Form 10-Q
period 2006-03-31
General Finance CORP
filed 2006-05-17
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to ______________________.

Commission file number 333-129830

GENERAL FINANCE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	32-0163571 (I.R.S. Employer Identification No.)

260 S. Los Robles, Suite 217
Pasadena, CA 91101
(Address of Principal Executive Offices)

(626) 795-0040
(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes               No   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ____ Accelerated filer ____  Non-accelerated filer ___X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  X       No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares issued and outstanding as of May 10, 2006.

GENERAL FINANCE CORPORATION

INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION		1
Item 1.	Financial Statements	1

Balance Sheet (unaudited)
As of March 31, 2006

Statements of Operations (unaudited)
Three months ended March 31, 2006 and for the period
from October 14, 2005 (inception) to March 31, 2006

Statement of Stockholders' Equity (unaudited)
For the period from October 14, 2005 (inception) to
March 31, 2006

Statements of Cash Flows (unaudited)
Three months ended March 31, 2006 and for the period
from October 14, 2005 (inception) to March 31, 2006

Notes To The Financial Statements

PART I.

FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION
(A Development Stage Company)
BALANCE SHEET (UNAUDITED)

ASSETS
March 31, 2006
(unaudited)
Current assets:
Cash (Note 3)	$72,631

Other assets	3,688
Deferred offering costs (Note 2)	432,267

Total assets	$508,586

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$177,167
Accrued expenses	92,942
Total current liabilities	270,109

Commitments (Note 7)

Stockholders' equity:
Preferred stock, $.0001 par value, 1,000,000 shares authorized;
none issued	—
Common stock, $.0001 par value, 100,000,000 shares authorized;
1,875,000 shares issued and outstanding	188
Additional paid-in capital	249,812
Deficit accumulated during the development stage	(11,523)

Total stockholders' equity	238,477

Total liabilities and stockholders' equity	$508,586

See notes to the financial statements.

GENERAL FINANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended	October 14, 2005 (inception)
	March 31, 2006	to March 31, 2006
	(unaudited)	(unaudited)

Formation and operating costs	$8,014	$11,523

Net loss	$(8,014)	$(11,523)

Weighted average shares outstanding	1,875,000	1,875,000

Net loss per share	$(0.00)	$(0.01)

See notes to the financial statements.

GENERAL FINANCE CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During the	Total
	Shares	Amount	Paid-In Capital	Development Stage	Stockholders' Equity

Sale of common stock	1,875,000	$188	$249,812	$—	$250,000

Net loss	—	—	—	(11,523)	$(11,523)

Balance at March 31, 2006	1,875,000	$188	$249,812	$(11,523)	$238,477

See independent auditors' report and accompanying notes.

GENERAL FINANCE CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2006(unaudited)	October 14, 2005(inception) to March 31, 2006 (unaudited)

Cash flows from operating activities:
Net loss	$(8,014)	$(11,523)
Changes in operating assets and liabilities:
Other assets	—	(3,688)
Deferred offering costs	(94,730)	(162,158)

Net cash used in operating activities	(102,744)	(177,369)

Cash flows from financing activities:
Net proceeds from sale of common stock	—	250,000

Net cash provided by financing activities	—	250,000

Net (decrease)/increase in cash	(102,744)	72,631

Cash at beginning of period	175,375	—

Cash at end of period	$72,631	$72,631

Non-cash transaction -
Accrued deferred offering costs	$137,044	$270,109

See independent auditors' report and accompanying notes.

NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1.	Organization and Business Operations

General Finance Corporation (the “Company’) was incorporated in Delaware on October 14, 2005 as a blank check company whose objective is to acquire an operating business. The Company has selected December 31 as its fiscal year-end.

As of March 31, 2006, the Company had not yet commenced any operations. All activity through March 31, 2006 related to the Company’s formation and the proposed public offering described below. Subsequent to March 31, 2006, the Company successfully completed its initial public offering (see Note 9).

The Company’s ability to commence operations is contingent upon completing a public offering of its securities (the “IPO”) and consummating a business combination with an operating business (the “Business Combination”) (see Note 4 and Note 9). The proceeds of the IPO, less underwriting discounts and offering expenses, will be placed in a trust account (the “Trust Account”) and invested in government securities and certain money market funds. The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a Business Combination and can be used to complete the Business Combination or for such purposes as management determines following the Business Combination. If the Company does not consummate a Business Combination within 18 months from the commencement of the IPO (or 24 months if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding shares issued in the IPO (the “Public Stockholders”).

The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. The Company’s stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of a Business Combination.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO. Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by the Pre-IPO Stockholders.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the IPO, or 24 months from the consummation of the IPO if certain extension criteria have been satisfied.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

The Company presents its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of legal and accounting fees incurred through the balance sheet date that are related to the IPO and that will be charged to capital upon the receipt of the capital raised.

Reverse Stock Split

In March 2006, the Company effected a 3 for 4 reverse stock split of its common stock. The accompanying financial statements include adjustments to the common stock share amounts based on the reverse stock split.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3.	Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did not have cash on deposit exceeding the insured limit as of March 31, 2006.

Note 4.	Public Offering

The IPO calls for the Company to offer for public sale 7,500,000 units (“Units”). Each Unit will consist of one share of the Company’s common stock, $.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the IPO and expiring four years from the effective date of the IPO. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

All proceeds of the offering, net of the underwriting discounts (other than a contingent underwriting discount) and $550,000 retained for offering expenses, will be placed in the Trust Account as described in Note 1.

Subsequent to March 31, 2006, the Company successfully completed the IPO (see Note 9).

Note 5.	Limited Recourse Revolving Line of Credit

On October 19, 2005, the Company entered into an unsecured limited recourse revolving line of credit agreement with Ronald F. Valenta, a director, an executive officer and majority stockholder, pursuant to which the Company may from time to time borrow up to $1,750,000 outstanding at one time. The line of credit terminates upon the earliest to occur of: (i) the completion of a business combination or liquidation of the Company; and (ii) two years from the date of the prospectus in the IPO, except that advances may be made after two years from the date of the prospectus solely to pay reasonable costs and expenses in connection with the liquidation of the Company.

The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate a business combination within the required time periods. If funds are borrowed under the line of credit to pay offering expenses, the Company will repay such borrowings, plus interest, with proceeds from the IPO. As of March 31, 2006, no amounts had been borrowed under the line of credit.

Note 6.	Related Party Transactions

For the period from October 14, 2005 (inception) to March 31, 2006, Ronald F. Valenta paid for deferred offering costs and other assets on behalf of the Company totaling $13,688. There were no specific repayment terms and the amount was paid in full to Mr. Valenta in December 2005. In addition, the Company has a limited recourse revolving line of credit agreement with Mr. Valenta in the amount of $1,750,000 (see Note 5). As of March 31, 2006, no amounts have been drawn on the limited recourse revolving line of credit.

The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of the Majority Stockholder. Until the acquisition of a target business by the Company, the affiliate has agreed to make such services available to the Company free of charge, as may be required by the Company from time to time.

Note 7.	Commitments

In connection with the IPO, and to the extent not inconsistent with the guidelines of the NASD and the rules and regulations of the SEC, the Company intends to enter into an agreement with its underwriters, for bona fide services rendered, paying a commission equal to 7% of the gross proceeds from the IPO, of which payment of 2% of the gross proceeds would be deferred and contingent upon the consummation of the Company’s initial business combination.

In connection with the IPO, two executive officers (one of whom is a director) of the Company have entered into agreements to purchase 583,333 Warrants from the Company for $1.20 per Warrant in a private placement, or an aggregate of $700,000, immediately prior to the closing of the IPO. Subsequent to March 31, 2006, the Company completed this private placement (see Note 9).

Note 8.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 9.	Subsequent Events

On April 5, 2006, in connection with the IPO, two executive officers (one of whom is a director) entered into agreements with the representative of the underwriters that during the 40 trading day period commencing at least 60 days after the IPO, they will collectively purchase Warrants in the public market at prices not to exceed $1.20 per Warrant up to an aggregate purchase price of $700,000.

On April 7, 2006, the Company issued to two executive officers (one of whom is a director) 583,333 Warrants for $1.20 per Warrant, or an aggregate of $700,000. These warrants were identical to the Warrants issued in the IPO.

On April 10, 2006, the Company issued and sold 7,500,000 Units in the IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriter’s over-allotment option. The public offering price of each Unit was $8.00, and the gross proceeds of the IPO were $69,000,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $65,000,000 was deposited into the Trust Account, which amount included $1,380,000 of contingent underwriting discount; (ii) the underwriters received $3,450,000 as the underwriting discount (excluding the contingent underwriting discount); and (iii) the Company retained $550,000 for offering expenses. In addition, the Company deposited into the Trust Account the $700,000 that it received from the private placement of warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

We were formed on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts initially on acquiring an operating business in the specialty finance industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time the acquisition.

On April 10, 2006, we completed our initial public offering (“IPO”) of 7,500,000 Units, and on April 13, 2006, we completed the closing of an additional 1,125,000 Units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of contingent underwriting discount; (ii) the underwriters received $3,450,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the trust account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer and Chief Financial Officer, and John O. Johnson, our Chief Operating Officer, on April 7, 2006.

The proceeds deposited in the trust account will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. The proceeds held in the trust account (other than the contingent underwriting discount) may be used as consideration to pay the sellers of a target business with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (other than the contingent underwriting discount) will be used to finance the operations of the target business. We may also use the proceeds held in the trust account (other than the contingent underwriting discount) to pay a finder’s fee to any unaffiliated party that provides information regarding prospective targets to us.

We believe that the proceeds from the sale of 1,875,000 shares of our Common Stock to our existing stockholders prior to the IPO and from the $1,750,000 limited recourse line of credit provided by Mr. Valenta will be sufficient to fund our operations until the earlier of 24 months from the offering and the consummation of a business combination.

For the period from October 14, 2005 (inception) through March 31, 2006, we had a net loss of $12,000, attributable to organization, formation and general and administrative expenses. We also accrued $432,000 of deferred offering costs, of which approximately $270,000 was unpaid as of March 31, 2006.. Through March 31, 2006 we did not engage in any significant operations. Our entire activity from inception through March 31, 2006 was to prepare for our IPO.

Our financial statements as of and for the period ending April 10, 2006 (the closing of the IPO) were audited, and we filed these audited financial statements included in a Current Report on Form 8-K dated April 10, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures

Our management carried out an evaluation, with the participation of Ronald F. Valenta (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, Mr. Valenta concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the period from October 14, 2005 (inception) through March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On April 7, 2006, we issued 583,333 warrants to Ronald F. Valenta and John O. Johnson at a price of $1.20 per warrant for an aggregate purchase price of $700,000. These warrants are identical to the warrants that were issued in the IPO. The issuance and sale of these warrants was made without registration under the Securities Act of 1933, as amended, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as transactions not involving any public offering. We used no general solicitation or general advertising in connection with the issuance and sale of those warrants, and the purchasers were affiliates of the company and agreed to appropriate restrictions on resale of the warrants and the underlying shares. We paid no underwriting discounts or commissions with respect to the issuance and sale of the warrants.

Use of Proceeds

On April 10, 2006, we consummated our IPO of 7,500,000 Units. On April 13, 2006, we consummated the closing of an additional 1,125,000 Units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our Common Stock and one warrant entitling the holder to purchase from us one share of our Common Stock at an exercise price of $6.00. The Units were sold at an offering price of $8.00 per unit, generating total gross proceeds of $69,000,000. Morgan Joseph & Co. Inc. acted as representative of the underwriters. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-129830) that was declared effective on April 5, 2006.

Of the gross proceeds from the IPO: (i) we deposited $65,000,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which amount included $1,380,000 of contingent underwriting discount; (ii) the underwriters received $3,450,000 as underwriting discount; and (iii) we used $550,000 for offering expenses. None of the offering expenses were paid directly or indirectly to any of our officers, directors or 10% stockholders.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Prior to the IPO, we solicited the consents of our stockholders to certain amendments to our Certificate of Incorporation and a 3 for 4 reverse split of our Common Stock. Our stockholders unanimously approved the amendments and the split.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

See Exhibit Index Attached

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL FINANCE CORPORATION

Date: May 15, 2006	By:	/s/ Ronald F. Valenta
Ronald F. Valenta Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1	Unit Purchase Option to be granted to Morgan Joseph & Co. Inc. dated April 10, 2006
10.2	Warrant Agreement dated April 5, 2006 between Continental Stock Transfer & Trust Company and General Finance Corporation
10.3	Investment Management Trust Agreement dated April 5, 2006 between Continental Stock Transfer & Trust Company and General Finance Corporation
10.4	Stock Escrow Agreement dated April 5, 2006 between General Finance Corporation, Continental Stock Transfer & Trust Company and certain stockholders
10.5	Amended and Restated Warrant Purchase Agreements dated April 5, 2006 by and between Morgan Joseph & Co. Inc and each of Ronald F. Valenta and John O. Johnson
31.1	Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. § 1350