Form 10-Q
period 2006-06-30
General Finance CORP
filed 2006-08-14
CIK 1342287

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from __________________ to ______________________.

                        Commission file number 333-129830

                           GENERAL FINANCE CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                             32-0163571
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                          260 S. Los Robles, Suite 217
                               Pasadena, CA 91101
                    (Address of Principal Executive Offices)

                                 (626) 584-9722
              (Registrant's Telephone Number, Including Area Code)

      Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes |X| No |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|   Accelerated filer |_|   Non-accelerated filer |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes |X| No |_|

      State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,500,000 shares issued and outstanding as of July 31, 2006.

                           GENERAL FINANCE CORPORATION

                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION .................................................................     3

         Item 1.  Financial Statements ........................................................     3

         Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations ..................................................................    10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..................    11

         Item 4.  Controls and Procedures .....................................................    11

PART II. OTHER INFORMATION ....................................................................    11

         Item 1.  Legal Proceedings ...........................................................    11

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .................    11

         Item 3.  Defaults Upon Senior Securities .............................................    11

         Item 4.  Submission of Matters to a Vote of Security Holders .........................    11

         Item 5.  Other Information ...........................................................    11

         Item 6.  Exhibits ....................................................................    11

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                            BALANCE SHEET (UNAUDITED)

                                             ASSETS
                                                                                  June 30, 2006
                                                                                   (unaudited)
                                                                                  -------------
Current assets:
      Cash (Note 3)                                                                $    77,169
      Cash equivalents held in trust account                                        66,392,334
      Prepaid insurance                                                                 57,375
                                                                                   -----------
              Total current assets                                                  66,526,878

Other assets                                                                             3,688

                                                                                   -----------
              Total assets                                                         $66,530,566
                                                                                   ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Income taxes payable (Note 1)                                                $   251,200
      Deferred underwriting fees (Note 3)                                            1,380,000
                                                                                   -----------
              Total current liabilities                                              1,631,200

Common stock subject to possible conversion,
      1,499,250 shares at conversion value (Note 3)                                 11,424,285
                                                                                   -----------

Commitments (Note 7)

Stockholders' equity:
      Preferred stock, $.0001 par value, 1,000,000 shares authorized;
          no shares issued                                                                  --
      Common stock, $.0001 par value, 100,000,000 shares authorized;
          10,500,000 shares issued and outstanding
          (including 1,499,250 shares subject to possible conversion)                    1,050
      Additional paid-in capital                                                    53,099,948
      Earnings accumulated during the development stage                                374,083
                                                                                   -----------

      Total stockholders' equity                                                    53,475,081
                                                                                   -----------

              Total liabilities and stockholders' equity                           $66,530,566
                                                                                   ===========

                     See notes to the financial statements.

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                        STATEMENTS OF INCOME (UNAUDITED)

                                                                                        October 14, 2005
                                             Three months ended    Six months ended       (inception)
                                                June 30, 2006        June 30, 2006      to June 30, 2006
                                                 (unaudited)          (unaudited)          (unaudited)
                                             ------------------    ----------------     ----------------
General and administrative expenses             $     55,631         $     63,699         $     67,720
                                                ------------         ------------         ------------

Operating loss                                       (55,631)             (63,699)             (67,720)

Other income:
     Interest income                                 692,437              693,291              693,803
                                                ------------         ------------         ------------

Income before provision for income taxes             636,806              629,592              626,083

Provision for income taxes                           251,200              252,000              252,000
                                                ------------         ------------         ------------

Net income                                      $    385,606         $    377,592         $    374,083
                                                ============         ============         ============

Net income per share:
          Basic                                 $       0.04         $       0.07         $       0.08
        Diluted                                 $       0.03         $       0.06         $       0.07
Weighted average shares outstanding:
          Basic                                    9,609,890            5,763,812            4,582,212
                                                ============         ============         ============
        Diluted                                   11,040,514            6,483,076            5,082,930
                                                ============         ============         ============

                     See notes to the financial statements.

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                      Earnings
                                                                                                    Accumulated
                                                      Common Stock                Additional        During the           Total
                                                                                   Paid-In          Development       Stockholders'
                                                Shares            Amount           Capital             Stage             Equity
                                             ------------      ------------      ------------       ------------      -------------
Balance at October 14, 2005 (inception)                --      $         --      $         --       $         --      $         --

Sale of common stock to initial                 1,875,000               188           249,812                 --           250,000
    stockholder

Sale of warrants                                       --                --           700,000                 --           700,000

Sale of 7,500,000 units and                     7,500,000               750        55,254,754                 --        55,255,504
    underwriters' purchase option, net
    of underwriters' discount and
    offering expenses

Sale of 1,125,000 units for                     1,125,000               112         8,319,667                 --         8,319,779
    over-allotment

Proceeds subject to possible conversion                --                --       (11,424,285)                --       (11,424,285)
    of 1,499,250 shares

Net income                                             --                --                --            374,083           374,083
                                             ------------      ------------      ------------       ------------      ------------

Balance at March 31, 2006                      10,500,000      $      1,050      $ 53,099,948       $    374,083      $ 53,475,081
                                             ============      ============      ============       ============      ============

                     See notes to the financial statements.

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                 October 14, 2005
                                                              Six months ended     (inception)
                                                                June 30, 2006    to June 30, 2006
                                                                 (unaudited)       (unaudited)
                                                                ------------     ----------------
Cash flows from operating activities:
 Net income                                                     $    377,592       $    374,083
 Changes in operating assets and liabilities:
    Other assets                                                          --             (3,688)
    Prepaid expenses                                                 (57,375)           (57,375)
    Income taxes payable                                             251,200            251,200
                                                                ------------       ------------

    Net cash provided by operating activities                        571,417            564,220
                                                                ------------       ------------

Cash flows from investing activities:
 Cash equivalents held in trust account                          (66,392,334)       (66,392,334)
                                                                ------------       ------------

Cash flows from financing activities:
 Proceeds from sale of units, net                                 65,155,776         65,389,550
 Proceeds from private placement                                     700,000            700,000
 Proceeds from sale of common stock to initial stockholder                --            250,000
 Payment of accrued offering costs                                  (133,065)          (434,267)
                                                                ------------       ------------

    Net cash provided by financing activities                     65,722,711         65,905,283
                                                                ------------       ------------

    Net (decrease) increase in cash                                  (98,206)            77,169

Cash at beginning of period                                          175,375                 --
                                                                ------------       ------------

Cash at end of period                                           $     77,169       $     77,169
                                                                ============       ============

Non-cash financing activity:
Accrued deferred underwriting fees                              $  1,380,000       $  1,380,000
                                                                ============       ============

                     See notes to the financial statements.

                    NOTES TO FINANCIAL STATEMENTS (Unaudited)

Note 1. Organization and Business Operations

      General Finance Corporation (the "Company') was incorporated in Delaware on October 14, 2005 as a blank check company whose objective is to acquire one or more operating businesses. The Company has selected December 31 as its fiscal year-end.

      As of June 30, 2006, the Company had not yet commenced any operations. All activity through June 30, 2006 related to the Company's formation, its initial public offering of the securities (the "IPO"), and activities to identify an operating business to acquire. See Note 3.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

      The Company presents its financial statements on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

Cash Equivalents

      The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in a trust account are to be held to maturity, and accordingly, are stated at current market value. Funds held in trust are restricted, as described in Note 3.

Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Underwriter Fees

      Deferred underwriter fees of $1,380,000 accrued in connection with the Company's IPO are payable if and when the Company effects a business combination (see also Note 3).

Reverse Stock Split

      In March 2006, the Company effected a 3-for-4 reverse stock split of its common stock. The accompanying financial statements include adjustments to the common stock share amounts based on the reverse stock split for all periods presented.

Income Taxes

      The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

Recently Issued Accounting Pronouncements

      Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3. Initial Public Offering

      On April 10, 2006, the Company issued and sold 7,500,000 units ("Units") in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 ("Warrants"). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

      The public offering price of each Unit was $8.00, and the gross proceeds of the IPO were $69,000,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $65,000,000 was deposited into a trust account (the "Trust Account"), which amount included $1,380,000 of contingent underwriting discount; (ii) the underwriters received $3,450,000 as the underwriting discount (excluding the contingent underwriting discount); and
(iii) the Company retained $550,000 for offering expenses. In addition, the Company deposited into the Trust Account the $700,000 that it received from a private placement of 583,333 warrants to two executive officers (one of whom is also a director) for $1.20 per warrant immediately prior to the closing of the IPO. These warrants were identical to the Warrants issued in the IPO.

      In connection with the IPO, two executive officers (one of whom is a director) entered into agreements with the representative of the underwriters that during the 40 trading day period commencing at least 60 days after the IPO, they will collectively purchase Warrants in the public market at prices not to exceed $1.20 per Warrant up to an aggregate purchase price of $700,000. These purchases have been completed.

      In connection with the IPO, the Company sold to the representative of the underwriter an option to purchase 750,000 units for $10.00 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $7.20. This option may be exercised on a cashless basis. This option expires April 5, 2011.

      The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the "Business Combination") whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the "Public Stockholders"). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.

      The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. The Company's stockholders prior to the consummation of the IPO (the "Pre-IPO Stockholders") have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the first Business Combination.

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

      The  Company's   Certificate  of  Incorporation   provides  for  mandatory
liquidation of the Company in the event that the Company does not consummate a Business Combination within the dates forth above.

Note 4. Concentrations of Credit Risk

      The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did not have cash on deposit exceeding the insured limit as of March 31, 2006. Marketable securities held at June 30, 2006 consist of United States Treasury Bills, which mature on July 13, 2006.

Note 5. Limited Recourse Revolving Line of Credit

      The Company has an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and executive officer, pursuant to which the Company may from time to time borrow up to $1,750,000 outstanding at one time. The line of credit terminates upon the earliest to occur of: (i) the completion of the Business Combination, (ii) the liquidation of the Company, and (iii) April 5, 2008, except that advances may be made after two years from the date of the prospectus solely to pay reasonable costs and expenses in connection with the liquidation of the Company.

      The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods. As of June 30, 2006, no amounts had been borrowed under the line of credit.

Note 6. Related Party Transactions

      For the period from October 14, 2005 (inception) to March 31, 2006, Ronald
F. Valenta paid for deferred offering costs and other assets on behalf of the Company totaling $13,688. There were no specific repayment terms and the amount was paid in full to Mr. Valenta in December 2005. In addition, the Company has a limited recourse revolving line of credit agreement with Mr. Valenta in the amount of $1,750,000 (see Note 4).

      The Company utilizes certain administrative, technology and secretarial services, as well as certain limited office space provided by an affiliate of Mr. Valenta. Until the acquisition of a target business by the Company, the affiliate has agreed to make such services available to the Company free of charge, as may be required by the Company from time to time.

Note 7. Preferred Stock

      The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue," or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

      We were formed on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we intend to focus our efforts initially on acquiring an operating business in the specialty finance industry. Our initial business combination must be with a business or businesses whose collective fair market value is at least equal to 80% of our net assets at the time of the acquisition.

      On April 10, 2006, we completed our initial public offering ("IPO") of 7,500,000 Units, and on April 13, 2006, we completed the closing of an additional 1,125,000 Units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the "Common Stock") and one Warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of contingent underwriting discount; (ii) the underwriters received $3,450,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the trust account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer and Chief Financial Officer, and John
O. Johnson, our Chief Operating Officer, on April 7, 2006.

      The proceeds deposited in the trust account will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination. The proceeds held in the trust account (other than the contingent underwriting discount) may be used as consideration to pay the sellers of a target business with which we complete a business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account (other than the contingent underwriting discount) will be used to finance the operations of the target business. We may also use the proceeds held in the trust account (other than the contingent underwriting discount) to pay a finder's fee to any unaffiliated party that provides information regarding prospective targets to us.

      We had net income of $386,000, $378,000, and $374,000, respectively, for the three and six months ended June 30, 2006, and for the period from inception (October 14, 2005) to June 30, 2006. This net income was derived primarily from interest income of $693,000 earned on marketable securities held in a trust account. Our operating expenses totaled $ 56,000, $64,000, and $68,000, respectively, for the three and six months ended June 30, 2006, and for the period from inception to June 30, 2006. We also incurred $434,000 of offering costs in connection with the public offering, all of which has been applied against paid in capital. State and federal income tax of approximately 40% of pre-tax income has been provided for each of the respected periods.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures

      Our management carried out an evaluation, with the participation of Ronald
F. Valenta (our principal executive, financial and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, Mr. Valenta concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

      There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.
                                OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      None.

Item 3. Defaults Upon Senior Securities.

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 5. Other Information.

      Not applicable.

Item 6. Exhibits.

      See Exhibit Index Attached.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2006                   GENERAL FINANCE CORP.


                                        By: /s/ Ronald F. Valenta
                                            ------------------------------------
                                            Ronald F. Valenta
                                            Chief Executive Officer and Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number      Exhibit Description
-------     -------------------

 31.1       Certification Pursuant to SEC Rule 13a-14(a)/15d-14(a)

 32.1       Certification Pursuant to 18 U.S.C. ss. 1350