Form 10-Q/A
period 2006-06-30
General Finance CORP
filed 2006-09-29
CIK 1342287

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from ______________ to __________________.

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

                           GENERAL FINANCE CORPORATION

                                EXPLANATORY NOTE

      General Finance Corporation (the "Company") is amending Part I, Item 1 (Financial Statements) and Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations of its Form 10-Q for the quarter ended June 30, 2006.

      The principal modification reflected in the amendment is to increase from 1,499,250 to 1,724,138 the number of shares of "Common stock subject to possible conversion" in the balance sheet to include 19.99% of the shares issued upon exercise of the over-allotment option by the underwriters in the Company's initial public offering in April 2006, which shares were inadvertently omitted from the number originally reported. This change also resulted in a reduction in interest income to $553,737 for the three months ended June 30, 2006 instead of $692,437 as originally reported, with corresponding adjustments to provisions for income taxes, net income, net income per share and stockholders' equity.

                               INDEX TO FORM 10-Q

PART I.      FINANCIAL INFORMATION ........................................    3

         Item 1.  Financial Statements ....................................    3

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .....................   10

         Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk .............................................   11

         Item 4.  Controls and Procedures .................................   11

PART II.     OTHER INFORMATION ............................................   11

         Item 1.  Legal Proceedings .......................................   11

         Item 2.  Unregistered Sales of Equity Securities and Use
                  of Proceeds .............................................   11

         Item 3.  Defaults Upon Senior Securities .........................   11

         Item 4.  Submission of Matters to a Vote of Security Holders .....   11

         Item 5.  Other Information .......................................   11

         Item 6.  Exhibits ................................................   11

                                     PART I.
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                            BALANCE SHEET (UNAUDITED)

                                     ASSETS
                                                                       June 30, 2006
                                                                        (unaudited)
                                                                        -----------
Current assets:
      Cash (Note 3)                                                     $    77,169
      Cash equivalents held in trust account                             66,392,334
      Prepaid insurance                                                      57,375
                                                                        -----------
              Total current assets                                       66,526,878

Other assets                                                                  3,688

                                                                        -----------
              Total assets                                              $66,530,566
                                                                        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Income taxes payable (Note 1)                                     $   251,200
      Deferred underwriting fees (Note 3)                                 1,380,000
                                                                        -----------
              Total current liabilities                                   1,631,200

Common stock subject to possible conversion,
      1,724,138 shares at conversion value (Note 3)                      12,941,000
                                                                        -----------

Commitments (Note 7)

Stockholders' equity:
      Preferred stock, $.0001 par value, 1,000,000 shares authorized;
          no shares issued                                                       --
      Common stock, $.0001 par value, 100,000,000 shares authorized;
          10,500,000 shares issued and outstanding
          (including 1,724,138 shares subject to possible conversion)         1,050
      Additional paid-in capital                                         51,666,433
      Earnings accumulated during the development stage                     290,883
                                                                        -----------

      Total stockholders' equity                                         51,958,366
                                                                        -----------

              Total liabilities and stockholders' equity                $66,530,566
                                                                        ===========

                     See notes to the financial statements.

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                        STATEMENTS OF INCOME (UNAUDITED)

                                                                                     October 14, 2005
                                           Three months ended     Six months ended     (inception)
                                             June 30, 2006         June 30, 2006     to June 30, 2006
                                              (unaudited)           (unaudited)        (unaudited)
                                           ------------------     ----------------   ----------------
General and administrative expenses           $     55,631          $     63,699       $     67,720
                                              ------------          ------------       ------------

Operating loss                                     (55,631)              (63,699)           (67,720)

Other income:
     Interest income                               553,737               554,591            555,103
                                              ------------          ------------       ------------

Income before provision for income taxes           498,106               490,892            487,383

Provision for income taxes                         195,700               196,500            196,500
                                              ------------          ------------       ------------

Net income                                    $    302,406          $    294,392       $    290,883
                                              ============          ============       ============

Net income per share:
          Basic                               $       0.03          $       0.05       $       0.06
        Diluted                               $       0.03          $       0.05       $       0.06
Weighted average shares outstanding:
          Basic                                  9,609,890             5,763,812          4,582,212
                                              ============          ============       ============
        Diluted                                 11,040,514             6,483,076          5,082,930
                                              ============          ============       ============

                     See notes to the financial statements.

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                                                                                                          Earnings
                                                                                                        Accumulated
                                                              Common Stock             Additional       During the         Total
                                                      ----------------------------       Paid-In        Development    Stockholders'
                                                         Shares          Amount          Capital           Stage           Equity
                                                      ------------    ------------    ------------     ------------    ------------
Balance at October 14, 2005 (inception)                         --    $         --    $         --     $         --    $         --

Sale of common stock to initial                          1,875,000             188         249,812               --         250,000
    stockholder

Sale of warrants                                                --              --         700,000               --         700,000

Sale of 7,500,000 units and                              7,500,000             750      55,254,754               --      55,255,504
    underwriters' purchase option, net
    of underwriters' discount and
    offering expenses

Sale of 1,125,000 units for                              1,125,000             112       8,319,667               --       8,319,779
    over-allotment

Proceeds subject to possible conversion                         --              --     (12,857,800)              --     (12,857,800)
    of 1,724,138 shares

Net income                                                      --              --              --          290,883         290,883
                                                      ------------    ------------    ------------     ------------    ------------

Balance at March 31, 2006                               10,500,000    $      1,050    $ 51,666,433     $    290,883    $ 51,958,366
                                                      ============    ============    ============     ============    ============

                     See notes to the financial statements.

                           GENERAL FINANCE CORPORATION
                          (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                     October 14, 2005
                                                                Six months ended       (inception)
                                                                 June 30, 2006       to June 30, 2006
                                                                   (unaudited)         (unaudited)
                                                                ----------------     ----------------
Cash flows from operating activities:
 Net income                                                       $    294,392         $    290,883

 Changes in operating assets and liabilities:
    Other assets                                                            --               (3,688)
    Prepaid expenses                                                   (57,375)             (57,375)
    Income taxes payable                                               251,200              251,200
    Interest deferred for common stock subject to possible
       conversion, net of $55,500 income tax effect                     83,200               83,200
                                                                  ------------         ------------

    Net cash provided by operating activities                          571,417              564,220
                                                                  ------------         ------------

Cash flows from investing activities:
 Cash equivalents held in trust account                            (66,392,334)         (66,392,334)
                                                                  ------------         ------------

Cash flows from financing activities:
 Proceeds from sale of units, net                                   65,155,776           65,389,550
 Proceeds from private placement                                       700,000              700,000
 Proceeds from sale of common stock to initial stockholder                  --              250,000
 Payment of accrued offering costs                                    (133,065)            (434,267)
                                                                  ------------         ------------

    Net cash provided by financing activities                       65,722,711           65,905,283
                                                                  ------------         ------------

    Net (decrease) increase in cash                                    (98,206)              77,169

Cash at beginning of period                                            175,375                   --
                                                                  ------------         ------------

Cash at end of period                                             $     77,169         $     77,169
                                                                  ============         ============

Non-cash financing activity:
Accrued deferred underwriting fees                                $  1,380,000         $  1,380,000
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

      As of June 30, 2006, the Company had not yet commenced any operations. All activity through June 30, 2006 related to the Company's formation, its initial public offering of the securities (the "IPO"), and activities to identify an operating business to acquire. See yNote 3.

Note 2. Summary of Significant Accounting Policies

Basis of Accounting

      The Company presents its financial statements on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles.

Cash Equivalents

      The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in a trust account are to be held to maturity, and accordingly, are stated at current market value. Funds held in trust are restricted, as described in yNote 3.

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

Deferred Underwriter Fees

      Deferred underwriter fees of $1,380,000 accrued in connection with the Company's IPO are payable if and when the Company effects a business combination (see also yNote 3).

Common Stock Subject to Possible Conversion

      Common stock subject to possible conversion amounts to approximately 20% of the funds held in the trust account after subtracting deferred underwriter fees and the estimated tax liability associated with interest income earned on the funds held in trust (see also Note 3).

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

      The  Company's   Certificate  of  Incorporation   provides  for  mandatory
liquidation of the Company in the event that the Company does not consummate a Business Combination within the dates set forth above.

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

Note 6. Related Party Transactions

      For the period from October 14, 2005 (inception) to December 31, 2005, Ronald F. Valenta paid for deferred offering costs and other assets on behalf of the Company totaling $13,688. There were no specific repayment terms and the amount was paid in full to Mr. Valenta in December 2005. In addition, the Company has a limited recourse revolving line of credit agreement with Mr. Valenta in the amount of $1,750,000 (see yNote 4).

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

      On April 10, 2006, we completed our initial public offering ("IPO") of 7,500,000 Units, and on April 13, 2006, we completed the closing of an additional 1,125,000 Units that were subject to the underwriter's over-allotment option. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the "Common Stock") and one Warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into a trust account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of contingent underwriting discount; (ii) the underwriters received $3,450,000 as underwriting discount (excluding the contingent underwriting discount); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the trust account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer, on April 7, 2006.

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

      We had net income of $302,000, $294,000, and $291,000, respectively, for the three and six months ended June 30, 2006, and for the period from inception (October 14, 2005) to June 30, 2006. This net income was derived primarily from interest income of over $550,000 earned on marketable securities held in a trust account. Our operating expenses totaled $56,000, $64,000, and $68,000, respectively, for the three and six months ended June 30, 2006, and for the period from inception to June 30, 2006. We also incurred $434,000 of offering costs in connection with the public offering, all of which has been applied against paid in capital. State and federal income tax of approximately 40% of pre-tax income has been provided for each of the respective periods.

      We believe that the proceeds from the sale of 1,875,000 shares of our Common Stock to our existing stockholders prior to the IPO and from the $1,750,000 limited recourse line of credit provided by Mr. Valenta will be sufficient to fund our operations until the earlier of 24 months from the offering or the consummation of a business combination.

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

Item 4. Controls and Procedures

      Our management carried out an evaluation, with the participation of Ronald
F. Valenta (our principal executive officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, Mr. Valenta concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified un the rules and forms of the Securities and Exchange Commission.

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

Date: September 27, 2006                GENERAL FINANCE CORPORATION


                                        By: /s/ Ronald F. Valenta
                                            ------------------------------------
                                            Ronald F. Valenta
                                            Chief Executive Officer


                                        By: /s/ Charles E. Barrantes
                                            ------------------------------------
                                            Charles E. Barrantes
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
 Number     Exhibit Description
-------     -------------------

 31.1 Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

 31.2 Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

 32.1       Certification  of Chief  Executive  Officer  Pursuant  to 18  U.S.C.
            ss.1350

 32.2       Certification  of Chief  Financial  Officer  Pursuant  to 18  U.S.C.
            ss.1350