Form 10-Q
period 2006-09-30
General Finance CORP
filed 2006-11-03
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares issued and outstanding as of October 31, 2006.

GENERAL FINANCE CORPORATION

PART I.
FINANCIAL INFORMATION

Item 1.  Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET (UNAUDITED)

ASSETS
September 30, 2006
(unaudited)
Current assets:
Cash	$137,053
Cash equivalents held in trust account	67,215,412
Prepaid insurance	38,250
Total current assets	67,390,715
Office equipment	3,132
Deferred income taxes	2,600
Other assets	421,264
Total assets	$67,817,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$275,685
Accrued liabilities, including accrued interest of $3,682 on borrowings from related party	181,663
Income taxes payable	258,900
Deferred underwriting fees	1,380,000
Borrowings from related party	700,000
Total current liabilities	2,796,248

Common stock subject to possible conversion,
1,724,138 shares at conversion value	13,058,100

Commitments	-

Stockholders’ equity:
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding	-
Common stock, $.0001 par value: 100,000,000 shares authorized;
10,500,000 shares outstanding (including 1,724,138 shares subject to possible conversion)	1,050
Additional paid-in capital	51,674,033
Earnings accumulated during the development stage	288,280
Total stockholders’ equity	51,963,363

Total liabilities and stockholders’ equity	$67,817,711

See notes to the consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended	Nine months ended	October 14, 2005 (inception)
	September 30, 2006	September 30, 2006	to September 30, 2006
	(unaudited)	(unaudited)	(unaudited)

General and administrative expenses	$702,792	$767,003	$770,512

Operating loss	(702,792)	(767,003)	(770,512)

Other income:
Interest expense	(3,682)	(3,682)	(3,682)
Interest income	661,171	1,216,274	1,216,274

Income (loss) before provision for income taxes	(45,303)	445,589	442,080

Provision (benefit) for income taxes	(42,700)	153,800	153,800

Net income (loss)	$(2,603)	$291,789	$288,280

Net income per share:
Basic	$—	$0.04	$0.05
Diluted	$—	$0.03	$0.04
Weighted average shares outstanding:
Basic	10,500,000	7,359,890	6,026,492
Diluted	12,191,659	8,437,991	6,862,633

See notes to the consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at October 14, 2005 (inception)	-	$-	$-	$-	$-

Sale of common stock to initial stockholder	1,875,000	188	249,812	-	250,000

Sale of warrants	-	-	700,000	-	700,000

Sale of 7,500,000 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses	7,500,000	750	55,254,754	-	55,255,504
Sale of 1,125,000 units for over-allotment	1,125,000	112	8,319,667	-	8,319,779

Proceeds subject to possible conversion of 1,724,138 shares	-	-	(12,857,800)	-	(12,857,800)

Share-based compensation	-	-	7,600	-	7,600

Net income	-	-	-	288,280	288,280

Balance at September 30, 2006	10,500,000	$1,050	$51,674,033	$288,280	$51,963,363

See notes to the consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended	October 14, 2005 (inception)
	September 30, 2006	to September 30, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income	$291,789	$288,280
Depreciation and amortization	369	369
Share-based compensation expense	7,600	7,600
Deferred income taxes	(2,600)	(2,600)
Changes in operating assets and liabilities:
Prepaid expenses	(38,250)	(38,250)
Other assets	—	(3,688)
Accounts payable and accrued liabilities	324,283	457,348
Income taxes payable	258,900	258,900
Interest deferred for common stock subject to possible conversion, net of $103,300 income tax effect	200,300	200,300
Net cash provided by operating activities	1,042,391	1,168,259

Cash flows from investing activities:
Deposit related to proposed acquisition	(417,945)	(417,945)
Purchases of office equipment	(3,132)	(3,132)
Cash equivalents held in trust account	(67,215,412)	(67,215,412)
Net cash used by investing activities	(67,636,489)	(67,636,489)

Cash flows from financing activities:
Borrowings from revolving line of credit with related party	700,000	700,000
Proceeds from sale of units, net	65,389,550	65,389,550
Proceeds from private placement	700,000	700,000
Proceeds from sale of common stock to initial stockholder	-	250,000
Payment of accrued offering costs	(233,774)	(434,267)
Net cash provided by financing activities	66,555,776	66,605,283

Net (decrease) increase in cash	(38,322)	137,053

Cash at beginning of period	175,375	-
Cash at end of period	$137,053	$137,053
Non-cash financing activity:
Accrued deferred underwriting fees	$1,380,000	$1,380,000

See notes to the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Organization and Business Operations

General Finance Corporation (the “Company’) was incorporated in Delaware on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company has selected December 31 as its fiscal year-end.

As of September 30, 2006, the Company had not yet commenced any operations. All activity through September 30, 2006 related to the Company’s formation, its initial public offering of the securities (the “IPO”) completed in April 2006, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Notes 3 and 9.

Note 2.   Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by the Company without audit on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto as of December 31, 2005 and for the period from inception (October 14, 2005) to December 31, 2005 included with the prospectus filed with the SEC in connection with the Company’s IPO.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in the Trust Account (see Note 3) are to be held to maturity, and accordingly, are stated at current market value. Funds held in the Trust Account are restricted (see Note 3).

Deferred Underwriting Fees

Deferred underwriting fees of up to $1,380,000 accrued in connection with the Company’s IPO are payable if and when the Company effects a business combination (see Note 3).

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion amounts to approximately 20% of the funds held in the trust account after subtracting deferred underwriting fees and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3).

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the IPO and a purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settle in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position and results of operations, except for the $100 in proceeds from the sale of the purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments.

At the date of issuance, the Company determined the purchase option had a fair market value of approximately $641,000 using a Black-Scholes pricing model.

Accounting for Stock Options

For the issuances of stock options, the Company follows the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date.

Reverse Stock Split

In March 2006, the Company effected a 3-for-4 reverse stock split of its common stock. The accompanying financial statements include adjustments to the common stock share amounts based on the reverse stock split for all periods presented.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Accordingly, the Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates.

Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The potential dilutive securities the Company has outstanding are warrants and stock options (see Notes 3 and 8).

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3.	Initial Public Offering

On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters’ over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 (“Warrants”). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The public offering price of each Unit was $8.00, and the gross proceeds of the IPO were $69,000,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $65,000,000 was deposited into a trust account (the “Trust Account”), which amount included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $550,000 for offering expenses. In addition, the Company deposited into the Trust Account the $700,000 that it received from a private placement of 583,333 warrants to two executive officers (one of whom is also a director) for $1.20 per warrant immediately prior to the closing of the IPO. These warrants were identical to the Warrants issued in the IPO.

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

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $7.20. This option may be exercised on a cashless basis. This option expires April 5, 2011.

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of the Company’s net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.

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

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did not have cash on deposit exceeding the insured limit as of September 30, 2006. Marketable securities held at September 30, 2006 consisted of United States Treasury Bills that matured on October 12, 2006.

Note 5.	Limited Recourse Revolving Line of Credit

The Company has an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and executive officer, pursuant to which the Company may from time to time borrow up to $1,750,000 outstanding at one time. The line of credit terminates upon the earliest to occur of: (i) the completion of the Business Combination, (ii) the liquidation of the Company, and (iii) April 5, 2008, except that advances may be made after April 5, 2008 solely to pay reasonable costs and expenses in connection with the liquidation of the Company.

The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods. As of September 30, 2006, $700,000 was outstanding under the line of credit.

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

The Company utilizes certain administrative, technology and secretarial services from affiliates of officers; as well as certain limited office space provided by an affiliate of Mr. Valenta. Until the acquisition of a target business by the Company, the affiliates have agreed to make such services available to the Company free of charge, as may be required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Management does not believe the value of these services to be significant.

Note 7.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 8.   2006 Stock Option Plan

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which is subject to approval of stockholders. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 1,500,000 shares of its common stock pursuant to options to be granted under the 2006 Plan. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of our common stock on date of grant of the option. Unless sooner terminated, the 2006 Plan will terminate June 30, 2016.

On September 11, 2006, the Company granted to an executive officer options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30, with a vesting period of five years. Stock-based compensation expense of $7,600 related to these options was recognized in the statements of income, with a corresponding benefit to additional paid-in capital. As of September 30, 2006, there remains $680,600 of unrecognized compensation expense that will be charged into the statement of income on a straight-line basis over the remaining vesting period.

A deduction is not allowed for income tax purposes with respect to non-qualified options until the stock options are exercised or with respect to incentive stock options unless the optionee makes a disqualifying disposition of the underlying shares. The amount of any deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.

The weighted-average fair value of the stock options granted was $3.06 and determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 4.8% (10-year treasury bill); an expected life of 7.5 years; an expected volatility of 26.5%; and no expected dividend.

Note 9.   Proposed Acquisition

On September 12, 2006, the Company and its newly formed indirect Australian subsidiary, GFN Australasia Finance Pty Limited, entered into a Share Sale Deed (the “Acquisition Agreement”) with the shareholders (the “Sellers”) of RWA Holdings Pty Limited, an Australian company (“RWA” and collectively, with its subsidiaries, “Royal Wolf”), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of RWA (the “Acquisition”). Royal Wolf leases and sells portable storage containers, portable container buildings and freight containers in Australia; and operates customer service centers in every state in Australia.

The aggregate consideration for the Acquisition is $87.4 million, subject to certain adjustments relating to Royal Wolf’s levels of working capital, net tangible assets and container rental equipment at the closing, outstanding obligations under a certain container lease program at the closing, and cost and expenses of any acquisitions completed by Royal Wolf prior to the closing. The aggregate consideration will increase by $570,000 if the Company’s definitive proxy statement in connection with the acquisition has not been cleared by the SEC by January 17, 2007 and by an additional $570,000 if such clearance has not been obtained by February 17, 2007. The financial terms and provisions of the Acquisition Agreement are denominated in Australian dollars. For convenience, these Australian dollar amounts have been converted into U.S. dollars using the September 8, 2006 exchange rate. On that date, one Australian dollar was equivalent to 0.7599 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore the amounts stated above may change.

The Acquisition is subject to the approval of the Company’s stockholders and certain other conditions, including that the Acquisition cannot proceed if holders of 20% or more of the Company’s common stock issued in the public offering against the Acquisition and demand that their shares of common stock be converted to cash (see Note 3).

The Acquisition will be accounted for as a reverse acquisition and equity recapitalization, with the Company treated as the “acquired” company for financial reporting purposes. The Acquisition consideration to be paid to the Sellers will be reflected as a distribution to them, and will result in a reduction of stockholders’ equity.

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

Overview

We were formed on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.

On April 10, 2006, we completed our initial public offering (“IPO”) of 7,500,000 Units, and on April 13, 2006, we completed the closing of an additional 1,125,000 Units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our common stock, par value $0.0001 per share, (the “Common Stock”) and one Warrant entitling the holder to purchase one share of our Common Stock at a price of $6.00. The public offering price of each Unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into a trust account (the “Trust Account”) at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the Trust Account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer, on April 7, 2006.

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

Royal Wolf Acquisition Agreement

On September 12, 2006, we entered into a Share Sale Deed (the “Acquisition Agreement”) with the shareholders (the “Sellers”) of RWA Holdings Pty Limited, an Australian company (“RWA” and collectively, with its subsidiaries, “Royal Wolf”), pursuant to which we agreed to purchase all of the outstanding shares of capital stock of RWA (the “Acquisition”). Royal Wolf leases and sells portable storage containers, portable container buildings and freight containers in Australia; and operates customer service centers in every state in Australia.

The aggregate consideration for the Acquisition is $87.4 million, subject to certain adjustments relating to Royal Wolf’s levels of working capital, net tangible assets and container rental equipment at the closing, outstanding obligations under a certain container lease program at the closing, and cost and expenses of any acquisitions completed by Royal Wolf prior to the closing. The aggregate consideration will increase by $570,000 if our definitive proxy statement in connection with the acquisition has not been cleared by the Securities and Exchange Commission by January 17, 2007 and by an additional $570,000 if such clearance has not been obtained by February 17, 2007. The financial terms and provisions of the Acquisition Agreement are denominated in Australian dollars. For convenience, these Australian dollar amounts have been converted into U.S. dollars using the September 8, 2006 exchange rate. On that date, one Australian dollar was equivalent to 0.7599 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore the amounts stated above may change.

We have paid the Sellers a deposit of $418,000, and must pay additional deposits of $190,000 on each of November 30, 2006, December 31, 2006 and January 31, 2007 (all deposits would total $988,000) if the closing of the Acquisition has not occurred by such dates and we do not terminate the Acquisition Agreement. If the closing occurs, the deposits will be applied to reduce the amounts payable to the Sellers at the closing. If the closing does not occur, the deposits are refundable to us only in certain limited circumstances.

The Acquisition is subject to the approval of our stockholders and certain other conditions.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $702,800, $767,000 and $770,500, respectively, for the three and nine months ended September 30, 2006, and for the period from inception to September 30, 2006. Operating expenses for the three and nine months ended September 30, 2006 and for the period from inception to September 30, 2006 included costs of $545,700, $551,900 and $551,900, respectively, related to the acquisition of Royal Wolf. These costs are expensed as incurred since we will be treated as the “acquired” company for financial reporting purposes. We also incurred $434,300 of offering costs in connection with the public offering, all of which has been applied against paid in capital.

We had net interest income earned on marketable securities held in the Trust Account of $661,200, $1,216,300 and $1,216,300, respectively, for the three and nine months ended September 30, 2006, and for the period from inception (October 14, 2005) to September 30, 2006. Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

Interest expense for the periods presented relates to the borrowings on our line of credit provided by Mr. Valenta, our Chief Executive Officer and a director.

We have provided for only an effective tax rate of slightly over 34% on a year and inception to-date basis primarily because the funds deposited in the Trust Account are exempt from state and local taxes. The three months ended September 30, 2006 includes a benefit of approximately $27,000 for a change in estimate of taxes accrued in a prior period

We can borrow an additional $1,050,000 under the line of credit from Mr. Valenta. We believe that these borrowings will be sufficient to fund our operations until the consummation of the Acquisition.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.   Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified under the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in the prospectus filed in connection with our IPO.

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

Date: November 3, 2006	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta Chief Executive Officer

By:	/s/ Charles E. Barrantes
Charles E. Barrantes Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Share Sale Deed, dated as of September 12, 2006, by and among General Finance Corporation, GFN Australasia Finance Pty Limited, Equity Partners Two Pty Limited, Cetro Pty Limited, FOMJ Pty Limited, FOMM Pty Limited, TWE Pty Limited, Michael Paul Baxter, James Harold Warren, Paul Henry Jeffery and Peter Linden McCann.*

10.1	2006 Stock Option Plan (corrected from version filed with Form 8-K on September 12, 2006).

10.2	Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement used under the 2006 Stock Option Plan*

10.3	Employment Agreement dated September 11, 2006 with Charles E. Barrantes*

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

*Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 12, 2006.