Form 10-K
period 2006-12-31
General Finance CORP
filed 2007-02-23
CIK 1342287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 130215(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________  to _______________

Commission file number: 000-33385

GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3876317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

260 So. Los Robles Avenue, Suite 217 Pasadena, CA 91101
(Address of Principal Executive Offices, including ZIP Code)

(626) 584-9722 Registrant’s Telephone Number, Including Area Code
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.001 par value, and One Warrant	None
Common Stock, $0.001 par value	None
Warrants to Purchase Common Stock	None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant’s common stock held by non-affiliates on June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $62,703,750. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of December 31, 2006 was 10,500,000.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K. The definitive Proxy Statement will be filed within 120 days after December 31, 2006.

GENERAL FINANCE CORPORATION

2006 ANNUAL REPORT ON FORM 10-K

  SAFE HARBOR STATEMENT

This Annual Report on Form 10-K contains statements relating to future results of General Finance Corporation (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Annual Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

General development of the business

References to “we”, “us”, or the “Company” are to General Finance Corporation and its consolidated subsidiaries.

We are a blank check company incorporated in Delaware on October 14, 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses. On April 10, 2006, we completed our initial public offering (“IPO”) of 7,500,000 units, and on April 13, 2006, we completed the closing of an additional 1,125,000 units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. The public offering price of each unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into a trust account (the “Trust Account”) at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the Trust Account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer, on April 7, 2006.

The funds in the Trust Account will be distributed to us (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of our net assets at the time of the acquisition. We may use the funds in the Trust Account to complete the Business Combination or for such purposes as we determine following the Business Combination. If we do not consummate a Business Combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”), including any earned interest (net of taxes on such interest). Pending distribution to us or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.

We have agreed to submit the Business Combination for approval of our stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. We will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. Our stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the first Business Combination.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that we convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO. Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by the Pre-IPO Stockholders.

Our Certificate of Incorporation provides for mandatory liquidation of the Company in the event that we do not consummate a Business Combination within the dates set forth above.

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

After completion of our IPO, we began contacting investment bankers, private equity firms and other business contacts in order to generate ideas about a suitable business combination. We also received unsolicited inquiries from several investment banking firms, private equity firms and other business intermediaries. We informed these contacts that we were seeking an operating business in the specialty finance area for our initial business combination. We also asked the lead underwriter of our IPO, Morgan Joseph & Co. Inc., to tell us of any candidates that it might view as appropriate for our initial business combination. We did not retain an investment banking firm or fairness or valuation advisor to conduct a formal search for a Business Combination. Criteria for suitability included our management’s assessment of the competitive strengths and weaknesses of the potential business targets, the outlook for the sectors in which the targets operated, the strength of the management team, and the quality of the assets to be acquired. Certain potential targets were considered unsuitable because they operated in sectors of the specialty finance industry that our management believed did not have good economic potential. Other targets were considered by management to have too great a level of business risk due to poor asset quality or poor or erratic financial results.

Through these contacts, we identified and reviewed information with respect to more than 20 target companies, including a number that were based outside of the United States. We signed nondisclosure agreements in order to obtain confidential information regarding 19 possible target companies. We provided four of these companies, including three based in Germany, with written indications of interest or verbal indications of value. These contacts and communications continued through August 2006. Apart from these confidentiality agreements, we did not enter into letters of intent or agreements with any of these contacts other than RWA Holdings Pty Limited.

Royal Wolf Acquisition

On September 12, 2006, the Company and its newly formed indirect Australian subsidiary, GFN Australasia Finance Pty Limited, entered into a Share Sale Deed (the “Acquisition Agreement”) with the shareholders (the “Sellers”) of RWA Holdings Pty Limited, an Australian company (“RWA” and collectively, with its subsidiaries, “Royal Wolf”), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of RWA (the “Acquisition”). Royal Wolf leases and sells portable storage containers, portable container buildings and freight containers in Australia; and operates customer service centers in every state in Australia. This acquisition would constitute a Business Combination.

The aggregate consideration for the Acquisition is $91.4 million, subject to certain adjustments relating to Royal Wolf’s levels of working capital, net tangible assets and container rental equipment at the closing, outstanding obligations under a certain container lease program at the closing, and cost and expenses of any acquisitions completed by Royal Wolf prior to the closing. Included in the aggregate consideration are $1.6 million of shares of our common stock to be issued at the closing to one of the Sellers and a total of $2.3 million payable in cash in two equal installments on the first and second anniversaries of the closing for a non-compete covenant from the Sellers. Our shares of common stock will be valued for this purpose based upon the average of the closing sale prices of our common stock as reported on the American Stock Exchange during the 20 trading days ending two days prior to the closing of the acquisition. Based upon the $7.70 closing sale price of our common stock as reported on the American Stock Exchange on December 31, 2006, we would issue approximately 210,000 shares at the closing.

The aggregate consideration will increase by $592,000 if the Company’s definitive proxy statement in connection with the acquisition has not been cleared by the SEC by February 26, 2007. We have paid the Sellers’ deposits totaling $1,004,800 through January 31, 2007. If the closing occurs, the deposits will be applied to reduce the cash portion of the consideration payable by us at the closing. If the closing does not occur, the deposits are refundable to us only in certain limited circumstances.

The financial terms and provisions of the Acquisition Agreement are denominated in Australian dollars. For convenience, these Australian dollar amounts have been converted into U.S. dollars using the December 31, 2006 exchange rate. On that date, one Australian dollar was equivalent to 0.7893 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore the amounts stated above may change.

The Acquisition is subject to the approval of the Company’s stockholders and certain other conditions, including that the Acquisition cannot proceed if holders of 20% or more of the Company’s common stock issued in the public offering against the Acquisition and demand that their shares of common stock be converted to cash.

The Acquisition Agreement may be terminated under certain circumstances, including by the Sellers if the SEC has not cleared the definitive proxy statement by February 26, 2007; and by any party after March 26, 2007 if any of the other conditions to the closing of the Acquisition has not been satisfied and the terminating party had used reasonable efforts to satisfy the conditions.

GFN Australasia Finance Pty Ltd, or GFN Australasia, is a newly formed company organized by us under the laws of Australia and wholly owned subsidiary of GFN Australasia Holdings Pty Ltd, which is a newly formed company organized by us under the laws of Australia and our wholly owned subsidiary. GFN Australasia and GFN Australasia Holdings Pty Ltd were formed by us for the sole purpose of facilitating our acquisition of RWA, and have not engaged in any business other than in connection with the Acquisition.

For a more complete discussion of our proposed Acquisition, see our proxy materials statement filed with the Securities and Exchange Commission.

Available information

Our Internet website, which is located at http://www.generalfinance.com, is under construction. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

Employees

As of December 31, 2006, we had three executive officers and a controller. Other than our Chief Financial Officer, who was hired on a full-time basis on September 11, 2006, these individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs and receive no salary or similar compensation. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not believe the value of these services to be significant to our operating results. We do not intend to add any additional full time employees prior to the consummation of a Business Combination. None of our employees is covered by a collective bargaining agreement.

  Item 1A. Risk Factors

In addition to risk factors included in this Annual Report, you should also consider all the Risks Related to Our Business and Operations assuming we complete our acquisition of RWA Holdings Pty Limited, an Australian company (collectively, with its subsidiaries, “Royal Wolf”) as set forth in proxy materials filed with the Securities and Exchange Commission as described under “Royal Wolf Acquisition Agreement” in Item 1 Business.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are an incorporated development stage company with no operating results to date. We have entered into an agreement to acquire Royal Wolf; such acquisition may not be consummated without the requisite stockholders approvals or for other reasons. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to effect a business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

We have a limited operating history and may not be able to continue as a going concern.

We have not commenced any operations, but have entered into an agreement to acquire Royal Wolf. This acquisition would fulfill the conditions of a business combination required to release the funds held in the trust account to us. If this acquisition is not completed, we intend to immediately resume the search for another suitable business combination; however, there is no assurance that such a suitable business combination would be identified and consummated within the requisite time periods. In the event one is not, we would be required to distribute the funds held in the trust account to the holders of our common stock issued in our initial public offering (our “public stockholders”). We believe that our existing cash resources, including cash on-hand and available borrowings under the limited recourse revolving line of credit, will be sufficient to cover operating costs and expenses until the acquisition of Royal Wolf is consummated. However, if we do not consummate the acquisition of Royal Wolf, we would be required to obtain additional financing to continue our search for another suitable business combination and continue as a going concern.

If we liquidate the trust account without completing a business combination, our public stockholders may receive less than $8.00 per share and will receive nothing with respect to our warrants.

If we are unable to complete a business combination within the prescribed time frames, we will distribute the funds in the trust account to our public stockholders. The per-share distribution from the trust account may be less than $8.00 (the offering price of the units in our initial public offering) because of the underwriting discounts and offering expenses. The underwriters have agreed to waive their rights to the contingent underwriting discount deposited in the trust account for their benefit if no business combination is completed. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate without completing a business combination.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000, we believe that we are exempt from rules promulgated by the Securities and Exchange Commission to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we do not believe that we are subject to Rule 419, our units became immediately tradable and we have a longer period of time to complete a business combination in certain circumstances than if we were subject to such rule.

Because of uncertainty in Delaware law, it is possible that the requirements and restrictions contained in our certificate of incorporation may be amended, which could reduce or eliminate the protection afforded to our stockholders by such requirements and restrictions.

Our certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of a business combination. Specifically, our certificate of incorporation provides, among other things, that:

•	prior to the consummation of a business combination, we will submit such business combination to our stockholders for approval;

•
we may consummate the business combination only if approved by a majority of the shares of common stock voted by the public stockholders and public stockholders owning less than 20% of the shares sold in this offering exercise their conversion rights;

•
if a business combination is approved and consummated, public stockholders who voted against the business combination and properly exercise their conversion rights will receive their pro rata share of the trust account; and

•
if a business combination is not consummated or a letter of intent, an agreement in principle or a definitive agreement is not signed within the time periods specified in this prospectus, then we will distribute to all of our public stockholders their pro rata share of the trust account.

Our certificate of incorporation requires that we obtain unanimous approval of our stockholders to amend the above-described provisions. However, the validity of unanimous consent provisions under Delaware law has not been settled. A court could conclude that the unanimous consent requirement constitutes a practical prohibition on amendment in violation of the stockholders’ implicit rights to amend the corporate charter. In that case, the above-described provisions would be amendable without unanimous approval and any such amendment could reduce or eliminate the protection afforded to our stockholders. However, we view the foregoing provisions as obligations to our stockholders, and neither we nor our board of directors will propose, or seek stockholder approval of, any amendment of these provisions.

If third parties bring claims against us, the funds held in the trust account could be reduced and the per-share liquidation price received by stockholders could be less than $8.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we have obtained from certain vendors agreements with us waiving any right, title, interest or claim to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they would be prevented from bringing claims against the trust account. In addition, there is no guarantee that any entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Accordingly, the funds held in the trust account could be subject to claims that could take priority over the claims of our public stockholders. We cannot assure you that the per-share distribution from the trust account will not be less than $8.00 per share (the per-share conversion price as of December 31, 2006 was $7.80 per share, assuming no claims were made against such funds) due to such claims of such creditors. Ronald F. Valenta has agreed he will be personally liable to ensure that the proceeds in the trust account are not reduced by claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations.

To complete a business combination, we may issue shares of our capital stock that would reduce the equity interest of our stockholders and could cause a change in control of our ownership, or incur debt, which could adversely affect our financial condition.

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At December 31, 2006, there were 78,566,667 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding options and warrants).

If we do not consummate our acquisition of Royal Wolf, and we seek to consummate another business combination, we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete the other business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

In addition, we may incur substantial debt to complete a business combination. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if certain covenants that require the maintenance of certain financial ratios or reserves are breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security instrument covenants restricting our ability to obtain such financing while the debt instrument is outstanding.

Our ability to successfully effect a business combination will depend on, and ability to be successful thereafter may depend on, the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel, including Ronald F. Valenta, our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer. Messrs. Valenta and Johnson are not currently compensated for their services and have advised the Board of Directors that they would serve in these capacities without compensation until at least the earliest of June 30, 2008 or such time as Royal Wolf achieves annualized earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $20 million or we achieve a company-wide total annualized EBITDA of $40 million.

If we do not complete the acquisition of Royal Wolf, the role of such individuals in the target business after consummation of a Business Combination, however, cannot presently be ascertained. Although some of our key personnel, including Messrs. Valenta and Johnson and Chuck Barrantes, may remain associated with the target business in senior management or advisory positions following a Business Combination, it is likely that some or all of the management of the target business will remain in place. Moreover, our key personnel will be able to remain with us after the consummation of a Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. Since our current management may be negotiating the terms of the Business Combination as well as the terms of their employment or consulting arrangements, our current management may have a conflict of interest in negotiating terms favorable to us in the acquisition agreement and at the same time negotiating terms in their employment or consulting arrangements that are favorable to them. Although management intends to fully exercise its fiduciary duty to negotiate terms in the acquisition agreement that will be in the best interests of the combined company and its stockholders, members of management may be negotiating terms in their employment or consulting agreements that are favorable to them. If we acquire a target business in an all-cash transaction, it would be more likely that current members of management would remain with the combined company if they chose to do so. If a Business Combination were to be structured as a merger whereby the stockholders of the target company were to control the combined company following a Business Combination, it may be less likely that our current management would remain with the combined company unless it was negotiated as part of the transaction via the acquisition agreement, an employment agreement or other arrangement. In making the determination as to whether current management should remain with us following the Business Combination, management will analyze the experience and skill set of the target business’s management and negotiate as part of the Business Combination that certain members of current management remain if it is believed that it is in the best interests of the combined company post-Business Combination. While we intend to closely scrutinize any individuals we engage after a Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the laws and regulations affecting a public company, and this could cause us to have to expend time and resources helping them become familiar with these laws and regulations. This additional training could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

Our present executive officers, other than our Chief Financial Officer, allocate their time to other businesses, thereby causing conflicts of interest in their allocation of time to our affairs. These conflicts of interest could have a negative impact on our ability to consummate a business combination.

Our present officers and directors, other than Charles E. Barrantes, our Chief Financial Officer, are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. These executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If these executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Since none of our officers or directors, or any of their affiliates, has ever been associated with a blank check company it may not be possible to evaluate their ability to consummate a business combination using a blank check company as the acquisition vehicle.

While it is the case that certain of our officers and directors are associated with entities that seek to acquire businesses, none of our officers or directors, or any of their affiliates, has ever been associated with a blank check company. Accordingly, it may not be possible to adequately evaluate their ability to successfully consummate a business combination using a blank check company as the acquisition vehicle.

Some of our officers and directors may have conflicts of interest in determining whether a particular business opportunity should be presented because they are currently associated with entities other than blank check companies that seek to acquire businesses.

Some of our officers and directors are currently associated with entities other than blank check companies that seek to acquire businesses. Accordingly, to the extent that a particular business opportunity is in a business related to the business of another entity with which our officers and directors are associated, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

Mr. Valenta is also affiliated with two companies in the specialty finance industry. He is a director of Mobile Services Group, Inc., a portable storage company he founded in 1988, and the Chairman of the Board of Directors of Mobile Office Acquisition Corporation, the parent company of PacVan, Inc., a U.S. office modular and portable storage company.

Our directors and certain of our officers own shares of our common stock, warrants and options that will become worthless if we do not consummate a business combination within the requisite time periods; therefore, they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our directors and certain of our officers own shares of our common stock that were issued prior to the initial public offering. These persons have waived their right to receive distributions from the trust account with respect to those shares if we are unable to consummate a business Combination. Additionally, our executive officers hold options or warrants to purchase an aggregate 1,702,833 shares of our common stock. These shares, options and warrants will be worthless if we do not consummate a business combination and liquidate. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination, including the Royal Wolf acquisition. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Initially, we expect to complete only one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services unless and until we make additional business combinations.

We expect to complete initially only one business combination. Our proposed acquisition of Royal Wolf is a single business combination. If we do not complete the acquisition of Royal Wolf, we could seek to consummate another business combination with more than one entity, but we believe this would be unlikely given the difficulties and expenses incurred in connection with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we initially complete only the acquisition of a single entity, our prospects for our success may be:

•	solely dependent upon the performance of a single business; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, each public stockholder will have the right to convert such stockholder’s shares of common stock to cash in an amount equal to a pro rate portion of trust account if the public stockholder votes against the business combination and the business combination is approved and completed. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination other than the Royal Wolf acquisition that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

If we do not complete the acquisition of Royal Wolf and if necessary or desirable in connection with a particular business combination, we may stipulate that we will not proceed if public stockholders holding a lesser percentage than 20% of the shares issued in the initial public offering exercise their conversion rights, which may limit our ability to consummate a business combination within the required time period.

Under our certificate of incorporation, we may consummate a business combination only if public stockholders owning less than 20% of the shares issued in our initial public offering vote against the business combination and exercise their conversion rights. Because of cash requirements to consummate a particular business combination or for other reasons, when seeking stockholder approval of the business combination, we may stipulate that we will not proceed if public stockholders holding a lesser percentage than 20% of the shares issued in the initial public offering exercise their conversion rights. This may limit our ability to consummate the business combination and could result in our liquidation if we do not complete a business combination within the required time period. We do not intend to stipulate to a lesser percentage in connection with the Royal Wolf acquisition.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate another attractive business combination if the Royal Wolf acquisition is not consummated.

If we do not complete the Royal Wolf acquisition, we expect to encounter intense competition from other entities with similar business objectives, including private equity funds and operating businesses competing for business combinations. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources and our financial resources will be relatively limited in comparison. While we believe that there are numerous potential target businesses with which we could effect a business combination, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.

Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they potentially represent may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

If we do not complete the Royal Wolf acquisition and have to seek another initial business combination, we may be unable to obtain additional financing, if required, to complete such other initial business combination; which could compel us to restructure or abandon a particular business combination.
If we do not complete the Royal Wolf acquisition and have to seek another initial business combination, we cannot ascertain the capital requirements for other intitial business combination future transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the costs of identifying, investigating and negotiating a business combination with a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, it is possible that we could use a portion of the funds not in the trust account or available under the limited recourse line of credit to make a deposit, down payment or fund a “no-shop” provision with respect to a proposed business combination. In the event that we were ultimately required to forfeit such funds (whether as a result of our breach of the agreement relating to such payment or otherwise), we may not have a sufficient amount of working capital available outside of the trust account or under the limited recourse line of credit to conduct due diligence and pay other expenses related to finding a suitable business combination without securing additional financing. In such a case, if we were ultimately required to forfeit such funds and were unable to secure additional, we would most likely fail to consummate a business combination in the allotted time and would be forced to liquidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may impact the continued development or growth of the target business. None of our officers or directors is required to provide any financing to us in connection with or after a business combination.

Our outstanding options and warrants may have an adverse effect on the market price of common stock and increase the difficulty of effecting a business combination.

We have outstanding options and warrants to purchase 10,933,333 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete a business combination. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

The exercise by our officers and directors of their registration rights after a business combination may have an adverse effect on the market price of our common stock and may make it more difficult to effectuate a business combination if we not complete the acquisition of Royal Wolf.

Our officers and directors are entitled to make a demand that we register the resale of their shares of common stock (including shares of common stock they may acquire upon exercise of the warrants issued in the private placement) at any time commencing three months prior to the date on which their shares are released from escrow. The shares will be released from escrow on the earlier of one year from the completion of a business combination or upon the completion of a transaction that occurs subsequent to the consummation of the initial business combination that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. If our officers and directors exercise their registration rights with respect to all of their shares of common stock and the shares they may acquire upon exercise of the warrants, then there will be an additional 2,458,333 shares of common stock eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, if we do not complete the acquisition of Royal Wolf, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring another target business, as the stockholders of the target business may be discouraged from entering into a business combination or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

The American Stock Exchange may delist our securities from quotation on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure that our securities will continue to be listed on the American Stock Exchange (“AMEX”) in the future prior to a business combination. Additionally, in connection with our business combination, it is likely that the AMEX may require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the AMEX delists our securities from trading on its exchange, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•
a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

If we are deemed to be an investment company, we may be required to institute compliance requirements and our activities may be restricted, which may make it more difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a Business Combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to that act, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Item 1B. Unresolved Staff Comments

Inapplicable.

Item 2. Properties

We maintain our executive offices at 260 South Los Robles Avenue, Suite 217, Pasadena, CA 91101. These offices are provided to us by an affiliate of Ronald F. Valenta, a director and our chief executive officer. Until the completion of a Business Combination, this affiliate of Mr. Valenta has agreed to make such space available to the Company free of a rental charge. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols “GFN.U,” “GFN” and “GFN.WS,” respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on April 10, 2006, and since the common stock and warrants commenced public trading separately on June 13, 2006:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
Fourth Quarter	$8.60	$7.81	$7.70	$7.25	$1.15	$0.62
Third Quarter	$8.45	$7.75	$7.36	$7.22	$0.85	$0.63
Second Quarter	$8.06	$7.75	$7.35	$7.24	$0.80	$0.63

As of January 31, 2007, there were approximately eight stockholders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans as of December 31, 2006:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	225,000	$7.30	1,275,000
Total	225,000	$7.30	1,275,000

(1) We have one equity compensation plan, the 2006 Stock Option Plan. We intend to submit the Plan to our stockholders for approval at our 2007 Annual Meeting of Stockholders.

Performance Graph

We have not provided a line graph comparing yearly percentage change in our shareholder return on common stock against various indices or peer group because we have been a reporting company for less than one year and we are a blank check company without an operating business.

Item 6. Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report for the period from October 14, 2005 (inception) to December 31, 2006, for the year ended December 31, 2006 and as of December 31, 2006 and 2005. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Information:

	October 14, 2006 (inception) to December 31, 2005	Year Ended December 31, 2006	October 14, 2005 (inception) to December 31, 2006

General and administrative expenses	$4,000	$1,171,000	$1,175,000
Operating (loss)	(4,000)	(1,171,000)	(1,175,000)
Other income:
Interest (expense)	—	(21,000)	(21,000)
Interest income	—	1,889,000	1,889,000
Net income (loss)	$(4,000)	$457,000	$453,000
Net income (loss) per share:
Basic	$(0.00)	$0.06
Diluted	(0.00)	0.05

Weighted average shares outstanding:
Basic	1,875,000	8,151,000
Diluted	1,875,000	9,637,000

Balance Sheet Information:

	December 31 , 2005	December 31, 2006

Cash	$175,000	$38,000
Cash equivalents held in trust - restricted	—	68,055,000
Total assets	380,000	69,128,000
Deferred underwriting fees	—	1,380,000
Total liabilities	133,000	3,797,000
Common stock subject to possible conversion	—	13,168,000
Stockholders’ equity	246,000	52,163,000

Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters of the year ended December 31, 2006. This quarterly information has been prepared on the same basis as the annual consolidated financial statements of the Company and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net income (loss)	$(8,000)	$303,000	$(3,000)	$165,000
Basic income (loss) per share	(—)	0.03	(—)	0.02
Diluted income (loss) per share	(—)	0.03	(—)	0.01

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

We were formed on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses.

On April 10, 2006, we completed our initial public offering (the “IPO”) of 7,500,000 Units, and on April 13, 2006, we completed the closing of an additional 1,125,000 Units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our common stock, and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. The public offering price of each unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into a trust account (the “Trust Account”) at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the Trust Account $700,000 that we received from the issuance and sale of 583,333 warrants to two executive officers.

The funds in the Trust Account will be distributed to us (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of our net assets at the time of the acquisition. We may use the funds in the Trust Account to complete the Business Combination or for such purposes as we determine following the Business Combination. If we do not consummate a Business Combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”), including any earned interest (net of taxes on such interest). Pending distribution to us or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.

We have agreed to submit the Business Combination for approval of our stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. We will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. Our stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the first Business Combination.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that we convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO. Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account. Such Public Stockholders are entitled to receive their per-share interest in the Trust Account computed without regard to the shares held by other stockholders.

Our Certificate of Incorporation provides for our mandatory liquidation if we do not consummate a Business Combination within the dates set forth above.

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

We have an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and chief executive officer, pursuant to which we may from time to time borrow up to $2,000,000 outstanding at one time. The line of credit terminates upon the earliest to occur of: (i) the completion of the Business Combination, (ii) our liquidation, and (iii) April 5, 2008, except that advances may be made after April 5, 2008 solely to pay reasonable costs and expenses in connection with our liquidation. The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if we do not consummate the initial Business Combination within the required time periods. As of December 31, 2006, $1,280,000 was outstanding under the line of credit.

Royal Wolf Acquisition

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

The aggregate consideration for the Acquisition is $91.4 million, subject to certain adjustments relating to Royal Wolf’s levels of working capital, net tangible assets and container rental equipment at the closing, outstanding obligations under a certain container lease program at the closing, and cost and expenses of any acquisitions completed by Royal Wolf prior to the closing. The aggregate consideration will increase by $592,000 if our definitive proxy statement in connection with the acquisition has not been cleared by the SEC by February 26, 2007. Through January 31, 2007, we have paid the Sellers’ deposits totaling $1,004,800. If the closing occurs, the deposits will be applied to reduce the cash portion of the consideration payable by us at the closing. If the closing does not occur, the deposits are refundable to us only in certain limited circumstances.

The financial terms and provisions of the Acquisition Agreement are denominated in Australian dollars. For convenience, these Australian dollar amounts have been converted into U.S. dollars using the December 31, 2006 exchange rate. On that date, one Australian dollar was equivalent to 0.7893 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore the amounts stated above may change.

The Acquisition is subject to the approval of our stockholders and certain other conditions, including that holders of 20% or more of our common stock issued in the IPO do not vote against the Acquisition and demand that their shares of common stock be converted to cash.

The Acquisition Agreement may be terminated under certain circumstances, including by the Sellers if the SEC has not cleared the definitive proxy statement by February 26, 2007; and by any party after March 26, 2007 if any of the other conditions to the closing of the Acquisition has not been satisfied and the terminating party had used reasonable efforts to satisfy the conditions.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

For the issuances of stock options, we follow the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option and the embedded derivative is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in Royal Wolf’s industry and a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining contractual life of the derivative.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $1,171,000 and $1,175,000 respectively, for the year ended December 31, 2006, and for the period from inception to December 31, 2006. Operating expenses for the year ended December 31, 2006 and for the period from inception to December 31, 2006 included costs of $784,000 related to the proposed acquisition of Royal Wolf, with the remaining operating expenses comprised primarily of accounting, legal and other professional services, liability insurance and payroll. These costs are charged to expense as incurred since we will be treated as the “acquired” company for financial reporting purposes. We also incurred over $594,000 of offering costs in connection with the IPO, all of which has been applied against paid-in capital.

We had net interest income earned on marketable securities held in the Trust Account of $1,889,000 for the year ended December 31, 2006, and for the period from inception (October 14, 2005) to December 31, 2006. Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

Interest expense for the periods presented of $21,000 relates to the borrowings on our revolving line of credit.

We have provided for an effective tax rate of slightly over 34% on a year and inception to-date basis primarily because of state income taxes and the nondeductible portion of travel and entertainment expenses. Interest earned on the funds deposited in the Trust Account is exempt from state and local income taxes.

We had not commenced any operations as of December 31, 2006, but had entered into an Acquisition Agreement with the Sellers of Royal Wolf. Completion of the Acquisition would fulfill the conditions of a Business Combination required to release the funds held in the Trust Account to us. If this Business Combination is not completed, we intend to immediately resume the search for another suitable Business Combination; however, there is no assurance that such a suitable business combination would be identified and consummated within the requisite time periods. In the event one is not, the Company would be required to distribute the funds held in the Trust Account to the Public Stockholders.

We believe that our existing cash resources, including cash on-hand and available borrowings under our revolving line of credit, will be sufficient to cover operating costs and expenses until the proposed Acquisition is consummated. However, if we do not complete the Acquisition, we would be required to obtain additional financing to continue its search for another suitable Business Combination and continue as a going concern.

The following is a summary of the Company’s contractual obligations, including accrued interest, as of December 31, 2006:

	Payment Due by Year Ending December 31,
Contractual Obligations	Total	2007	2008-2010	2013	2014 and Thereafter
	(in thousands)
Limited recourse revolving line of credit(1)	$1,301	$1,301	$—	$—	$—

Total	$1,301	$1,301	$—	$—	$—

(1) The limited recourse revolving line of credit terminates upon the earliest to occur of completion of a Business Combination, the liquidation of the Company and April 5, 2008, except that advances may be made after April 5, 2008 solely to pay reasonable costs and expenses in connection with the liquidation of any company. The limited recourse revolving line of credit bears interest at the rate of 8% per annum and has no recourse against the funds in the Trust Account.

Impact of Recently Issued Accounting Pronouncements

Reference is made to Note 2 of our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Index to Financial Statements:

Report of Grobstein Horwath & Company LLP	25

Report of LaRue, Corrigan &McCormick LLP	26

Consolidated Balance Sheets as of December 31, 2005 and 2006	27

Consolidated Statements of Income from inception to December 31, 2005, for the year ended December 31, 2006 and from inception through December 31, 2006	28

Consolidated Statement of Stockholders’ Equity from inception through December 31, 2005 and for the year ended December 31, 2006	29

Consolidated Statements of Cash Flows from inception to December 31, 2005, for the year ended December 31, 2006 and from inception through December 31, 2006	30

Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
General Finance Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of General Finance Corporation and Subsidiaries (collectively “the Company”), a development stage company, as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Finance Corporation and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company has not commenced operations as of December 31, 2006, but has entered into a contract to acquire a business in Australia. If this business combination is not completed, the Company intends to immediately resume the search for another suitable business combination; however, there is no assurance that such a suitable business combination would be identified and consummated within the requisite time periods. In the event a business combination is not accomplished, the Company would be required to distribute the funds held in the Trust Account to the public stockholders. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
General Finance Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of General Finance Corporation (A Development Stage Company) (the "Company") as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the period from October 14, 2005 (inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Finance Corporation as of December 31, 2005, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ LaRue, Corrigan & McCormick LLP
Woodland Hills, California
January 20, 2006

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2005	December 31, 2006
ASSETS
Current assets:
Cash	$175,375	$37,713
Cash equivalents held in trust account - restricted	—	68,055,252
Prepaid insurance	—	19,125
Total current assets	175,375	68,112,090
Office equipment, net	—	2,871
Deferred income taxes	—	198,300
Other assets	204,181	814,547
Total assets	$379,556	$69,127,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,116	$462,224
Accrued liabilities, including accrued interest of $20,498 in 2006 on borrowings from related party	24,949	77,083
Income taxes payable	—	597,500
Deferred underwriting fees	—	1,380,000
Borrowings from related party	—	1,280,000
Total current liabilities	133,065	3,796,807
Common stock subject to possible conversion,
1,724,138 shares at conversion value	—	13,168,200

Commitments	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized;
1,875,000 shares outstanding in 2005 and 10,500,000 shares outstanding (including 1,724,138 shares subject to possible conversion) in 2006	188	1,050
Additional paid-in capital	249,812	51,708,433
Earnings accumulated during the development stage	(3,509)	453,318
Total stockholders’ equity	246,491	52,162,801
Total liabilities and stockholders’ equity	$379,556	$69,127,808

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	October 14, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	October 14, 2005 (inception) to December 31, 2006

General and administrative expenses	$3,509	$1,171,478	$1,174,987

Operating loss	(3,509)	(1,171,478)	(1,174,987)

Other income:
Interest income	—	1,888,503	1,888,503
Interest expense	—	(20,498)	(20,498)

Income (loss) before provision for income taxes	(3,509)	696,527	693,018

Provision for income taxes	—	239,700	239,700

Net income (loss)	$(3,509)	$456,827	$453,318

Net income (loss) per share:
Basic	$(0.00)	$0.06
Diluted	$(0.00)	$0.05

Weighted average shares outstanding
Basic	1,875,000	8,151,369
Diluted	1,875,000	9,636,545

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at October 14, 2005 (inception)	—	$—	$—	$—	$—

Sale of common stock to initial stockholder on October 14, 2005	1,875,000	188	249,812	—	250,000

Net loss	—	—	—	(3,509)	(3,509)

Balance at December 31, 2005	1,875,000	188	249,812	(3,509)	246,491

Sale of warrants on April 10, 2006	—	—	700,000	—	700,000

Sale of 7,500,000 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses on April 10, 2006	7,500,000	750	55,254,754	—	55,255,504

Sale of 1,125,000 units for over-allotment on April 13, 2006	1,125,000	112	8,319,667	—	8,319,779

Proceeds subject to possible conversion of 1,724,138 shares	—	—	(12,857,800)	—	(12,857,800)

Share-based compensation	—	—	42,000	—	42,000

Net income	—	—	—	456,827	456,827

Balance at December 31, 2006	10,500,000	$1,050	$51,708,433	$453,318	$52,162,801

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 14, 2005 (inception) to December 31, 2005	Year ended December 31, 2006	October 14, 2005 (inception) to December 31, 2006
Cash flows from operating activities
Net income (loss)	$(3,509)	$456,827	$453,318
Depreciation and amortization	—	722	722
Share-based compensation expense	—	42,000	42,000
Deferred income taxes	—	(198,300)	(198,300)
Changes in operating assets and liabilities:
Prepaid expenses	—	(19,125)	(19,125)
Other assets	(71,116)	200,493	(3,688)
Accounts payable and accrued liabilities	—	406,242	539,307
Income taxes payable	—	597,500	597,500
Interest deferred for common stock subject to possible conversion, net of $160,300 income tax effect	—	310,400	310,400
Net cash provided by operating activities	(74,625)	1,796,759	1,722,134

Cash flows from investing activities:
Deposit related to proposed acquisition	—	(811,320)	(811,320)
Purchases of office equipment	—	(3,132)	(3,132)
Cash equivalents held in trust account	—	(68,055,252)	(68,055,252)
Net cash used by investing activities	—	(68,869,704)	(68,869,704)

Cash flows from financing activities:
Borrowings from revolving line of credit with related party	—	1,280,000	1,280,000
Proceeds from sale of units, net	—	64,955,283	64,955,283
Proceeds from private placement	—	700,000	700,000
Proceeds from sale of common stock to initial stockholder	250,000	—	250,000
Net cash provided by financing activities	250,000	66,935,283	67,185,283

Net (decrease) increase in cash	175,375	(137,662)	37,713

Cash at beginning of period	—	175,375	—
Cash at end of period	$175,375	$37,713	$37,713
Non-cash financing activity:
Accrued deferred underwriting fees	—	$1,380,000	$1,380,000
Accrued deferred offering costs	$133,065	—	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

General Finance Corporation (the “Company’) was incorporated in Delaware on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company has selected December 31 as its fiscal year-end.

As of December 31, 2006, the Company had not yet commenced any operations and is therefore a development-stage company. All activity through December 31, 2006 pertain to the Company’s formation, its initial public offering of the securities (the “IPO”) completed in April 2006, activities to identify an operating business to acquire and negotiating and entering into an agreement to acquire an operating business. See Notes 3 and 9.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared by on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GFN Australasia Finance Pty. Limited and GFN Australasia Holdings Pty. Limited. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the IPO and a purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position and results of operations, except for the $100 in proceeds from the sale of the purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments.

At the date of issuance, the Company determined the purchase option had a fair market value of approximately $641,000 using the Black-Scholes pricing model.

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

Reverse Stock Split

In March 2006, the Company effected a 3-for-4 reverse stock split of its common stock. The accompanying consolidated financial statements include adjustments to the common stock share amounts based on the reverse stock split for all periods presented.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Accordingly, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of December 31, 2006, a deferred tax asset of $198,300 has been recorded. This asset relates to certain expenses reported in these financial statements that must be capitalized and amortized for income tax reporting purposes. As of December 31, 2006, management believes it is more likely than not that this asset will be realized and that no valuation reserve is required.

Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and options (see Notes 3 and 8). The following is a reconciliation of weighted average shares outstanding used in calculating net income per share:

	October 14, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006
Basic	1,875,000	8,151,369
Assumed conversion of warrants	—	1,481,590
Assumed conversion of stock options	—	3,586
	1,875,000	9,636,545

Valuation of Financial Instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, accounts payable, and working capital line of credit approximate fair value due to their current market conditions, maturity dates and other factors.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 Accounting for Certain Hybrid Financial Instruments, which permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Management does not believe that SFAS No. 155 will have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

Note 3. Initial Public Offering

On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters’ over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 (“Warrants”). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The public offering price of each Unit was $8.00, and the gross proceeds of the IPO were $69,000,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $65,000,000 was deposited into a trust account (the “Trust Account”), which amount included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $550,000 for offering expenses. In addition, the Company deposited into the Trust Account the $700,000 that it received from a private placement of 583,333 warrants to two executive officers (one of whom is also a director) for $1.20 per warrant immediately prior to the closing of the IPO. These warrants are identical to the Warrants issued in the IPO.

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

Note 4. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did not have cash on deposit exceeding the insured limit as of December 31, 2006. Marketable securities (restricted cash equivalents) held at December 31, 2006 consisted of United States Treasury Bills that matured on January 12, 2007.

Note 5. Limited Recourse Revolving Line of Credit

The Company has an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and chief executive officer, pursuant to which the Company may from time to time borrow up to $2,000,000 outstanding at one time. The line of credit terminates upon the earliest to occur of: (i) the completion of the Business Combination, (ii) the liquidation of the Company, and (iii) April 5, 2008, except that advances may be made after April 5, 2008 solely to pay reasonable costs and expenses in connection with the liquidation of the Company.

The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods. As of December 31, 2006, $1,280,000 was outstanding under the line of credit.

Note 6. Related Party Transactions

For the period from October 14, 2005 (inception) to December 31, 2005, Ronald F. Valenta paid for deferred offering costs and other assets on behalf of the Company totaling $13,688. There were no specific repayment terms and the amount was paid in full to Mr. Valenta in December 2005. In addition, the Company has a limited recourse revolving line of credit agreement with Mr. Valenta in the amount of $2,000,000 (see Note 5).

The Company utilizes certain administrative, technology and secretarial services from affiliates of officers; as well as certain limited office space provided by an affiliate of Mr. Valenta. Until the consummation of a Business Combination by the Company, the affiliates have agreed to make such services available to the Company free of charge, as may be required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Management does not believe the value of these services to be significant.

Note 7. Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 8. 2006 Stock Option Plan

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which is subject to approval of stockholders. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 1,500,000 shares of its common stock pursuant to options to be granted under the 2006 Plan. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of the Company’s common stock on date of grant of the option. Unless terminated earlier, the 2006 Plan will terminate June 30, 2016.

On September 11, 2006, the Company granted to an executive officer options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30, with a vesting period of five years. Stock-based compensation expense of $42,000 related to these options was recognized in the statements of income, with a corresponding benefit to additional paid-in capital. As of December 31, 2006, there remains $646,200 of unrecognized compensation expense that will be charged into the statement of income on a straight-line basis over the remaining vesting period. Also, as of December 31, 2006, none of these options have vested.

A deduction is not allowed for income tax purposes with respect to non-qualified options until the stock options are exercised or with respect to incentive stock options, unless the optionee makes a disqualifying disposition of the underlying shares. The amount of any deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.

The weighted-average fair value of the stock options granted was $3.06, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8% (10-year treasury bill); an expected life of 7.5 years; an expected volatility of 26.5%; and no expected dividend.

Note 9. Proposed Acquisition

On September 12, 2006, the Company and its newly formed indirect Australian subsidiary, GFN Australasia Finance Pty. Limited, entered into a Share Sale Deed (the “Acquisition Agreement”) with the shareholders (the “Sellers”) of RWA Holdings Pty Limited, an Australian company (“RWA” and collectively, with its subsidiaries, “Royal Wolf”), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of RWA (the “Acquisition”). Royal Wolf leases and sells portable storage containers, portable container buildings and freight containers in Australia; and operates customer service centers in every state in Australia.

The aggregate consideration for the Acquisition is $91.4 million, subject to certain adjustments relating to Royal Wolf’s levels of working capital, net tangible assets and container rental equipment at the closing, outstanding obligations under a certain container lease program at the closing, and cost and expenses of any acquisitions completed by Royal Wolf prior to the closing. The aggregate consideration will increase by $592,000 if a preliminary proxy statement has not been cleared by the Securities and Exchange Commission by February 26, 2007. The Company has paid the Sellers deposits totaling $811,300 as of December 31, 2006 and paid an additional deposit of $193,500 on January 30, 2007. If the closing occurs, the deposits will be applied to reduce the cash portion of the consideration payable to the Sellers at the closing. If the closing does not occur, the deposits are refundable to the Company only in certain limited circumstances.

The financial terms and provisions of the Acquisition Agreement are denominated in Australian dollars. For convenience, the aggregate consideration has been converted into U.S. dollars using the December 31, 2006 exchange rate. On that date, one Australian dollar was equivalent to 0.7893 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore the amounts stated above may change.

The Acquisition is subject to the approval of the Company’s stockholders and certain other conditions, including that the Acquisition cannot proceed if holders of 20% or more of the Company’s common stock issued in the public offering vote against the Acquisition and demand that their shares of common stock be converted to cash (see Note 3).

The Acquisition will be accounted for as a reverse acquisition and equity recapitalization of Royal Wolf, with the Company treated as the “acquired” company for financial reporting purposes. The Acquisition consideration to be paid to the Sellers will be reflected as a distribution to them, and will result in a reduction of stockholders’ equity.

Note 10. Going Concern

The Company has not commenced any operations as of December 31, 2006, but has entered into an Acquisition Agreement with the Sellers of Royal Wolf (see Note 9). This proposed Acquisition would fulfill the conditions of a Business Combination required to release the funds held in the Trust Account to the Company (see Note 3). If this Business Combination is not completed, the Company intends to immediately resume the search for another suitable Business Combination; however, there is no assurance that such a suitable Business Combination would be identified and consummated within the requisite time periods. In the event one is not, the Company would be required to distribute the funds held in the Trust Account to the Public Stockholders.

Management believes that the Company’s existing cash resources, including cash on-hand and available borrowings under the limited recourse revolving line of credit, will be sufficient to cover operating costs and expenses until the proposed Acquisition is consummated. However, the Company would be required to obtain additional financing to continue its search for another suitable Business Combination and continue as a going concern if the proposed Acquisition is not consummated.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified under the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity’s disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report because we will file a definitive Proxy Statement for the Annual Meeting of Shareholders pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report, and the applicable information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

Information required by Items 401 and 406 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Information About the Nominees and Directors,” “Executive Officers,” and “Code of Ethics.”

Item 11. Executive Compensation

Information required by Item 402 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by Item 404 of Regulation S-K is incorporated herein by reference to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

Information required by this Item is incorporated herein by reference to the section of the Proxy Statement entitled “Independent Public Accountants.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(1) Financial Statements

See Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. .

General Finance Corporation

By:	/s/ Ronald F. Valenta
Name: Ronald F. Valenta Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ronald F. Valenta	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	February 23, 2007
Ronald F. Valenta

/s/ Charles E. Barrantes	Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)	February 23, 2007
Charles E. Barrantes

/s/ Lawrence Glascott	Chairman of the Board of Directors	February 23, 2007
Lawrence Glascott

/s/ David M. Connell	Director	February 23, 2007
David M. Connell

/s/ Manuel Marrero	Director	February 23, 2007
Manuel Marrero

/s/ James B. Roszak	Director	February 23, 2007
James B. Roszak

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Share Sale Deed, dated as of September 12, 2006, by and among General Finance Corporation, GFN Australasia Finance Pty Limited, Equity Partners Two Pty Limited, Cetro Pty Limited, FOMJ Pty Limited, FOMM Pty Limited, TWE Pty Limited, Michael Paul Baxter, James Harold Warren, Paul Henry Jeffery and Peter Linden McCann (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed September 12, 2006); Deed of Variation to Share Sale Deed, dated as of September 12, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed January 25, 2007).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).
3.2	Bylaws as of October 14, 2005 (incorporated by reference to Exhibit 3.2 of Registrant’s Form S-1, File No. 333-129830).
4.1	Form of Unit Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1, File No. 333-129830).
4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).
4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1, File No. 333-129830).
10.1
Unit Purchase Option granted to Morgan Joseph & Co. Inc. dated April 10, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.2
Warrant Agreement dated April 5, 2006 between Continental Stock Transfer & Trust Company and General Finance Corporation (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.3
Investment Management Trust Agreement dated April 5, 2006 between Continental Stock Transfer & Trust Company and General Finance Corporation (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.4
Stock Escrow Agreement dated April 5, 2006 between General Finance Corporation, Continental Stock Transfer & Trust Company and certain stockholders (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.5
Amended and Restated Warrant Purchase Agreements dated April 5, 2006 by and between Morgan Joseph & Co. Inc and each of Ronald F. Valenta and John O. Johnson (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

10.6
Amended and Restated Letter Agreement dated March 3, 2006 among the Registrant, Morgan Joseph & Co., and each of David M. Connell, Lawrence Glascott, Manuel Marrero, James B. Roszak, John O. Johnson and Marc Perez; Amended and Restated Letter Agreement dated March 3, 2006 among the Registrant, Morgan Joseph & Co. Inc. and Ronald F. Valenta (incorporated by reference to Exhibit 10.1 of Registrant’s Form S-1, File No. 333-129830).

10.7
Amended and Restated Registration Rights Agreement dated March 3, 2006 by and between the Registrant and each of Ronald F. Valenta, John O. Johnson, Marc Perez, Lawrence Glascott, David M. Connell, Manuel Marrero and James B. Roszak (incorporated by reference to Exhibit 10.5 of Registrant’s Form S-1, File No. 333-129830).

10. 8
Form of Indemnification Agreement by and between the Registrant and each of Ronald F. Valenta, John O. Johnson, Marc Perez, Lawrence Glascott, David M. Connell, Manuel Marrero and James B. Roszak (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1, File No. 333-129830).

10.9	2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2006).
10.10
Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement used under the 2006 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed September 12, 2006).

10.11	Employment Agreement dated September 11, 2006 with Charles E. Barrantes (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed September 12, 2006).
10.12
Fourth Amended and Restated Revolving Line of Credit Agreement, dated as of January 20, 2007, by and between General Finance Corporation and Ronald F. Valenta (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed January 25, 2007).

21.1	Subsidiaries of General Finance Corporation
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350