Form 10-K/A
period 2006-12-31
General Finance CORP
filed 2007-02-26
CIK 1342287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 130215(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from__________________ to______________________

Commission file number: 000-33385

GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California	95-3876317
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

260 So. Los Robles Avenue, Suite 217 Pasadena, CA 91101
(Address of Principal Executive Offices, including ZIP Code)

(626) 584-9722 Registrant’s Telephone Number, Including Area Code
Securities Registered Pursuant to Section 12(b) of the Act:
Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.001 par value, and One Warrant	American Stock Exchange
Common Stock, $0.001 par value	American Stock Exchange
Warrants to Purchase Common Stock	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Explanatory Note

General Finance Corporation (the “Company”) is filing this amendment No. 1 to Form 10-K for the year ended December 31, 2006 to correct the cover page item “Securities Registered Pursuant to Section 12(b) of the Act.”

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
Name: Ronald F. Valenta
Title: Chief Executive Officer
Date: February 26, 2007

INDEX TO EXHIBITS

Exhibit

31.1 Certification of Ronald F. Valenta under Section 302 of Sarbanes-Oxley Act

31.2 Certification of Charles E. Barrantes under Section 302 of Sarbanes-Oxley Act