Form 10-Q
period 2007-03-31
General Finance CORP
filed 2007-05-11
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares issued and outstanding as of April 30, 2007.

GENERAL FINANCE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
ASSETS
Current assets:
Cash	$155,365	$37,713
Cash equivalents held in trust account - restricted	68,080,657	68,055,252
Prepaid insurance	—	19,125
Total current assets	68,236,022	68,112,090
Office equipment, net	2,610	2,871
Deferred income taxes	475,800	198,300
Other assets	1,010,613	814,547
Total assets	$69,725,045	$69,127,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631,825	$462,224
Accrued liabilities, including accrued interest of $48,928 in 2007 and $20,498 in 2006 on borrowings from related party	279,910	77,083
Income taxes payable	176,193	597,500
Deferred underwriting fees	1,380,000	1,380,000
Borrowings from related party	2,000,000	1,280,000
Total current liabilities	4,467,928	3,796,807
Common stock subject to possible conversion,
1,724,138 shares at conversion value	13,240,500	13,168,200

Commitments	—	—

Stockholders’ equity:
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized;
10,500,000 shares outstanding (including 1,724,138 shares subject to possible conversion)	1,050	1,050
Additional paid-in capital	51,742,833	51,708,433
Earnings accumulated during the development stage	272,734	453,318
Total stockholders’ equity	52,016,617	52,162,801
Total liabilities and stockholders’ equity	$69,725,045	$69,127,808

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	October 14, 2005 (inception) to March 31, 2007

General and administrative expenses	$905,534	$8,014	$2,080,521

Operating loss	(905,534)	(8,014)	(2,080,521)

Other:
Interest income	660,640	—	2,549,143
Interest expense	(28,430)	—	(48,928)
Other, net	(260)	—	(260)

Income (loss) before provision for income taxes	(273,584)	(8,014)	419,434

Provision (benefit) for income taxes	(93,000)	—	146,700

Net income (loss)	$(180,584)	$(8,014)	$272,734

Net income (loss) per share:
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

Weighted average shares outstanding
Basic	10,500,000	1,875,000
Diluted	10,500,000	1,875,000

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at October 14, 2005 (inception)	-	$-	$-	$-	$-

Sale of common stock to initial stockholder on October 14, 2005	1,875,000	188	249,812	-	250,000

Sale of warrants on April 10, 2006	-	-	700,000	-	700,000

Sale of 7,500,000 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses on April 10, 2006	7,500,000	750	55,254,754	-	55,255,504

Sale of 1,125,000 units for over-allotment on April 13, 2006	1,125,000	112	8,319,667	-	8,319,779

Proceeds subject to possible conversion of 1,724,138 shares	-	-	(12,857,800)	-	(12,857,800)

Share-based compensation	-	-	76,400	-	76,400

Net income	-	-	-	272,734	272,734

Balance at March 31, 2007	10,500,000	$1,050	$51,742,833	$272,734	$52,016,617

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	October 14, 2005 (inception) to March 31, 2007
Cash flows from operating activities
Net income (loss)	$(180,584)	$(8,014)	$272,734
Depreciation and amortization	353	—	1,075
Share-based compensation expense	34,400	—	76,400
Deferred income taxes	(277,500)	—	(475,800)
Changes in operating assets and liabilities:
Prepaid expenses	19,125	—	—
Other assets	(2,683)	(94,730)	(6,371)
Accounts payable and accrued liabilities	372,428	—	911,735
Income taxes payable	(421,307)	—	176,193
Interest deferred for common stock subject to possible conversion, net of income tax effect	72,300	—	382,700
Net cash provided (used) by operating activities	(383,468)	(102,744)	1,338,666

Cash flows from investing activities:
Deposit related to proposed acquisition	(193,475)	—	(1,004,795)
Purchases of office equipment	—	—	(3,132)
Cash equivalents held in trust account	(25,405)	—	(68,080,657)
Net cash used by investing activities	(218,880)	—	(69,088,584)

Cash flows from financing activities:
Borrowings from revolving line of credit with related party	720,000	—	2,000,000
Proceeds from sale of units, net	—	—	64,955,283
Proceeds from private placement	—	—	700,000
Proceeds from sale of common stock to initial stockholder	—	—	250,000
Net cash provided by financing activities	720,000	—	67,905,283

Net increase (decrease) in cash	117,652	(102,744)	155,365

Cash at beginning of period	37,713	175,375	—
Cash at end of period	$155,365	$72,631	$155,365
Non-cash financing activity:
Accrued deferred underwriting fees	$1,380,000	$1,380,000	$1,380,000
Accrued deferred offering costs	—	137,044	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.	Organization and Business Operations

General Finance Corporation (the “Company”) was incorporated in Delaware on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. The Company has selected December 31 as its fiscal year-end.

As of March 31, 2007, the Company had not yet commenced any operations and is therefore a development-stage company. All activity through March 31, 2007 pertains to the Company's formation, its initial public offering of the securities (the “IPO”) completed in April 2006, activities to identify an operating business to acquire and entering into an agreement to acquire an operating business. See Notes 3 and 9.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed. It is management’s belief that the disclosures made are adequate to make the information presented not misleading and reflect all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for the periods presented. It is recommended that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GFN Australasia Finance Pty Limited and GFN Australasia Holdings Pty Limited. All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in the Trust Account (see Note 3) are to be held to maturity, and accordingly, are stated at amortized cost, which approximates current market value. Funds held in the Trust Account are restricted (see Note 3).

Deferred Underwriting Fees

Deferred underwriting fees of up to $1,380,000 accrued in connection with the IPO are payable if and when the Company effects a business combination (see Note 3).

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion is convertible into cash in an amount equal to approximately 20% of the funds held in the Trust Account after subtracting deferred underwriting fees and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3).

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the IPO and a purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders' equity and, accordingly, there is no impact on the Company's financial position and results of operations, except for the $100 in proceeds from the sale of the purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Accordingly, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of December 31, 2006 and March 31, 2007, a deferred tax asset of $198,300 and $475,800, respectively, has been recorded. This asset relates to certain expenses reported in these financial statements that must be capitalized and amortized for income tax reporting purposes. As of March 31, 2007, management believes it is more likely than not that this asset will be realized and that no valuation reserve is required.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective January 1, 2007 for the Company and its adoption did not have a significant effect on the consolidated financial statements.

Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and options (see Notes 3 and 8). For both the quarters ended March 31, 2006 and 2007, these potential dilutive securities were not considered in the calculation of diluted net income per common share due to the net loss incurred during those periods.

Valuation of Financial Instruments

The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts payable, and a revolving line of credit, approximate fair value due to their current market conditions, maturity dates and other factors.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115., which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

Note 3.	Initial Public Offering

On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 (“Warrants”). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

In connection with the IPO, two executive officers (one of whom is a director) entered into agreements with the representative of the underwriters that during the 40 trading day period commencing at least 60 days after the IPO, they would collectively purchase Warrants in the public market at prices not to exceed $1.20 per Warrant up to an aggregate purchase price of $700,000. These purchases have been completed.

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $7.20. This option may be exercised on a cashless basis. This option expires April 5, 2011.

The funds in the Trust Account will be distributed to the Company (subject to stockholder claims described below) upon consummation of a business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.

The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. The Company's stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the first Business Combination.

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

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did not have cash on deposit exceeding the insured limit as of December 31, 2006. At March 31, 2007, the Company had cash on deposit exceeding the insured limit by $55,365. Marketable securities (restricted cash equivalents) held at March 31, 2007 consisted of United States Treasury Bills that matured on April 5, 2007.

Note 5.	Limited Recourse Revolving Line of Credit

The Company has an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and the chief executive officer of the Company, pursuant to which the Company may from time to time borrow up to $3,000,000 outstanding at one time. The line of credit terminates upon the earliest to occur of: (i) the completion of the Business Combination, (ii) the liquidation of the Company, or (iii) April 5, 2008, except that advances may be made after April 5, 2008 solely to pay reasonable costs and expenses in connection with the liquidation of the Company.

The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account, which funds will be distributed to the Public Stockholders if the Company does not consummate the initial Business Combination within the required time periods. As of December 31, 2006 and March 31, 2007, $1,280,000 and $2,000,000, respectively, were outstanding under the line of credit.

Note 6.	Related Party Transactions

For the period from October 14, 2005 (inception) to December 31, 2005, Ronald F. Valenta paid for deferred offering costs and other assets on behalf of the Company totaling $13,688. The amount was paid in full to Mr. Valenta in December 2005.

The Company has a limited recourse revolving line of credit agreement with Mr. Valenta (see Note 5).

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

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which is subject to approval of stockholders. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 1,500,000 shares of its common stock pursuant to options to be granted under the 2006 Plan. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of the Company's common stock on the date of grant of the option. Unless terminated earlier, the 2006 Plan will terminate June 30, 2016.

On September 11, 2006, the Company granted to an executive officer options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company's common stock as of that date, or $7.30, with a vesting period of five years. Stock-based compensation expense of $76,400 related to these options was recognized in the statements of operations, with a corresponding benefit to additional paid-in capital. As of March 31, 2007, there remains $611,800 of unrecognized compensation expense that will be charged into the statement of income on a straight-line basis over the remaining vesting period. Also, as of March 31, 2007, none of these options had vested.

A deduction is not allowed for income tax purposes with respect to non-qualified options until the stock options are exercised or with respect to incentive stock options, unless the optionee makes a disqualifying disposition of the underlying shares. The amount of any deduction will be the difference between the fair value of the Company's common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the tax effect of the financial statement expense recorded. The tax effect of the income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.

The weighted-average fair value of the stock options granted was $3.06, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8% (10-year Treasury bill); an expected life of 7.5 years; an expected volatility of 26.5%; and no expected dividend.

Note 9.	Proposed Acquisition

On September 12, 2006, the Company and its newly formed indirect Australian subsidiary, GFN Australasia Finance Pty Limited (“GFN Australasia”), entered into a Share Sale Deed (the “Acquisition Agreement”) with the shareholders (the “Sellers”) of RWA Holdings Pty Limited, an Australian company (“RWA” and collectively, with its subsidiaries, “Royal Wolf”), pursuant to which the Company agreed to purchase all of the outstanding shares of capital stock of RWA (the “Acquisition”). The Sellers of RWA consist of Equity Partners Two Pty Limited, an Australian private equity firm (“Equity Partners”), and four founding shareholders of RWA (“Management Shareholders”). Royal Wolf leases and sells portable storage containers, portable container buildings and freight containers in Australia; and operates customer service centers in every state in Australia.

The Acquisition would constitute a Business Combination for purposes of releasing the funds from the Trust Account (see Note 3).

On March 29, 2007, the Company entered into an amended and restated Share Sale Deed that superseded the Acquisition Agreement (such Deed, as amended and restated, the “Amended Acquisition Agreement”) with the Sellers and a new party, Bison Capital Australia LP, a partnership among Bison Capital Equity Partners and GE Asset Management Incorporated and/or their affiliates (“Bison-GE”). Pursuant to the Amended Acquisition Agreement, Bison-GE acquired approximately 80% of the shares of RWA; consisting of all of the RWA shares owned by Equity Partners and approximately 50% of the RWA shares held by the Management Shareholders, for purchase consideration equivalent to the consideration (pro-rated for the percentage of shares acquired) that the Company negotiated with the Sellers as set forth in the original Acquisition Agreement.

Bison-GE and the Management Shareholders have agreed in the Amended Acquisition Agreement to sell all of their RWA shares to the Company promptly following the satisfaction or waiver of certain conditions, including principally the approval of the Company’s stockholders (see Note 3). The Company will pay a purchase price of approximately $60 million for the RWA shares and 1.5% per month on such amount from March 29, 2007 to the closing. The Company will pay the purchase price in cash, less $1.0 million of non-refundable deposits previously paid and less $6.7 million that will be paid with shares of capital stock of GFN Australasia representing 13.8% of its outstanding common shares. As a result, the Company will indirectly own 86.2% of RWA. The amount the Company will pay for the RWA shares will be affected if the actual levels of Royal Wolf’s defined net debt, working capital, net tangible assets, container rental equipment and outstanding obligations under a certain container lease program as of the initial closing on March 29, 2007 vary from the estimated amounts used in determining the purchase price described above. These amounts are currently in the process of being determined by RWA and confirmed by the parties.

If for any reason the Company does not acquire RWA, under a separate agreement, Ronald F. Valenta has agreed to acquire the RWA shares on the same terms and conditions. The Company has not paid, and has not agreed to pay, any compensation or consideration to Mr. Valenta for his agreement to purchase the RWA shares.

For convenience, Australian dollar denominated were has been converted into U.S. dollars using the March 31, 2007 exchange rate. On that date, one Australian dollar was equivalent to 0.8080 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore any converted U.S dollar amounts may change.

The Acquisition will be accounted for as a reverse acquisition and equity recapitalization of Royal Wolf, with the Company treated as the “acquired” company for financial reporting purposes. The Acquisition consideration to be paid to Bison-GE and the Management Shareholders will be reflected as a distribution to them, and will result in a reduction of stockholders' equity.

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

Overview

General Finance Corporation (“we” or the “Company”) was formed on October 14, 2005 for the purpose of effecting a merger, capital stock exchange, asset acquisition or other similar business combination with one or more operating businesses. We completed our initial public offering of securities in April 2006 (the “IPO”). Substantially all of the net proceeds of the IPO were deposited in a trust account pending completion of a business combination or liquidation of the Company if we do not complete a business combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied).

See Notes 1, 3 and 5 of Notes to Consolidated Financial Statements for an overview of our business and the IPO.

Proposed Acquisition

We have entered into an agreement to acquire RWA Holdings Pty Limited, a private Australian company that leases and sells portable storage containers, portable container buildings and freight containers in Australia; and operates customer service centers in every state in Australia (“Royal Wolf”).

See Note 9 of our Consolidated Financial Statements for a discussion of this proposed initial business combination.

Critical Accounting Estimates

There have been no changes in our critical accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $905,500 and $2,080,500 for the quarter ended March 31, 2007 and for the period from October 14, 2005 (inception) to March 31, 2007, respectively. Operating expenses for the quarter ended March 31, 2007 and for the period from inception to March 31, 2007 included costs of $473,500 and $1,257,200, respectively, related to the proposed acquisition of Royal Wolf; with the remaining operating expenses comprised primarily of accounting, legal and other professional services, liability insurance and payroll. Acquisition costs are charged to expense as incurred since we will be treated as the “acquired” company for financial reporting purposes. We also incurred over $594,000 of offering costs in connection with the IPO, all of which has been applied against paid-in capital.

We had net interest income earned on marketable securities held in the trust account of $660,600 and $2,549,100 for the quarter ended March 31, 2007 and for the period from inception to March 31, 2007, respectively. Interest income excludes earnings on funds held in the trust account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

Interest expense for the quarter ended March 31, 2007 and for the period from inception to March 31, 2007 of $28,400 and $48,900, respectively, relates to borrowings under our revolving line of credit.

We provide for interim income taxes using an annual effective rate and have recorded a federal income tax benefit for the pretax loss incurred during the quarter ended March 31, 2007. The effective tax rate of slightly over 34% on an inception to-date basis is primarily because of state income taxes and the nondeductible portion of travel and entertainment expenses.

We had not commenced any operations as of March 31, 2007, but had entered into an agreement to acquire Royal Wolf (see Note 9). Completion of the acquisition of Royal Wolf would fulfill the conditions of a business combination required to release the funds held in the trust account to us. If this business combination is not completed, we intend to immediately resume the search for another suitable business combination; however, there is no assurance that such a suitable business combination would be identified and consummated within the requisite time periods. In the event one is not, the Company would be required to distribute the funds held in the trust account to the holders of the securities purchased in our IPO.

We believe that our existing cash resources, including cash on-hand and available borrowings under our revolving line of credit, will be sufficient to cover operating costs and expenses until the proposed acquisition of Royal Wolf is consummated. However, if we do not complete this acquisition, we would be required to obtain additional financing to continue the search for another suitable business combination and continue as a going concern.

Impact of Recently Issued Accounting Pronouncements

Reference is made to Note 2 of our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4. Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based upon that evaluation, they concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified under the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving an entity's disclosure objectives. The likelihood of achieving such objectives is affected by limitations inherent in disclosure controls and procedures. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Date: May 11, 2007	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta Chief Executive Officer

By:	/s/ Charles E. Barrantes
Charles E. Barrantes Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1
Deed of Variation No. 3 dated March 30, 2007, which amends and restates the Share Sale Deed dated September 12, 2006, by and among General Finance Corporation, GFN Australasia Finance Pty. Limited, Bison Capital Australia LP, and the shareholders of RWA Holdings Pty Limited and certain other parties. Incorporated by reference to Annex A to Registrant’s Preliminary Proxy Statement of Schedule 14A filed April 27, 2007

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350