Form 10-Q
period 2007-06-30
General Finance CORP
filed 2007-08-13
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares issued and outstanding as of July 31, 2007.

GENERAL FINANCE CORPORATION

INDEX TO FORM 10-Q

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 3.	Defaults Upon Senior Securities.	16

Item 4.	Submission of Matters to a Vote of Security Holders.	16

Item 5.	Other Information.	16

Item 6.	Exhibits.	16

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2007 (Unaudited)	December 31, 2006
Current assets:
Cash	$59,427	$37,713
Cash equivalents held in trust account - restricted	68,217,585	68,055,252
Prepaid expenses	111,375	19,125
Total current assets	68,388,387	68,112,090
Office equipment, net	2,349	2,871
Deferred income taxes	628,200	198,300
Other assets	1,010,521	814,547
Total assets	$70,029,457	$69,127,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660,366	$462,224
Accrued liabilities, including accrued interest of $91,253 in 2007 and $20,498 in 2006 on borrowings from related party	244,699	77,083
Income taxes payable	39,773	597,500
Deferred underwriting fees	1,380,000	1,380,000
Borrowings from related party	2,350,000	1,280,000
Total current liabilities	4,674,838	3,796,807
Common stock subject to possible conversion, 1,724,138 shares at conversion value	13,338,500	13,168,200
Commitments	--	--

Stockholders’ equity:
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding	--	--
Common stock, $.0001 par value: 100,000,000 shares authorized; 10,500,000 shares outstanding (including 1,724,138 shares subject to possible conversion)	1,050	1,050
Additional paid-in capital	51,777,233	51,708,433
Earnings accumulated during the development stage	237,836	453,318
Total stockholders’ equity	52,016,119	52,162,801
Total liabilities and stockholders’ equity	$70,029,457	$69,127,808

The accompanying notes are an integral part of these consolidated financial statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	October 14, 2005 (inception) to June 30, 2007

General and administrative expenses	$651,850	$55,631	$1,557,384	$63,699	$2,732,370

Operating loss	(651,850)	(55,631)	(1,557,384)	(63,699)	(2,732,370)

Other:
Interest income	651,529	553,737	1,312,169	554,591	3,200,671
Interest expense	(43,968)	--	(72,398)	--	(92,896)
Other, net	(7,209)	--	(7,469)	--	(7,469)

Income (loss) before provision for income taxes	(51,498)	498,106	(325,082)	490,892	367,936

Provision (benefit) for income taxes	(16,600)	195,700	(109,600)	196,500	130,100

Net income (loss)	$(34,898)	$302,406	$(215,482)	$294,392	$237,836

Net income (loss) per share:
Basic	$(0.00)	$0.03	$(0.02)	$0.05
Diluted	$(0.00)	$0.03	$(0.02)	$0.05

Weighted average shares outstanding
Basic	10,500,000	9,609,890	10,500,000	5,763,812
Diluted	10,500,000	11,040,514	10,500,000	6,483,076

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at October 14, 2005 (inception)	-	$-	$-	$-	$-

Sale of common stock to initial stockholder on October 14, 2005	1,875,000	188	249,812	-	250,000

Sale of warrants on April 10, 2006	-	-	700,000	-	700,000

Sale of 7,500,000 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses on April 10, 2006	7,500,000	750	55,254,754	-	55,255,504
Sale of 1,125,000 units for over-allotment on April 13, 2006	1,125,000	112	8,319,667	-	8,319,779

Proceeds subject to possible conversion of 1,724,138 shares	-	-	(12,857,800)	-	(12,857,800)

Share-based compensation	-	-	110,800	-	110,800

Net income	-	-	-	237,836	237,836

Balance at June 30, 2007	10,500,000	$1,050	$51,777,233	$237,836	$52,016,119

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	October 14, 2005 (inception) to June 30, 2007
Cash flows from operating activities
Net income (loss)	$(215,482)	$294,392	$237,836
Depreciation and amortization	706	--	1,428
Share-based compensation expense	68,800	--	110,800
Deferred income taxes	(429,900)	--	(628,200)
Changes in operating assets and liabilities:
Prepaid expenses	(92,250)	(57,375)	(111,375)
Other assets	(2,683)	--	(6,371)
Accounts payable and accrued liabilities	365,758	--	905,065
Income taxes payable	(557,727)	251,200	39,773
Interest deferred for common stock subject to possible conversion, net of income tax effect	170,300	83,200	480,700
Net cash provided (used) by operating activities	(692,478)	571,417	1,029,656

Cash flows from investing activities:
Deposit related to proposed acquisition	(193,475)	--	(1,004,795)
Purchases of office equipment	--	--	(3,132)
Cash equivalents held in trust account	(162,333)	(66,392,334)	(68,217,585)
Net cash used by investing activities	(355,808)	(66,392,334)	(69,225,512)

Cash flows from financing activities:
Borrowings from revolving line of credit with related party	1,070,000	--	2,350,000
Proceeds from sale of units, net	--	65,155,776	64,955,283
Proceeds from private placement	--	700,000	700,000
Proceeds from sale of common stock to initial stockholder	--	--	250,000
Payment of accrued offering costs	--	(133,065)	--
Net cash provided by financing activities	1,070,000	65,722,711	68,255,283

Net increase (decrease) in cash	21,714	(98,206)	59,427

Cash at beginning of period	37,713	175,375	-
Cash at end of period	$59,427	$77,169	$59,427

Non-cash financing activity:
Accrued deferred underwriting fees	$1,380,000	$1,380,000	$1,380,000

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

As of June 30, 2007, the Company had not yet commenced any operations and is therefore a development-stage company. All activity through June 30, 2007 pertains to the Company's formation, its initial public offering of the securities (the “IPO”) completed in April 2006, activities to identify an operating business to acquire and entering into an agreement to acquire an operating business. See Notes 3 and 9.

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

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GFN U.S. Australasia Holdings, Inc., GFN Australasia Finance Pty Limited and GFN Australasia Holdings Pty Limited. All significant intercompany accounts and transactions have been eliminated.

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

Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. Cash equivalents held in the trust account (see Note 3) are to be held to maturity, and accordingly, are stated at amortized cost, which approximates current market value. Funds held in the trust account are restricted.

Deferred Underwriting Fees

Deferred underwriting fees of up to $1,380,000 accrued in connection with the IPO will be payable if and when the Company effects its initial business combination (see Note 3).

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion is convertible into cash in an amount not to exceed approximately 20% of the funds held in the trust account after subtracting deferred underwriting fees and the estimated tax liability associated with interest income earned on the funds held in trust (see Note 3).

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the IPO and a purchase option that was sold to the representative of the underwriters as described in Note 3. Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders' equity and, accordingly, there is no impact on the Company's financial position or results of operations, except for the $100 in proceeds from the sale of the purchase option. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments.

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

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Accordingly, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of December 31, 2006 and June 30, 2007, a deferred tax asset of $198,300 and $628,200, respectively, has been recorded. This asset relates to certain expenses reported in these financial statements that must be capitalized and amortized for income tax reporting purposes. As of June 30, 2007, management believes it is more likely than not that this asset will be realized and that no valuation reserve is required.

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

 Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and options (see Notes 3 and 8). For both the quarter and six months ended June 30, 2007, these potential dilutive securities were not considered in the calculation of diluted net income per common share due to the net loss incurred during those periods.

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

 Note 3.  Initial Public Offering

On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 (“Warrants”). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.\

The initial public offering price of each Unit was $8.00, and the gross proceeds of the IPO were $69,000,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $65,000,000 was deposited into a trust account (the “Trust Account”), which amount included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $550,000 for offering expenses. In addition, the Company deposited into the Trust Account the $700,000 that it received from a private placement of 583,333 warrants to two executive officers (one of whom is also a director) for $1.20 per warrant immediately prior to the closing of the IPO. These warrants are identical to the Warrants issued in the IPO.

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

The funds in the Trust Account will be distributed to the Company (subject to stockholder conversions described below) upon consummation of an initial business combination with one or more operating businesses (the “Business Combination”) whose collective market value is at least 80% of the Company's net assets at the time of the acquisition. The Company may use the funds in the Trust Account to complete the Business Combination or for such purposes as the Company determines following the Business Combination. If the Company does not consummate a Business Combination by October 5, 2007 (or April 5, 2008 if certain extension criteria have been satisfied), the funds in the Trust Account will be distributed to the stockholders then holding the shares issued in the IPO (the “Public Stockholders”). Pending distribution to the Company or the Public Stockholders, the funds in the Trust Account may be invested in government securities and certain money market funds.

The Company has agreed to submit the Business Combination for approval of its stockholders even if the nature of the transaction would not require stockholder approval under applicable state law. The Company will not consummate the Business Combination unless it is approved by a majority of the Public Stockholders and Public Stockholders owning less than 20% of the shares issued in the IPO vote against the Business Combination and exercise the conversion rights described below. The Company's stockholders prior to the consummation of the IPO (the “Pre-IPO Stockholders”) have agreed to vote their shares of common stock owned prior to the IPO in accordance with the vote of the majority in interest of the Public Stockholders. These voting provisions will not be applicable after the consummation of the initial Business Combination.

With respect to a Business Combination that is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares into cash. The per share conversion price will equal the amount in the Trust Account after subtracting deferred underwriting fees and the estimated tax liability associated with interest income earned on the funds held in trust, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the IPO. Accordingly, a Business Combination may be consummated with Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders converting such shares into cash from the Trust Account.

The Company's Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within the dates set forth above.

Note 4.  Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash balances. The Company did not have cash on deposit exceeding the insured limit as of December 31, 2006 and June 30, 2007. Marketable securities (restricted cash equivalents) held at June 30, 2007 consisted of United States Treasury Bills that matured on July 26, 2007.

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

The line of credit bears interest at 8% per annum and will not be payable from the funds in the Trust Account if the Company does not consummate the initial Business Combination within the required time periods. As of December 31, 2006 and June 30, 2007, $1,280,000 and $2,350,000, respectively, were outstanding under the line of credit.

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

Note 8.  2006 Stock Option Plan

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which was approved by stockholders on June 14, 2007. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 1,500,000 shares of its common stock pursuant to options to be granted under the 2006 Plan. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of the Company's common stock on the date of grant of the option. Unless terminated earlier, the 2006 Plan will terminate June 30, 2016.

On September 11, 2006, the Company granted to an executive officer options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company's common stock as of that date, or $7.30, with a vesting period of five years. Stock-based compensation expense of $110,800 related to these options was recognized in the statements of operations, with a corresponding benefit to additional paid-in capital. As of June 30, 2007, there remains $577,400 of unrecognized compensation expense that will be charged into the statement of income on a straight-line basis over the remaining vesting period. Also, as of June 30, 2007, none of these options are exercisable.

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

  On March 29, 2007, the Company entered into an amended and restated Share Sale Deed, which superseded the Acquisition Agreement (such Deed, as amended and restated, the “Amended Acquisition Agreement”), with the Sellers and a new party, Bison Capital Australia LP, a partnership among Bison Capital Equity Partners and GE Asset Management Incorporated and/or their affiliates (“Bison-GE”). Pursuant to the Amended Acquisition Agreement, Bison-GE acquired approximately 80% of the shares of RWA; consisting of all of the RWA shares owned by Equity Partners and approximately 50% of the RWA shares held by the Management Shareholders, for purchase consideration equivalent to the consideration (pro-rated for the percentage of shares acquired) that the Company negotiated with the Sellers as set forth in the original Acquisition Agreement.

Bison-GE and the Management Shareholders have agreed in the Amended Acquisition Agreement to sell all of their RWA shares to the Company promptly following the satisfaction or waiver of certain conditions, including principally the approval of the Company’s stockholders (see Note 3). The Company will pay a purchase price of approximately $60 million for the RWA shares and 1.5% per month on such amount from March 29, 2007 to the closing. The Company will pay the purchase price in cash and with the issuance of shares of capital stock of GFN U.S. Australasia Holdings, Inc. (“GFN U.S”) representing 13.8% of its outstanding common shares. GFN U.S. indirectly owns 100% of the capital stock of GFN Australasia and, as a result, the Company will indirectly own 86.2% of RWA.

If for any reason the Company does not acquire RWA, under a separate agreement, Ronald F. Valenta has agreed to acquire the RWA shares on the same terms and conditions. The Company has not paid, and has not agreed to pay, any compensation or consideration to Mr. Valenta for his agreement to purchase the RWA shares.

For convenience, in disclosure of the terms above, Australian dollar terms of the Acquisition Agreement have been converted into U.S. dollars using the June 30, 2007 exchange rate. On that date, one Australian dollar was equivalent to 0.8488 U.S. dollars. The currency exchange rate in effect as of the completion of the Acquisition or at any future date may differ; therefore, any converted U.S dollar amounts may change.

The Acquisition will be accounted for using the purchase method of accounting with the Company treated as the acquirer. Under this method of accounting, Royal Wolf’s assets and liabilities will be recorded by us at their respective fair values as of the closing date of the merger (including any identifiable intangible assets). Any excess of purchase price over the net fair values of Royal Wolf’s assets and liabilities will be recorded as goodwill. The Company’s consolidated financial statements after the merger will reflect these values and the results of operations of Royal Wolf will be included in the Company’s consolidated results of operations beginning upon the completion of the merger.

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
.
See Note 9 of our Consolidated Financial Statements for a discussion of this proposed initial business combination.

 Critical Accounting Estimates

There have been no changes in our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2006.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $651,900, $1,557,400 and $2,732,400 for the quarter and six months ended June 30, 2007 and for the period from October 14, 2005 (inception) to June 30, 2007, respectively. Operating expenses for the quarter and six months ended June 30, 2007 and for the period from inception to June 30, 2007 included costs of $290,600, $764,100 and $1,547,700, respectively, related to the proposed acquisition of Royal Wolf; with the remaining operating expenses comprised primarily of accounting, legal and other professional services, liability insurance and payroll. We also incurred over $594,000 of offering costs in connection with the IPO, all of which has been applied against paid-in capital.

We had net interest income earned primarily on the marketable securities held in the trust account of $651,500, $1,312,200 and $3,200,700 for the quarter and six months ended June 30, 2007 and for the period from inception to June 30, 2007, respectively. Interest income excludes earnings on funds held in the trust account associated with common stock subject to possible conversion and, except for amounts equal to any taxes payable by us relating to such interest earned, will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

Interest expense for the quarter and six months ended June 30, 2007 and for the period from inception to June30, 2007 of $44,000, $72,400 and $92,900, respectively, relates primarily to borrowings under our limited recourse revolving line of credit.

We provide for interim income taxes using an annual effective rate and have recorded a federal income tax benefit for the pretax loss incurred during the quarter and six months ended June 30, 2007. The effective tax rate of slightly over 35% on an inception to-date basis approximates the statutory combined federal and state income tax rates.

We had not commenced any operations as of June 30, 2007, but had entered into an agreement to acquire Royal Wolf (see Note 9). Completion of the acquisition of Royal Wolf would fulfill the conditions of a business combination required to release the funds held in the trust account to us. If this business combination is not completed, we intend to immediately resume the search for another suitable business combination; however, there is no assurance that such a suitable business combination would be identified and consummated within the requisite time periods. In the event one is not, the Company would be required to distribute the funds held in the trust account to the holders of the securities purchased in our IPO.

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

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust account, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust account may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 4.  Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of June 30, 2007 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of June 30, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

  There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the  year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 14, 2007, the Registrant held its Annual Meeting of Stockholders. The following are the results of the  proposals:

a)     Election of directors:

Nominee	For	Withheld
David M. Connell	8,776,419	323,945
Manuel Marrero	8,776,419	323,945

(b)     Approval of 2006 Stock Option Plan:

For	5,598,970
Against	707,933
Abstain	241,125
Not Voted	2,552,336

(c) Ratification of the selection of Grobstein, Horwath & Company LLP as independent auditors:

For	8,831,021
Against	265,643
Abstain	3,700

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits.

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMPANY NAME CORPORATION

Date: August 13, 2007	By	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

By:		/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of General Finance Corporation, a Delaware Corporation, as of April 27, 2007
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350