Form 10-K
period 2007-06-30
General Finance CORP
filed 2007-11-09
CIK 1342287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 130215(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2007 to June 30, 2007

Commission File Number 000-33385

GENERAL FINANCE CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3876317 (I.R.S. Employer Identification No.)
260 So. Los Robles Avenue, Suite 217 Pasadena, CA (Address of principal executive offices)	91101 (Zip Code)

Registrant’s telephone number, including area code (626) 584-9722

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each Exchange on which Registered
Units, each consisting of one share of Common Stock, $0.001 par value, and One Warrant	American Stock Exchange

Common Stock, $0.001 par value	American Stock Exchange

Warrants to Purchase Common Stock	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark if whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Based on the closing price as reported on the American Stock Exchange, the aggregate market value of the Registrant’s common stock held by non-affiliates on October 24, 2007 was approximately $73,071,176. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the Registrant’s common stock as of October 24, 2007 was 9,690,099.

GENERAL FINANCE CORPORATION

2007 TRANSITION REPORT ON FORM 10-K

TABLE OF CONTENTS

Page(s)

SAFE HARBOR STATEMENT

This Transition Report on Form 10-K contains statements relating to future results of General Finance Corporation (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the “safe harbor” created by those sections. Forward-looking statements frequently are identifiable by the use of words such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms and other similar expressions. Our actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to, those set forth in Item 1A. Risk Factors and elsewhere in this Transition Report on Form 10-K and those detailed from time to time in our other filings with the Securities and Exchange Commission. These forward-looking statements are made only as of the date hereof, and we undertake no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

References in this Report to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. As of June 30, 2007, and through September 13, 2007, these subsidiaries included GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”), GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”), and GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”). As of September 13, 2007, these subsidiaries also included RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”).

In September 2007, we changed our fiscal year to June 30 from December 31. We are filing this transition report on Form 10-K with respect to the six months ended June 30, 2007. In addition, the consolidated financial statements of Royal Wolf, as our predecessor, for the years ended June 30, 2007 and 2006, for the six months ended June 30, 2005 and for the year ended December 31, 2004 are included herein. Royal Wolf’s results of operations will be included in our consolidated financial statements from the completion date of the acquisition and will be first reported in our Form 10- Q for the quarter ended September 30, 2007.

Item 1. Business

General Development of the Business

We were incorporated in Delaware on October 14, 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses. From inception through the end of the period covered by this Report, we have been a development stage company. We did not have any business or operations and our activities were limited to raising capital in our initial public offering (the “IPO”) in April 2006, identifying an operating business to acquire, and negotiating and entering into an agreement to acquire Royal Wolf.

We issued 8,625,000 units in our IPO. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. The public offering price of each unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO. Of the gross proceeds: (i) we deposited $65,000,000 into a trust account (the “Trust Account”), which amount included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the Trust Account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer, prior to completion of the IPO. Stockholders holding the shares issued in connection with the IPO are referred to as “Public Stockholders.”

Subsequent Event—Acquisition of Royal Wolf

On September 13, 2007, we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized in connection with payments made upon completion of the acquisition, the purchase price for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares who voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid our IPO underwriters as deferred underwriting fees.

For a description of the business of Royal Wolf, see our definitive proxy statement relating to our acquisition of Royal Wolf, filed August 10, 2007 with the Securities and Exchange Commission (the “Definitive Proxy Statement”).

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

Employees

As of June 30, 2007, we had three executive officers and a controller. Other than our Chief Financial Officer, who was hired on a full-time basis on September 11, 2006, these individuals were not obligated to devote any specific number of hours to our matters and devoted only as much time as they deem necessary to our affairs and received no salary or similar compensation. The amount of time they devoted in any time period varied based on the availability of suitable target businesses to investigate. We do not believe the value of these services to be significant to our operating results.

None of our employees is covered by a collective bargaining agreement.

Item 1A. Risk Factors

In addition to risk factors included in this Transition Report, you should also consider all the Risks Related to “Our Business and Operations Following Our Acquisition of Royal Wolf” as set forth in the Definitive Proxy Statement.

We may not take certain actions with respect to Royal Wolf without the written consent of Bison Capital Partners, L.P., as the holder of 13.8% of the outstanding capital stock of GFN U.S., which owns Royal Wolf.

We have entered into a shareholders agreement with Bison Capital Partners, L.P. (“Bison Capital”) with respect to our 86.2% and Bison Capital’s 13.8% ownership interest in GFN U.S., which owns Royal Wolf. Under the shareholders agreement, neither GFN U.S. nor Royal Wolf may take certain actions without the written consent of Bison Capital, including without limitation selling material assets outside the ordinary course of business, entering into transactions with GFN, issuing capital stock to GFN without offering a pro rata share to Bison Capital, issuing capital stock to third party, issuing subordinated debt to any person without offering Bison its pro rata share, paying dividends or make other payments to GFN (other than up to $1 million per year for administrative and overhead expenses), changing the nature of the business, merging with any person that results in a change of control, or acquiring any business if the purchase price and assumed debt exceeds $10 million. Because of this, Bison Capital, as a minority stockholder of GFN U.S., has the power to prevent us from taking certain actions or entering into certain transactions with respect to Royal Wolf that we believe to be desirable.

Under our shareholders agreement with Bison Capital, we have agreed to acquire businesses competitive with Royal Wolf in certain geographic territory solely through Royal Wolf.

Under our shareholders agreement with Bison Capital, we have agreed to acquire businesses engaged in the sale and lease of portable storage containers, portable container buildings and freight containers in certain geographic territory solely through Royal Wolf. The geographic territory is that part of the world south of Guam, west of Hawaii and east of Viet Nam. Because of this, Bison Capital, as the owner of a 13.8% interest in Royal Wolf, will receive its pro rata share of any increase in the value of Royal Wolf resulting from such acquisitions.

Our ability to be successful may depend on the efforts of Ronald F. Valenta and John O. Johnson.

Our ability to be successful may depend upon the efforts of Ronald F. Valenta, our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer. Mr. Valenta has significant experience and contacts in owning, operating and acquiring companies in the business of equipment sales and leasing, our present business. Mr. Johnson has significant experience in acquisitions, and part of our strategy is to acquire additional businesses engaged in equipment sales and leasing. Neither Mr. Valenta nor Mr. Johnson has an employment agreement with us, and they are not currently compensated for their services, although Mr. Valenta and Mr. Johnson beneficially own approximately 24.0% and 6.7%, respectively, of our outstanding common stock.

Ronald F. Valenta and John O. Johnson allocate some portion of their time to other businesses, which could cause conflicts of interest in their allocation of time to our affairs. These conflicts of interest could have a negative impact on our ability to function as an operating company and consummate future acquisitions.

Neither Ronald F. Valenta, our Chief Executive Officer, nor John O. Johnson, our Chief Operating Officer, devotes or is required to devote his full time to our affairs. This could create a conflict of interest when allocating their time between our operations and their other commitments. These executive officers are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If these executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to function as an operating company and consummate future business combinations.

Ronald F. Valenta is affiliated with two companies in the specialty finance business, which could create a conflict of interest in decisions affecting our business.

Ronald F. Valenta, a director and our Chief Executive Officer, is also affiliated with two companies in the specialty finance industry. He is a director of Mobile Services Group, Inc., a portable storage company he founded in 1988, and the Chairman of the Board of Directors of Mobile Office Acquisition Corporation, the parent company of PacVan, Inc., a U.S. office modular and portable storage company.

While part of our business strategy is to acquire additional businesses, there is no assurance that we will be able to identify businesses that we can acquire upon terms we believe acceptable, or if such acquisitions require additional financing, that we could obtain such additional financing.

Part of our business strategy is to acquire additional businesses. We can give no assurance you that we will be able to identify any additional businesses that we will be able to acquire on terms and conditions that we deem acceptable. Further, we may need additional financing to make some or all of these possible acquisitions. We can give no assurance that we will be able to obtain such financing or that such financing will be available on terms and conditions acceptable to us.

Our outstanding options and warrants may have an adverse effect on the market price of common stock and increase the difficulty of effecting future business combination.

At September 30, 2007, we had outstanding options and warrants to purchase 11,433,333 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete a future business combination. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Item 1B.   Unresolved Staff Comments

Inapplicable.

Item 2.   Properties

We maintain our executive offices at 260 South Los Robles Avenue, Suite 217, Pasadena, CA 91101. These offices are provided to us by an affiliate of Ronald F. Valenta. This affiliate of Mr. Valenta made this space available though the completion of the acquisition of Royal Wolf free of a rental charge. We now rent this space on a month-to-month basis for $1,148 per month and consider the current office space adequate for our current operations.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

On June 14, 2007, we held our Annual Meeting of Stockholders. The following are the results of the proposals:

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Prices

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols “GFN.U,” “GFN” and “GFN.WS,” respectively. The following table sets forth for the periods indicated the range of high and low sales prices for the units, since the units commenced trading on April 10, 2006, and for the common stock and warrants, since the common stock and warrants commenced public trading separately on June 13, 2006:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:

Fourth Quarter	$9.75	$9.00	$7.95	$7.56	$1.96	$1.45

Third Quarter	$9.60	$8.50	$7.95	$7.46	$1.80	$1.10

Second Quarter	$8.00	$7.81	$7.70	$7.22	$1.15	$0.62

First Quarter	$8.45	$7.75	$7.36	$7.22	$0.85	$0.63

2006:

Fourth Quarter	$8.06	$7.75	$7.35	$7.24	$0.80	$0.63

Record Holders

As of October 24, 2007, there were eight stockholders of record of our common stock. We believe that there are hundreds of beneficial owners of our common stock, units and warrants.

Dividend Policy

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our board of directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

 Performance Graph

We have not provided a line graph comparing yearly percentage change in our shareholder return on common stock against various indices or peer group because we were a blank check company without an operating business.

Item 6.   Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited consolidated financial statements included elsewhere in this Report for the period from October 14, 2005 (inception) to December 31, 2005, for the year ended December 31, 2006, for the six months ended June 30, 2007, for the period from October 14, 2005 (inception) to June 30, 2007 and as of December 31, 2006 and June 30, 2007. The following data has been restated from previously issued financial information for the for the retrospective application of the capitalization of the costs incurred relating to the acquisition of Royal Wolf and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Transition Report on Form 10-K.

Statement of Operations Information:

	October 14, 2006 (inception) to December 31, 2005	Year Ended December 31, 2006	Six Months Ended June 30, 2007	October 14, 2005 (inception) to June 30, 2007

General and administrative expenses	$3,509	$387,815	$795,989	$1,187,313
Operating loss	(3,509)	(387,815)	(795,989)	(1,187,313)
Other income:
Interest income	--	1,888,503	1,312,169	3,200,672
Interest expense	--	(20,498)	(72,398)	(92,896)
Other, net	--	--	(7,469)	(7,469)
Net income (loss)	$(3,509)	$891,090	$261,513	$1,149,094
Net income (loss) per share:
Basic	$(0.00)	$0.11	$0.02
Diluted	$(0.00)	$0.09	$0.02

Weighted average shares outstanding:
Basic	1,875,000	8,151,369	10,500,000
Diluted	$1,875,000	$9,636,545	$12,704,299

Balance Sheet Information:

	December 31, 2006	June 30, 2007

Cash	$37,713	$59,427
Cash equivalents held in trust - restricted	68,055,252	68,217,585
Deferred acquisition costs	783,663	1,547,742
Total assets	69,713,171	71,078,142
Deferred underwriting fees	1,380,000	1,380,000
Total liabilities	3,947,907	4,812,265
Common stock subject to possible conversion	13,168,200	13,338,500
Stockholders’ equity	$52,597,064	$52,927,377

Quarterly Results of Operations

The following table sets forth unaudited operating data for each of the quarters in the year ended December 31, 2006 and the six months ended June 30, 2007. This quarterly information has been restated from previously issued financial information for the retrospective application of the capitalization of the costs incurred relating to the acquisition of Royal Wolf and has been prepared on the same basis as our annual consolidated financial statements and, in the opinion of management, reflects all significant adjustments (consisting primarily of normal recurring adjustments) necessary for a fair presentation of results of operations for the periods presented.

Year Ended December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net income (loss), as previously reported	$(8,014)	$302,406	$(2,603)	$165,211
Effect of accounting change, net of tax	--	3,763	265,772	164,555
Net income (loss), as restated	$(8,014)	$306,169	$263,169	$329,766
Income (loss) per share, as previously reported
Basic	$(0.00)	$0.03	$--	$0.03
Diluted	$(0.00)	$0.03	$--	$0.02
Income (loss) per share, as restated
Basic	$(0.00)	$0.03	$0.03	$0.03
Diluted	$(0.00)	$0.03	$0.02	$0.03

Six Months Ended June 30, 2007	First Quarter	Second Quarter

Net income (loss), as previously reported	$(180,584)	$(34,898)
Effect of accounting change, net of tax	298,703	178,292
Net income (loss), as restated	$118,119	$143,394
Income (loss) per share, as previously reported
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)
Income (loss) per share, as restated
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Transitional Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks related to our business” included in Item 1A and elsewhere in this Transitional Report on Form 10-K.

Overview

We were formed in October 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses. As of June 30, 2007, we had not completed any business combination.

In April 2006, we completed our initial public offering (“IPO”) of 8,625,000 units. Each unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. The public offering price of each unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO. Of the gross proceeds: (i) we deposited $65,000,000 into a trust account (the “Trust Account”), which amount included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the Trust Account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer, prior to completion of the IPO. Stockholders holding the shares issued in connection with the IPO are referred to as “Public Stockholders.”

In September 2007, we changed our fiscal year to June 30 from December 31.

Subsequent Event

On September 13, 2007, we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized in connection with payments made upon completion of the acquisition, the purchase price for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which owns through its indirect subsidiary GFN Finance all of the outstanding capital stock of Royal Wolf.

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares who voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid the underwriters as deferred underwriting fees.

On April 10, 2006, we completed our IPO of 7,500,000 units, and on April 13, 2006, we completed the closing of an additional 1,125,000 units that were subject to the underwriter’s over-allotment option. Each Unit consists of one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a price of $6.00. The public offering price of each unit was $8.00, and we generated gross proceeds of $69,000,000 in the IPO (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) we deposited $65,000,000 into the Trust Account at JP Morgan Chase NY Bank, maintained by Continental Stock Transfer & Trust Company as trustee, which included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) we retained $550,000 for offering expenses. In addition, we deposited into the Trust Account $700,000 that we received from the issuance and sale of 583,333 warrants to Ronald F. Valenta, a director and our Chief Executive Officer, and John O. Johnson, our Chief Operating Officer, on April 7, 2006.

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

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Transitional Report. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $3,509, $387,815, $795,989 and $1,187,313 for the period from October 14, 2005 (inception) to December 31, 2005, for the year ended December 31, 2006, for the six months ended June 30, 2007 and for the period from October 14, 2005 (inception) to June 30, 2007, respectively. These expenses consisted primarily of accounting, legal and other professional services (including investor relations fees), liability insurance, Delaware franchise taxes, payroll (including stock-based compensation) and general office expenses. Operating expenses have increased both on an absolute and relative basis since our formation in October 2005 due primarily to the hiring of a Chief Financial Officer in September 2006, the engaging of an investor relations firm in October 2006 and the increasing requirements of corporate governance and public reporting. We also incurred over $594,000 of offering costs in connection with the IPO, all of which have been applied against paid-in capital; and have capitalized costs incurred relating primarily to the acquisition of Royal Wolf of $783,683, $761,395 and $1,545,058 for the year ended December 31, 2006, for the six months ended June 30, 2007 and for the period from October 14, 2005 (inception) to June 30, 2007, respectively.

We had net interest income earned primarily on the marketable securities held in the Trust Account of $1,888,503, $1,312,169 and $3,200,672 for the year ended December 31, 2006, for the six months ended June 30, 2007 and for the period from October 14, 2005 (inception) to June 30, 2007, respectively. Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion, net of any taxes payable by us relating to such interest earned.

Interest expense for the year ended December 31, 2006, for the six months ended June 30, 2007 and for the period from October 14, 2005 (inception) to June 30, 2007 of $20,498, $72,398 and $92,896, respectively, relates primarily to borrowings under our limited recourse revolving line of credit.

We have provided for an annual effective income tax rate of approximately 40% for the year ended December 31, 2006, for the six months ended June 30, 2007 and for the period from October 14, 2005 (inception) to June 30, 2007 primarily because of state income taxes and the nondeductible portion of travel and entertainment expenses.

The following is a summary of our contractual obligations, including accrued interest, as of June 30, 2007:

	Payment Due by Year Ending June 30,
Contractual Obligations	Total	2008	2009-2012	2013	2014 and Thereafter
	(in thousands)
Limited recourse revolving line of credit (1)	$2,441	$2,441	$—	$—	$—

Total	$2,441	$2,441	$—	$—	$—

(1 On September 14, 2007, subsequent to the completion of acquisition of Royal Wolf, we repaid the outstanding balance and terminated the limited recourse revolving line of credit. Total principal and interest paid totaled $2,586,848.

Impact of Recently Issued Accounting Pronouncements

Reference is made to Note 2 of our Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. As of June 30, 2007 we had not engaged in any substantive commercial business. Accordingly, we have not been exposed to significant risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the Trust Account were invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we did not view the interest rate risk to be significant.

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements: of General Finance Corporation (Registrant):

Report of Independent Registered Public Accounting Firm - Grobstein, Horwath & Company LLP	F-1

Independent Auditors’ Report - LaRue, Corrigan & McCormack LLP	F-2

Consolidated Balance Sheets as of December 31, 2006 and June 30, 2007	F-3

Consolidated Statements of Operations from inception to December 31, 2005, for the year ended December 31, 2006, for the six months ended June 30, 2007 and from inception to June 30, 2007	F-4

Consolidated Statement of Stockholders’ Equity from inception to December 31, 2005, for the year ended December 31, 2006 and for the six months ended June 30, 2007	F-5

Consolidated Statements of Cash Flows from inception to December 31, 2005, for the year ended December 31, 2006, for the six months ended June 30, 2007 and from inception to June 30, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Index to Financial Statements: of RWA Holdings Pty Limited (Predecessor):

Report of Independent Registered Public Accounting Firm - Grobstein, Horwath & Company LLP	P-1

Consolidated Balance Sheets as of June 30, 2007 and 2006	P-2

Consolidated Statements of Operations for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and the year ended December 31, 2004	P-3

Consolidated Statement of Changes in Shareholders’ Equity for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and the year ended December 31, 2004	P-4

Consolidated Statements of Cash Flows for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005 and the year ended December 31, 2004	P-5

Notes to the Consolidated Financial Statements	P-6

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

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following information is provided regarding our directors and executive officers as of October 24, 2007. No family relationship exists between any director or executive officer:

Name	Age	Position
Ronald F. Valenta	48	Chief Executive Officer, Secretary and Director
John O. Johnson	46	Chief Operating Officer
Charles E. Barrantes	55	Executive Vice President and Chief Financial Officer
Robert Allan	43	Chief Executive Officer, Royal Wolf
Lawrence Glascott	73	Chairman of the Board of Directors
David M. Connell	63	Director
Manuel Marrero	49	Director
James B. Roszak	66	Director

Ronald F. Valenta has served as a director and as our Chief Executive Officer and Secretary since our inception. He also served as Chief Financial Officer from inception through September 2006. Mr. Valenta served as the President and Chief Executive Officer of Mobile Services Group, Inc., a portable storage company he founded in 1988 until 2003. In April 2000, Windward Capital Partners acquired a controlling interest in Mobile Services Group, Inc. through a recapitalization transaction. In August 2006, Welsh, Carson, Anderson & Stowe, through another recapitalization transaction, acquired a controlling interest in Mobile Services Group, Inc. Mr. Valenta served as the non-executive Chairman of the Board of Directors of Mobile Services Group, Inc. from March 2003 until August 2006, and as a director since that time. Mr. Valenta was the managing member of Portosan Company, LLC, a portable sanitation services company he founded in 1998, until 2004 when a majority of the assets of that company were sold to an affiliate of Odyssey Investment Partners, LLC. Mr. Valenta is currently Chairman of the Board of Directors for CMSI Capital Holdings, Inc., a private investment company he founded in 1991, Mobile Office Acquisition Corporation, the parent company of PacVan, Inc., a U.S. office modular and portable storage company, PV Realty LLC, a real estate company founded in 2000, and United Document Storage, LLC (formerly PortoShred LLC), a document storage and destruction company he formed in 2003. From 2003 to 2006, Mr. Valenta was also a director of the National Portable Storage Association, a not-for-profit entity dedicated to the needs of the storage industry. From 1985 to 1989, Mr. Valenta was a Senior Vice President with Public Storage, Inc., and from 1980 to 1985 Mr. Valenta was a manager with the accounting firm of Arthur Andersen & Co. in Los Angeles.

John O. Johnson has served as our Chief Operating Officer since November 2005. Mr. Johnson is a Managing Director of The Spartan Group, a boutique investment banking firm, which he co-founded in 2002. As a Managing Director of The Spartan Group, he is responsible for origination and execution of mergers and acquisition advisory work and capital raising for growth companies. Prior to founding The Spartan Group, Mr. Johnson served in multiple positions with Banc of America Securities from 1984 until 2002, culminating in his appointment as Managing Director in 1994. While at Banc of America Securities, he specialized in growth company banking coverage and leveraged buyouts and leveraged finance while ultimately becoming a Group Head. Mr. Johnson has served as an investment banker to various companies owned or operated by Mr. Valenta since 1997.

Charles E. Barrantes became our Executive Vice President and Chief Financial Officer in September 2006. Prior to joining us, Mr. Barrantes was vice president and chief financial officer for Royce Medical Company from early 2005 to its sale in late 2005. From 1999 to early 2005, he was chief financial officer of Earl Scheib, Inc., a public company that operated over 100 retail paint and body shops. Mr. Barrantes has over 25 years of experience in accounting and finance, starting with more than a decade with Arthur Andersen & Co.

Robert Allan has been the Chief Executive Officer of Royal Wolf since February 2006 and as such has been one of our executive officers since September 13, 2007. Mr. Allan joined Royal Wolf in April 2004 as its Executive General Manager. From 2000 until joining Royal Wolf, he served as Group General Manager of IPS Logistics Pty Ltd, a shipping and logistics company. From 1997 until 2000, Mr. Allan was employed as a Regional Director of Triton Container International, the world’s largest lessor of marine cargo containers to the international shipping industry. Mr. Allan has more than 30 years of experience in the container leasing and logistics industries.

Lawrence Glascott has been our Chairman of the Board of Directors since November 2005. Mr. Glascott has served as a director of 99¢ Only Stores since 1996 where he currently serves on its Audit, Compensation and Nominating and Corporate Governance Committees. From 1991 to 1996 he was the Vice President — Finance of Waste Management International, an environmental services company. Prior thereto, Mr. Glascott was a partner at Arthur Andersen LLP and was in charge of the Los Angeles based Arthur Andersen LLP Enterprise Group practice for over 15 years.

David M. Connell has been a director since November 2005. Mr. Connell founded Cornerstone Corporate Partners, LLC, a consulting and advisory firm, in 1998. Prior to establishing Cornerstone Corporate Partners in 1998, Mr. Connell served as President and a member of the Board of Directors for Data Processing Resources Corporation, or DPRC, from 1992 to 1998. DPRC was a NASDAQ listed provider of information technology consulting services to Fortune 500 companies. Prior to his services with DPRC, from 1988 to 1993, Mr. Connell was engaged by Welsh, Carson, Anderson; Stowe, a New York private equity firm, to manage a group of portfolio companies. From 1990 to 1993, Mr. Connell served as Chairman and Chief Executive Officer of Specialized Mortgage Service, Inc., an information technology company serving the real estate, banking, and credit rating industries. From 1988 to 1990, he served as Chairman and Chief Executive Officer of Wold Communications, Inc., which later merged and became Keystone Communications, a leading satellite communications service provider.

Manuel Marrero has been a director since November 2005. Since January 2004, Mr. Marrero has worked as a financial and operations management consultant with several companies, principally focused in consumer products brand management. From May 2002 until January 2004, Mr. Marrero served as the Chief Financial Officer of Mossimo, Inc., a designer and licensor of apparel and related products. From 1999 to 2001, Mr. Marrero was the Chief Operating Officer and Chief Financial Officer of Interplay Entertainment Corp., a developer, publisher and distributor of interactive entertainment software, and the Chief Financial Officer of Precision Specialty Metals, Inc. from 1996 to 1999, a light gauge conversion mill for flat rolled stainless steel and high performance alloy. He has served on the boards of Interplay OEM, Inc., Shiney Entertainment, Inc., Seed Internet Ventures, Inc., L.A. Top Producers, LLC, Friends of Rancho San Pedro and Tree People.

James B. Roszak has been a director since November 2005. Mr. Roszak has been a director of National RV Holdings, Inc. since June 2003. Mr. Roszak was employed by the Life Insurance Division of Transamerica Corporation, a financial services organization engaged in life insurance, commercial lending, leasing and real estate services, from June 1962 through his retirement as President of such division in June 1997. Mr. Roszak also served as interim Chief Executive Officer and a director of buy.com, an Internet retailer, from February 2001 through August 2001. He is also a member of the Board of Trustees of Chapman University.

Board and Committee Meetings

The Board of Directors held eight meetings during the six months ended June 30, 2007. Each director attended more than 75% of all meetings of the Board of Directors and board committees on which he during the six months ended June 30, 2007.

Board Committees

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee. The Audit Committee consists of Messrs. Roszak, as chairman, Marrero and Glascott, each of whom we believe qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the Securities and Exchange Commission. In addition, we will certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual's financial sophistication. Each member of the Audit Committee is an independent director under the American Stock Exchange listing standards.

The purpose of the Audit Committee is to represent and assist our board in its general oversight of our accounting and financial reporting processes, audits of the financial statements and internal control and audit functions. The Audit Committee is directly responsible for the appointment, compensation, retention, oversight and work of our independent auditor.

The Audit Committee met three times during the six months ended June 30, 2007.

Compensation Committee. The Compensation Committee consists of Messrs. Connell, as Chairman, Marrero and Roszak.

The purposes of the Compensation Committee are: (i) to determine and approve the goals, objectives and compensation structure for our executive officers; (ii) to review the performance of our executive officers; and (iii) to review the Company's management resources, succession planning and development activities.

The Compensation Committee met once during the six months ended June 30, 2007.

Nominating Committee. The Nominating Committee consists of Messrs. Marrero, as chairman, Connell and Roszak, each of whom is an independent director under the American Stock Exchange listing standards.

The purpose of the Nominating Committee is to be primarily responsible for identifying individuals qualified to serve as members of our Board of Directors and recommending to the Board the persons to be nominated by the Board as nominees for director at each annual meeting of shareholders.

The Nominating Committee met two times during the six months ended June 30, 2007.

The Nominating Committee seeks to achieve a balance of knowledge, experience and capability on the Board of Directors. When considering candidates for director, the Nominating Committee takes into account a number of factors, including the following (although candidates need not possess all of the following characteristics and not all factors are weighted equally):

•	Ability to attend regular and special board and committee meetings and willingness to perform the duties of a director

•	Fine moral character, good personal and business reputation

•	Industry knowledge, contacts and network of potential clients in industries served by the Company

•	Ability to be responsible, fair-minded, reliable, ethical and possess high integrity

•	Prior experience on boards of directors

•	Senior-level management experience

•	Possession of specific skills in auditing, accounting, personnel, finance, etc.

The Nominating Committee will periodically assess the appropriate size of the Board of Directors and whether any vacancies on the Board of Directors are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, or the size of the Board of Directors is expanded, the Nominating Committee will consider various potential candidates for director. Candidates may come to the attention of the Board of Directors through current Board of Directors members or management, stockholders or other persons. These candidates will be evaluated at regular or special meetings of the Nominating Committee, and may be considered at any point during the year.

The Nominating Committee will consider candidates for directors recommended by stockholders who follow the proper procedures in submitting the recommendation. The Board of Directors will consider candidates recommended by stockholders using the same criteria it applies to candidates recommended by directors. To be considered for election at an annual meeting, the recommendation must be submitted no later than December 31 of the year prior to the year in which the meeting will be held. The recommendation must by in writing addressed to the Corporate Secretary and must include the following: (i) statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating Committee; (ii) name and contact information for the candidate; (iii) statement of the candidate's business and educational experience; (iv) information regarding each of the factors listed above (other than the factor regarding board size and composition) sufficient to enable the Nominating Committee to evaluate the candidate; (v) statement detailing any relationship between the candidate and any competitor of the Company; (vi) detailed information about any relationship or understanding between the writer and the candidate; and (vii) statement that the candidate is willing to be considered and is willing to serve as a director if nominated and elected.

Compliance with Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and 10% stockholders to file reports with the Securities and Exchange Commission on changes in their beneficial ownership of Common Stock and to provide us with copies of the reports. We believe that all of these persons filed all required reports on a timely basis during the six months ended June 30, 2007.

Code of Ethics

We have a code of ethics that applies to our directors, officers and employees. We will provide without charge a copy of the code of ethics to any person who so requests by a letter addressed to the Corporate Secretary, General Finance Corporation, 260 Santa Los Robles Avenue, Suite 217, Pasadena, California 91101.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Messrs. Valenta, Johnson and Perez, our Chief Executive Officer, Chief Operating Officer and Controller, respectively, have served in those capacities since our inception in 2005. In connection with our initial public offering, they agreed to serve without compensation until the consummation of our first business combination. Subsequently, Messrs. Valenta and Johnson have agreed to serve without compensation until at least the earlier of June 30, 2008 or until we have achieved certain financial goals after the consummation of our first business combination.

Accordingly, Mr. Barrantes, our Chief Financial Officer, is our only employee who received compensation for his services to us during the six months ended June 30, 2007.  We compensate Mr. Barrantes pursuant to his employment agreement entered into in September 2006 in connection with his commencement of employment with us. For a description of the employment agreement, see “Employment Agreement” below.

Messrs. Valenta and Johnson negotiated Mr. Barrantes' employment agreement on our behalf, and the Board of Directors approved the employment agreement. Although our Compensation Committee was in existence in September 2006, the Board of Directors had not approved a charter for the Committee at that time and the Committee was not then performing functions.

In approving Mr. Barrantes' compensation under his employment agreement, the Board of Directors reviewed information provided by management regarding the compensation of the chief financial officers of four public companies in the equipment leasing business. The Board also considered the size and stage of development of the Company, Mr. Barrantes' experience and prior compensation, and the scope of the services that Mr. Barrantes would be required to render (particularly given the lack of support staff and the need to implement policies and procedures). The Board of Directors determined that Mr. Barrantes' compensation should consist of a base salary, the opportunity for a material performance-based bonus and stock options under the 2006 Stock Option Plan. In addition, because we did not have in place medical or other insurance plans, we would reimburse him up to $750 per month for insurance coverage.

The Compensation Committee approved the bonus paid to Mr. Barrantes for services in 2006.

Report of the Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Form 10-K with management. Based on the Compensation Committee's review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K for filing with the SEC.

Respectfully Submitted,

David M. Connell, Chairman
Manuel Marrero
James B. Roszak

Summary Compensation Table

The following table contains summary compensation information of the following executive officers (our “Named Executive Officers”) for the six months ended June 30, 2007.

Summary Compensation Table

Name and Principal Position	Year		Salary		Bonus		Option Awards (2)	All Other Compensation (3)	Total
Ronald F. Valenta Chief Executive Officer	2007	(1)	$—		$—		$—	$—	$—
	2006		—		—		—	—	—

Charles E. Barrantes Chief Financial Officer and Executive Vice President	2007	(1)	$100,000		$—		$68,800	$3,512	$172,312
	2006		62,121	(4)	21,742	(4)	42,000	3,361	129,224

(1)	For the six months ended June 30, 2007

(2)
The amounts shown are the amounts of compensation expense recognized by us relating to the grants of stock options in fiscal 2006, as described in Financial Accounting Standards No. 123R. For a discussion of valuation assumptions used in the calculation of these amounts, see Note 2, “Summary of Significant Accounting Policies,” and Note 8, “2006 Stock Option Plan,” of the Notes to Consolidated Financial Statements included elsewhere in this Transitional Report on Form 10-K.

(3)	Reimbursement of medical insurance premiums.

(4)
Mr. Barrantes received a bonus for services in 2006, which was paid in September 2007.  This amount equaled 35% of the salary paid to him for 2006, which was equal to his target bonus under his employment agreement.

Plan-Based Awards

We have only one compensation plan, our 2006 Stock Option Plan. No options were granted to the Named Executive Officers during the six months ended June 30, 2007.

The following table provides information options held by Named Executive Officers as of June 30, 2007.

Outstanding Equity Awards at Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)(1) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Exercise Price ($/Sh)	Expiration Date
Ronald F. Valenta	--	--	--	--	--

Charles E. Barrantes	--	225,000	--	$7.30	9/11/16

(1)	These options vest in five equal annual installments on September 11 of each of 2007, 2008, 2009, 2010 and 2011, subject to continued service with us, and have a ten-year term.

No Named Executive Officer exercised any stock options during the six months ended June 30, 2007.

Employment Agreement

On September 11, 2006, we entered into an employment agreement with Charles E. Barrantes, under which he agreed to serve as our Executive Vice President and Chief Financial Officer. Under the employment agreement, Mr. Barrantes receives a base annual salary of $200,000, and is eligible to receive an annual bonus each fiscal year of up to 35% of his base salary, provided he is employed on the last day of such year. We reimburse Mr. Barrantes up to $750 per month for health, dental, vision and supplemental disability premiums for himself and his family, because we do not currently provide employee benefits. Should we provide such benefits in the future, Mr. Barrantes will be entitled to participate on the same basis in all offered benefits or programs as any other employee.

Mr. Barrantes also received options to purchase an aggregate of 225,000 shares of common stock under our 2006 Stock Option Plan as of the date of commencement of his employment. The options have an exercise price of $7.30 per share (the closing sales price of the common stock on the date of grant), vest in five equal annual installments and expire ten years from the date of grant.

Mr. Barrantes' employment agreement will terminate upon his death or in the event of a physical or mental disability that renders him unable to perform his duties for 60 consecutive days or 120 days in any twelve-month period. Mr. Barrantes may terminate his employment agreement at any time upon 30 days notice to us, and we may terminate it at any time upon notice to Mr. Barrantes.

Robert Allan serves as Chief Executive Officer of Royal Wolf under an employment agreement that will continue indefinitely, unless terminated by Mr. Allan or Royal Wolf upon at least six months’ notice. Under his employment agreement, using an Australian dollar to United States dollar exchange rate of 0.84880 at June 30, 2007, Mr. Allan receives a base annual salary of $254,640 and is eligible to receive an annual performance bonus not to exceed $84,880 based upon the achievement of specified performance indicators. The maximum annual performance bonus is subject to increase based upon consumer price index increases. There is no severance or similar obligation to Mr. Allan under his employment agreement except that Royal Wolf may pay six months’ compensation to Mr. Allan in lieu of providing notice of termination of his employment as described above.

Potential Payments Upon Termination of Employment or Change in Control

We have no agreements or arrangement with any executive officer that provides for payments upon termination of employment except that pursuant to his employment agreement, Mr. Barrantes is entitled to a lump-sum severance payment of six months' base salary if, prior to March 13, 2008, we terminate his employment without “cause” or he terminates his employment for “good reason.” We have no agreements or arrangements with any executive officer that provide for payments upon a change of control.

Compensation Committee Interlocks and Insider Participation

No person who served on the Compensation Committee during the six months ended June 30, 2007 was previously one of our officers or employees or had a relationship with us requiring disclosure under Item 404 of Regulation S-K. Further no interlocking relationship exists between any member of the Board of Directors and any member of any other company's board of directors or compensation committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of October 24, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of our executive officers and directors; and (iii) all of our executive officers and directors as a group. Unless otherwise noted, we believe that each beneficial owner named in the table has sole voting and investment power with respect to the shares shown, subject to community property laws where applicable. An asterisk (*) denotes beneficial ownership of less than one percent.

	Beneficial Ownership
Name	Number of Shares (1)	Percent of Class (1)
Ronald F. Valenta(2)(3)	2,605,466	24.0%

John O. Johnson(2)(4)	665,617	6.7%

James B. Roszak(2)	22,500	(* )

Lawrence Glascott(2)	22,500	(* )

Manuel Marrero(2)	22,500	(* )

David M. Connell(2)	22,500	(* )

Charles E. Barrantes(2)(5)	45,000	(* )

Robert Allan(6)	800	(* )

Gilder, Gagnon, Howe & Co. LLC(7)	1,788,772	18.5%

Olawalu Holdings, LLC(8)	642,000	6.6%
2863 S. Western Avenue Palos Verdes, California 90275

Ronald L. Havner, Jr.(9) LeeAnn R. Havner The Havner Family Trust	671,500	6.8%
c/o Public Storage, Inc. 701 Western Avenue Glendale, California 91201

Jonathan Gallen(10)	1,905,000	18.4%
299 Park Avenue, 17th Floor New York, New York 10171

Neil Gagnon(11)	1,810,303	18.7%
1370 Avenue of the Americas, Suite 2400 New York, New York 10019

Jack Silver(12)	2,071,410	17.8%
SIAR Capital LLC 660 Madison Avenue New York, New York 10021

All executive officers and directors as a group (8 persons_nine persons)(13)	3,406,883	30.4%

(1)
Based on 9,690,099 shares of common stock outstanding. In accordance with the rules of the Securities and Exchange Commission, person is deemed to be the beneficial owner of shares that the person may acquire within the following 60 days (such as upon exercise of options or warrants or conversion of convertible securities). These shares are deemed to be outstanding for purposes of computing the percentage ownership of the person beneficially owning such shares but not for purposes of computing the percentage of any other holder.

(2)	Business address is c/o General Finance Corporation, 260 South Los Robles, Suite 217, Pasadena, California 91101.

(3)
Includes: (i) 13,500 shares owned by Mr. Valenta’s wife and minor children, as to which Mr. Valenta’s shares voting and investment power with his wife; and (ii) 1,181,966 shares that may be acquired upon exercise of warrants. The shares shown exclude the shares referred to in note (8), below.

(4)	Includes 309,367 shares that may be acquired upon exercise of warrants.

(5)	Represents shares that may be acquired upon exercise of options.

(6)	Business address is Suite 201, Level 2, 22-28 Edgeworth David Avenue, Hornsby, New South Wales, Australia 2077

(7)
Information is based upon a Schedule 13G/A filed on October 10, 2007. Gilder, Gagnon, Howe & Co. LLC is a New York limited liability and broker or dealer registered under the Securities Exchange Act of 1934. The shares shown include 55,454 shares as to which Gilder, Gagnon, Howe & Co. LLC has sole voting power and 1,788,772 shares as to which it shares voting and investment power. Of these 1,788,772 shares, 1,582,235 shares are held in customer accounts under which partners or employees of Gilder, Gagnon, Howe & Co. LLC have discretionary authority to dispose or direct the disposition of the shares, 151,083 shares are held in accounts of its partners and 55,454 shares are held in its profit-sharing plan.

(8)
Information is based upon a Schedule l3G filed on February 27, 2007. Olawalu Holdings, LLC (“Olawalu”), is a Hawaiian limited liability company, of which Rick Pielago is the manager. Olawalu shares voting and investment power as to all of the shares shown with Lighthouse Capital Insurance Company, a Cayman Islands exempted limited company, and the Ronald Valenta Irrevocable Life Insurance Trust No. 1, a California trust, of which Mr. Pielago is trustee. The Ronald Valenta Irrevocable Life Insurance Trust No. 1 is an irrevocable family trust established by Ronald F. Valenta in December 1999 for the benefit of his wife at the time, any future wife, and their descendants. Mr. Valenta, himself, is not a beneficiary of the Trust, and neither he nor his wife or their descendants has voting or investment power, or any other legal authority, with respect to the shares shown. Mr. Valenta disclaims beneficial ownership of our shares held by the Trust. Mr. Pielago may be deemed to be the control person of Olawalu and the Ronald Valenta Irrevocable Life Insurance Trust No. 1.

(9)
Information is based upon a Schedule 13D filed on February 9, 2007. The shares shown include 7,000 shares as to which Ronald L. Havner has sole voting power and 3,000 shares as to which his wife, LeeAnn R. Havner, has sole voting power. Mr. and Mrs. Havner are Co-Trustees of The Havner Family Trust. The Trust owns 434,251 shares and warrants to purchase 227,250 shares. As Co-Trustees of the Trust, Mr. and Mrs. Havner may he deemed to beneficially own all of the shares held by the Trust.

(10)
Information is based upon a Schedule 13G filed on September 14, 2007 and upon subsequent filings on Forms 3 and 4. The shares shown are held by Ahab Partners, L.P., Ahab International, Ltd., Queequeg Partners, L.P., Queequeg, Ltd. and one or more other private funds managed by Mr. Gallen. The shares shown include 650,000 shares that may be acquired upon exercise of warrants.

(11)
Information is based upon a Schedule 13G/A filed on September 17, 2007. The shares shown include: (i) 244,008 shares beneficially owned by Mr. Gagnon; (ii) 39,520 shares beneficially owned by Mr. Gagnon over which he has sole voting power and shared dispositive power; (iii) 162,443 shares beneficially owned by Lois Gagnon, Mr. Gagnon’s wife, over which he has shared voting power and shared dispositive power; (iv) 3,510 shares beneficially owned by Mr. Gagnon and Mrs. Gagnon as joint tenants with rights of survivorship, over which he has shared voting power and shared dispositive power; (v) 38,888 shares held by the Lois E. and Neil E. Gagnon Foundation, of which Mr. Gagnon is a trustee and over which he has shared voting power and shared dispositive power; (vi) 60,163 shares held by the Gagnon Family Limited Partnership, of which Mr. Gagnon is a partner and over which lie has shared voting power and shared dispositive power; (vii) 51,180 shares held by the Gagnon Grandchildren Trust over which Mr. Gagnon has shared dispositive power but no voting power; (viii) 530,549 shares held by four hedge funds, of which Mr. Gagnon is either the principal executive officer of the manager or the managing member of a member of the general partner or the managing member: (ix) 1,605 shares held by the Gagnon Securities LLC Profit Sharing Plan and Trust, of which Mr. Gagnon is a trustee; (x) 4,715 shares held by the Gagnon Securities LLC Profit Sharing Plan and Trust; and (xi) 674,262 shares held for certain customers of Gagnon Securities LLC, of which Mr. Gagnon is the managing member and the principal owner and over which he has shared dispositive power but no voting power.

(12)
Information is based upon a schedule 13G filed September 18, 2007 and subsequent Forms 3 and 4. The shares shown include: (i) 342,500 shares that may be acquired upon exercise of warrants held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is the trustee; (ii) 1,590,110 shares that may be acquired upon exercise of warrants held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee; and (iii) 138,800 shares held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is a trustee.

(13)	Includes 1,536,333 shares that may be acquired upon the exercise of warrants and options.

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans as of June 30, 2007:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	225,000	$7.30	1,275,000
Equity compensation plans not approved by security holders (1)	--	--	--
Total	225,000	$7.30	1,275,000

(1)	We have one equity compensation plan, the 2006 Stock Option Plan.

Compensation of Directors

The following table provides information concerning the compensation of the directors for the six months ended June 30, 2007:

Director Compensation
Name	Fees Earned or Paid in Cash	Total ($)
Lawrence Glascott	$4,500	$4,500

David M. Connell	$4,500	$4,500

Manuel Marrero	$4,500	$4,500

James B. Roszak	$4,500	$4,500

Ronald F. Valenta	$--	$--

In fiscal 2006, our non-employee directors received $1,500 for each Board meeting attended in-person. We also reimburse all of our directors for out-of-pocket expenses incurred by them in connection with their activities on our behalf.

In September 2007, our Board of Directors approved a new schedule of compensation of our non-employee directors effective upon completion of the acquisition of Royal Wolf. The new compensation schedule was based upon recommendations of the Compensation Committee of our Board in light of the fact that, upon completion of the Royal Wolf acquisition, we are no longer a shell company. The following table summarizes the new schedule of compensation of our non-employee directors (directors who also serve as officers currently receive no additional compensation for their services as directors). The annual compensation shown became effective September 13, 2007, and will be prorated for our fiscal year ending June 30, 2008. In addition to the compensation set forth below, each director is also eligible for reimbursement of reasonable expenses incurred in connection with the director’s services.

Annual Retainer—Chairman of the Board	$40,000
Annual Retainer—Other Directors	$30,000
Additional Annual Retainer - Audit Committee Chair	$10,000
Additional Annual Retainer - Compensation Committee Chair	$7,500
Additional Annual Retainer - Nominating Committee Chair	$3,000
Board Meeting Attendance Fee—Chairman of the Board	$2,000
Board Meeting Attendance Fee—Other Directors	$1,500
Committee Meeting Attendance Fee	$750
Telephonic Meeting Attendance Fee	$500

The annual retainers are payable in advance in semiannual increments on June 30 and December 31.

In September 2007, our Board of Directors also adopted an informal policy with respect to future stock-based compensation of our non-employee directors. Under the policy, our Board of Directors will consider making stock option grants upon each director’s initial election or appointment to the Board, as well as at each annual stockholders meeting thereafter following which an incumbent director continues to serve as a director. Any actual stock option grants or other stock-based compensation paid to our non-employee directors, however, will be made only as and when approved by the Board of Directors in the future.

Item 13.   Certain Relationships and Related Transactions

Transactions with Related Persons

We had an unsecured limited recourse revolving line of credit agreement with Ronald F. Valenta, our Chief Executive Officer and a director, which had entered into prior to our initial public offering. Under the revolving line of credit, we were able to borrow up to $3,000,000 from time to time at an annual interest rate of 8%. At June 30, 2007, the outstanding amount of principal and accrued interest under the line of credit was $2,441,253, which was the largest amount outstanding during the six months ended June 30, 2007. On September 14, 2007, subsequent to the completion of acquisition of Royal Wolf, we repaid the outstanding balance and accrued interest ($2,586,848) and terminated the revolving line of credit. Prior to that, we had not made any payments on the revolving line of credit.

We utilize certain administrative, technology and secretarial services from affiliates of officers; as well as certain limited office space provided by an affiliate of Mr. Valenta. These affiliates had agreed to make these services and office space available to us free of charge, with the exception of the reimbursement of certain out-of-pocket costs incurred on our behalf, until completion of our initial business combination. Management does not believe the value of these services were significant.

We have not adopted a formal written policy regarding transactions with related persons. However, in general, any such material transaction would require approval of the Board of Directors, with any interested director abstaining.

Director Independence

The American Stock Exchange requires that a majority of the Board of Directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company's Board of Directors, would interfere with the director's exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Connell, Marrero, Glascott and Roszak are “independent directors.”

Item 14.   Principal Accountant Fees and Services

LaRue, Corrigan & McCormick, LLP (“LCM”) audited our financial statements as of October 19, 2005, as of December 31, 2005 and as of April 10, 2006 (the closing of our initial public offering). LCM's opinion of the financial statements as of October 19, 2005 and as of December 31, 2005 both contained a “going-concern” qualification due to our need to complete a successful public offering and acquire an operating business to generate revenue. LCM has removed this qualification in subsequent re-issuances of their audit opinion. LCM's opinion on the financial statements as of April 10, 2006 (after completion of our initial public offering) did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

On August 1, 2006, our Audit Committee dismissed LCM as our independent auditors and engaged Grobstein, Horwath & Company LLP (“GHC”) as our independent auditors to audit our financial statements for the fiscal year ending December 31, 2006. From October 14, 2005 and through August 1, 2006: (i) the Company had no disagreements with LCM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of LCM, would have caused it to make reference to the subject matter of the disagreement in connection with its report; and (ii) LCM did not advise the Company of any of the events requiring reporting under Item 304(a)(1)(v) of Regulation S-K.

Aggregate fees billed to us by (i) LaRue, Corrigan & McCormick, LLP (“LCM”) for professional services rendered with respect to the period from inception (October 14, 2005) to December 31, 2005, (ii) LCM and Grobstein, Horwath & Company LLP (“GHC”) for professional services rendered with respect to the year ended December 31, 2006 and (3) GHC for the six months ended June 30, 2007, were as follows:

	LCM 2005 and 2006	GHC 2006	GHC 2007
Audit Fees	$36,033	$46,385	$45,773
Audit-Related Fees	26,023	18,709	840
Tax Fees	2,172	650	8,574
All Other Fees	94,203	--	--

In the above table, in accordance with the Securities and Exchange Commission's definitions and rules, “audit fees” are fees we paid for professional services for the audit of our consolidated financial statements, including those in our Form 10-K, and reviews of our Form 10-Qs. “Audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. These services include the filing of the registration statement for our initial public offering and special meeting proxy statement for our proposed initial business combination. “Tax fees” are fees for tax compliance, tax advice and tax planning. “All Other Fees” for LCM are for due diligence services in connection with the acquisition of Royal Wolf.

The policy of the Audit Committee is that it must approve in advance all services (audit and non-audit) to be rendered by the Company's independent auditors. The Audit Committee approved in advance the engagement of LCM and GHC for services during the periods above, except that the Audit Committee did not approve in advance the engagement of LCM to conduct certain diligence in connection with the acquisition of Royal Wolf. LCM did not perform any audit or review services for us after commencement of such engagement.

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
Name: Ronald F. Valenta
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ronald F. Valenta	Chief Executive Officer, Secretary and Director (Principal Executive Officer)	November 9, 2007
Ronald F. Valenta

/s/ Charles E. Barrantes	Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)	November 9, 2007
Charles E. Barrantes

/s/ Lawrence Glascott	Chairman of the Board of Directors	November 9, 2007
Lawrence Glascott

/s/ David M. Connell	Director	November 9, 2007
David M. Connell

/s/ Manuel Marrero	Director	November 9, 2007
Manuel Marrero

/s/ James B. Roszak	Director	November 9, 2007
James B. Roszak

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1
Deed of Variation No. 3 dated March 30, 2007, which amended and restated the Share Sale Deed dated September 12, 2006, by and among General Finance Corporation, GFN Australasia Finance Pty. Limited, Bison Capital Australia LP, and the shareholders of RWA Holdings Pty Limited and certain other parties. Incorporated by reference to Annex A to Registrant’s Preliminary Proxy Statement of Schedule 14A filed April 27, 2007.

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of April 27, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2007).

4.1	Form of Unit Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1, File No. 333-129830).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1, File No. 333-129830).

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

10. 8
Form of Indemnification Agreement by and between the Registrant and each of Ronald F. Valenta, John O. Johnson, Marc Perez, Lawrence Glascott, David M. Connell, Manuel Marrero, James B. Roszak and Charles E. Barrantes (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1, File No. 333-129830).

10.9	2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2006).

10.10
Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement used under the 2006 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed September 12, 2006).

10.11
Employment Agreement dated September 11, 2006 between General Finance Corporation and Charles E. Barrantes (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed September 12, 2006).

10.12
Fifth Amended and Restated Revolving Line of Credit Agreement, dated as of January 20, 2007, by and between General Finance Corporation and Ronald F. Valenta (incorporated by reference to Exhibit 10.12 of Registrant’s Form 8-K filed September 19, 2007).

10.13
Executive Services Agreement, dated July 4, 2006, between Royal Wolf Trading Australia Pty Ltd and Robert Allan (incorporated by reference to Exhibit 10.13 of Registrant’s Form 8-K filed September 19, 2007).

10.16
Securities Purchase Agreement, dated as of September 13, 2007, among General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Australasia Holdings Pty Limited and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.16 of Registrant’s Form 8-K filed September 19, 2007).

10.17
Senior Secured Subordinated Promissory Note, dated September 13, 2007, of GFN Australasia Finance Pty Limited in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.17 of Registrant’s Form 8-K filed September 19, 2007).

10.18
Form of Deed of Charge, dated as of September 13, 2007, between each of General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Australasia Holdings Pty Limited and GFN Australasia Finance Pty Limited, respectively, and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.18 of Registrant’s Form 8-K filed September 19, 2007).

10.19
Warrants, dated September 13, 2007, of General Finance Corporation in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.19 of Registrant’s Form 8-K filed September 19, 2007).

10.20
Registration Rights Agreement dated as of September 13, 2007, between General Finance Corporation and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.20 of Registrant’s Form 8-K filed September 19, 2007).

10.21
Guaranty, dated as of September 13, 2007, by General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and GFN Australasia Holdings Pty Limited in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.21 of Registrant’s Form 8-K filed September 19, 2007).

10.22
Shareholders Agreement dated as of September 13, 2007, among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.22 of Registrant’s Form 8-K filed September 19, 2007).

10.23
Royal Wolf Intercreditor Deed, dated as of September 13, 2007, among General Finance Corporation, Bison Capital Australia, L.P., Royal Wolf Trading Australia Pty Ltd, GFN Australasia Finance Pty Ltd, RWA Holdings Pty Ltd, GFN Australasia Holdings Pty Ltd, Royal Wolf Hi-Tech Pty Ltd, and Australia and New Zealand Banking Group Limited (incorporated by reference to Exhibit 10.23 of Registrant’s Form 8-K filed September 19, 2007).

10.24
Sublease, dated February 7, 2007, between Royal Wolf Trading Australia Pty Ltd and Tyne Container Services Pty Limited (incorporated by reference to Exhibit 10.24 of Registrant’s Form 8-K filed September 19, 2007).

10.25
Commercial Tenancy Agreement, dated October 31, 2006, between Royal Wolf Trading Australasia Pty Ltd and Corporate Banking Services Pty Ltd (incorporated by reference to Exhibit 10.25 of Registrant’s Form 8-K filed September 19, 2007).

10.26	Lease, dated October 1, 2006, between Royal Wolf Trading Australia Pty Ltd and GPF No. 3 Pty (incorporated by reference to Exhibit 10.26 of Registrant’s Form 8-K filed September 19, 2007).

10.27
Letter of Offer, dated September 10, 2007, to Royal Wolf Australia Group from Australia and New Zealand Banking Group Limited (incorporated by reference to Exhibit 10.27 of Registrant’s Form 8-K filed September 19, 2007).

10.28
Cross Guarantee and Indemnity, dated September 13, 2007, by GFN Australasia Holdings Pty Limited, GFN Australasia Finance Pty Limited, Royal Wolf Trading Australia Pty Limited, RWA Holdings Pty Limited and Royal Wolf Hi-Tech Ltd in favor of Australia and New Zealand Banking Group Limited (incorporated by reference to Exhibit 10.28 of Registrant’s Form 8-K filed September 19, 2007).

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
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries (collectively the “Company”) as of June 30, 2007 and December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2006, the six months ended June 30, 2007, and the period from inception (October 14, 2005) to June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of the Company for the period from inception (October 14, 2005) to December 31, 2005 which statements reflect a net loss of $3,509. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the operating results of the Company for the period from inception (October 14, 2005) to June 30, 2007, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Finance Corporation and Subsidiaries as of June 30, 2007 and December 31, 2006, and the consolidated results of their operations and cash flows for the year ended December 31, 2006, the six months ended June 30, 2007, and the period from inception (October 14, 2005) to June 30, 2007 in conformity with accounting principles generally accepted in the United States.

 As indicated in Note 2 to the financial statements, in 2007 the Company changed its method of accounting for costs incurred in connection with a business acquisition.

/s/ Grobstein, Horwath & Company LLP

Sherman Oaks, California
October 22, 2007

INDEPENDENT AUDITORS’ REPORT

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

/s/ LaRue, Corrigan & McCormick LLP
Woodland Hills, California
January 20, 2006

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2006	June 30, 2007
Current assets:	(as restated)	(as restated)

Cash	$37,713	$59,427
Cash equivalents held in trust account - restricted	68,055,252	68,217,585
Prepaid expenses	19,125	111,375
Total current assets	68,112,090	68,388,387
Office equipment, net	2,871	2,349
Deferred income taxes	--	131,827
Deferred acquisition costs	783,663	1,547,742
Other assets	814,547	1,007,837
Total assets	$69,713,171	$71,078,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,224	$660,366
Accrued liabilities, including accrued interest of $20,498 in 2006 and $91,253 in 2007 on borrowings from related party	77,083	244,699
Income taxes payable	560,800	177,200
Deferred underwriting fees	1,380,000	1,380,000
Borrowings from related party	1,280,000	2,350,000
Total current liabilities	3,760,107	4,812,265
Deferred income taxes	187,800	--
Common stock subject to possible conversion,
1,724,138 shares at conversion value	13,168,200	13,338,500

Commitments	--	--

Stockholders’ equity:
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding	--	--
Common stock, $.0001 par value: 100,000,000 shares authorized;
10,500,000 shares outstanding (including 1,724,138 shares subject to possible conversion)	1,050	1,050
Additional paid-in capital	51,708,433	51,777,233
Earnings accumulated during the development stage	887,581	1,149,094
Total stockholders’ equity	52,597,064	52,927,377
Total liabilities and stockholders’ equity	$69,713,171	$71,078,142

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	October 14, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Six Months Ended June 30, 2007	October 14, 2005 (inception) to June 30, 2007
		(as restated)	(as restated)	(as restated)
General and administrative expenses	$3,509	$387,815	$795,989	$1,187,313

Operating loss	(3,509)	(387,815)	(795,989)	(1,187,313)

Other:
Interest income	--	1,888,503	1,312,169	3,200,672
Interest expense	--	(20,498)	(72,398)	(92,896)
Other, net	--	--	(7,469)	(7,469)

Income (loss) before provision for income taxes	(3,509)	1,480,190	436,313	1,912,994

Provision for income taxes	--	589,100	174,800	763,900

Net income (loss)	$(3,509)	$891,090	$261,513	$1,149,094

Net income (loss) per share:
Basic	$(0.00)	$0.11	$0.02
Diluted	$(0.00)	$0.09	$0.02

Weighted average shares outstanding
Basic	1,875,000	8,151,369	10,500,000
Diluted	1,875,000	9,636,545	12,704,299

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Earnings Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance at October 14, 2005 (inception)	--	$--	$--	$--	$--

Sale of common stock to initial stockholder on October 14, 2005	1,875,000	188	249,812	--	250,000

Net loss	--	--	--	(3,509)	(3,509)

Balance at December 31, 2005	1,875,000	188	249,812	(3,509)	246,491

Sale of warrants on April 10, 2006	--	--	700,000	--	700,000

Sale of 7,500,000 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses on April 10, 2006	7,500,000	750	55,254,754	--	55,255,504
Sale of 1,125,000 units for over-allotment on April 13, 2006	1,125,000	112	8,319,667	--	8,319,779

Proceeds subject to possible conversion of 1,724,138 shares	--	--	(12,857,800)	--	(12,857,800)

Share-based compensation	--	--	42,000	--	42,000

Net income (as restated)	--	--	--	891,090	891,090

Balance at December 31, 2006	10,500,000	1,050	51,708,433	887,581	52,597,064

Share-based compensation	--	--	68,800	--	68,800

Net income (as restated)	--	--	--	261,513	261,513

Balance at June 30, 2007	10,500,000	$1,050	$51,777,233	$1,149,094	$52,927,377

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 14, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Six Months Ended June 30, 2007	October 14, 2005 (inception) to June 30, 2007
Cash flows from operating activities
Net income (loss)	$(3,509)	$891,090	$261,513	$1,149,094
Depreciation and amortization	--	722	707	1,429
Share-based compensation expense	--	42,000	68,800	110,800
Deferred income taxes	--	187,800	(319,627)	(131,827)
Changes in operating assets and liabilities:
Prepaid expenses	--	(19,125)	(92,250)	(111,375)
Other assets	(71,116)	200,493	--	(3,688)
Accounts payable and accrued liabilities	--	406,242	365,758	905,065
Income taxes payable	--	560,800	(383,600)	177,200
Interest deferred for common stock subject to possible conversion, net of income tax effect	--	310,400	170,300	480,700
Net cash provided (used) by operating activities	(74,625)	2,580,422	71,601	2,577,398

Cash flows from investing activities:
Deposit related to proposed acquisition	--	(811,320)	(193,475)	(1,004,795)
Acquisition costs	--	(783,663)	(764,079)	(1,547,742)
Purchases of office equipment	--	(3,132)	--	(3,132)
Cash equivalents held in trust account	--	(68,055,252)	(162,333)	(68,217,585)
Net cash used by investing activities	--	(69,653,367)	(1,119,887)	(70,773,254)

Cash flows from financing activities:
Borrowings from revolving line of credit with related party	--	1,280,000	1,070,000	2,350,000
Proceeds from sale of units, net	--	64,955,283	--	64,955,283
Proceeds from private placement	--	700,000	--	700,000
Proceeds from sale of common stock to initial stockholder	250,000	--	--	250,000
Net cash provided by financing activities	250,000	66,935,283	1,070,000	68,255,283

Net increase (decrease) in cash	175,375	(137,662)	21,714	59,427

Cash at beginning of period	--	175,375	37,713	-
Cash at end of period	$175,375	$37,713	$59,427	$59,427
Non-cash financing activity:
Accrued deferred underwriting fees	--	$1,380,000	$1,380,000	$1,380,000
Accrued deferred offering costs	$133,065	--	--	--

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

At a special meeting of our board of directors held on September 11, 2007, the board of directors determined to change the Company’s fiscal year to June 30 from December 31, conditioned upon the completion of the acquisition of RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”). See Note 9. As a result, the consolidated financial statements include the presentation of the transition period for the six months ended June 30, 2007.

 Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Restatement for Change in Accounting Method

The Company had been expensing the costs related to the acquisition of Royal Wolf as it had previously considered treating this business combination as a reverse acquisition, whereby the Company was to be the acquired entity. However, it has been determined that the Company should be the accounting acquirer and that the preferable accounting treatment is the purchase method of accounting in accordance with Statement of Financial Standards (“SFAS”) No. 141, Business Combinations. Under this method of accounting, Royal Wolf’s assets and liabilities will be recorded at their respective fair values as of the closing date of the acquisition (including any identifiable intangible assets). Any excess of the purchase price over the net fair values of Royal Wolf’s assets and liabilities will be recorded as goodwill. The consolidated financial statements subsequent to the closing of the acquisition will reflect these values and the results of operations of Royal Wolf will be included in the Company’s results of operations beginning upon the completion of the acquisition. As a result of this change in the accounting for the acquisition with Royal Wolf, the Company has retrospectively applied the capitalization of the costs incurred relating primarily to the acquisition of Royal Wolf to the accompanying consolidated financial statements for all the periods presented. The effect of this retrospective application from previously issued consolidated financial statements was to reduce the operating loss and increase income before provision for income taxes by $783,663, $761,395 and $1,545,058; and to increase net income by $434,263, $476,995 and $911,258 for the year ended December 31, 2006, for the six months ended June 30, 2007 and for the period from inception (October 14, 2005) to June 30, 2007, respectively.

 Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, GFN U.S. Australasia Holdings, Inc. (“GFN U.S.”), GFN Australasia Finance Pty Limited (“GFN Finance”) and GFN Australasia Holdings Pty Limited. All significant intercompany accounts and transactions have been eliminated.

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

Deferred Underwriting Fees

Deferred underwriting fees of up to $1,380,000 accrued in connection with the IPO will be payable when the Company effects its initial business combination (see Notes 3 and 9).

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion is convertible into cash in an amount not to exceed approximately 20% of the funds held in the trust account after subtracting deferred underwriting fees and the estimated tax liability associated with interest income earned on the funds held in trust (see Notes 3 and 9).

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

Accounting for Stock Options

For the issuances of stock options, the Company follows the fair value provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“No. 123R”). SFAS No. 123R replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. Accordingly, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of December 31, 2006 and June 30, 2007, a deferred tax liability  of $187,800 and a deferred tax asset of $131,827 , respectively, have been recorded. The asset relates to certain expenses reported in these financial statements that must be capitalized and amortized for income tax reporting purposes. As of June 30, 2007, management believes it is more likely than not that this asset will be realized and that no valuation reserve is required.

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

	October 14, 2005 (inception) to December 31, 2005	Year Ended December 31, 2006	Six Months Ended June 30, 2007
Basic	1,875,000	8,151,369	10,500,000
Assumed exercise of warrants	—	1,481,590	2,188,003
Assumed exercise of stock options	—	3,586	16,296
Diluted	1,875,000	9,636,545	12,704,299

Valuation of Financial Instruments

The carrying value of the Company's financial instruments, which include cash and cash equivalents, accounts payable, and a revolving line of credit, approximate fair value due to current market conditions, maturity dates and other factors.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115., which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

 Note 3.  Initial Public Offering

On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 (“Warrants”). The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. Stockholders holding the shares issued in connection with the IPO are referred to as “Public Stockholders”.

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

The funds in the Trust Account were distributed upon the consummation of the business combination with Royal Wolf in September 2007(see Note 9). Prior to the distribution, the funds in the Trust Account were invested in government securities and certain money market funds.

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

Note 5.  Limited Recourse Revolving Line of Credit

The Company had an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and the chief executive officer of the Company, pursuant to which the Company could borrow up to $3,000,000 outstanding at one time. The line of credit terminated upon the completion of the acquisition of Royal Wolf subsequent to June 30, 2007 (see Note 9).

The line of credit bore interest at 8% per annum. As of December 31, 2006 and June 30, 2007, $1,280,000 and $2,350,000, respectively, were outstanding under the line of credit.

Note 6.  Related Party Transactions

For the period from October 14, 2005 (inception) to December 31, 2005, Ronald F. Valenta paid for deferred offering costs and other assets on behalf of the Company totaling $13,688. The amount was paid in full to Mr. Valenta in December 2005.

The Company had a limited recourse revolving line of credit agreement with Mr. Valenta (see Note 5). Through June 30, 2007, interest expense of $91,253 has been accrued but not paid.

The Company utilizes certain administrative, technology and secretarial services from affiliates of officers; as well as certain limited office space provided by an affiliate of Mr. Valenta. Until the consummation of the Business Combination by the Company, the affiliates had agreed to make such services available to the Company free of charge, as may be required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Management does not believe the value of these services were significant.

Note 7.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 8.  2006 Stock Option Plan

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which was approved by stockholders on June 14, 2007. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 1,500,000 shares of its common stock pursuant to options to be granted under the 2006 Plan. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of the Company's common stock on the date of grant of the option. Unless terminated earlier, the 2006 Plan will automatically terminate June 30, 2016.

On September 11, 2006, the Company granted to an executive officer options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company's common stock as of that date, or $7.30, with a vesting period of five years. Stock-based compensation expense of $110,800 related to these options was recognized in the statements of operations through June 30, 2007; with a corresponding benefit to additional paid-in capital. As of June 30, 2007, there remains $577,400 of unrecognized compensation expense that will be charged into the statement of income on a straight-line basis over the remaining vesting period. Also, as of June 30, 2007, none of these options are exercisable.

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

Note 9.  Acquisition of Royal Wolf

On September 13, 2007, we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized in connection with payments made upon completion of the acquisition, the purchase price for RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., containing 13.8% of the outstanding capital stock of GFN U.S. following the issuance. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock on GFN U.S., which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares who voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid our IPO underwriters as deferred underwriting fees.

On September 14, 2007, subsequent to the completion of acquisition of RWA, the Company repaid the outstanding balance and terminated the unsecured limited recourse revolving line of credit with Ronald F. Valenta. Total principal and interest paid totaled $2,586,848.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
RWA Holdings Pty Limited and Subsidiaries

We have audited the accompanying consolidated balance sheets of RWA Holdings Pty Limited and Subsidiaries (collectively “the Company”) as of June 30, 2007 and 2006, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended June 30, 2007 and 2006, for the six months ended June 30, 2005, and for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RWA Holdings Pty Limited and Subsidiaries as of June 30, 2007 and 2006, and the consolidated results of their operations and cash flows for the years ended June 30, 2007 and 2006, the six months ended June 30, 2005, and the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

Grobstein, Horwath & Company LLP

Sherman Oaks, California
October XX, 2007

     RWA Holdings Pty Limited Financial Report

Consolidated Balance Sheets

	At
	June 30,
	2007	2006
	(-000-)
Assets
Cash and cash equivalents	$886	$567
Trade and other receivables, net of allowance for doubtful accounts of $237 and $129 at June 30, 2007 and 2006, respectively	13,322	7,451
Inventories	5,472	5,460
Total current assets	19,680	13,478

Lease receivables	1,364	566
Property, plant and equipment	2,737	2,614
Container for hire fleet	40,928	27,773
Intangible assets	4,079	3,472
Total non-current assets	49,108	34,425

Total assets	$68,788	$47,903

Liabilities
Trade and other payables	$8,641	$9,133
Interest-bearing loans and borrowings	10,359	6,526
Income tax payable	245	—
Employee benefits	1,614	702
Provisions	—	219
Total current liabilities	20,859	16,580

Non-current liabilities
Interest bearing loans and borrowings	33,811	27,155
Deferred tax liabilities	881	415
Employee benefits	171	529
Provisions	26	206
Total non-current liabilities	34,889	28,305

Commitments and contingencies (Note 18)	—	—

Equity
Issued capital	12,187	3,441
Retained earnings/(accumulated losses)	(9)	(321)
Accumulated other comprehensive income (loss)	862	(102)
	13,040	3,018
Total liabilities and shareholders’ equity	$68,788	$47,903

The consolidated balance sheets are to be read in conjunction with the notes to the consolidated financial statements.

    RWA Holdings Pty Limited Financial Report

Consolidated Statements of Operations

			Six Months
	Year Ended		Ended	Year Ended
	June 30,			December 31,
	2007	2006	2005	2004
	(-000-)
Revenue

Sale and modification of containers	$52,929	$34,473	$13,563	$26,141
Hire of containers	21,483	15,921	7,224	12,351
Total revenue	74,412	50,394	20,787	38,492

Other income	25	26	14	23
Changes in inventories of finished goods and WIP	758	(2,599)	(1,497)	1,283
Purchases of finished goods and consumables used	(47,185)	(30,088)	(11,360)	(25,385)
Employee benefits expense	(12,678)	(7,631)	(3,721)	(5,616)
Depreciation and amortization expense	(2,577)	(2,668)	(1,480)	(2,504)
Other operating expenses	(8,083)	(5,022)	(2,183)	(3,367)

Results from operating activities	4,672	2,412	560	2,926

Financial income	508	413	332	87
Financial expenses	(4,378)	(3,039)	(1,127)	(2,397)
Net financing costs	(3,870)	(2,626)	(795)	(2,310)

Other, net	—	—	133	68

Income(loss) before tax	802	(214)	(102)	684

Income tax expense	490	214	75	400
Net income(loss)	$312	$(428)	$(177)	$284

The consolidated statements of operations are to be read in conjunction with the notes to the consolidated financial statements.

     RWA Holdings Pty Limited Financial Report

Consolidated Statement of Changes in Shareholders’ Equity

	Share capital (Note 15)	Retained earnings/ (Accumulated losses)	Accumulated other comprehensive income (loss)	Total equity
	(-000-)
Balance at January 1, 2004	$2,762	$—	$—	$2,762
Net income	—	284	—	284
Cumulative translation adjustment	—	—	119	119
Total comprehensive income (loss)	—	284	119	403
Balance at December 31, 2004	2,762	284	119	3,165

Issuance of capital	679	—	—	679
Net loss	—	(177)	—	(177)
Cumulative translation adjustment	—	—	(81)	(81)
Total comprehensive income (loss)	—	(177)	(81)	(258)
Balance at June 30, 2005	3,441	107	38	3,586

Net loss	—	(428)	—	(428)
Cumulative translation adjustment	—	—	(140)	(140)
Total comprehensive income (loss)	—	(428)	(140)	(568)
Balance at June 30, 2006	3,441	(321)	(102)	3,018

Issuance of capital	8,746	—	—	8,746
Net income	—	312	—	312
Cumulative translation adjustment	—	—	964	964
Total comprehensive income (loss)	—	312	964	1,276
Balance at June 30, 2007	$12,187	$(9)	$862	$13,040

The consolidated statement of changes in shareholders’ equity is to be read in conjunction with the notes to the consolidated financial statements.

     RWA Holdings Pty Limited Financial Report

Consolidated Statements of Cash Flows

	Year Ended		Six Months Ended	Year Ended
	June 30,			December 31,
	2007	2006	2005	2004
	(-000-)
Cash flows from operating activities (Note 20)
Cash receipts from customers	$75,502	$53,376	$22,616	$41,518
Cash paid to suppliers and employees	(62,796)	(41,204)	(19,597)	(36,550)
	12,706	12,172	3,019	4,968
Interest (paid)/received, net	(3,799)	(2,118)	(902)	(1,182)
Income taxes received/(paid)	49	-	(587)	576
Net cash from operating activities	8,956	10,054	1,530	4,362

Cash flows from investing activities
Proceeds from sale of property, plant and equipment	101	52	19	55
Acquisition of subsidiary, net of cash acquired	(303)	(4,855)	—	—
Acquisition of property, plant and equipment	(845)	(837)	(1,498)	(924)
Acquisition of container hire fleet	(20,350)	(13,178)	(5,975)	(8,848)
Acquisition of intangible assets	(66)	(144)	(19)	(52)
Payment of deferred purchase consideration	(451)	-	(2,707)	—
Net cash used by investing activities	(21,914)	(18,962)	(10,180)	(9,769)

Cash flows from financing activities
Proceeds from capital lease and other liabilities	434	—	—	—
Payment of capital lease and other liabilities	(1,152)	(565)	(298)	(1,408)
Proceeds from borrowings	16,050	20,088	10,045	14,901
Repayment of borrowings	(10,689)	(10,557)	(1,241)	(9,402)
Proceeds from issuance of capital	8,746	—	679	—
Net cash from financing activities	13,389	8,966	9,185	4,091

Net increase / (decrease) in cash and cash equivalents	431	58	535	(1,316)
Cash and cash equivalents at beginning of period	567	530	2	1,340
Translation adjustment	(112)	(21)	(7)	(22)
Cash and cash equivalents at end of period	$886	$567	$530	$2

The statements of cash flows are to be read in conjunction with the notes to the consolidated financial statements.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

1. Significant accounting policies

(a) General

RWA Holdings Pty Limited is a company organized under the laws of Australia and a holding  company for Royal Wolf Trading Australia Pty Limited, its wholly-owned principal operating  subsidiary acquired in December 2003, and its only other wholly-owned subsidiary, Hi-Tech Pty  Limited, which is  engaged in substantially  the same business and activities as Royal Wolf Trading  Australia Pty Limited (collectively “the Company”). The Company leases and sells portable  storage containers, portable container buildings and freight containers in Australia.

The consolidated financial statements include the accounts of the Company and its wholly-subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b) Basis of preparation

The consolidated financial statements (also referred to as the “financial report”) have been prepared on the accrual basis of accounting in accordance with  accounting principles generally  accepted in the United States. The financial report is prepared on the  historical cost basis except that the following assets and liabilities are stated at their fair value:  derivative financial instruments, financial instruments held for trading, and financial instruments  classified as available-for-sale.

The Company’s functional currency is the Australian dollar. All adjustments resulting from the translation of the accompanying consolidated financial statements from the functional currency into the United States (“U.S.”) dollar reporting currency are recorded as a component of shareholders' equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the period. At June 30, 2007 and 2006, the Australian dollar to the U.S. dollar exchange rate was $0.84880 and $0.73010, respectively. The average exchange rates used to translate the Company’s results of operations for the years ended June 30, 2007 and 2006, for the six months ended June 30, 2005 and for the year ended December 31, 2004 were $0.78592 , $0.74783, $0.77350 and $0.73713, respectively.

The preparation of a financial report requires management to make judgements, estimates and assumptions that affect the application of policies and reported amounts of assets and liabilities, income and expenses. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgements about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. These accounting policies have been consistently applied.

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period; or in the period of the revision and future periods if the revision affects both current and future periods.

Judgements made by management that have a significant effect on the financial report and estimates with a significant risk of material adjustment in the next year are discussed in accounting policy (t).

The accounting policies set out below have been applied consistently to all periods presented in the consolidated financial report.

(c) Foreign currency transactions

Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to Australian dollars at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to Australian dollars at foreign exchange rates prevailing at the dates the fair value was determined.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

(d) Derivative financial instruments

The Company may use derivative financial instruments to hedge its exposure to foreign exchange and interest rate risks arising from operating, financing and investing activities. In accordance with its treasury policy, the Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments.

Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognized immediately in the statement of operations (see also Note 16).

(e) Property, plant and equipment

(i) Owned assets

Property, plant and equipment are stated at cost, less accumulated depreciation (see below) and impairment losses (see accounting policy (k)). The cost of self-constructed assets includes the cost of materials, direct labor, the initial estimate, where relevant, of the costs of dismantling and removing the items and restoring the site on which they are located, and an appropriate proportion of production overheads, where applicable.

Where parts of an item of property, plant and equipment have different useful lives, they are accounted for as separate items of property, plant and equipment.

(ii) Subsequent costs

The Company recognizes in the carrying amount of an item of property, plant and equipment the cost of replacing part of such an item when the cost is incurred if it is probable that the future economic benefits embodied within the item will flow to the Company and the cost of the item can be measured reliably. All other costs are recognized in the statement of operations as an expense as incurred.

(iii) Leased assets

Leases under which the substantially all the risks and benefits incidental to ownership of the leased item are assumed by the Company are classified as capital leases. Other leases are classified as operating leases.

Capital leases

A lease asset and a lease liability equal to the present value of the minimum lease payments, or the fair value of the leased item, whichever is the lower, are capitalized and recorded at the inception of the lease. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly against income. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Operating leases

Payments made under operating leases are expensed on a straight-line basis over the term of the lease, except where an alternative basis is more representative of the pattern of benefits to be derived from the leased property. Where leases have fixed rate increases, these increases are accrued and amortized over the entire lease period, yielding a constant periodic expense for the entire term of the lease.

(iv) Depreciation

Depreciation is charged to the statement of operations on a straight line basis over the estimated useful lives of each part of an item of property, plant and equipment.

The residual value, the useful life and the depreciation method applied to an asset are reassessed at least annually.

The estimated useful lives in the current and comparative periods are as follows:

	2007	2004 - 2006
Property, plant and equipment

Plant and equipment	3 - 10 years	3 - 10 years
Motor vehicles	3 - 10 years	3 - 10 years
Furniture and fittings	5 - 10 years	5 - 10 years

Container hire fleet

Containers for hire	10-20 years (10-70% residual)	10-25 years (20% residual)
Leased containers for hire (used)	10-20 years (10-70% residual)	10-25 years (20% residual)
Leased containers for hire (new)	10-20 years (10-70% residual)	10-30 years (20-30% residual)

(f) Container hire fleet

The Company has a container hire fleet primarily consisting of refurbished, modified and manufactured shipping containers that are held long term and leased to customers under operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the respective unit’s estimated useful life, after the date the unit is put in service, and are depreciated down to their estimated residual values. For depreciation rates, estimated useful lives and residual values, see above. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.

Costs incurred on hire fleet containers subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance of the asset will flow to the Company in future years, otherwise, they are expensed as incurred.

Containers in the hire fleet are available for sale, and are transferred to inventory prior to sale. Cost of sales of the hire fleet container is recognized at the carrying amount at the date of disposal.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

(g) Intangible assets

(i) Goodwill

All business combinations are accounted for by applying the purchase method. Goodwill represents the difference between the cost of the acquisition and the fair value of the net identifiable assets acquired.

Goodwill is stated at cost less any accumulated impairment losses. Goodwill is allocated to cash-generating units and not amortized but is tested annually for impairment (see accounting policy (k)).

(ii)  Other intangible assets

Other intangible assets that are acquired by the Company are stated at cost less accumulated amortization (see below) and impairment losses (see accounting policy (k)).

Research and development costs are expensed as incurred.

(iii) Subsequent expenditure

Subsequent expenditures on capitalized intangible assets are capitalized only when it increases the future economic benefits embodied in the specific asset to which it relates. All other expenditures are expensed as incurred.

(iv)  Amortization

Amortization is charged to the statement of operations on the straight-line basis over the estimated useful lives of intangible assets unless such lives are indefinite. Goodwill and intangible assets with an indefinite useful life are systematically tested for impairment at each balance sheet date. Other intangible assets are amortized from the date they are available for use.

The estimated useful lives in the current and comparative periods are as follows:
• Goodwill / trademark - indefinite
• Software - 3 years

(h) Trade and other receivables

Trade and other receivables are stated at cost, less a specific allowance for doubtful accounts (see accounting policy (k)(i)), which approximates fair value.

(i) Inventories

Inventories are stated at the lower of cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value.

Costs are assigned to individual items of stock on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

(j) Cash and cash equivalents

Cash and cash equivalents consist of cash balances and short term deposits (maturities of 90 days or less).

(k) Impairment

The carrying amounts of the Company’s assets, other than inventories (see accounting policy (i)) and deferred tax assets (see accounting policy (r)), are reviewed at each balance sheet date to determine whether there is any indication of impairment. If any such indication exists, the asset’s recoverable amount is estimated.

For goodwill, assets that have an indefinite useful life and intangible assets that are not yet available for use, the recoverable amount is estimated at each balance sheet date.

An impairment loss is recognized whenever the carrying amount of an asset or its cash generating unit exceeds its recoverable amount. Impairment losses are recognized in the statement of operations.

Impairment losses recognized in respect of cash-generating units are allocated first to reduce the carrying amount of any goodwill allocated to cash-generating units and then to reduce the carrying amount of the other assets in the unit on a pro rata basis.

(i) Calculation of recoverable amount

The recoverable amount of the Company’s receivables carried at cost is calculated as the present value of estimated future cash flows, discounted at the original effective interest rate (i.e. the effective interest rate compounded at initial recognition of these financial assets). Receivables with a short duration are not discounted. Net allowance for doubtful accounts provided and uncollectible accounts written off were $229,000, $149,000, $50,000, $8,000 and $149,000, $93,000, $37,000, $41,000 for the years ended June 30, 2007 and 2006, for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively.

Impairment or allowance for doubtful accounts of receivables is not recognized until objective evidence is available that impairment has occurred. Receivables are individually assessed for impairment.

The recoverable amount of the Company’s other assets is the greater of their fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. For an asset that does not generate largely independent cash inflows, the recoverable amount is determined for the cash-generating unit to which the asset belongs.

(ii) Impairment losses

Impairment losses recorded are considered part of the asset's carrying amount and are never reversed even if there is an indication that the impairment loss may no longer be required.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

(l) Interest-bearing borrowings

Interest-bearing borrowings are recognized initially at cost. Subsequent to initial recognition, interest-bearing borrowings are stated at amortized cost with any difference between cost and redemption value being recognized in the statement of operations over the period of the borrowings on an effective interest basis.

(m) Employee benefits

(i) Defined contribution pension plan

Obligations for contributions to a defined contribution pernsion plan are recognized as an expense in the statement of operations as incurred.

(ii) Long-term service benefits

The Company’s net obligation in respect of long-term service benefits is the amount of future benefit that employees have earned in return for their service in the current and prior periods. The obligation is calculated using expected future increases in wage and salary rates including related costs and expected settlement dates, and is discounted using the rates attached to the Commonwealth Government bonds at the balance sheet date which have maturity dates approximating to the terms of the Company’s obligations.

(iii) Wages, salaries and annual leave

Liabilities for employee benefits for wages, salaries and annual leave that are expected to be settled within 12 months of the reporting date represent present obligations resulting from employees’ services provided to reporting date, are calculated at undiscounted amounts based on remuneration wage and salary rates that the Company expects to pay as at reporting date including related payroll costs, such as workers compensation insurance and payroll tax.

(iv) Share-based payment transactions

The Company had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months’ service at the grant date. During the year ended June 30, 2007, $2,930,000 was paid to the employees relating to the ESOP with a remaining $759,000 being paid in July 2007.

(n) Provisions

A provision is recognized in the balance sheet when the Company has a present legal or constructive obligation as a result of a past event, and it is probable that an outflow of economic benefits will be required to settle the obligation. Provisions are determined by discounting the expected future cash flows at a pre-tax rate that reflects current market assessments of the time value of money and, where appropriate, the risks specific to the liability.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

(o) Trade and other payables

Trade payables are non-interest bearing and are normally settled within 60 day terms.

(p) Revenue

Revenue is generally realized or realizable and earned when all of the following criteria have been met:

•	persuasive evidence of an arrangement exists;

•	delivery has occurred;

•	the seller’s price to the customer is fixed or determinable; and

•	collectability is reasonable assured.

Sale and modification of containers

Revenue from the sale and modification of containers is fixed based on invoiced amounts and is recognized in the statement of operations (net of returns, discounts and allowances) when the significant risks and rewards of ownership have been transferred to the buyer and can be measured reliably. Risks and rewards are considered passed to the buyer at the time the goods are delivered to or retrieved by the customer. This is also at which point the invoice is raised and the customer has accepted the goods. No revenue is recognized if there are significant uncertainties regarding recovery of the consideration due, the cost incurred or to be incurred cannot be measured reliability, there is a risk of return of goods or there is continuing management involvement with the goods.

Hire of containers

Revenue from hire of containers is recognised in the period earned and is fixed based on the term prescribed in the lease hire agreement. No revenue is recognized if there is a significant uncertainty regarding recovery of the consideration due, the cost incurred or to be incurred cannot be measured reliably, there is a risk of return of goods or there is continuing management involvement with the goods.

Unearned revenue arises when transport charges for the return retrieval of a hired container or containers is billed in advance, while the actual retrieval has not yet occurred as the container is still on hire. The amount of unearned revenue at June 30, 2007 and 2006 was $1,495,000 and $413,000, respectively, and is included in trade and other payables.

(q) Net financing costs

Net financing costs consist of interest payable on borrowings calculated using the effective interest method, interest receivable on funds invested, dividend income, foreign exchange gains and losses, and gains and losses on hedging instruments that are recognized in the statement of operations (see accounting policy (d)). Borrowing costs are expensed as incurred and included in net financing costs.

Interest income is recognized in the statement of operations as it accrues, using the effective interest method. Dividend income is recognized in the statement of operations on the date the Company’s right to receive payments is established. The interest expense component of finance lease payments is recognised in the statement of operations using the effective interest method.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

(r) Income tax

Income tax on the profit or loss for the year consists of current and deferred tax. Income tax is recognized in the statement of operations.

Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the balance sheet date, and any adjustment to tax payable in respect of previous years.

Deferred tax is provided using the liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amount of assets and liabilities, using tax rates enacted or substantively enacted at the balance sheet date.

A deferred tax asset is recognised only to the extent that it is probable that future taxable profits will be available against which the asset can be utilized. Deferred tax assets are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

Additional income taxes that arise from the distribution of dividends are recognised at the same time as the liability to pay the related dividend.

(s) Goods and services tax

Revenue, expenses and assets are recognised net of the amount of goods and services tax (GST), except where the amount of GST incurred is not recoverable from the Australian Tax Office (ATO). In these circumstances the GST is recognised as part of the cost of acquisition of the asset or as part of the expense.

Receivables and payables are stated with the amount of GST included. The net amount of GST recoverable from, or payable to, the ATO is included as a current asset or liability in the balance sheet.

Cash flows are included in the statement of cash flows on a gross basis. The GST components of cash flows arising from investing and financing activities that are recoverable from, or payable to, the ATO are classified as operating cash flows.

(t) Accounting estimates and judgments

The estimates and judgments that have a significant risk of causing a material adjustment to the carrying amounts of assets and liabilities within the next financial year are discussed below.

Revision of accounting estimates - Container for hire depreciation

The preparation of the financial report requires the making of estimations and assumptions that affect the recognized amounts of assets, liabilities, revenues and expenses and the disclosure of contingent liabilities. The estimates and associated assumptions are based on historical experience and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis of making the judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

The estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which the estimate is revised if the revision affects only that period; or in the period of the revision and future periods if the revision affects both current and future periods.

At the beginning of the 2007 fiscal year, the Company revised upwards the useful life of containers for hire as outlined in accounting policy (e)(iv). The financial impact of the revision results in depreciation expense for the year ended June 30, 2007 being $969,000 less than what it would have been if the previous useful life estimate had been applied. The financial impact of the revision in future periods is not disclosed as the effect cannot be reliably estimated at this point in time due to uncertainty over the timing of sale of existing containers and purchase of new containers.

Key sources of estimation uncertainty

Note 1(k) contains information about the assumptions and their risk factors relating to goodwill impairment. In Note 16, detailed analyses are given of the foreign exchange exposure of the Company and risks in relation to foreign exchange movements.

Impairment of goodwill and intangibles with indefinite useful lives

The Company assesses whether goodwill and intangibles with indefinite useful lives are impaired at least annually in accordance with the accounting policy in (k) and in Note 9. These calculations involve an estimation of the recoverable amount of the cash-generating units to which the goodwill and intangibles with indefinite useful lives are allocated.

2. Segment information

The Company operates predominantly in one segment, being the sale and leasing of freight containers and container based storage and accommodation products and within one geographical segment, being Australia.

3. Net financing costs

			Six Months
	Year Ended		Ended	Year Ended
	June 30,			December 31,
	2007	2006	2005	2004
	(-000-)

Interest income	$239	$156	$80	$87
Net gain on remeasurement of interest rate swap at fair value through statement of operations	174	219	—	—
Net foreign exchange gain	95	38	252	—
Financial income	$508	$413	$332	$87

Interest expense	$4,378	$3,017	$1,002	$2,110
Net foreign exchange loss	—	—	—	287
Net loss on remeasurement of forward exchange contracts at fair value through statement of operations	—	22	—	—
Net loss on remeasurement of interest rate swap at fair value through statement of operations	—	—	125	—
Financial expenses	4,378	3,039	1,127	2,397
Net financing costs	$3,870	$2,626	$795	$2,310

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

4. Income tax expense

			Six Months
	Year Ended		Ended	Year Ended
	June 30,			December 31,
	2007	2006	2005	2004
	(-000-)
Recognized in the income statement
Current tax (benefit) / expense
Current year	$13	$—	$(23)	$(3)
Adjustments for prior years	(4)	—	—	—
	9	—	(23)	(3)

Deferred tax expense
Origination and reversal of temporary differences	481	214	98	403
	481	214	98	403

Total income tax (benefit)/expense in income statement	$490	$214	$75	$400

			Six Months
	Year Ended		Ended	Year Ended
	June 30,			December 31,
	2007	2006	2005	2004
	(-000-)
Numerical reconciliation between tax expense and pre-tax net profit

Profit / (loss) before tax	$802	$(214)	$(102)	$684

Income tax using the domestic corporation tax rate of 30%	241	(64)	(31)	205

Increase in income tax expense due to:
Goodwill write off arising from benefit from deferred tax assets not recognized at date of previous business combinations	—	80	—	—
Non-deductible expenses	253	198	106	195
Decrease in income tax expense due to:
Under / (over) provided in prior years	(4)	—	—	—

Income tax (benefit) / expense on pre-tax net profit	$490	$214	$75	$400

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Deferred tax assets and liabilities

Recognised deferred tax assets and liabilities

Deferred tax assets and liabilities are attributable to the following:

	Assets		Liabilities		Net
	2007	2006	2007	2006	2007	2006
	(-000-)

Property, plant and equipment	$—	$—	$(1,902)	$(1,338)	$(1,902)	$(1,338)
Interest bearing loans and borrowings	71	91	—	—	71	91
Employee benefits	164	269	—	—	164	269
Other items	786	114	—	(87)	786	27
Tax value of loss carry-forwards	—	536	—	—	—	536
Tax assets / (liabilities)	$1,021	$1,010	$(1,902)	$(1,425)	$(881)	$(415)

5. Trade and other receivables

	At June 30,
	2007	2006
	(-000-)
Current
Trade receivables	$12,189	$6,788
Less: allowances	(237)	(129)
	11,952	6,659

Lease receivable	479	245
Fair value of derivatives	300	96
Other receivables and prepayments	591	451
	$13,322	$7,451

6. Inventories

	At June 30,
	2007	2006
	(-000-)

Finished goods	$4,113	$5,081
Work in progress	1,359	379
	$5,472	$5,460

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

7. Property, plant and equipment
Plant and equipment, fixtures and fittings
(-000-)
Cost
Balance at January 1, 2004	$866
Acquisitions	924
Disposals	(51)
Translation adjustment	83
Balance at December 31, 2004	1,822
Acquisitions	1,498
Disposals	(27)
Translation adjustment	(64)
Balance at June 30, 2005	3,229
Acquisitions	837
Acquisitions through business combinations	230
Disposals	(82)
Translation adjustment	(159)
Balance at June 30, 2006	4,055
Acquisitions	845
Disposals	(237)
Translation adjustment	707
Balance at 30 June 2007	$5,370
Depreciation and impairment losses
Balance at January 1, 2004	$—
Depreciation charge for the period	(411)
Disposals	24
Translation adjustment	(22)
Balance at December 31, 2004	(409)
Depreciation charge for the period	(337)
Disposals	22
Translation adjustment	14
Balance at June 30, 2005	(710)
Depreciation charge for the period	(830)
Disposals	51
Translation adjustment	48
Balance at June 30, 2006	(1,441)
Depreciation charge for the period	(1,020)
Disposals	133
Translation adjustment	(305)
Balance at June 30, 2007	$(2,633)

8. Container for hire fleet

Container Hire Fleet
(-000-)
Cost
Balance at January 1, 2004	$13,128
Acquisitions	8,848
Transfers to inventory	(4,016)
Translation adjustment	767
Balance at December 31, 2004	18,727
Acquisitions	5,975
Transfers to inventory	(2,959)
Translation adjustment	(479)
Balance at June 30, 2005	21,264
Acquisitions	13,178
Acquisitions through business combinations	5,107
Transfers to inventory	(8,478)
Translation adjustment	(1,123)
Balance at June 30, 2006	29,948
Acquisitions	20,350
Acquisitions through business combinations	299
Transfers to inventory	(12,601)
Translation adjustment	5,513
Balance June 30, 2007	$43,509

Depreciation and impairment losses
Balance at January 1, 2004	$—
Depreciation charge for the period	(1,775)
Transfers to inventory	626
Translation adjustment	(67)
Balance at December 31, 2004	(1,216)
Depreciation charge for the period	(984)
Transfers to inventory	545
Translation adjustment	35
Balance at June 30, 2005	(1,620)
Depreciation charge for the period	(1,475)
Transfers to inventory	837
Translation adjustment	83
Balance at June 30, 2006	(2,175)
Depreciation charge for the period	(1,514)
Transfers to inventory	1,467
Translation adjustment	(359)
Balance at June 30, 2007	$(2,581)

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

9. Intangible assets

	Software	Goodwill	Trademarks	Other	Total
	(-000-)
Cost
Balance at January 1, 2004	$710	$437	$300	$—	$1,447
Acquisitions through business combinations	—	2,580	—	—	2,580
Other acquisitions	52	—	—	—	52
Translation adjustment	29	167	10	—	206
Balance at December 31, 2004	791	3,184	310	—	4,285
Acquisitions	19	—	—	—	19
Translation adjustment	(18)	(74)	(7)	—	(99)
Balance at June 30, 2005	792	3,110	303	—	4,205
Acquisitions through business combinations	—	1,304	—	—	1,304
Other acquisitions	99	—	—	45	144
Translation adjustment	(35)	(158)	(12)	(2)	(207)
Balance at June 30, 2006	856	4,256	291	43	5,446
Acquisitions through business combinations	—	17	—	—	17
Other acquisitions	24	—	—	42	66
Translation adjustment	141	693	47	10	891
Balance at June 30, 2007	$1,021	$4,966	$338	$95	$6,420

Amortisation and impairment losses
Balance at January 1, 2004	$—	$—	$—	$—	$—
Amortization for the period	(318)	—	—	—	(318)
Write off on utilization of unrecognized tax assets arising from business combinations	—	(403)	—	—	(403)
Translation adjustment	(18)	(24)	—	—	(42)
Balance at December 31, 2004	(336)	(427)	—	—	(763)
Amortization for the period	(159)	—	—	—	(159)
Write off on utilization of unrecognized tax assets arising from business combinations	—	(98)	—	—	(98)
Translation adjustment	10	11	—	—	21
Balance at June 30, 2005	(485)	(514)	—	—	(999)
Amortization for the period	(347)	—	—	(16)	(363)
Write off on utilization of unrecognized tax assets arising from business combinations	-	(678)	—	—	(678)
Translation adjustment	28	38	—	—	66
Balance at June 30, 2006	(804)	(1,154)	—	(16)	(1,974)
Amortization for the period	(35)	-	—	(8)	(43)
Translation adjustment	(134)	(188)	—	(2)	(324)
Balance at June 30, 2007	$(973)	$(1,342)	$—	$(26)	$(2,341)

Intangible assets are tested for impairment where an indicator of impairment arises.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Goodwill

Goodwill acquired has been allocated to one single cash generating unit, being the consolidated entity. Goodwill is not amortized but tested for impairment annually using the value in use model. Goodwill initially arose through the purchase of Royal Wolf Trading Australia Pty Limited from Triton Containers International Limited in 2003, and through the purchases of Royal Wolf Hi-Tech Pty Limited, the business and assets of Cape Containers Pty Limited and Australian Container Network Pty Limited during the year ended June 30, 2006 and Terrigal Motors Pty Limited during the year ended June 30, 2007 (see Note 19).

The recoverable amount of the RWA Holdings Pty Limited cash-generating unit is based on a value-in-use model. That model uses cash flow projections based on actual operating results and a 5 year budget. Cash flows for a further 5-year period are extrapolated using a 5% growth rate, which is considered appropriate. A pre-tax discount rate of 12.9% has been used in discounting the projected cash flows.

Software

Software assets are capitalized at cost. This intangible asset has been assessed as having a finite useful life, and is amortized using the straight-line method over a period of 3 years (refer accounting policy (g)(iv)).

Trademarks

Trademarks are capitalized at cost and have been assessed as having an indefinite useful life and are tested for impairment at each period end.

Other

Other assets are capitalized at cost. This intangible asset has been assessed as having a finite useful life, and is amortized using the straight-line method over a period of 5 years (refer accounting policy (g)(iv)).

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

10. Trade and other payables

	At June 30,
	2007	2006
	(-000-)

Trade payables	$4,684	$7,714
Other payables	2,394	985
Unearned revenue	1,495	413
Fair value derivative	68	21
	$8,641	$9,133

11. Interest bearing loans and borrowings

This following provides information about the contractual terms of the Company’s interest-bearing loans and borrowings. See Note 16 for more information about the Company’s exposure to interest rate and foreign currency risk.

	At June 30,
	2007	2006
	(-000-)

Current liabilities
Bank overdraft and invoice financing facility	$6,217	$1,552
Current portion of bank loans	3,167	4,257
Other loans	42	53
Current portion of capital lease liabilities	933	664
	10,359	6,526

Non-current liabilities
Bank loan	22,696	13,214
Non-convertible notes	10,724	7,957
B class notes	-	4,858
Capital lease liabilities	391	1,126
	$33,811	$27,155

	At June 30,
	2007	2006
	(-000-)
Financing facilities
Bank overdraft	$866	$745
Invoice financing facility	6,366	5,476
Secured bank loans	40,969	31,366
	$48,201	$37,587

Facilities utilized at reporting date
Bank overdraft	$545	$682
Invoice financing facility	5,672	870
Secured bank loans	37,084	25,808
	$43,301	$27,360

Facilities not utilized at reporting date
Bank overdraft	$321	$63
Invoice financing facility	694	4,606
Secured bank loans	3,885	5,558
	$4,900	$10,227

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Financing arrangements

Bank overdrafts

The bank overdrafts of the Company are secured by a floating charge over the Company’s assets. Interest on bank overdrafts is charged at the prevailing market rates.

Invoice financing facility

The invoice finance facility of the Company is a facility whereby funds are made available based on a percentage of debtors outstanding net of any disallowed debts. The facility is secured by a floating charge over the debtor’s ledger. Interest is charged at the bank’s prime rate plus 1.65%.

Bank loans

The bank loans amount in current liabilities comprises the portion of the Company’s bank loan payable within one year. The non-current bank loans are payable on or before 2010 and are subject to annual review. The loans bear interest at the Australian bank bill reference rate (“BBSW”) plus 1.10% - 1.35% (2006: BBSW plus 1.10%-1.35%, 2005: BBSW plus 1.10% and 2004: BBSW plus 1.35%), payable monthly. Bank loans are secured by lease assets in the container fleet with a carrying amount of $23,763,000 (2006: $13,246,000) and are due and payable over the next five years. In the event of default, the assets revert to the bank.

Principal payments under the loans are as follows:

Year Ending
June 30,	(-000-)
2008	$3,176
2009	5,365
2010	17,331

Finance leases and hire purchase contracts

The Company’s lease liabilities are secured by the leased assets of $159,000 and $384,000 at June 30, 2007 and 2006, respectively. In the event of default, the assets revert to the lessor.

B class notes

Holders of B Class Notes are entitled to receive cumulative interest of 15% per annum on the issue price of their notes. These notes do not give their holders any voting rights at shareholders’ meetings. The B Class Notes were repaid in full on March 30, 2007.

Non-convertible notes

Holders of Non-convertible notes are entitled to receive cumulative interest of 15% per annum on the issue price of their notes. These notes do not give their holders any voting rights at shareholders’ meetings. In the event of winding up of the Company, the holders of non-convertible notes rank above all shareholders and are entitled to the proceeds of liquidation only to the extent of the face value of the notes and any accumulated interest. Subsequent to June 30, 2007, the Non-convertible notes were repaid (see Note 22).

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Capital lease liabilities of the Company are payable as follows:

	2007			2006
	Minimum lease payments	Interest	Principal	Minimum lease payments	Interest	Principal
	(-000-)

Less than one year	$1,005	$72	$933	$800	$136	$664
Between one and five years	421	30	391	1,197	71	1,126
More than five years	—	—	—	—	—	—
	$1,426	$102	$1,324	$1,997	$207	$1,790

The Company has finance leases and hire purchase contracts for various motor vehicles, and other assets. These leases have no terms of renewal or purchase options nor escalation clauses.

Under the terms of the Facility Agreement with Australia and New Zealand Banking Group Limited (“ANZ”) the Company undertakes to ensure compliance with covenants in relation to various financial ratios including consolidated interest cover; consolidated leverage ratios; and consolidated debt service cover. The Company was in compliance with its financial covenants at June 30, 2007.

Subsequent to June 30, 2007, the ANZ secured credit facility was amended (see Note 22).

12. Employee benefits

	At June 30,
	2007	2006
	(-000-)

Current
Liability for annual leave (vacation)	$656	$566
Liability for long service leave (vacation)	199	136
Cash settled share-based transactions	759	—
	$1,614	$702

Non Current
Liability for long service leave	$171	$341
Cash settled share-based transactions	—	188
	171	529

Total employee benefits	$1,785	$1,231

Defined contribution pension plan

The Company makes contributions to a defined contribution pension plan. The amount recognized as an expense was $736,000, $590,000, $248,000 and $452,000 for the years ended June 30, 2007 and 2006, for the six months ended June 30, 2005 and for the year ended December 31, 2004, respectively.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

13. Share-based payments

The Company had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months’ service at the grant date. During the year ended June 30, 2007, $2,930,000 was paid to employees relating to the plan with remaining $759,000 being paid in July 2007, of which $373,000 was provided in prior years.

14. Provisions

	Leasehold	Deferred
	Makegood	Consider-
	costs	ation	Total
	(-000-)
Balance at January 1, 2004	$—	$—	$—
Provisions made during the year	6	—	6
Balance at December 31, 2004	6	—	6
Provisions made during the year	—	—	—
Balance at June 30, 2005	6	—	6
Provisions made during the year	—	429	429
Translation adjustment	—	(10)	(10)
Balance at June 30, 2006	6	419	425
Provisions made during the year	17	—	17
Provisions used during the year	—	(451)	(451)
Unwind of discount	2	—	2
Translation adjustment	1	32	33
Balance at June 30, 2007	$26	$—	$26

Balance at June 30, 2006:
Current	$—	$219	$219
Non-current	6	200	206
	$6	$419	$425

Balance at June 30, 2007:
Current	$—	$—	$—
Non-current	26	—	26
	$26	$—	$26

Leasehold makegood costs

An obligation exists to restore leasehold sites after fit-outs at the Company’s head office location in Hornsby. The basis for accounting is set out in accounting policy (n) of the significant accounting policies in Note 1.

The expected cost for the restoration is estimated at $32,000, and is expected to occur in 2010. This amount has been discounted using Australian government bond rates with similar maturities (2007: 6.0%, 2006: 5.8%, 2005 and 2004: 5.2%).

Deferred consideration

Deferred purchase consideration consisted of consideration relating to the purchase of the business and assets of Australian Container Network Pty Limited (see Note 19), and was paid out during the year ended June 30, 2007.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

15. Capital and reserves

	At June 30,
	2007	2006
Share Capital	(-000-)

8,154,000 and 2,160,000 Ordinary (Common) Shares in 2007 and 2006, respectively	$3,441	$817
-0- and 4,322,590 A Class Shares in 2007 and 2006, respectively	—	2,624
-0- and 100 Class C Shares in 2007 and 2006, respectively	—	—
1 and -0- D Class Share in 2007 and 2006, respectively	8,746	—
	$12,187	$3,441

During the year ended June 30, 2007, one D class share was issued; which was as part of the deal in relation to sale of the Company (see Note 22). On March 30, 2007, the A Class and C Class Shares were converted into Ordinary Shares.

Terms and conditions

Ordinary Shares

Holders of Ordinary Shares rank pari passu with the A Class Shares in the declaration and payment of dividends and are entitled to one vote per share at shareholders’ meetings.

In the event of winding up of the Company, ordinary shareholders rank after all other shareholders and creditors and are fully entitled to any proceeds of liquidation.

A Class Shares

Holders of A Class Shares rank pari passu with Ordinary shares in the declaration and payment of dividends and are entitled to one vote per share at shareholders’ meetings limited to 50% of the votes to be cast by shareholders.

In the event of winding up of the Company, A Class shareholders rank above ordinary shareholders and are fully entitled to the greater of any proceeds of liquidation and an amount equal to the issue price of the A Class Shares.

C Class Shares

Holders of C Class Shares are not entitled to receive any dividends prior to conversion to ordinary shares. The C Class shares shall not entitle the holder to a vote prior to conversion to ordinary shares. The C Class shares shall not entitle the holder to any proceeds on liquidation prior to conversion to ordinary shares.

The Company’s C Class shares are not transferable and will convert into ordinary shares in the event that all criteria specified in the shareholders’ agreement are satisfied. The number of ordinary shares received on conversion of each C Class share is determined by reference to a profit formula.

D Class Shares

Holders of D Class Shares are not entitled to receive any dividends. The D Class shares shall not entitle the holder to a vote. The D Class shares shall not entitle the holder to any proceeds on liquidation prior to conversion to ordinary shares. D Class Shares are not transferable.

In the event of winding up of the Company prior to September 30, 2008, D Class shareholders are entitled to proceeds as determined by reference to a profit formula. In the event of winding up of the Company after September 30, 2008, D Class shareholders are entitled to proceeds as determined by reference to a profit formula plus where there is a surplus of assets following a return of capital, a preferential payment to any further distributions to Ordinary shares of an amount equal to interest on the paid up capital of the D Class share of 18% per annum since the date of issue until the winding up of the Company calculated on a daily basis (but not capitalized or compounded).

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

16. Financial instruments

Exposure to credit, interest rate and currency risks arises in the normal course of the Company’s business. Derivative financial instruments are used to hedge exposure to fluctuations in foreign exchange rates and interest rates.

Credit risk

The Company trades only with recognized, creditworthy third parties.

It is the Company’s policy that all customers who wish to trade on credit terms are subject to credit verification procedures. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant.

For transactions that are not denominated in the measurement currency of the relevant operating unit, the Company does not offer credit terms without the specific approval of the Head of Credit Control.

With respect to credit risk arising from the other financial assets of the Company, which comprise cash and cash equivalents, available-for-sale financial assets and certain derivative instruments, the Company’s exposure to credit risk arises from default of the counter party, with a maximum exposure equal to the carrying amount of these instruments. As the counter party for derivative instruments is nearly always a bank, the Company has assessed this as a low risk.

There are no significant concentrations of credit risk within the Company.

Interest rate risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s policy is to manage its interest cost using a mix of fixed and variable rate debt.

To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge changes in the interest rate of its commercial bill liability. The secured loan and interest rate swap have the same critical terms, including expiration dates. The Company believes that financial instruments designated as interest rate hedges are highly effective. However, documentation of such as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations.

At June 30, 2007, after taking into account the effect of interest rate swaps, 59.5% (2006: 80.2%, 2005: 72.7% and 2004: 97.6%) of the Company’s borrowings are at a fixed rate of interest.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Effective interest rates and repricing analysis

In respect of income-earning financial assets and interest-bearing financial liabilities, the following table indicates their effective interest rates at the balance sheet date and the periods in which they reprice.

June 30, 2007	Effective interest rate %	< 1 year	1-2 years	2-5 years	>5 years	Total
(-000-)
Fixed rate
Lease receivable	15.8%	$429	$408	$146	$—	$983
Finance lease liabilities	9.2%	(934)	(301)	(89)	—	(1,324)
Bank loans	6.0%	(1,347)	(3,801)	(8,979)	—	(14,127)
Other loans	4.0%	(42)	—	—	—	(42)
Non-convertible notes	15.0%	—	—	(10,724)	—	(10,724)

Variable rate
Cash and cash equivalents	4.2%	886	—	—	—	886
Interest rate swap	6.0%	300	—	—	—	300
Bank loans	7.5%	(1,820)	(1,564)	(8,352)	—	(11,736)
Bank overdrafts	BBSW + 1.65%	(6,217)	—	—	—	(6,217)
		$(8,745)	$(5,258)	$(27,998)	$—	$(42,001)

June 30, 2006	Effective interest rate %	< 1 year	1-2 years	2-5 years	>5 years	Total
(-000-)

Fixed rate
Lease receivable	18.1%	$245	$277	$288	$—	$810
Finance lease liabilities	9.0%	(664)	(806)	(320)	—	(1,790)
Other loans	4.2%	(53)	—	—	—	(53)
Non-convertible notes	15.0%	—	—	—	(7,957)	(7,957)
B class notes	15.0%	—	—	—	(4,858)	(4,858)

Variable rate
Cash and cash equivalents	3.3%	567	—	—	—	567
Bank loans	BBSW + 1.10%	(3,210)	(1,216)	(7,838)	—	(12,264)
Interest rate swap	6.0%	96	—	—	—	96
Bank overdrafts	BBSW + 1.65%	(1,552)	—	—	—	(1,552)
Commercial bills	6.9%	(998)	(1,040)	(3,169)	—	(5,207)
		$(5,569)	$(2,785)	$(11,039)	$(12,815)	$(32,208)

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Foreign currency risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. Dollars.

The Company has a bank account denominated in U.S. Dollars into which customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars.

The Company uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations.

Forecasted transactions

The Company classifies its forward exchange contracts hedging forecasted transactions as cash flow hedges and states them at fair value. The net fair value of forward exchange contracts used as hedges of forecasted transactions at June 30, 2007 and 2006 was nil. The Company does not have any forward exchange contracts hedging forecasted transactions.

Recognized assets and liabilities

Changes in the fair value of forward exchange contracts that economically hedge monetary assets and liabilities in foreign currencies and for which no hedge accounting is applied are recognized in the statement of operations. Both the changes in fair value of the forward contracts and the foreign exchange gains and losses relating to the monetary items are recognised as part of ‘net financing costs’ (see Note 3). The fair value of forward exchange contracts used as economic hedges of monetary assets and liabilities in foreign currencies at June 30, 2007 and 2006 was a liability of $69,000 and $22,000, respectively.

Sensitivity analysis

In managing interest rate and currency risks the Company aims to reduce the impact of short-term fluctuations on results of operations. Over the longer-term, however, permanent changes in foreign exchange and interest rates would have an impact on the results of operations.

At June 30, 2007, it is estimated that a general increase of one percentage point in interest rates would decrease the Company’s pretax income by approximately $167,000 (2006: $70,000, 2005: $9,000 and 2004: $4,000). The effects of interest rate swaps have been included in this calculation.

It is estimated that a general increase of one percentage point in the value of the Australian dollar against other foreign currencies would have decreased the Company’s pretax income by approximately $77,000 for the year ended June 30, 2007 (2006: $230,000, 2005: $94,000 and 2004: $83,000), based on the actual transactions incurred in U.S. Dollars. The effects of forward exchange contracts have been included in this calculation.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Fair values

The fair values together with the carrying amounts shown in the accompanying consolidated balance sheets are as follows:

	Carrying amount	Fair value	Carrying amount	Fair value
	At June 30,
	2007	2007	2006	2006
	(-000-)
Cash and cash equivalents	$886	$886	$567	$567
Trade and other receivables	12,543	12,543	7,110	7,110
Lease receivable	1,843	1,843	811	811
Interest rate swap	300	300	96	96
Bank overdraft	(6,217)	(6,217)	(1,552)	(1,552)
Trade and other payables	(8,573)	(8,573)	(9,112)	(9,112)
Other loan	(42)	(42)	(53)	(53)
Finance lease liabilities	(1,324)	(1,324)	(1,790)	(1,790)
Bank loans	(20,195)	(20,195)	(13,754)	(13,754)
Held to maturity liabilities	(1,717)	(1,717)	—	—
Commercial bills	(3,951)	(3,951)	(3,717)	(3,717)
Forward exchange contracts	(68)	(68)	(21)	(21)
Non-convertible notes	(10,724)	(10,724)	(7,957)	(7,957)
B class notes	—	—	(4,858)	(4,858)
	$(37,239)	$(37,239)	$(34,230)	$(34,230)

Estimation of fair values

The following summarizes the major methods and assumptions used in estimating the fair values of financial instruments reflected in the table.

Derivatives

Forward exchange contracts and options are marked to market by discounting the contractual forward price and deducting the current spot rate. For interest rate swaps, broker quotes are used. Those quotes are back tested using pricing models or discounted cash flow techniques.

Where discounted cash flow techniques are used, estimated future cash flows are based on management’s best estimates and the discount rate is a market related rate for a similar instrument at the balance sheet date. Where other pricing models are used, inputs are based on market related data at the balance sheet date.

Interest-bearing loans and borrowings

Fair value is calculated based on discounted expected future principal and interest cash flows.

Finance lease liabilities

The fair value is estimated as the present value of future cash flows, discounted at interest rates implicit in the relevant lease agreements. These implicit interest rates are in line with current market rates.

Trade and other receivables/payables

For receivables / payables with a remaining life of less than one year, the notional amount is deemed to reflect the fair value. All other receivables / payables are discounted to determine the fair value.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Interest rates used for determining fair value

The Company uses the government yield curve as of June 30, 2007 plus an adequate constant credit spread to discount financial instruments. The interest rates used are as follows:

	At June 30,
	2007	2006
Derivatives	6.0%	6.0%
Loans and borrowings	3.9% - 15.0%	4.2% - 15.0%
Leases	9.2%	9.0%
Receivables	15.8%	18.1%

17. Operating leases

Leases as lessee

The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

During the year ended June 30, 2007, $1,295,000 was recognized as an expense in the statement of operations in respect of operating leases (2006: $878,000, 2005: $359,000 and 2004: $585,000)

Non-cancellable operating lease rentals at June 30, 2007 are payable as follows:

(-000-)
Less than one year	$3,191
One-two years	1,199
Two-three years	1,026
Three-four years	629
Four-five years	296
Thereafter	423
$6,764

Leases as lessor

The Company leases containers on a daily basis in the ordinary course of business. These leases can vary in length from a minimum hire period of 30 days to up to five years and longer.

These non-cancellable operating leases have maturities of between 1 and 5 years. All leases include a clause to enable upward revision of the rental charge.

The Company has no other lessor relationships apart from those relating the rental of containers.

The future minimum lease payments under non-cancellable leases are as follows:

	At June 30,
	2007	2006
	(-000-)
Less than one year	$364	$360
Between one and five years	414	669
More than five years	—	—
	$778	$1,029

During the year ended June 30, 2007, $21,483,000 was recognized as income from the hire of containers in the statement of operations in respect of operating leases (2006: $15,921,000, 2005: $7,224,000 and 2004: $12,351,000).

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

18. Commitments and contingencies

There is a pending litigation case by a former employee against the Company. The action is being defended and advice from legal counsel indicates that it is not practicable to estimate the potential liability at this stage. Based on legal advice, the Company believes that there will not be a material liability arising from this case.

There were no other commitments or contingencies of the Company for capital or otherwise not already disclosed elsewhere in the consolidated financial statements.

19. Acquisitions of subsidiaries

On May 31, 2007, the Company acquired the business and assets of Professional Sales & Hire  (Terrigal Motors Ltd) for $303,000 satisfied in cash. The company sells and hires shipping containers.  In the one month to June 30, 2007, the business contributed net profit of $5,000 to the consolidated  net income for the year. If the acquisition had occurred on July 1, 2006, consolidated revenues  would  have been $74,521,000 (unaudited) and net income would have been $237,000 (unaudited).

The acquisition had the following effect on the Company’s assets and liabilities during the year ended June 30, 2007:

	Professional Sales and Hire
	Fair values	Fair value adjustments	Carrying amounts
	(-000-)

Container hire fleet	$312	$88	$224
Deferred tax liability	(26)	(26)	—
Net identifiable assets and liabilities	$286	$62	$224

Goodwill on acquisitions	$17
Consideration paid, satisfied in cash	303

Net cash outflow	$303

Goodwill has arisen on the acquisition because of customer relationships that did not meet the criteria for recognition as an intangible asset at the date of acquisition.

During the year ended June 30, 2006 the Company acquired the following businesses:

•	Royal Wolf Hi-Tech Pty Limited

•	Australian Container Network Pty Ltd

•	Cape Containers Pty Limited

On March 30, 2006, the Company acquired the remaining 50% of the shares in Royal Wolf Hi-Tech Pty Limited which it did not already own for $591,000 satisfied in cash. This company sells, hires and modifies containers. In the three months to June 30, 2006, the subsidiary contributed a net loss of $19,000 to the consolidated net loss for the year. If the acquisition had occurred on July 1, 2005, consolidated revenues would have been $52,021,000 (unaudited) and the net loss would have been $486,000 (unaudited). The Company previously acquired the initial 50% shares in Royal Wolf Hi-Tech Pty Limited and goodwill of $99,000 has been recognized in respect of this initial acquisition.

On December 16, 2005, the Company acquired the business and assets of Cape Containers Pty Limited for $619,000 satisfied in cash. This company sells and hires shipping containers. In the six months to June 30, 2006, the business contributed net income of $68,000 to the consolidated net loss for the year. If the acquisition had occurred on July 1, 2005, consolidated revenues would have been $50,824,000 (unaudited) and the net loss would have been $378,000 (unaudited).

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

On April 28, 2006, the Company acquired the business and assets of Australian Container Network Pty Ltd for $4.1 million, of which $3.7 million was satisfied in cash. The Company has recognized a provision for the $0.6 million deferred consideration extending to August 2007. This company sells and hires containers. In the two months to June 30, 2006, the business contributed net income of $50,000 to the consolidated net loss for the year. If the acquisition had occurred on July 1, 2005, consolidated revenues would have been $53,262,000 (unaudited) and net loss would have been $177,000 (unaudited).

The acquisitions had the following effect on the Company’s assets and liabilities during the year ended June 30, 2006:

Acquiree’s net assets at the acquisition date

	Royal Wolf Hi-Tech			Australian Container Network			Cape Containers
		Fair			Fair			Fair
		Value			Value			value
	Fair	Adjust-	Carrying	Fair	Adjust-	Carrying	Fair	Adjust-	Carrying
	Values	ments	Amounts	Values	ments	Amounts	Values	ments	Amounts
	(-000-)
Property, plant and equipment	$91	$22	$69	$147	$17	$130	$2	$—	$2
Container hire fleet	1,245	522	723	3,327	2,039	1,288	487	129	358
Inventories	74	22	52	418	128	290	—	—	—
Trade and other receivables	163	—	163	—	—	—	—	—	—
Cash and cash equivalents	70	—	70	—	—	—	—	—	—
Interest-bearing loans and borrowings	(353)	—	(353)	—	—	—	—	—	—
Deferred tax liability	(170)	(170)	—	(655)	(655)	—	(39)	(39)	—
Trade and other payables	(170)	—	(170)	—	—	—	(13)	—	(13)

Net identifiable assets and liabilities	$950	$396	$554	$3,237	$1,529	$1,708	$437	$90	$347

Goodwill on acquisitions	$210			$911			$183
Consideration paid, satisfied in cash*	591			3,715			619
Deferred consideration accrued	—			432			—
Cash (acquired)	(70)			—			—

Net cash outflow	$521			$3,715			$619

*	Includes legal fees amounting to $74,000

Goodwill has arisen on the acquisitions because of customer relationships that did not meet the criteria for recognition as an intangible asset at the date of acquisition.

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

20. Reconciliation of cash flows from operating activities

			Six Months
	Year Ended		Ended	Year Ended
	June 30,			December 31,
	2007	2006	2005	2004
	(-000-)
Cash flows from operating activities
Profit/(loss) for the period	$312	$(428)	$(177)	$284
Adjustments for:
Gain on sale of property, plant and equipment	(23)	(21)	(13)	(21)
Foreign exchange (gain) / loss	(134)	(38)	(252)	287
Unrealized loss on forward exchange contracts	40	22	—	—
Unrealized gain on interest rate swap	(174)	(219)	—	—
Depreciation and amortization	2,577	2,668	1,480	2,504
Share of associates net profit	—	—	(133)	(68)
Investment income	(239)	(156)	(80)	(87)
Interest expense	4,378	3,017	1,127	2,397
Income tax (benefit) / expense	490	214	75	400
Cash settled share based payment expenses	336	222	40	96
Operating profit before changes in working capital and provisions	7,563	5,281	2,067	5,792
(Increase) / decrease in trade and other receivables	(5,017)	(1,778)	(458)	(977)
(Increase) / decrease in inventories	12,017	4,959	(334)	2,882
Increase / (decrease) in trade and other payables	(1,869)	3,299	1,518	(2,762)
Increase / (decrease) in provisions and employee benefits	12	411	226	33
	12,706	12,172	3,019	4,968
Interest (paid)/received, net	(3,799)	(2,118)	(902)	(1,182)
Income taxes (paid)/received	49	-	(587)	576
Net cash from operating activities	$8,956	$10,054	$1,530	$4,362

21. Related parties

Transactions with key management personnel

No director has entered into a material contract with the Company and there were no material contracts involving directors’ interests. In addition to their salaries, the Company also provides non-cash benefits to key management personnel

    RWA Holdings Pty Limited Financial Report

Notes to the consolidated financial statements

Associates

There were no equity investees, or associates, at June 30, 2007 or 2006. On March 30, 2006, the Company acquired the remaining 50% of the shares in Royal Wolf Hi-Tech Pty Limited which it did not already own (see Note 19). Royal Wolf Hi-Tech Pty limited was previously accounted for using the equity method of accounting.

Key management personnel related parties

A number of key management persons of the Company, or their related parties, hold positions in other  entities that result in them having control or significant influence over the financial or operating  policies of these entities. A number of these entities transacted with the Company in the reporting  periods. The terms and conditions of the transactions with the other related parties were no more  favorable than those available, or which might reasonably be expected to be available, on similar  transactions to non-key management personnel related entities on an arm’s length basis. The aggregate  amounts recognized during the year for transactions with related parties (RW Logistic Pty Limited)  were sales revenues and inventory purchases of $35,000 and $1,657,000 and $2,355,000 and  $967,000 for the six months ended June 30, 2005 and for the year ended December 31, 2004,  respectively. While the Company itself has no interest in RW Logistic Pty Limited, this entity is  related through common shareholders and directorships

22. Subsequent events

On September 13, 2007 (in the U.S.), General Finance Corporation (“GFC”) completed the acquisition of the  Company. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized  in connection with payments made upon completion of the acquisition, the purchase price for the  Company was $64.3 million, including deposits of $1,005,000 previously paid by GFC in connection  with the acquisition. The purchase price, less the deposits, was paid by a combination of cash plus the  issuance to Bison Capital Australia, L.P. (“Bison Capital”) of 1,380 shares of common stock of GFN  U.S. Australasia Holdings, Inc. (“GFN U.S.”), constituting 13.8% of the outstanding capital stock of  GFN U.S. immediately following the issuance. As a result, GFC indirectly owns 86.2% of the Company  and Bison Capital indirectly owns the remaining 13.8%. The aggregate acquisition consideration was  approximately $107.7 million, including a total of $2.5 million in cash payable in two equal  installments on the first and second anniversaries of the acquisition in exchange for a non-compete  covenant. The aggregate consideration also includes approximately $40.9 million of indebtedness under  Royal Wolf’s senior credit facility with ANZ.

In connection with the closing of the acquisition, the Company’s existing senior credit facility with  ANZ (see Note 11) was amended to increase the total facility limit to $64.4 million, including the  existing borrowings under the facility, and to make certain other changes relating to ownership of the Company and related matters. The facility is subject to annual review by ANZ, and is secured by a lien  on all or substantially all of the assets of the Company. In connection with the amendment of the  facility, the Company paid ANZ a loan approval fee of $210,000 and agreed to bear certain costs of  ANZ. At the completion of the acquisition, the total secured bank loans balance, including accrued  interest, was $36.2 million. The Non-convertible notes were repaid in full. In connection with the  ANZ facility, the Company has entered into a five- year interest rate hedge of $18.9 million notional  amount for five years.

The amended ANZ facility contains customary reporting covenants.

At a special meeting of the GFC board of directors held on September 11, 2007, the board changed  GFC’s fiscal year to June 30 from December 31, and, as result, is required to file a transition report on  Form 10-K with respect to the six months ended June 30, 2007. Since GFC had no operations prior to  the merger, the Company has been determined to be the accounting predecessor and is, therefore, filing  these consolidated financial statements for the years ended June 30, 2007 and 2006, for the six months  ended June 30, 2005 and for the year ended December 31, 2004 in GFC’s transition report on Form  10-K. The Company’s results of operations will be included in GFC’s consolidated financial  statements from the completion date of the acquisition and will be first reported in its Form 10-Q for  the quarter ending September 30, 2007.