Form 10-K/A
period 2007-06-30
General Finance CORP
filed 2007-11-09
CIK 1342287

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
___________

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Explanatory Note:

This Form 10-K is being amended to reflect the correct date of the Auditors' Reports on pages F-1 and P-1.

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
November 9, 2007

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
November 9, 2007

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