Form 10-Q
period 2007-09-30
General Finance CORP
filed 2007-11-14
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,690,099 shares issued and outstanding as of October 31, 2007.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
	Predecessor	Successor
	June 30,	June 30,	September 30,
	2007	2007	2007
			(Unaudited)
Assets
Cash and cash equivalents, including $68,218 held in trust account at June 30, 2007 (successor)	$886	$68,277	$15,390
Trade and other receivables, net of allowance for doubtful accounts of $237 and $133 at June 30, 2007 and September 30, 2007, respectively	13,322	--	15,356
Inventories	5,472	--	10,592
Prepaid expenses	--	111	79
Total current assets	19,680	68,388	41,417

Lease receivables	1,364	--	1,512
Property, plant and equipment, net	2,737	2	4,568
Container for lease fleet, net	40,928	--	56,899
Intangible assets, net	4,079	--	50,230
Deferred tax assets	--	132	--
Other assets (including $1,548 of deferred acquisition costs at June 30, 2007)	--	2,556	30
Total non-current assets	49,108	2,690	113,239
Total assets	$68,788	$71,078	$154,656

Current liabilities
Trade payables and accrued liabilities	$8,641	$893	$20,967
Current portion of long-term debt and obligations, including borrowings from related party of $2,350 at June 30, 2007 (successor)	10,359	2,350	9,760
Income tax payable	245	177	504
Employee benefits	1,614	12	1,069
Deferred underwriting fees	--	1,380	--
Total current liabilities	20,859	4,812	32,300

Non-current liabilities
Long-term debt and obligations, net of current portion	33,811	--	48,908
Deferred tax liabilities	881	--	--
Employee benefits and other non-current liabilities	197	--	1,595
Common stock, subject to possible conversion	--	13,339	--
Total non-current liabilities	34,889	13,339	50,503

Commitments and contingencies	--	--	--

Minority Interest	--	--	7,474

Stockholders’ equity
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding (successor)	--	--	--
Common stock, $.0001 par value: 100,000,000 shares authorized; 10,500,000 shares and 9,690,099 shares outstanding at June 30, 2007 and September 30, 2007, respectively (successor)	--	1	1
Class D and common stock (predecessor)	12,187	--	--
Additional paid-in capital	--	51,777	59,950
Accumulated other comprehensive income	862	--	1,757
Retained earnings (accumulated deficit)	(9)	1,149	2,671
	13,040	52,927	64,379
Total liabilities and stockholders’ equity	$68,788	$71,078	$154,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)
	Predecessor		Successor (Note 1)
	Quarter	Period from	Quarter
	Ended	July 1, to	Ended
	September 30,	September 13,	September 30,
	2006	2007	2007

Revenues
Sale of containers	$10,626	$10,944	$3,278
Leasing of containers	4,876	4,915	1,121
	15,502	15,859	4,399

Costs and expenses
Cost of sales	9,776	9,466	2,947
Leasing, selling and general expenses	4,050	4,210	1,225
Depreciation and amortization	706	653	338

Operating income (loss)	970	1,530	(111)

Interest income	2	14	974
Interest expense	(771)	(947)	(374)
Foreign currency exchange gain (loss)	(2)	(129)	2,045
	(771)	(1,062)	2,645

Income before provision for income taxes and minority interest	199	468	2,534

Provision for income taxes	149	180	855
Minority interest	--	--	157
Net income	$50	$288	$1,522

Net income per share:
Basic	$0.15
Diluted	0.12

Weighted average shares outstanding
Basic	10,350,344
Diluted	12,679,576

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)
Successor
				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at June 30, 2007	10,500,000	$1	$51,777	$--	$1,149	$52,927

Reversal of common stock subject to possible conversion	--	--	12,858	--	--	12,858

Conversion of common stock into cash	(809,901)	--	(6,042)	--	--	(6,042)

Issuance of warrants	--	--	1,309	--	--	1,309

Share-based compensation	--	--	34	--	--	34

Contributed services	--	--	14	--	--	14

Net income	--	--	--	--	1,522	1,522

Cumulative translation adjustment	--	--	--	1,757	--	1,757

Balance at September 30, 2007	9,690,099	$1	$59,950	$1,757	$2,671	$64,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Predecessor		Successor (Note 1)
	Quarter	Period from	Quarter
	Ended	July 1, to	Ended
	September 30,	September 13,	September 30,
	2006	2007	2007
Net cash provided (used) by operating activities	$2,638	$4,294	$(1,679)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	28	—
Acquisitions, net of cash acquired	—	—	(52,003)
Purchases of property, plant and equipment	(109)	—	(3)
Purchases of container lease fleet	(6,182)	(3,106)	(2,372)
Purchases of intangible assets	(357)	—	—
Payment of deferred purchase consideration	(151)	—	—
Net cash used by investing activities	(6,799)	(3,078)	(54,378)

Cash flows from financing activities:
Capital leasing activities	(216)	(7,921)	(201)
Proceeds from long-term borrowings	3,840	1,124	4,667
Proceeds from issuances of capital	—	4,990	—
Payments to converting stockholders	—	—	(6,426)
Minority interest	—	—	7,317
Repayment of borrowings from related party	—	—	(2,350)
Net cash provided (used) by financing activities	3,624	(1,807)	3,007

Net decrease in cash	(537)	(591)	(53,050)

Cash at beginning of period	567	886	68,277

Translation adjustment	22	(5)	163

Cash at end of period	$52	$290	$15,390

The accompanying notes are an integral part of these condensed consolidated financial statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Organization and Business Operations
Organization

General Finance Corporation (“GFN”) was incorporated in Delaware in 2005. References to the Company in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”), GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”), GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”).

In September 2007, the Company changed its fiscal year to June 30 from December 31.

GFN was formed to serve as a vehicle to effect a business combination with one or more operating businesses. From inception through September 13, 2007, GFN was a development stage company and had no business or operations. On September 13, 2007, GFN acquired Royal Wolf.

Acquistion of Royal Wolf

On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized in connection with payments made upon completion of the acquisition, the purchase price for RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. The Company paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock on GFN U.S., which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

The Company now leases and sells portable storage containers, portable container buildings and freight containers in Australia.

All references to events or activities (other than equity-related) which occurred prior to the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to Royal Wolf, as the predecessor company (the “Predecessor”). All references to events or activities (other than equity-related) which occurred after the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to the Company, as the successor company (the “Successor”).

The total purchase price, including the Company’s transaction costs of approximately $1.7 million, a non-compete agreement of $2.5 million (prior to tax benefit) and deferred financing costs of $0.9 million; has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of September 13, 2007, as follows (in thousands):

	September 13, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$290	$
Trade and other receivables	12,009
Inventories	9,224
Lease receivables	1,452
Property, plant and equipment	4,345
Container for lease fleet	51,362
Other assets	586
Trade and other payables	(14,991)
Income tax payable	(271)
Other current liabilities	(974)
Long-term debt and obligations	(37,868)
Total net tangible assets acquired and liabilities assumed			$25,164

Fair value of intangible assets acquired:
Customer backlog	21,722
Non-compete agreement	3,139
Software and other (including deferred financing costs of $926)	1,172
Goodwill	18,244
Total intangible assets acquired			44,277
Total purchase price			$69,441

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited condensed consolidated statements of operations only reflect the operating results of the Company following the date of acquisition of Royal Wolf  and do not reflect the operating results of Royal Wolf prior to the acquisition. The following pro forma unaudited information for the three months ended September 30, 2006 and 2007 assumes the acquisition of Royal Wolf occurred on July 1, 2006 and 2007, respectively (in thousands):

	Three months ended September 30,
	2006	2007
Revenues	$15,502	$20,258
Net income (loss)	$(322)	$869
Pro forma net income (loss) per share -
Basic	$(0.03)	$0.09
Diluted	(0.03)	0.07

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of the Company or Royal Wolf.  The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced interest income and increased interest expense, as well as increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above.

 Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company and Royal Wolf, which are included in the Company's Transition Report on Form 10-K  for the six months ended June 30, 2007 filed with the Securities and Exchange Commission (SEC).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company’s functional currency for its operations in Australia is the Australian dollar. All adjustments resulting from the translation of the accompanying consolidated financial statements from the functional currency into the United States (“U.S.”) dollar reporting currency are recorded as a component of stockholders' equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the period. Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the functional currency at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates prevailing at the dates the fair value was determined.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the Initial Public Offering (“IPO”), a purchase option that was sold to the representative of the underwriters (Note 3) and warrants issued in connection with a senior subordinated promissory note with Bison Capital (Note 4). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders' equity and, accordingly, there is no impact on the Company's financial position or results of operations; except for the $100 in proceeds from the sale of the purchase option and the discounting of the senior subordinated promissory note for the fair market value of the warrants issued to Bison Capital. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments. At the date of issuance, the Company determined the purchase option and the warrants issued to Bison Capital had a fair market value of approximately $641,000 and $1,309,000, respectively, using the Black-Scholes pricing model.

The Company may use derivative financial instruments to hedge its exposure to foreign exchange and interest rate risks arising from operating, financing and investing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments. Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognized immediately in the statement of operations.

Accounting for Stock Options

For the issuances of stock options, the Company follows the fair value provisions of SFAS No. 123R, Share-Based Payment (“No. 123R”).  SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date.

Property, Plant and Equipment

Owned assets

Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses (see below). The cost of self-constructed assets includes the cost of materials, direct labor, the initial estimate, where relevant, of the costs of dismantling and removing the items and restoring the site on which they are located, and an appropriate allocation of production overhead, where applicable.

Capital leases

Leases under which the substantially all the risks and benefits incidental to ownership of the leased item are assumed by the Company are classified as capital leases. Other leases are classified as operating leases. A lease asset and a lease liability equal to the present value of the minimum lease payments, or the fair value of the leased item, whichever is the lower, are capitalized and recorded at the inception of the lease. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly to the statement of operations. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Container for Lease Fleet

The Company has a lease fleet of shipping containers that it leases to customers under operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the respective unit’s estimated useful life, after the date the unit is put in service, and are depreciated down to their estimated residual values. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.

Costs incurred on lease fleet containers subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance of the asset will flow to the Company in future years; otherwise, they are expensed as incurred.

Containers in the lease fleet are available for sale, and are transferred to inventory prior to sale. Cost of sales of a container in the lease fleet is recognized at the carrying amount at the date of disposal.

Intangible Assets

Goodwill

All business combinations are accounted for by applying the purchase method. Goodwill represents the difference between the cost of the acquisition and the fair value of the net identifiable assets acquired. Goodwill is stated at cost less any accumulated impairment losses.

Other intangible assets

Other intangible assets that are acquired by the Company (primarily customer backlog, which is amortized over 6 to 10 years) are stated at cost less accumulated amortization and impairment losses.

Subsequent expenditures

Subsequent expenditures on capitalized intangible assets are capitalized only when it increases the future economic benefits of the specific asset to which it relates. All other expenditures are expensed as incurred.

Amortization and impairment

Amortization is charged to the statement of operations on the straight-line basis over the estimated useful lives of intangible assets unless such lives are indefinite. Goodwill and intangible assets with an indefinite useful life are systematically tested for impairment annually at each balance sheet date. Impairment losses are recognized in the statement of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of stock on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist of the following (in thousands):

	Predecessor	Successor
	June 30,	September 30,
	2007	2007

Finished goods	$4,113	$8,727
Work in progress	1,359	1,865
	$5,472	$10,592

Employee benefits

Defined contribution pension plan

Obligations for contributions to a defined contribution pension plan for Royal Wolf are recognized as an expense in the statement of operations as incurred.

Long-term service benefits

The Company’s net obligation in respect of long-term service benefits for Royal Wolf  is the amount of future benefit that employees have earned in return for their service in the current and prior periods. The obligation is calculated using expected future increases in wage and salary rates including related costs and expected settlement dates, and is discounted using the rates attached to the Commonwealth of Australia Government bonds at the balance sheet date which have maturity dates approximating to the terms of the Company’s obligations.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The Company files U.S. Federal tax returns, California franchise tax returns and Australian tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service (“IRS”). The Company does not currently have any ongoing tax examinations with the IRS. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Companys policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income before taxes.

 Net Income per Common Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options (see Notes 3 and 9). The following is a reconciliation of weighted average shares outstanding used in calculating net income per share:

Quarter Ended September 30, 2007
Basic	10,350,344
Assumed exercise of warrants	2,309,545
Assumed exercise of stock options	19,687
Diluted	12,679,576

Interest

Interest expense consists of interest payable on borowings (including capital lease obligations) calculated using the effective interest method, the amortization of deferred financing costs and gains and losses on hedging instruments that are recognized in the statement of operations.

Interest income is recognized in the statement of operations as it accrues and dividend income is recognized in the statement of operations on the date the Company’s right to receive payments is established.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115., which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 3.  Initial Public Offering

On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters' over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring April 5, 2010 (“Warrants”), assuming there is an effective registration statement. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

The IPO price of each Unit was $8.00, and the gross proceeds of the IPO were $69,000,000 (including proceeds from the exercise of the over-allotment option). Of the gross proceeds: (i) $65,000,000 was deposited into a trust account (the “Trust Account”), which amount included $1,380,000 of deferred underwriting fees; (ii) the underwriters received $3,450,000 as underwriting fees (excluding the deferred underwriting fees); and (iii) the Company retained $550,000 for offering expenses. In addition, the Company deposited into the Trust Account the $700,000 that it received from a private placement of 583,333 warrants to two executive officers (one of whom is also a director) for $1.20 per warrant immediately prior to the closing of the IPO. These warrants are identical to the Warrants issued in the IPO.

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares who voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid to our IPO underwriters as deferred underwriting fees.

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $7.20. This option may be exercised on a cashless basis. This option expires April 5, 2011.

Note 4. Long-term Debt and Obligations

ANZ Senior Credit Facility

The Company has a credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). At the closing of the acquisition of Royal Wolf, this facility was amended to increase the total committed facility limit to $51.5 million. The facility is subject to annual reviews by ANZ and is guaranteed and secured by the Company’s Australian subsidiaries.

The aggregate ANZ facility comprises ten different sub-facilities. The largest of these sub-facilities is a receivables financing facility of up to $11.5 million and two interchangeable loans under which the Company may borrow up to the lesser of $35.5 million and $4.4 million, respectively, or 85% of the lower of liquidation or book value of its container fleet. The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate plus 1.65% per annum and may not be terminated except on default prior to ANZ’s next review date of the facility. The secured loan facilities mature five years following the initial drawdown on the facility, or September 14, 2012. There is no amortization under the $35.5 million loan, while there is currently a $133,000 amortization per quarter under the $4.4 million loan. These loans bear interest at ANZ’s prime rate plus 1.35% per annum, with interest payable quarterly.

The ANZ credit facility is subject to certain covenants, including compliance with a specified consolidated interest cover ratio for each financial quarter on a year-to-date basis, and restrictions on the payment of dividends, loans and payments to affiliates, granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility.

Bison Note

On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Note”). Pursuant to the securities purchase agreement, the Company paid Bison Capital a closing fee of $336,000 and issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN.

The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, commencing October 1, 2007, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may not prepay the Bison Note prior to September 13, 2008, but may thereafter prepay the Bison Note at a declining price of 103% of par prior to September 13, 2009, 102% of par prior to September 13, 2010, 101% of par prior to September 13, 2011, and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the intercreditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN's common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital the Company will pay Bison Capital on the scheduled maturity date a premium of $1.1 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender to us for cancellation any remaining warrants and warrants shares. The premium will be payable by us on the scheduled maturity date, whether or not the note has been paid by us on or before (or after) that date.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Bison Note requires the maintenance of certain financial ratios based on earnings before income taxes, depreciation and amortization (EBITDA) and Royal Wolf’s debt levels (leverage), as well as restrictions on capital expenditures.

The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. The warrants will expire September 13, 2014 to the extent not previously exercised.

The Company was in compliance with all financial covenants pertaining to the ANZ credit facility and Bison Note as of September 30, 2007.

Capital Leases

Capital lease liabilities of the Company are payable as follows as of September 30, 2007 (in thousands):

	Minimum lease payments	Interest	Principal

Less than one year	$605	$47	$558
Between one and five years	184	23	161
More than five years	—	—	—
	$789	$70	$719

The Company has finance leases and hire purchase contracts for various motor vehicles, and other assets. These leases have no terms of renewal or purchase options nor escalation clauses.

Note 5. Financial Instruments

The carrying value of the Company's financial instruments, which include cash and cash equivalents, receivables, trade and other payables, borrowings under the ANZ credit facility, the Bison Note, interest rate swaps, forward exchange contracts and commercial bills; approximate fair value due to current market conditions, maturity dates and other factors.

Exposure to credit, interest rate and currency risks arises in the normal course of the Company’s business. Derivative financial instruments are used to hedge exposure to fluctuations in foreign exchange rates and interest rates.

Credit Risk

It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. With respect to credit risk arising from the other significant financial assets of the Company, which comprise cash and cash equivalents, available-for-sale financial assets and certain derivative instruments, the Company’s exposure to credit risk arises from default of the counter party, with a maximum exposure equal to the carrying amount of these instruments. As the counter party for derivative instruments is nearly always a bank, the Company has assessed this as a low risk.

There are no significant concentrations of credit risk within the Company.

Interest Rate Risk

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s policy is to manage its interest cost using a mix of fixed and variable rate debt.

To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge changes in the interest rate of its commercial bill liability. The secured ANZ loan and interest rate swap have the same critical terms, including expiration dates. The Company believes that financial instruments designated as interest rate hedges are highly effective. However, documentation of such as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities does not exist. Therefore, all movements in the fair values of these hedges are taken directly to the statement of operations.

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. Dollars. The Company has a bank account denominated in U.S. Dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Note 6.  Limited Recourse Revolving Line of Credit

The Company had an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and the chief executive officer of the Company, pursuant to which the Company could borrow up to $3,000,000 outstanding at one time. The line of credit terminated upon the completion of the acquisition of Royal Wolf and the outstanding principal and interest totaling $2,586,848 was repaid on September 14, 2007.

Note 7.  Related Party Transactions

The Company utilizes certain administrative, technology and secretarial services from affiliates of officers; as well as certain limited office space provided by an affiliate of Mr. Valenta. Until the consummation of a business combination by the Company, the affiliates had agreed to make such services available to the Company free of charge, as may be required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Effective September 14, 2007, the Company entered into a month-to-month arrangement with the affiliate of Mr. Valenta for the rental of the office space at $1,148 per month. In addition, at that date, the Company commenced recording a charge to operating results (with an offsetting contribution to additional paid-in capital) for the estimated cost of contributed services rendered to the Company at no compensation by non-employee officers and administrative personnel of affiliates.

 A number of key management persons of Royal Wolf, or their related parties, hold positions in other entities that result in them having control or significant influence over the financial or operating policies of these entities. A number of these entities transacted with the Company in the reporting periods. The terms and conditions of the transactions with the other related parties were no more favorable than those available, or which might reasonably be expected to be available, on similar transactions to non-key management personnel related entities on an arm’s length basis.

Note 8.  Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Note 9.  Stock Option Plans

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

On September 11, 2006, the Company granted to an executive officer options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company's common stock as of that date, or $7.30, with a vesting period of five years. Stock-based compensation expense of $145,200 related to these options was recognized in the statements of operations through September 30, 2007; with a corresponding benefit to additional paid-in capital. As of September 30, 2007, there remains $543,000 of unrecognized compensation expense that will be charged into the statement of income on a straight-line basis over the remaining vesting period. Also, as of September 30, 2007, 45,000 of these options are exercisable.

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

Royal Wolf had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months’ service at the grant date. During the year ended June 30, 2007, $2,930,000 was paid to the employees relating to the ESOP with a remaining $759,000 being paid in July 2007.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. Commitments and Contingencies

Operating Leases

The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

Non-cancellable operating lease rentals at September 30, 2007 are payable as follows (in thousands):

Less than one year	$3,085
One-two years	1,222
Two-three years	1,001
Three-four years	531
Four-five years	234
Thereafter	411
$6,484

Litigation

A former employee of Royal Wolf has brought a lawsuit against Royal Wolf for wrongful termination. The Company believes this claim is without merit and is vigorously defending the lawsuit. Based on discussions with legal counsel, the Company does not believe it will incur any material liability in connection with this claim.

Note 11. Cash Flows From Operating Activities

The following table provides a detail of cash flows from operating activities (in thousands):

	Predecessor		Successor
	Quarter	Period from	Quarter
	Ended	July 1, to	Ended
	September 30,	September 13,	September 30,
	2006	2007	2007
Cash flows from operating activities
Net income	$50	$288	$1,522
Loss on sales and disposals of fixed assets	8	11	—
Foreign exchange (gain) loss	1	58	(2,620)
Unrealized loss on forward exchange contracts	2	72	576
Unrealized loss on interest rate swaps	35	90	16
Depreciation and amortization	706	653	338
Amortization of deferred financing costs	—	—	24
Accretion of interest on subordinated debt	325	32	10
Share-based compensation expense	—	—	34
Contributed services	—	—	14
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	—	(226)
Deferred income taxes	149	180	574
Minority interest	—	—	157
Changes in operating assets and liabilities:
Trade and other receivables, net	(1,043)	1,090	(2,896)
Inventories	(56)	(3,822)	(818)
Other	—	—	71
Accounts payable and accrued liabilities	2,461	5,642	1,581
Income taxes payable	—	—	(36)
Net cash provided (used) by operating activities	$2,638	$4,294	$(1,679)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto for us and Royal Wolf, which are included in our Transition Report on Form 10-K for the six months ended June 30, 2007 filed with the Securities and Exchange Commission; and the condensed consolidated financial statements included in this Quarterly Report on form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

References in this Report to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”), GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”), and GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”).

Business Overview

We were incorporated in Delaware on October 14, 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses. From inception through September 13, 2007, we were a development stage company. We did not have any business or operations and our activities were limited to raising capital in our initial public offering (the “IPO”) in April 2006, identifying an operating business to acquire, and negotiating and entering into an agreement to acquire Royal Wolf.

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

On September 13, 2007 (September 14 in Australia), we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized in connection with payments made upon completion of the acquisition, the purchase price for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

We accounted for the acquisition of Royal Wolf as a “purchase.” Under the purchase method of accounting, we allocated the total purchase price to the net tangible assets and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. The excess of the purchase price over the net fair value of the assets acquired (including specifically identified intangible assets such as customer lists and non-compete covenants) was recorded as goodwill. See Note 1 of Notes to Condensed Consolidated Financial Statements.

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares who voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid to our IPO underwriters as deferred underwriting fees.

All references to events or activities (other than equity-related) which occurred prior to the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to Royal Wolf, as the predecessor company (the “Predecessor”). All references to events or activities (other than equity-related) which occurred after the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to us, as the successor company (the “Successor”).

  We lease and sell portable storage containers, portable container buildings and freight containers in Australia. We currently have more than 200 employees and operate 17 customer service centers located in every state in Australia. We are the only portable container lease and sales company represented in all major business centers in Australia and, as such, is the only company with a nationally integrated infrastructure and work force. We serve both small to mid-size retail customers and large corporate customers in the following sectors: road and rail; moving and storage; mining and defense; and portable buildings. Historically, our revenue mix has been over 67% sales and under 33% leasing. Generally, we consider sales and leasing in our customer service centers as retail operations.

Our products include the following.

Portable Storage Containers:  We lease and sell portable containers for on-site storage by retail outlets and manufacturers, local councils and government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and individual customers. Our portable storage products include general purpose-dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities.

Portable Container Buildings:  We lease and sell portable container buildings for use as site offices, housing accommodations and for other purposes. We entered the portable building market in August 2005 with 20’ and 40’ portable buildings manufactured from steel container platforms, which we market primarily to mine operators, construction companies and the general public.

Freight Containers:  We also lease and sell freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, domestic freight forwarders, transport companies, rail freight operators and the Australian military. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.

Results of Operations

Because we had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007, comparisons of our results of operations for the quarter ended September 30, 2006 with the quarter ended September 30, 2007 are not particularly meaningful. We believe a more meaningful comparison is the results of operations of Royal Wolf for the quarter ended September 30, 2006 with the combined results of our operations and Royal Wolf during the quarter ended September 30, 2007. To assist in this comparison, the following table sets forth a condensed statement of operations for the following: (i) Royal Wolf (“Predecessor”) for the quarter ended September 30, 2006 and for the period July 1, 2007 to September 13, 2007 (“Predecessor”); (ii) the Company for the quarter ended September 30, 2007, which reflects the results of operations of Royal Wolf and its subsidiaries for the period September 14, 2007 through September 30, 2007 (“Successor”); and (iii) the combined results of operations of the Predecessor and Successor for the quarter ended September 30, 2007.

	Predecessor		Successor	Combined
	Quarter	Period from	Period from	Quarter
	Ended	July 1, to	September 14, to	Ended
	September 30,	September 13,	September 30,	September 30,
	2006	2007	2007	2007
Revenues
Sale of containers	$10,626	$10,944	$3,278	$14,222
Leasing of containers	4,876	4,915	1,121	6,036
	15,502	15,859	4,399	20,258

Costs and expenses
Cost of sales	9,776	9,466	2,947	12,413
Leasing, selling and general expenses	4,050	4,210	1,225	5,435
Depreciation and amortization	706	653	338	991

Operating income (loss)	970	1,530	(111)	1,419

Interest income	2	14	974	988
Interest expense	(771)	(947)	(374)	(1,321)
Foreign currency exchange gain (loss)	(2)	(129)	2,045	1,916
	(771)	(1,062)	2,645	1,583

Income before provision for income taxes and minority interest	199	468	2,534	3,002

Provision for income taxes	149	180	855	1,035

Minority interest	--	--	157	157

Net income	$50	$288	$1,522	$1,810

Quarter Ended September 30, 2007 (”2007”) Compared to Quarter Ended September 30, 2006 (“2006”)

Revenues. Sales of containers during 2007 amounted to $14.2 million compared to $10.6 million during 2006, representing an increase of $3.6 million or 34.0% .This increase was mainly due to growth in revenues from sales of containers in our retail operations of $1.8 million, sales of $0.5 million in our non-retail operations and $1.2 million due to favorable foreign exchange rates. The $1.8 million increase in our retail operations consisted of $1.2 million due to higher unit sales and $0.6 million due to price increases. The $0.5 million increase in our non-retail operations primarily consisted of a $1.4 million price increase, offset somewhat by a unit volume decrease of $1.0 million.

Leasing of containers revenues during 2007 amounted to $6.0 million compared to $4.9 million during 2006, representing an increase of $1.1 million, or 22.4%. This was driven by favorable foreign exchange rates of  $0.6 million with the balance due to an increase in our average total number of units on lease per month in our portable building business, which increased by 71.2% during 2007 compared to 2006. A 4.6% decline in the average number of units on lease to our customers in the moving and transporting business was offset by increases in price which allowed our portable storage business revenues to remain unchanged from 2006. Average utilization in our retail operations was 83.8% during 2007, as compared to 83.2% during 2006; and our average utilization in our non-retail operations was 75.3% during 2007, as compared to 74.7% during 2006. Overall our average utilization was 81.8% in 2007, as compared to 78.8% in 2006.

The average value of the United States (“U.S.”) dollar against the Australian dollar declined during 2007 as compared to 2006. The average currency exchange rate during 2006 was $0.75709 to one U.S. dollar compared to $0.84735 to one U.S. dollar during 2007. This fluctuation in foreign currency exchange rates resulted in an increase to our container sale and leasing revenues of $1.2 million and $0.6 million, respectively, during 2007 compared to 2006; representing 38.3% of the increase in total revenues.

Cost of Sales. Cost of sales increased by $2.6 million to $12.4 million during 2007 compared to $9.8 million during 2006.  The increase was primarily due to favorable foreign exchange rates of $1.1 million and unit volume and price increase of $0.8 million and $0.3 million in our retail operations, respectively. Our gross profit margin from sales revenues during 2007 increased to 12.7% compared to 8.1% during 2006 mainly due to higher gross margins realized from sales of containers.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $1.4 million during 2007, or 35.0%, to $5.4 million from $4.0 million during 2006. Approximately $0.4 million of this increase pertains to general and administrative expenses incurred at GFN and the following table provides more detailed information about the Royal Wolf operating expenses (in millions):

	Quarter Ended September 30,

	2006	2007

Salaries, wages and related	$2.4	$2.9
Rent	0.1	0.1
Customer service center operating costs	0.6	0.8
Business promotion	0.2	0.2
Travel and meals	0.2	0.3
IT and telecommunications	0.1	0.2
Professional costs	0.3	0.3
Other	0.1	0.2

	$4.0	$5.0

The increase in salaries, wages and related expense of $0.5 million was due to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. As a percentage of revenues, operating expenses at Royal Wolf decreased to 24.6% in 2007 from 25.8% in 2006.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.3 million to $1.0 million during 2007 compared to $0.7 million during 2006. This increase was primarily the result of adjustments to fair values of fixed assets and identifiable intangible assets at the date of acquisition. The amortization of identifiable intangible assets will be approximately $2.5 million on an annualized basis.

Interest Income.  We had interest income earned on marketable securities held in the Trust Account of $1.0 million in 2007.

Interest Expense. The increase in interest expense was due principally to an increase in total debt, which was $38.4 million at September 30, 2006 and $58.7 million at September 30, 2007. This increase in total debt was due principally to additional debt incurred in connection with the acquisition of Royal Wolf, including an increase in the amount of Royal Wolf’s credit facility with Australian and New Zealand Banking Group Limited and the secured senior subordinated note in the amount of $16.8 million issued to Bison Capital.

Foreign Currency Exchange. As a result of the acquisition of Royal Wolf, we now have certain U.S. dollar-denominated debt at Royal Wolf, including long-term intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of income. We had foreign currency exchange gains of $1.9 million in 2007 because the Australian dollar strengthened against the U.S. dollar during 2007 as compared to 2006.

Income Taxes. Our effective income tax rate decreased from 74.9% during 2006 to 34.5% during 2007 as a result of certain non-deductible amounts included in 2006 for Australian income tax purposes being extinguished in 2007and the amortization of goodwill for U.S. income tax reporting purposes being deductible in 2007.

Net Income. We had net income of $1.5 million during 2007 compared to net income of $0.1 million during 2006 primarily as a result of the favorable impact of the foreign currency exchange gain.

Measures not in Accordance with Generally Accepted Accounting Principles (“GAAP”)

          Earnings before income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.

          EBITDA is a non-GAAP measure, which we define as earnings before interest expense, income taxes and depreciation and amortization; or operating income before depreciation and amortization. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results.

          EBITDA and adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA only supplementally. The following table shows our EBITDA and adjusted EBITDA, and the reconciliation from operating income (loss) (in thousands):

	Predecessor		Successor	Combined
	Quarter	Period from	Period from	Quarter
	Ended	July 1, to	September 14, to	Ended
	September 30,	September 13,	September 30,	September 30,
	2006	2007	2007	2007

Operating income (loss)	$970	$1,530	$(111)	$1,419
Add - depreciation and amortization	706	653	338	991
EBITDA	1,676	2,183	227	2,410
Add -
Stock-based compensation	--	--	34	34
Contributed services	--	--	14	14
Adjusted EBITDA	$1,676	$2,183	$275	$2,458

Liquidity and Financial Condition

During 2007, our principal sources of capital for operations consisted of funds available from the unsecured limited recourse revolving line of credit from Ronald F. Valenta, our Chief Executive Officer, and from the credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). We also financed a smaller portion of its capital requirements through finance leases and lease-purchase contracts. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Predecessor		Successor	Combined
	Quarter	Period from	Period from	Quarter
	Ended	July 1, to	September 14, to	Ended
	September 30,	September 13,	September 30,	September 30,
	2006	2007	2007	2007

Net cash provided (used) by operating activities	$2,638	$4,294	$(1,679)	$2,615

Net cash used by investing activities	$(6,799)	$(3,078)	$(54,378)	$(57,456)

Net cash provided (used) by financing activities	$3,624	$(1,807)	$3,007	$1,200

Operating activities. Our operations provided net cash flow of $2.6 million during 2007, which was comparable to the $2.6 million during 2006. In 2007, the cash generated through increased profitability and cash management of payables was negatively impacted by increases in our receivables and inventory levels.

Investing Activities. Net cash used by investing activities was $57.5 million for 2007, as compared to $6.8 million for 2006. The increase in the use of cash was primarily the result of the acquisition of Royal Wolf, which used $52.0 million in 2007. Net capital expenditures for our lease fleet were $5.5 million in 2007 and $6.2 million in 2006. Capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and portable buildings with the growth of our business. Our container for lease fleet has increased from 15,948 units at June 30, 2007 to 16,979 units at September 30, 2007. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. We have no contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $1.2 million during 2007, as compared to $3.6 million during 2006. On September 14, 2007, we used $2.4 million to fully repay the line of credit with Mr. Valenta. In addition, in September 2007, we paid $6.4 million to stockholders electing to convert their shares of common stock into cash. Net borrowings under the ANZ credit facility, finance leasing activities and the Bison secured senior subordinated note totaled $2.7 million in 2007, as compared to net borrowings of $3.8 million in 2006. These net borrowings were used together with cash flow generated from operations to primarily fund expansion of our container lease fleet.

Financial Condition

Inventories increased from $5.8 million at June 30, 2007 to $10.6 million at September 30, 2007 primarily to meet the anticipated growth in sales of our containers.

Property, plant and equipment increased from $2.7 million at June 30, 2007 to $4.6 million at September 30, 2007 primarily due to the step-up to fair value in the basis of the fixed assets as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf.

Our total container for lease fleet increased from $40.9 million at June 30, 2007 to $56.9 million at September 30, 2007 primarily to meet the demand of increased leasing utilization. At September 30, 2007, we had 16,979 units in our container lease fleet, as compared to 15,848 units at June 30, 2007.

Intangible assets increased from $4.1 million at June 30, 2007 to $61.3 million at September 30, 2007 as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf.

Long-term debt, including current portion, increased from $44.2 million at June 30, 2007 to $58.7 million at September 30, 2007 primarily as a result of the issuance of the secured senior subordinated note in the original principal amount of $16.8 million to Bison Capital. See Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of our long-term debt.

We believe that our cash on-hand and cash flow provided by operations will be adequate to cover our working capital and debt service requirements and a certain portion of our planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. We expect to finance our capital expenditure requirements under our ANZ credit facility or through capital lease agreements. We continually evaluate potential acquisitions. We expect that any future acquisitions will be funded through cash flow provided by operations and by additional borrowings under our ANZ credit facility.

Off-Balance Sheet Arrangements

           We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

  Although demand from certain specific customer segments can be seasonal, our operations as a whole are not seasonal to any significant extent. We experience a reduction in sales volumes during Australia’s summer holiday break from mid-December to the end of January, followed by February being a short working day month. However, this reduction in sales typically is counterbalanced by the increased lease revenues derived from the relocations industry, which experiences its seasonal peak of personnel relocations during this same summer holiday break.

Impact of Inflation

We believe that inflation has not had a material effect on our business.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods. We believe the following are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

In preparing our condensed consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination.

We adopted FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, effective January 1, 2007. For discussion of the impact of adoption of FIN 48, see Note 2 of Notes to the Condensed Consolidated Financial Statements.

There have been no other significant changes in our critical accounting policies, estimates and judgments during the quarter ended September 30, 2007.

Impact of Recently Issued Accounting Pronouncements

Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices.

Credit Risk. It is our policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that our exposure to bad debts is not significant. For transactions that are not denominated in the measurement currency of the relevant operating unit, we do not offer credit terms without the specific approval of the Head of Credit in Australia. With respect to credit risk arising from the other financial assets, which comprise cash and cash equivalents, available-for-sale financial assets and certain derivative instruments, the our exposure to credit risk arises from default of the counter party, with a maximum exposure equal to the carrying amount of these instruments. As the counter party for derivative instruments is nearly always a bank, we have assessed this as a low risk. In our opinion, we have no significant concentrations of credit risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we enter into interest rate swaps, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge changes in the interest rate of its commercial bill liability. The secured loan and interest rate swap have the same critical terms, including expiration dates. We believe that financial instruments designated as interest rate hedges are highly effective. However, documentation of such as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations.

Foreign currency risk. We have transactional currency exposure. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. Dollars. We have a bank account at ANZ denominated in U.S. Dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. We use forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. We believe that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations.

We are exposed to market risks related to foreign currency translation caused by fluctuations in foreign currency exchange rates between the U.S. dollar and the Australian dollar. The assets and liabilities of Royal Wolf are translated from the Australian dollar into the U.S. dollar at the exchange rate in effect at each balance sheet date, while income statement amounts are translated at the average rate of exchange prevailing during the reporting period. A strengthening of the U.S. dollar against the Australian dollar could, therefore, reduce the amount of cash and income we receive and recognize from our Australian operations. We also now have certain U.S. dollar-denominated debt at Royal Wolf, including long-term intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. As foreign exchange rates vary, our results of operations and profitability may be harmed. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the potential volatility of currency exchange rates. To the extent we expand our business into other countries; we anticipate that we will face similar market risks related to foreign currency translations caused by exchange rate fluctuations between the U.S. dollar and the currencies of those countries.

Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for a further discussion of financial instruments.

Item 4. Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of June 30, 2007 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of September 30, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the six months ended June 30, 2007. In addition to risk factors included in that Transition Report, you should also consider all the Risks Related to “Our Business and Operations Following Our Acquisition of Royal Wolf” as set forth in the Definitive Proxy Statement filed in connection with the Royal Wold acquisition and which is hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that have not been previously reported.

Item. 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held a special meeting of stockholders on September 11, 2007 to consider and act on a proposal to acquire Royal Wolf. The stockholders of the Company approved the acquisition as follows:

For	Against	Abstain
7,037,930	835,417	7,815

In addition, as required by the Company’s Certificate of Incorporation, a majority of the holders of shares purchased in the Company’s IPO voted in favor of the acquisition.

Item 5. Other Information.

On October 30, 2007, the Board of Directors of the Company approved an amendment to the Bylaws of the Corporation to permit book entry shares to comply with DTC’s direct registration system.

Item 6. Exhibits.

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007	GENERAL FINANCE CORPORATION By: /s/ Ronald F. Valenta Ronald F. Valenta Chief Executive Officer

By: /s/ Charles E. Barrantes Charles E. Barrantes Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.2	Amended and Restated Bylaws

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

10.29	Compensation of Non-Employee Directors

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350