Form 10-Q
period 2007-12-31
General Finance CORP
filed 2008-02-14
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________ to __________________.

Commission file number 001-32845

GENERAL FINANCE CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0163571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 East Union Street
Pasadena, CA 91103
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,690,099 shares issued and outstanding as of January 31, 2008.

GENERAL FINANCE CORPORATION

INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	Predecessor	Successor (Note 1)
	June 30,	June 30,	December 31,
	2007	2007	2007
			(Unaudited)
Assets
Cash and cash equivalents, including $68,218 held in trust account at June 30, 2007 (successor)	$886	$68,277	$1,999
Trade and other receivables, net of allowance for doubtful accounts of $237 and $206 at June 30, 2007 and December 31, 2007, respectively	13,322	—	18,649
Inventories	5,472	—	16,795
Prepaid expenses	—	111	48
Total current assets	19,680	68,388	37,491

Lease receivables	1,364	—	1,565
Property, plant and equipment, net	2,737	2	4,375
Container for lease fleet, net	40,928	—	66,469
Intangible assets, net	4,079	—	55,307
Deferred tax assets	—	132	—
Other assets (including $1,548 of deferred acquisition costs at June 30, 2007)	—	2,556	3
Total non-current assets	49,108	2,690	127,719
Total assets	$68,788	$71,078	$165,210

Current liabilities
Trade payables and accrued liabilities	$8,641	$893	$19,919
Current portion of long-term debt and obligations, including borrowings from related party of $2,350 at June 30, 2007 (successor)	10,359	2,350	4,149
Income tax payable	245	177	132
Employee benefits	1,614	12	1,064
Deferred underwriting fees	—	1,380	—
Total current liabilities	20,859	4,812	25,264

Non-current liabilities
Long-term debt and obligations, net of current portion	33,811	—	65,085
Deferred tax liabilities	881	—	101
Employee benefits and other non-current liabilities	197	—	1,544
Common stock, subject to possible conversion	—	13,339	—
Total non-current liabilities	34,889	13,339	66,730

Commitments and contingencies	—	—	—

Minority Interest	—	—	8,433

Stockholders’ equity
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding (successor)	—	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized; 10,500,000 shares and 9,690,099 shares outstanding at June 30, 2007 and December 31, 2007, respectively (successor)	—	1	1
Class D and common stock (predecessor)	12,187	—	—
Additional paid-in capital	—	51,777	60,065
Accumulated other comprehensive income	862	—	849
Retained earnings (accumulated deficit)	(9)	1,149	3,868
	13,040	52,927	64,783
Total liabilities and stockholders’ equity	$68,788	$71,078	$165,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor	Successor (Note 1)
	Quarter Ended	Quarter Ended
	December 31,	December 31,
	2006	2007
Revenues
Sales of containers	$12,682	$22,198
Leasing of containers	5,358	7,654
	18,040	29,852

Costs and expenses
Cost of sales	10,605	18,454
Leasing, selling and general expenses	7,390	5,897
Depreciation and amortization	818	2,245

Operating income (loss)	(773)	3,256

Interest income	37	128
Interest expense	(1,044)	(1,585)
Foreign currency exchange gain and other	49	61
	(958)	(1,396)

Income (loss) before provision for income taxes and minority interest	(1,731)	1,860

Provision for income taxes	468	606
Minority interest	—	57
Net income (loss)	$(2,199)	$1,197
Net income per share:
Basic		$0.12
Diluted		0.09
Weighted average shares outstanding
Basic		9,690,099
Diluted		13,167,347

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor		Successor (Note 1)
	Six Months	Period from	Six Months
	Ended	July 1 to	Ended
	December 31,	September 13,	December 31,
	2006	2007	2007
Revenues
Sales of containers	$23,308	$10,944	$25,476
Leasing of containers	10,234	4,915	8,775
	33,542	15,859	34,251

Costs and expenses
Cost of sales	20,381	9,466	21,401
Leasing, selling and general expenses	11,440	4,210	7,122
Depreciation and amortization	1,524	653	2,583

Operating income (loss)	197	1,530	3,145

Interest income	39	14	1,103
Interest expense	(1,815)	(947)	(1,959)
Foreign currency exchange gain (loss) and other	47	(129)	2,105
	(1,729)	(1,062)	1,249

Income before provision for income taxes and minority interest	(1,532)	468	4,394

Provision for income taxes	617	180	1,461
Minority interest	—	—	214
Net income	$(2,149)	$288	$2,719

Net income per share:
Basic			$0.27
Diluted			0.20
Weighted average shares outstanding
Basic			10,020,222
Diluted			13,473,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

Successor

				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2007	10,500,000	$1	$51,777	$—	$1,149	$52,927

Reversal of common stock subject to possible conversion	—	—	12,858	—	—	12,858

Conversion of common stock into cash	(809,901)	—	(6,042)	—	—	(6,042)

Issuance of warrants	—	—	1,309	—	—	1,309

Share-based compensation	—	—	76	—	—	76

Contributed services	—	—	87	—	—	87

Net income	—	—	—	—	2,719	2,719

Cumulative translation adjustment	—	—	—	849	—	849

Balance at December 31, 2007	9,690,099	$1	$60,065	$849	$3,868	$64,783

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Predecessor		Successor (Note 1)
	Six Months	Period from	Six Months
	Ended	July 1 to	Ended
	December 31,	September 13,	December 31,
	2006	2007	2007
Net cash provided (used) by operating activities	$4,385	$4,294	$(6,484)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	41	28	16
Acquisitions (including deferred financing costs ), net of cash acquired	—	—	(70,953)
Purchases of property, plant and equipment	(337)	—	(114)
Purchases of container lease fleet	(9,151)	(3,106)	(3,806)
Purchases of intangible assets	(449)	—	(15)
Payment of deferred purchase consideration	(151)	—	—
Net cash used by investing activities	(10,047)	(3,078)	(74,872)

Cash flows from financing activities:
Leasing activities	(216)	(7,921)	61
Proceeds from long-term borrowings	6,670	1,124	14,446
Proceeds from issuances of capital	—	4,990	—
Payments to converting stockholders; including interest income, net	—	—	(6,426)
Minority interest	—	—	8,278
Repayment of borrowings from related party	—	—	(2,350)
Net cash provided (used) by financing activities	6,454	(1,807)	14,009

Net decrease in cash	792	(591)	(67,347)

Cash at beginning of period	567	886	68,277

Translation adjustment	(875)	(5)	1,069

Cash at end of period	$484	$290	$1,999

The accompanying notes are an integral part of these condensed consolidated financial statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Organization and Business Operations

Organization

General Finance Corporation (“GFN”) was incorporated in Delaware in 2005 to effect a business combination with one or more operating businesses. From inception through September 13, 2007, GFN had no business or operations. References to the Company in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”). In September 2007, the Company changed its fiscal year to June 30 from December 31.

Acquisition of Royal Wolf

On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one U.S. dollar to $0.8407 Australian dollar realized in connection with payments made upon completion of the acquisition, the purchase price for RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. The Company paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock on GFN U.S. GFN U.S. through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

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

The total purchase price, including the Company’s transaction costs of approximately $1.7 million, a non-compete agreement of $2.5 million (prior to tax benefit) and deferred financing costs of $1.2 million; has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of September 13, 2007, as follows (in thousands):
	September 13, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$290	$
Trade and other receivables	11,930
Inventories (primarily containers)	9,224
Lease receivables	1,452
Property, plant and equipment	4,345
Container for lease fleet	51,362
Other assets	586
Trade and other payables	(14,991)
Income tax payable	(178)
Other current liabilities	(974)
Long-term debt and obligations	(37,868)
Total net tangible assets acquired and liabilities assumed			$25,178

Fair value of intangible assets acquired:
Customer lists	21,722
Non-compete agreement	3,139
Software and other (including deferred financing costs of $1,187)	1,478
Goodwill	18,142
Total intangible assets acquired			44,481
Total purchase consideration			$69,659

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited condensed consolidated statements of operations of “Successor” only reflect the operating results of the Company following the date of acquisition of Royal Wolf and do not reflect the operating results of Royal Wolf prior to the acquisition. The following pro forma unaudited information for the three and six months ended December 31, 2006 and for the six months ended December 31, 2007 assumes the acquisition of Royal Wolf occurred on October 1, 2006, July 1, 2006 and July 1, 2007, respectively (in thousands):

	Three months ended December 31,	Six months ended December 31,
	2006	2006	2007
Revenues	$18,040	$33,542	$50,110
Net income (loss)	$(1,308)	$(1,630)	$2,066
Pro forma net income (loss) per share -
Basic	$(0.14)	$(0.17)	$0.21
Diluted	(0.14)	(0.17)	0.15

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

 Note 2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2008. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company and Royal Wolf, which are included in the Company’s Transition Report on Form 10-K  for the six months ended June 30, 2007 filed with the Securities and Exchange Commission (SEC).

Certain reclassifications have been made to conform to the current period presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company’s functional currency for its operations in Australia is the Australian (“AUS”) dollar. All adjustments resulting from the translation of the accompanying consolidated financial statements from the functional currency into the United States (“U.S.”) dollar reporting currency are recorded as a component of stockholders’ equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation . All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the period. Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the functional currency at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates prevailing at the dates the fair value was determined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Derivative Financial Instruments

Derivative financial instruments consist of warrants issued as part of the Initial Public Offering (“IPO”), a purchase option that was sold to the representative of the underwriters (Note 3) and warrants issued in connection with a senior subordinated promissory note with Bison Capital (Note 5). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position or results of operations; except for the $100 in proceeds from the sale of the purchase option and the discounting of the senior subordinated promissory note for the fair market value of the warrants issued to Bison Capital. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments. At the date of issuance, the Company determined the purchase option and the warrants issued to Bison Capital had a fair market value of approximately $641,000 and $1,309,000, respectively, using the Black-Scholes pricing model.

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

Amortization and impairment

Amortization is charged to the statement of operations on the straight-line basis over the estimated useful lives of intangible assets unless such lives are indefinite. Goodwill and intangible assets with an indefinite useful life are systematically tested for impairment annually at each balance sheet date. Impairment losses, if incurred, are recognized in the statement of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of stock on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist of primarily containers held for sale or lease and are comprised of the following (in thousands):

	Predecessor	Successor
	June 30,	December 31,
	2007	2007

Finished goods	$4,113	$12,896
Work in progress	1,359	3,899
	$5,472	$16,795

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income before taxes.

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

	Quarter Ended	Six Months Ended
	December 31, 2007
Basic	9,690,099	10,020,222
Assumed exercise of warrants	3,433,003	3,408,761
Assumed exercise of stock options	44,245	44,177
Diluted	13,167,347	13,473,160

Interest

Interest expense consists of interest payable on borrowings (including capital lease obligations) calculated using the effective interest method, the amortization of deferred financing costs and gains and losses on hedging instruments that are recognized in the statement of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. , which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008 and management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  SFAS 158 addresses the recognition of over-funded or under-funded status of a defined benefit plan as an asset or liability on an entity's balance sheet.  This requirement is effective for fiscal years beginning after December 15, 2006.  The statement also requires the funded status of a plan be measured as of the employer's fiscal year-end balance sheet.  The requirement is effective as of the beginning of a fiscal year beginning after December 15, 2008. Management does not believe that the adoption of SFAS No. 158 will have a material effect on the Company’s consolidated financial statements.

Note 3.  Initial Public Offering (“IPO”)

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

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares that voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid to our IPO underwriters as deferred underwriting fees.

In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $7.20. This option may be exercised on a cashless basis. This option expires April 5, 2011.

Note 4. Acquisitions

On November 14, 2007, the Company, through GFN Finance and Royal Wolf, entered into a Business Sale Agreement dated November 14, 2007 (the “Business Sale Agreement”) with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL. GE SeaCo Australia Pty Ltd is owned by GE SeaCo SRL, which is a joint venture between Genstar Container Corporation (a subsidiary of General Electric) and Sea Containers Ltd. Sea Containers Ltd. is in bankruptcy reorganization (collectively “GE SeaCo”). Pursuant to the Business Sale Agreement, on November 15, 2007, the Company purchased the assets of GE SeaCo used in its dry and refrigerated container business in Australia and Papua New Guinea for $17,850,000, after adjustments. The Business Sale Agreement contains a three-year non-competition agreement from GE SeaCo and certain affiliates covering Australia and Papua New Guinea. The purchase price was paid at the closing, less a holdback of approximately $900,000 deposited into an escrow account for one year to provide for damages from breach of representations and warranties by GE SeaCo and any post-closing purchase price adjustments.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total purchase price, including the Company’s transaction costs of approximately $37,000, a non-compete agreement of $2.0 million (prior to tax benefit) and deferred financing costs of $84,000 has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of November 14, 2007, as follows (in thousands):

	November 14, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Inventories (primarily containers)	$1,746
Property, plant and equipment	28
Container for lease fleet	9,952
Trade and other payables	(229)
Total net tangible assets acquired and liabilities assumed		$11,497

Fair value of intangible assets acquired:
Non-compete agreement	1,999
Deferred financing costs	84
Goodwill	4,270
Total intangible assets acquired		6,353
Total purchase consideration		$17,850

Note 5. Long-term Debt and Obligations

ANZ Senior Credit Facility

The Company has a credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by the Company’s Australian subsidiaries. At the closing of the acquisition of the assets from GE SeaCo (see Note 4), this facility was amended to increase the total committed facility limit to $61.6 million at December 31, 2007.

The aggregate ANZ facility comprises ten different sub-facilities. The largest of these sub-facilities is a receivables financing facility of up to $11.4 million (AUS$13.0 million) and two interchangeable loans under which the Company may borrow up to the lesser of $45.9 million (AUS$52.3 million) and $4.4 million (AUS$5.0 million), respectively, or 85% of the lower of liquidation or book value of its container fleet. The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate plus 1.65% per annum and may not be terminated except on default prior to ANZ’s next review date of the facility. The secured loan facilities mature five years following the initial drawdown on the facility, or September 2012. There is no amortization under the $45.9 million loan, while there is currently a $132,000 amortization per quarter under the $4.4 million loan. These loans bear interest at ANZ’s prime rate plus 1.35% per annum, with interest payable quarterly.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, commencing October 1, 2007, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may not prepay the Bison Note prior to September 13, 2008, but may thereafter prepay the Bison Note at a declining price of 103% of par prior to September 13, 2009, 102% of par prior to September 13, 2010, 101% of par prior to September 13, 2011, and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter-creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital the Company will pay Bison Capital on the scheduled maturity date a premium of $1.1 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender to us for cancellation any remaining warrants and warrants shares. The premium will be payable by us on the scheduled maturity date, whether or not the note has been paid by us on or before (or after) that date.

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

The Company was in compliance with all financial covenants pertaining to the ANZ credit facility and Bison Note as of December 31, 2007.

Capital Leases

Capital lease liabilities of the Company are payable as follows as of December 31, 2007 (in thousands):

	Minimum lease payments	Interest	Principal

Less than one year	$457	$35	$422
Between one and five years	167	19	148
More than five years	—	—	—
	$624	$54	$570

The Company has finance leases and lease purchase contracts for various motor vehicles, and other assets. These leases have no terms of renewal or purchase options or escalation clauses.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Financial Instruments

The carrying value of the Company’s financial instruments, which include cash and cash equivalents, receivables, trade and other payables, borrowings under the ANZ credit facility, the Bison Note, interest rate swaps, forward exchange contracts and commercial bills; approximate fair value due to current market conditions, maturity dates and other factors.

Exposure to credit, interest rate and currency risks arises in the normal course of the Company’s business. The Company may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.

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

The Company uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations. The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including long-term intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations.

Note 7.  Limited Recourse Revolving Line of Credit

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

 Note 8.  Related Party Transactions

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

Note 9.  Stock Option Plans

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which was approved by stockholders on June 14, 2007. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 1,500,000 shares of its common stock pursuant to options to be granted under the 2006 Plan. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of the Company’s common stock on the date of grant of the option. Unless terminated earlier, the 2006 Plan will automatically terminate June 30, 2016.

On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 and $9.05, respectively, with a vesting period of five years. Stock-based compensation expense of $187,400 related to these options was recognized in the statements of operations through December 31, 2007; with a corresponding benefit to additional paid-in capital. As of December 31, 2007, there remains $1,343,800 of unrecognized compensation expense that will be recorded in the statement of operations on a straight-line basis over the remaining vesting period. Also, as of December 31, 2007, 45,000 of these options are exercisable.

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

The weighted-average fair value of the stock options granted was $3.06 and $3.75 per option for the 2006 Grant and 2007 Grant, respectively, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8% and 3.27% (corresponding treasury bill rates) for the 2006 Grant and 2007 Grant, respectively; an expected life of 7.5 years; an expected volatility of 26.5% and 31.1% for the 2006 Grant and 2007 Grant, respectively; and no expected dividend.

Royal Wolf had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months’ service at the grant date. During the year ended June 30, 2007, $2,930,000 was paid to the employees relating to the ESOP with a remaining $759,000 being paid in July 2007.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Non-cancellable operating lease rentals at December 31, 2007 are payable as follows (in thousands):

Less than one year	$2,689
One-two years	1,384
Two-three years	1,108
Three-four years	638
Four-five years	286
Thereafter	384
$6,489

In connection with the asset purchase from GE SeaCo, the Company entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed sell to the Company, and the Company has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, the Company received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the Agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.

 Note 11. Cash Flows From Operating Activities

The following table provides a detail of cash flows from operating activities (in thousands):

	Predecessor		Successor
	Six Months Ended December 31,	Period from July 1 to September 13,	Six Months Ended December 31,
	2006	2007	2007
Cash flows from operating activities
Net income (loss)	$(2,149)	$288	$2,719
Loss (gain) on sales and disposals of fixed assets	—	11	(5)
Unrealized foreign exchange loss (gain)	(65)	58	(1,926)
Unrealized loss (gain) on forward exchange contracts	77	72	(179)
Unrealized loss on interest rate swaps	(81)	90	(237)
Depreciation and amortization	1,524	653	2,583
Amortization of deferred financing costs	—	—	408
Accretion of interest on subordinated debt	852	32	70
Share-based compensation expense	—	—	76
Contributed services	—	—	87
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	—	(226)
Deferred income taxes	617	180	1,905
Minority interest	—	—	214
Changes in operating assets and liabilities:
Trade and other receivables, net	(5,035)	1,090	(7,054)
Inventories	(851)	(3,822)	(7,261)
Other	16	—	(65)
Accounts payable and accrued liabilities	9,480	5,642	2,799
Income taxes payable	—	—	(392)
Net cash provided (used) by operating activities	$4,385	$4,294	$(6,484)

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

References in this Report to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); and GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”).

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

The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. We received approximately $60.8 million, of which we used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares that voted against the acquisition and, in accordance with our certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid to our IPO underwriters as deferred underwriting fees.

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

We lease and sell storage container products in Australia. We currently have approximately 200 employees and operate 17 customer service centers located in every state in Australia. We are the only portable container lease and sales company represented in all major business centers in Australia and, as such, we are the only storage container products company with a nationally integrated infrastructure and work force.   We serve both small to mid-size retail customers and large corporate customers in the following sectors: road and rail; moving and storage; mining and defense; and portable buildings. Historically, our revenue mix has been over 67% sales and under 33% leasing. Generally, we consider sales and leasing in our customer service centers as retail operations.

Our products include the following.

Portable Storage Containers:  We lease and sell storage container products for on-site storage by retail outlets and manufacturers, local councils and government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and individual customers. Our portable storage products include general purpose dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities.

Portable Container Buildings:  We lease and sell portable container buildings for use as site offices, housing accommodations and for other purposes. We entered the portable building market in August 2005 with 20’ and 40’ portable buildings manufactured from steel container platforms, which we market primarily to mine operators, construction companies and the general public.

Freight Containers:  We lease and sell freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, domestic freight forwarders, transport companies, rail freight operators and the Australian military. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.

On November 14, 2007, the Company, through GFN Finance and Royal Wolf, entered into a Business Sale Agreement dated November 14, 2007 (the “Business Sale Agreement”) with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL. GE SeaCo Australia Pty Ltd is owned by GE SeaCo SRL, which is a joint venture between Genstar Container Corporation (a subsidiary of General Electric) and Sea Containers Ltd. Sea Containers Ltd. is in bankruptcy reorganization (collectively “GE SeaCo”). Pursuant to the Business Sale Agreement, on November 15, 2007, the Company purchased the assets of GE SeaCo used in its dry and refrigerated container business in Australia and Papua New Guinea for $17,850,000. The Business Sale Agreement contains a three-year non-competition agreement from GE SeaCo and certain affiliates covering Australia and Papua New Guinea.

In connection with the asset purchase from GE SeaCo, the Company entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed sell to the Company, and the Company has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, the Company received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the Agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.

Results of Operations

Quarter Ended December 31, 2007 (“QE FY 2008”) Compared to Quarter Ended December 31, 2006 (“QE FY 2007”)

The following discussion compares the QE FY 2007 results of operations of Royal Wolf, as Predecessor, to those of the Company, as Successor, for QE FY 2008.

Revenues. Sales of containers during QE FY 2008 amounted to $22.2 million compared to $12.7 million during QE FY 2007; representing an increase of $9.5 million or 74.8% .This increase was mainly due to growth in revenues from sales of containers in our retail operations of $4.3 million, sales of $3.2 million in our non-retail operations and $2.0 million due to favorable foreign exchange rates. The $4.3 million increase in our retail operations consisted of $3.0 million due to higher unit sales and $1.3 million due to price increases. The $3.2 million increase in our non-retail operations consisted of $3.4 million due to higher unit sales, offset somewhat by price decreases of $0.2 million.

Leasing of container revenues during QE FY 2008 amounted to $7.7 million compared to $5.4 million during QE FY 2007, representing an increase of $2.3 million, or 42.6%. This was driven by favorable foreign exchange rates of $0.8 million, an increase of $0.3 million in our average total number of units on lease per month in our portable container building business, which increased by 47.8% during QE FY 2008 compared to QE FY 2007; and an increase of $1.2 million in our average total number of units on lease per month in our portable storage container business, primarily as a result of our acquisition of the assets of GE SeaCo in November 2007. A 4.6% decline in the average number of units on lease to our customers in the moving and transporting business was offset by increases in price which allowed our portable storage business revenues to remain unchanged from QE FY 2007. Average utilization in our retail operations was 84.1% during QE FY 2008, as compared to 85.4% during QE FY 2007; and our average utilization in our non-retail operations was 83.1% during QE FY 2008, as compared to 76.8% during QE FY 2007. Overall our average utilization was 83.9% in QE FY 2008, as compared to 82.8% in QE FY 2007.

The average value of the United States (“U.S.”) dollar against the Australian dollar declined during QE FY 2008 as compared to QE FY 2007. The average currency exchange rate during QE FY 2007 was $0.77022 to one U.S. dollar compared to $0.8905 to one U.S. dollar during QE FY 2008. This fluctuation in foreign currency exchange rates resulted in an increase to our container sales and leasing revenues of $2.0 million and $0.8 million, respectively, during QE FY 2008 compared to QE FY 2007; representing 23.5% of the increase in total revenues.

Cost of Sales. Cost of sales in our container sales business increased by $7.9 million to $18.5 million during QE FY 2008 compared to $10.6 million during QE FY 2007.  The increase was due to foreign exchange translation effect of $1.3 million and cost increases of $3.4 million and $3.2 million in our retail and non-retail operations, respectively. Our gross profit margin from sales revenues improved during QE FY 2008 to 16.9% compared to 16.4% during QE FY 2007 as a result of price increases and favorable product mix.

Leasing, Selling and General Expenses. Leasing, selling and general expenses decreased by $1.5 million during QE FY 2008, or 20.3%, to $5.9 million from $7.4 million during QE FY 2007. This decrease was partially offset by approximately $0.6 million incurred at GFN. The following table provides more detailed information about the Royal Wolf operating expenses of $5.3 million in QE FY 2008 as compared to $7.4 million in QE FY 2007:

	Quarter Ended December 31,
	(In millions)
	2006	2007
Salaries, wages and related	$5.4	$3.0
Rent	0.1	0.1
Customer service center (“CSC”) operating costs	0.6	0.9
Business promotion	0.2	0.2
Travel and meals	0.2	0.2
IT and telecommunications	0.1	0.2
Professional costs	0.4	0.4
Other	0.4	0.3

	$7.4	$5.3

QE FY 2007 salaries, wages and related expenses include a shared-based payment expense of $2.9 million to recognize the full vesting of options as a result of the realization event on the purchase of approximately 80% of RWA by Bison Capital in March 2007. The increase in QE FY 2008 from QE FY 2007 in salaries, wages and related expenses and CSC costs of $0.5 million and $0.3 million, respectively, were due to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. As a percentage of revenues, operating expenses at Royal Wolf decreased to 17.7% in QE FY 2008 from 41.1% (25.0% not including the share-based payment expense) in QE FY 2007.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.4 million to $2.2 million during QE FY 2008 compared to $0.8 million during QE FY 2007. The increase was primarily the result of adjustments to fair values of fixed assets and identifiable intangible assets as a result of acquisitions. The amortization of identifiable intangible assets (customer lists and non-compete agreements) represented approximately $1.1 million of this increase.

Interest Expense. The increase in interest expense $0.6 million in QE FY 2008 as compared to QE FY 2007was due principally to an increase in total long-term debt, which was $41.7 million at December 31, 2006 and $69.2 million at December 31, 2007. This increase in total debt was due principally to additional debt incurred in connection with the acquisitions of Royal Wolf and GE SeaCo, including an increase in the amount of Royal Wolf’s credit facility with Australian and New Zealand Banking Group Limited and the secured senior subordinated note in the amount of $16.8 million issued to Bison Capital.

Foreign Currency Exchange. As a result of the acquisition of Royal Wolf, we now have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of income. Effective October 1, 2007, the foreign exchange effect of the principal balance of the U.S. dollar-denominated intercompany borrowings are now included in accumulated other comprehensive income since we do not expect repayment in the foreseeable future.

Income Taxes. Our effective income tax rate decreased to 32.6% during the QE FY 2008 as a result of certain non-deductible amounts included in the QE FY 2007 for Australian income tax purposes being extinguished and the amortization of goodwill for U.S. income tax reporting purposes being deductible in QE FY 2008.

Net Income. We had net income of $1.2 million during QE FY 2008 compared to a net loss of $2.2 million during QE FY 2007 primarily as a result of increased revenues from the sales and leasing of containers in QE FY 2008 and the fact that QE FY 2007 included share-based expense of $2.9 million.

Six Months Ended December 31, 2007 (”YTD FY 2008”) Compared to Six Months Ended December 31, 2006 (“YTD FY 2007”)

We had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007. Comparisons of our results of operations for YTD FY 2008 with YTD FY 2007 therefore are not particularly meaningful. We believe a more meaningful comparison is the results of operations of Royal Wolf for YTD FY 2007 with the combined results of our operations and Royal Wolf during YTD FY 2008. To assist in this comparison, the following table sets forth condensed statements of operations for the following: (i) Royal Wolf, as Predecessor, for YTD FY 2007 and for the period July 1, 2007 to September 13, 2007; (ii) the Company, as Successor, for YTD FY 2008, which reflects the results of operations of Royal Wolf and its subsidiaries for the period September 14, 2007 through December 31, 2007; and (iii) the combined results of operations of the Predecessor and Successor for YTD FY 2008.

	Predecessor		Successor	Combined
	Six Months Ended December 31,	Period from July 1 to September 13,	Six Months Ended December 31,	Six Months Ended December 31,
	2006	2007	2007	2007
	(In thousands)
Revenues
Sale of containers	$23,308	$10,944	$25,476	$36,420
Leasing of containers	10,234	4,915	8,775	13,690
	33,542	15,859	34,251	50,110

Costs and expenses
Cost of sales	20,381	9,466	21,401	30,867
Leasing, selling and general expenses	11,440	4,210	7,122	11,332
Depreciation and amortization	1,524	653	2,583	3,236

Operating income (loss)	197	1,530	3,145	4,675

Interest income	39	14	1,103	1,117
Interest expense	(1,815)	(947)	(1,959)	(2,906)
Foreign currency exchange gain (loss) and other	47	(129)	2,105	1,976
	(1,729)	(1,062)	1,249	187

Income (loss) before provision for income taxes and minority interest	(1,532)	468	4,394	4,862

Provision for income taxes	617	180	1,461	1,641

Minority interest	—	—	214	214

Net income (loss)	$(2,149)	$288	$2,719	$3,007

Revenues. Sales of containers during YTD FY 2008 amounted to $36.4 million compared to $23.3 million during YTD FY 2007; representing an increase of $13.1 million or 56.2% .This increase was mainly due to growth in revenues from sales of containers in our retail operations of $6.1 million, sales of $3.7 million in our non-retail operations and $3.2 million due to favorable foreign exchange rates. The $6.1 million increase in our retail operations consisted of $4.2 million due to higher unit sales and $1.9 million due to price increases. The $3.7 million increase in our non-retail operations consisted of $2.5 million due to higher unit sales and $1.2 million due to price increases.

Leasing of container revenues during YTD FY 2008 amounted to $13.7 million compared to $10.2 million during YTD FY 2007, representing an increase of $3.5 million, or 34.3%. This was primarily driven by favorable foreign exchange rates of $1.4 million, an increase of $0.8 million in our average total number of units on lease per month in our portable container building business, which increased by 67.4% during QE FY 2008 compared to QE FY 2007; and an increase of $1.2 million in our average total number of units on lease per month in our portable storage container business, primarily as a result of our acquisition of the assets of GE SeaCo in November 2007. Average utilization in our retail operations was 86.3% during YTD FY 2008, as compared to 88.1% during YTD FY 2007; and our average utilization in our non-retail operations was 78.3% during YTD FY 2008, as compared to 75.9% during YTD FY 2007. Overall our average utilization was 82.1% in YTD FY 2008, as compared to 81.1% in YTD FY 2007.

The average value of the U.S. dollar against the Australian dollar declined during YTD FY 2008 as compared to YTD FY 2007. The average currency exchange rate during YTD FY 2007 was $0.76365 to one U.S. dollar compared to $0.86892 to one U.S. dollar during YTD FY 2008. This fluctuation in foreign currency exchange rates resulted in an increase to our container sales and leasing revenues of $3.2 million and $1.4 million, respectively, during YTD FY 2008 compared to YTD FY 2007; representing 27.7% of the increase in total revenues.

Cost of Sales. Cost of sales in our container sales business increased by $10.5 million to $30.9 million during YTD FY 2008 compared to $20.4 million during YTD FY 2007.  The increase was due to foreign exchange translation effect of $2.4 million and cost increases of $4.5 million and $3.6 million in our retail and non-retail operations, respectively. Our gross profit margin from sales revenues improved during YTD FY 2008 to 15.2% compared to 12.6% during YTD FY 2007 as a result of price increases and favorable product mix.

Leasing, Selling and General Expenses. Leasing, selling and general expenses decreased by $0.1million during YTD FY 2008 to $11.3 million from $11.4 million during YTD FY 2007. This decrease was partially offset by approximately $1.1 million incurred at GFN. The following table provides more detailed information about the Royal Wolf operating expenses of $10.2 million in YTD FY 2008 as compared to $11.4 million in YTD FY 2007:

	Six Months Ended December 31,
	2006	2007
	(In millions)
Salaries, wages and related	$7.8	$5.9
Rent	0.2	0.2
CSC operating costs	1.2	1.7
Business promotion	0.4	0.4
Travel and meals	0.4	0.5
IT and telecommunications	0.2	0.4
Professional costs	0.7	0.7
Other	0.5	0.4
	$11.4	$10.2

YTD FY 2007 salaries, wages and related expenses include a shared-based payment expense of $2.9 million to recognize the full vesting of options as a result of the realization event on the purchase of approximately 80% of RWA by Bison Capital in March 2007. The increase in YTD FY 2008 from YTD FY 2007 in salaries, wages and related expenses and CSC costs of $1.0 million and $0.5 million, respectively, were due to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. As a percentage of revenues, operating expenses at Royal Wolf decreased to 20.4% in YTD FY 2008 from 34.0% (25.4% not including the share-based payment expense) in YTD FY 2007.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.7 million to $3.2 million during YTD FY 2008 compared to $1.5 million during YTD FY 2007. The increase was primarily the result of adjustments to fair values of fixed assets and identifiable intangible assets as a result of acquisitions. The amortization of identifiable intangible assets (customer lists and non-compete agreements) represented approximately $1.3 million of this increase.

Interest Income.  We had interest income earned on marketable securities held in the Trust Account of $1.0 million in YTD FY 2008.

Interest Expense. The increase in interest expense of $1.1 million in YTD FY 2008 as compared to YTD FY 2007 was due principally to an increase in total long-term debt, which was $41.7 million at December 31, 2006 and $69.2 million at December 31, 2007. This increase in total debt was due principally to additional debt incurred in connection with the acquisitions of Royal Wolf and GE SeaCo, including an increase in the amount of Royal Wolf’s credit facility with Australian and New Zealand Banking Group Limited and the secured senior subordinated note in the amount of $16.8 million issued to Bison Capital.

Foreign Currency Exchange. As a result of the acquisition of Royal Wolf, we now have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. We had foreign currency exchange gains of approximately $2.0 million in YTD FY 2008 because the Australian dollar strengthened against the U.S. dollar during YTD FY 2008 as compared to YTD FY 2007. Effective October 1, 2007, the foreign exchange effect of the principal balance of the U.S. dollar-denominated intercompany borrowings are now included in accumulated other comprehensive income since we do not expect repayment in the foreseeable future.

Income Taxes. Our effective income tax rate decreased to 33.8% during the YTD FY 2008 as a result of certain non-deductible amounts included in the YTD FY 2007 for Australian income tax purposes being extinguished and the amortization of goodwill for U.S. income tax reporting purposes being deductible in YTD FY 2008.

Net Income. We had net income of $3.0 million during YTD FY 2008 compared to a net loss of $2.1 million during YTD FY 2007 primarily as a result of increased revenues from the sales and leasing of containers in QE FY 2008, the fact that QE FY 2007 included share-based expense of $2.9 million and the favorable impact of the foreign currency exchange gain..

Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“GAAP”)

Earnings before interest, income taxes, depreciation and amortization (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.

EBITDA is a non-GAAP measure, which we define as earnings before interest expense, income taxes and depreciation and amortization; or operating income before depreciation and amortization. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results.

EBITDA and adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA only supplementally. The following table shows our EBITDA and adjusted EBITDA, and the reconciliation from operating income (loss):

	Predecessor	Successor
	Quarter Ended December 31,	Quarter Ended December 31,
	2006	2007
	(In thousands)
Operating income (loss)	$(773)	$3,256
Add - depreciation and amortization	818	2,245
EBITDA	45	5,501
Add -
Stock-based compensation	—	42
Contributed services	—	73
Adjusted EBITDA	$45	$5,616

	Predecessor		Successor	Combined
	Six Months Ended December 31,	Period from July 1 to September 13,	Six Months Ended December 31,	Six Months Ended December 31,
	2006	2007	2007	2007
	(In thousands)
Operating income (loss)	$197	$1,530	$3,145	$4,675
Add - depreciation and amortization	1,524	653	2,583	3,236
EBITDA	1,721	2,183	5,728	7,911
Add -
Stock-based compensation	—	—	76	76
Contributed services	—	—	87	87
Adjusted EBITDA	$1,721	$2,183	$5,891	$8,074

Liquidity and Financial Condition

Our principal source of capital for operations consists of funds available from the secured credit facility with Australia and New Zealand Banking Group Limited, which we refer to as “ANZ”. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. Prior to September 2007, we had an unsecured limited recourse revolving line of credit from Ronald F. Valenta, our Chief Executive Officer. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Predecessor		Successor	Combined
	Six Months Ended December 31,	Period from July 1 to September 13,	Six Months Ended December 31,	Six Months Ended December 31,
	2006	2007	2007	2007
	(In thousands)
Net cash provided (used) by operating activities	$4,385	$4,294	$(6,484)	$(2,190)

Net cash used by investing activities	$(10,047)	$(3,078)	$(74,872)	$(77,950)

Net cash provided (used) by financing activities	$6,454	$(1,807)	$14,009	$12,202

Operating activities. Our operations used net cash flow of $2.2 million during YTD FY 2008, as compared to providing net cash flow of $4.4 million during YTD FY 2007, primarily as a result of the increase in our receivables and inventory levels to meet the anticipated growth in sales of our containers.

Investing Activities. Net cash used by investing activities was $78.0 million for YTD FY 2008, as compared to $10.0 million for YTD FY 2007. The increase in the use of cash was primarily the result of the acquisitions of Royal Wolf, which used $53.1 million, and GE SeaCo, which used $17.9 million. Net capital expenditures for our lease fleet were $3.8 million in YTD FY 2008 and $9.2 million in YTD FY 2007. Capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and portable buildings with the growth of our business. Our container for lease fleet has increased from 15,948 units at June 30, 2007 to 23,377 units at December 31, 2007. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than the preferred supply agreement with GE SeaCo discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, we have no other contracts or other arrangements pursuant to which we are required to purchase a fixed or minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $12.2 million during YTD FY 2008, as compared to $6.5 million during YTD FY 2007. On September 14, 2007, we used $2.4 million to fully repay the line of credit with Mr. Valenta. In addition, in September 2007, we paid $6.4 million to stockholders electing to convert their shares of common stock into cash. Net borrowings under the ANZ credit facility, finance leasing activities and the Bison secured senior subordinated note totaled $14.5 million in YD FY 2008, as compared to net borrowings of $6.5 million in YTD FY 2007. These net borrowings were used together with cash flow generated from operations to primarily fund expansion of our container lease fleet.

Financial Condition

Inventories increased from $5.5 million at June 30, 2007 to $16.8 million at December 31, 2007, primarily to meet the anticipated growth in sales of our containers and from the acquisition of GE SeaCo. In addition, during QE 2008, we commenced recording purchases of containers directly into inventory rather than initially into fixed assets; which increased the inventory balance by approximately $2.6 million at December 31, 2007 from June 30, 2007.

Property, plant and equipment increased from $2.7 million at June 30, 2007 to $4.4 million at December 31, 2007 primarily due to the step-up to fair value in the basis of the fixed assets as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf.

Our total container for lease fleet increased from $40.9 million at June 30, 2007 to $66.5 million at December 31, 2007 primarily to meet the demand of increased leasing utilization and the acquisition of GE SeaCo. At December 31, 2007, we had 23,377 units in our container lease fleet, as compared to 15,848 units at June 30, 2007.

Intangible assets increased from $4.1 million at June 30, 2007 to $56.4 million at December 31, 2007 as a result of the purchase accounting adjustments in connection with our acquisitions of Royal Wolf and GE SeaCo.

Long-term debt, including current portion, increased from $44.2 million at June 30, 2007 to $69.2 million at December 31, 2007 primarily due to additional debt incurred in connection with the acquisitions of Royal Wolf and GE SeaCo, including an increase in the amount of Royal Wolf’s credit facility with Australian and New Zealand Banking Group Limited and the secured senior subordinated note in the amount of $16.8 million issued to Bison Capital. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our long-term debt.

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

For the issuances of stock options, we follow the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option and the embedded derivative is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in Royal Wolf’s industry and a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the derivative.

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

There have been no other significant changes in our critical accounting policies, estimates and judgments during the quarter ended December 31, 2007.

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

Credit Risk. It is our policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that our exposure to bad debts is not significant. For transactions that are not denominated in the measurement currency of the relevant operating unit, we do not offer credit terms without the specific approval of the Head of Credit in Australia. With respect to credit risk arising from the other financial assets, which comprise cash and cash equivalents, available-for-sale financial assets and certain derivative instruments, our exposure to credit risk arises from default of the counter party, with a maximum exposure equal to the carrying amount of these instruments. As the counter party for derivative instruments is nearly always a bank, we have assessed this as a low risk. In our opinion, we have no significant concentrations of credit risk.

Interest Rate Risk. Our exposure to market risk for changes in interest rates relates primarily to long-term debt obligations. Our policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, we enter into interest rate swaps, in which we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps are designated to hedge changes in the interest rate of our commercial bill liability. The secured loan and interest rate swap have the same critical terms, including expiration dates. We believe that financial instruments designated as interest rate hedges are highly effective. However, documentation of such as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations.

Foreign currency risk. We have transactional currency exposure. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. Dollars. We have a bank account at ANZ denominated in U.S. Dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. We use forward currency contracts and options to eliminate the currency exposures on the majority of our transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. We believe that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are taken directly to statement of operations.

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

Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements for a further discussion of financial instruments.

Item 4. Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of December 31, 2007 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the six months ended June 30, 2007 and our post-effective amendment on Form S-1 filed on January 29, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously reported.

Item. 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2008	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta Chief Executive Officer

By:	/s/ Charles E. Barrantes
Charles E. Barrantes Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.2	Business Sale Agreement (incorporated by reference to Exhibit 2.1 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.30
Employment Agreement between General Finance Corporation and Christopher A. Wilson (incorporated by reference to Exhibit 10.1 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.31
Preferred Supply Agreement among General Electric Capital Container Finance Corporation, Genstar Container Corporation, GE SeaCo SRL, Sea Containers Ltd., Royal Wolf Trading Australia Pty Limited and GE SeaCo Australia Pty Limited (incorporated by reference to Exhibit 10.2 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.32
Variation Letter between Australia and New Zealand Banking Group Limited and Royal Wolf Australia Group (incorporated by reference to Exhibit 10.3 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350