Form 10-Q
period 2008-03-31
General Finance CORP
filed 2008-05-14
CIK 1342287

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,690,099 shares issued and outstanding as of April 30, 2008.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	Predecessor	Successor (Note 1)
	June 30,	June 30,	March 31,
	2007	2007	2008
			(Unaudited)
Assets
Cash and cash equivalents, including $68,218 held in trust account at June 30, 2007 (successor)	$886	$68,277	$1,169
Trade and other receivables, net of allowance for doubtful accounts of $237 and $452 at June 30, 2007 and March 31, 2008, respectively	13,322	—	20,088
Inventories	5,472	—	20,660
Prepaid expenses	—	111	—
Total current assets	19,680	68,388	41,917

Lease receivables	1,364	—	1,619
Property, plant and equipment, net	2,737	2	4,616
Container for lease fleet, net	40,928	—	71,986
Intangible assets, net	4,079	—	59,821
Deferred tax assets	—	132	—
Other assets (including $1,548 of deferred acquisition costs at June 30, 2007)	—	2,556	23
Total non-current assets	49,108	2,690	138,065
Total assets	$68,788	$71,078	$179,982

Current liabilities
Trade payables and accrued liabilities	$8,641	$893	$19,845
Current portion of long-term debt and obligations, including borrowings from related party of $2,350 at June 30, 2007 (successor)	10,359	2,350	9,079
Income tax payable	245	177	140
Employee benefits	1,614	12	1,095
Deferred underwriting fees	—	1,380	—
Total current liabilities	20,859	4,812	30,159

Non-current liabilities
Long-term debt and obligations, net of current portion	33,811	—	70,968
Deferred tax liabilities	881	—	1,032
Employee benefits and other non-current liabilities	197	—	206
Common stock, subject to possible conversion	—	13,339	—
Total non-current liabilities	34,889	13,339	72,206

Commitments and contingencies	—	—	—

Minority Interest	—	—	8,762

Stockholders’ equity
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding (successor)	—	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized; 10,500,000 shares and 9,690,099 shares outstanding at June 30, 2007 and March 31, 2008, respectively (successor)	—	1	1
Class D and common stock (predecessor)	12,187	—	—
Additional paid-in capital	—	51,777	60,344
Accumulated other comprehensive income	862	—	3,808
Retained earnings (accumulated deficit)	(9)	1,149	4,702
Total stockholders’ equity	13,040	52,927	68,855
Total liabilities and stockholders’ equity	$68,788	$71,078	$179,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor	Successor (Note 1)
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2008

Revenues
Sales of containers	$14,133	$19,801
Leasing of containers	5,761	8,849
	19,894	28,650

Costs and expenses
Cost of sales	12,713	16,356
Leasing, selling and general expenses	4,626	6,473
Depreciation and amortization	1,058	2,251

Operating income	1,497	3,570

Interest income	44	91
Interest expense	(1,254)	(2,426)
Foreign currency exchange gain and other	183	115
	(1,027)	(2,220)

Income before provision for income taxes and minority interest	470	1,350

Provision for income taxes	244	376
Minority interest	—	140
Net income	$226	$834

Net income per share:
Basic		$0.09
Diluted		0.08

Weighted average shares outstanding
Basic		9,690,099
Diluted		11,083,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor		Successor (Note 1)
	Nine Months	Period from	Nine Months
	Ended	July 1 to	Ended
	March 31,	September 13,	March 31,
	2007	2007	2008

Revenues
Sales of containers	$37,441	$10,944	$45,277
Leasing of containers	15,995	4,915	17,624
	53,436	15,859	62,901

Costs and expenses
Cost of sales	33,094	9,466	37,757
Leasing, selling and general expenses	16,066	4,210	13,595
Depreciation and amortization	2,582	653	4,834

Operating income	1,694	1,530	6,715

Interest income	83	14	1,194
Interest expense	(3,069)	(947)	(4,385)
Foreign currency exchange gain (loss) and other	230	(129)	2,220
	(2,756)	(1,062)	(971)

Income (loss) before provision for income taxes and minority interest	(1,062)	468	5,744

Provision for income taxes	861	180	1,837
Minority interest	—	—	354
Net income (loss)	$(1,923)	$288	$3,553

Net income per share:
Basic			$0.36
Diluted			0.31

Weighted average shares outstanding
Basic			9,910,981
Diluted			11,304,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity
(In thousands, except share and per share data)
(Unaudited)

Successor
				Accumulated
	Common Stock		Additional Paid-In	Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity

Balance at June 30, 2007	10,500,000	$1	$51,777	$—	$1,149	$52,927

Reversal of common stock subject to possible conversion	—	—	12,858	—	—	12,858

Conversion of common stock into cash	(809,901)	—	(6,042)	—	—	(6,042)

Issuance of warrants	—	—	1,309	—	—	1,309

Share-based compensation	—	—	282	—	—	282

Contributed services	—	—	160	—	—	160

Net income	—	—	—	—	3,553	3,553

Cumulative translation adjustment	—	—	—	3,808	—	3,808

Balance at March 31, 2008	9,690,099	$1	$60,344	$3,808	$4,702	$68,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Predecessor		Successor (Note 1)
	Nine Months	Period from	Nine Months
	Ended	July 1 to	Ended
	March 31,	September 13,	March 31,
	2007	2007	2008
Net cash provided (used) by operating activities	$3,476	$4,294	$(6,889)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	75	28	16
Acquisitions (including deferred financing costs ), net of cash acquired	—	—	(90,954)
Purchases of property, plant and equipment	(653)	—	(310)
Purchases of container lease fleet	(15,198)	(3,106)	(5,764)
Purchases of intangible assets	(508)	—	(285)
Payment of deferred purchase consideration	(151)	—	—
Net cash used by investing activities	(16,435)	(3,078)	(97,297)

Cash flows from financing activities:
Leasing activities	(216)	(7,921)	(282)
Proceeds from long-term borrowings	5,207	1,124	36,601
Proceeds from issuances of capital	8,923	4,990	—
Payments to converting stockholders, net	—	—	(6,426)
Minority interest capital contributions	—	—	8,278
Repayment of borrowings from related party	—	—	(2,350)
Net cash provided (used) by financing activities	13,914	(1,807)	35,821

Net decrease in cash	955	(591)	(68,365)

Cash at beginning of period	567	886	68,277

Translation adjustment	(983)	(5)	1,257

Cash at end of period	$539	$290	$1,169

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

Acquisition of Royal Wolf

On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. The Company paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance; and the issuance of a note to Bison Capital. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock on GFN U.S. GFN U.S. through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

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

The total purchase consideration, including the Company’s transaction costs of approximately $1.7 million, deferred financing costs of $1.2 million and net long-term debt refinancing of $4.9 million, has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of September 13, 2007, as follows (in thousands):

	September 13, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$290	$
Trade and other receivables	11,203
Inventories (primarily containers)	9,224
Lease receivables	2,008
Property, plant and equipment	4,346
Container for lease fleet	51,362
Trade and other payables	(15,082)
Income tax payable	(85)
Other current liabilities	(3,712)
Long-term debt and obligations	(37,029)
Total net tangible assets acquired and liabilities assumed			$22,525

Fair value of intangible assets acquired:
Customer lists	21,722
Non-compete agreement	3,139
Software and other (including deferred financing costs of $1,187)	1,521
Goodwill	23,241
Total intangible assets acquired			49,623
Total purchase consideration			$72,148

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The accompanying unaudited condensed consolidated statements of operations of “Successor” only reflect the operating results of the Company following the date of acquisition of Royal Wolf and do not reflect the operating results of Royal Wolf prior to the acquisition. The following pro forma unaudited information for the three and nine months ended March 31, 2007 and for the nine months ended March 31, 2008 assumes the acquisition of Royal Wolf occurred on January 1, 2007, July 1, 2006 and July 1, 2007, respectively (in thousands):

	Three months ended March 31,	Nine months ended March 31,
	2007	2007	2008
Revenues	$19,894	$53,436	$78,760
Net income (loss)	$(349)	$(1,979)	$2,900
Pro forma net income (loss) per share -
Basic	$(0.04)	$(0.20)	$0.29
Diluted	(0.04)	(0.20)	0.26

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

Foreign Currency Translation

The Company’s functional currency for its operations in Australia is the Australian (“AUS”) dollar. All adjustments resulting from the translation of the accompanying consolidated financial statements from the functional currency into the United States (“U.S.”) dollar reporting currency are recorded as a component of stockholders’ equity in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation . All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the periods. Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the functional currency at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates prevailing at the dates the fair value was determined.

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

Container for Lease Fleet

The Company has a lease fleet of storage containers that it leases to customers under operating lease agreements with varying terms. Depreciation is provided using the straight-line method over the respective unit’s estimated useful life, after the date the unit is put in service, and are depreciated down to their estimated residual values. In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.

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

Other intangible assets

Other intangible assets that are acquired by the Company (primarily customer lists, which are amortized over 6 to 10 years) are stated at cost less accumulated amortization and impairment losses.

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

	Predecessor	Successor
	June 30,	March 31,
	2007	2008

Finished goods	$4,113	$18,371
Work in progress	1,359	2,289
	$5,472	$20,660

Employee benefits

Defined contribution benefit plan

Obligations for contributions to a defined contribution benefit plan for Royal Wolf are recognized as an expense in the statement of operations as incurred.

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

	Quarter Ended	Nine Months Ended
	March 31, 2008
Basic	9,690,099	9,910,981
Assumed exercise of warrants	1,393,623	1,393,623
Assumed exercise of stock options	—	—
Diluted	11,083,722	11,304,604

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial statements.

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

Note 4. Acquisitions

On November 14, 2007, the Company, through GFN Finance and Royal Wolf, entered into a Business Sale Agreement dated November 14, 2007 (the “Business Sale Agreement”) with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL. GE SeaCo Australia Pty Ltd. is owned by GE SeaCo SRL, which is a joint venture between Genstar Container Corporation (a subsidiary of General Electric) and Sea Containers Ltd. Sea Containers Ltd. is in bankruptcy reorganization (collectively “GE SeaCo”). Pursuant to the Business Sale Agreement, on November 15, 2007, the Company purchased the assets of GE SeaCo used in its dry and refrigerated container business in Australia and Papua New Guinea for $17,850,000, after adjustments. The Business Sale Agreement contains a three-year non-competition agreement from GE SeaCo and certain affiliates covering Australia and Papua New Guinea. The purchase price was paid at the closing, less a holdback of approximately $900,000 deposited into an escrow account for one year to provide for damages from breach of representations and warranties by GE SeaCo and any post-closing purchase price adjustments.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The total purchase price, including the Company’s transaction costs of approximately $37,000, a non-compete agreement of $2.0 million (prior to tax benefit) and deferred financing costs of $84,000 has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of November 14, 2007.

On February 29, 2008, the Company, through Royal Wolf, entered into an asset purchase agreement to acquire the dry and refrigerated container assets of Container Hire and Sales (“CHS”), located south of Perth, Australia for $3.8 million. The total purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of February 29, 2008.

The allocation for these acquisitions to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	GE SeaCo November 14, 2007	CHS February 29, 2008
Fair value of the net tangible assets acquired and liabilities assumed:
Inventories (primarily containers)	$1,746	$—
Property, plant and equipment	28	108
Container for lease fleet	9,952	1,435
Trade and other payables	(229)	4
Total net tangible assets acquired and liabilities assumed	11,497	1,547

Fair value of intangible assets acquired:
Non-compete agreement	1,999	—
Deferred financing costs	84	472
Goodwill	4,270	1,753
Total intangible assets acquired	6,353	2,225
Total purchase consideration	$17,850	$3,772

Note 5. Long-term Debt and Obligations

ANZ Senior Credit Facility

The Company has a credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by the Company’s Australian subsidiaries. At the closing of the acquisition of the assets from CHS (see Note 4), this facility was amended to increase the total facility limit to $91.6 million (AUS$99.8 million) at March 31, 2008.

The aggregate ANZ facility comprises ten different sub-facilities. The largest of these sub-facilities are a receivables financing facility of up to $9.2 million (AUS$10.0 million), four interchangeable loan facilities under which the Company may borrow up to the lesser of $56.3 million (AUS$61.3 million) or 85% of the orderly liquidation value, as defined, of its container fleet, a special finance line for acquisitions of $19.3 million (AUS$21.0 million) and two multi option facilities for primarily yard construction of $2.8 million (AUS$3.0 million). The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate plus 1.65% per annum and may not be terminated except on default prior to ANZ’s next review date of the facility. The secured loan facilities mature in five years following the initial drawdown on the facility, or September 2012, but there is currently a $138,000 (AUS$150,000) amortization per quarter under one of the interchangeable loan sub-facilities, which limit is $4.6 million (AUS$5.0 million). These loans bear interest at ANZ’s prime rate plus between 1.40% and 2.50% per annum, with interest payable quarterly.

The ANZ credit facility is subject to certain covenants, including compliance with specified consolidated interest cover and senior and total debt ratios, as defined, for each financial quarter on a year-to-date or trailing-twelve-month basis, and restrictions on the payment of dividends, loans and payments to affiliates, granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility.

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

The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, commencing October 1, 2007, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may not prepay the Bison Note prior to September 13, 2008, but may thereafter prepay the Bison Note at a declining price of 102% of par prior to September 13, 2009, 101% of par prior to September 13, 2010 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter-creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital the Company will pay Bison Capital on the scheduled maturity date a premium of $1.1 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender to us for cancellation any remaining warrants and warrants shares. The premium will be payable by us on the scheduled maturity date, whether or not the note has been paid by us on or before (or after) that date.

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

The Company was in compliance with all financial covenants pertaining to the ANZ credit facility and Bison Note as of March 31, 2008.

UBOC Credit Facility

On March 28, 2008, the Company entered into credit agreement with Union Bank of California, N.A. (“UBOC”) for a $1.0 million credit facility. Borrowings or advances under the facility will bear interest at UBOC’s “Reference Rate” (which approximates the prime rate) and are due and payable within 60 days. The facility is guaranteed by GFN U.S., requires (among other quarterly and yearend financial reporting covenants) that there is at least one dollar of combined net income for GFN and GFN U.S. for the year ended June 30, 2008 and expires on March 31, 2009. There were no outstanding borrowings under the UBOC credit facility at March 31, 2008.

Capital Leases

Capital lease liabilities of the Company are payable as follows as of March 31, 2008 (in thousands):

	Minimum lease payments	Interest	Principal

Less than one year	$381	$27	$354
Between one and five years	141	17	124
More than five years	—	—	—
	$522	$44	$478

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 8.  Related Party Transactions

The Company utilizes certain accounting, administrative and secretarial services from affiliates of officers; as well as certain limited office space provided by an affiliate of Mr. Valenta. Until the consummation of a business combination by the Company, the affiliates had agreed to make such services available to the Company free of charge, as may be required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Effective September 14, 2007, the Company entered into a month-to-month arrangement that lasted until January 31, 2008 with an affiliate of Mr. Valenta for the rental of the office space at $1,148 per month. In addition, effective September 14, 2007, the Company commenced recording a charge to operating results (with an offsetting contribution to additional paid-in capital) for the estimated cost of contributed services rendered to the Company at no compensation by non-employee officers and administrative personnel of affiliates.

Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,779 per month, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year options, and the rent is adjusted yearly based on the consumer price index.

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

On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to purchase 225,000 shares at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 and $9.05, respectively, with a vesting period of five years. Stock-based compensation expense of $263,950 related to these options has been recognized in the statements of operations through March 31, 2008, with a corresponding benefit to additional paid-in capital. As of March 31, 2008, there remains $1,267,250 of unrecognized compensation expense that will be recorded in the statement of operations on a straight-line basis over the remaining vesting period. Also, as of March 31, 2008, 45,000 of the 2006 Grant options are exercisable and no options of the 2007 Grant are exercisable.

On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80. The 2008 Grant consists of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA (earnings before interest, income taxes, depreciation and amortization) target for the year ending June 30, 2008. The Company has assessed that it is probable that this EBITDA target will be achieved and has commenced recognizing compensation expense over the anticipated vesting period of 20 months. Total stock-based compensation expense of $129,900 related to the 2008 Grant has been recognized in the statement of operations through March 31, 2008, with a corresponding benefit to additional paid-in capital. As of March 31, 2008, there remains $1,247,800 of unrecognized compensation expense that will be recorded in the statement of operations on a straight-line basis over the remaining weighted-average vesting period of 3.3 years. There were no options exercisable under the 2008 Grant as of March 31, 2008.

A deduction is not allowed for U.S. income tax purposes with respect to non-qualified options granted in the United States until the stock options are exercised or, with respect to incentive stock options issued in the United States, unless the optionee makes a disqualifying disposition of the underlying shares. The amount of any deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the U.S. tax effect of the financial statement expense recorded related to stock option grants in the United States. The tax effect of the U.S. income tax deduction in excess of the financial statement expense, if any, will be recorded as an increase to additional paid-in capital.

The weighted-average fair value of the stock options granted was $3.06, $3.75 and $3.94 per option for the 2006 Grant, 2007 Grant and 2008 Grant, respectively, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8%, 3.27% and 3.01% (corresponding treasury bill rates) for the 2006 Grant, 2007 Grant and 2008 Grant, respectively; an expected life of 7.5 years; an expected volatility of 26.5%, 31.1% and 35.83% for the 2006 Grant, 2007 Grant and 2008 Grant, respectively; and no expected dividend.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Royal Wolf had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months’ service at the grant date. During the year ended June 30, 2007, $2,930,000 was paid to the employees relating to the ESOP with a remaining $759,000 being paid out and closed in July 2007.

Note 10. Commitments and Contingencies

Operating Leases

The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

Non-cancellable operating lease rentals at March 31, 2008 are payable as follows (in thousands):

Less than one year	$2,774
One-two years	1,413
Two-three years	1,046
Three-four years	470
Four-five years	253
Thereafter	315
$6,271

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

In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers.  Royal Wolf is working in cooperation with the Australian government in investigating the complaint and estimates that remediation to address the levels of formaldehyde and volatile organic compounds may be required for up to 640 units. Management of the Company believes that, based on their investigation to-date, the remediation of this matter would not have a material adverse effect on the consolidated results of operations or financial position of the Company. However, the outcome is not currently determinable and it is possible that the ultimate resolution with the Australian government may be materially adverse to the consolidated results of operations of the Company.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 Note 11. Cash Flows From Operating Activities

The following table provides a detail of cash flows from operating activities (in thousands):

	Predecessor		Successor
	Nine Months	Period from	Nine Months
	Ended	July 1 to	Ended
	March 31,	September 13,	March 31,
	2007	2007	2008
Cash flows from operating activities
Net income (loss)	$(1,923)	$288	$3,553
Loss (gain) on sales and disposals of fixed assets	(12)	11	3
Unrealized foreign exchange loss (gain)	(243)	58	(376)
Unrealized loss (gain) on forward exchange contracts	72	72	393
Unrealized loss on interest rate swaps	(85)	90	(13)
Depreciation and amortization	2,582	653	4,834
Amortization of deferred financing costs	—	—	125
Accretion of interest on subordinated debt	1,394	32	129
Share-based compensation expense	—	—	282
Contributed services	—	—	160
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	—	(226)
Deferred income taxes	860	180	2,281
Minority interest	—	—	354
Changes in operating assets and liabilities:
Trade and other receivables, net	(4,706)	1,090	(7,814)
Inventories	1,129	(3,822)	(10,016)
Other	—	—	(993)
Accounts payable and accrued liabilities	4,408	5,642	827
Income taxes payable	—	—	(392)
Net cash provided (used) by operating activities	$3,476	$4,294	$(6,889)

12. Subsequent Events

On April 30, 2008 (May 1, 2008 in New Zealand), the Company, through Royal Wolf, acquired RWNZ Acquisition Co. Limited and its wholly owned subsidiary, Royal Wolf Trading New Zealand (collectively “RWNZ”) for over $18.0 million (using an exchange rate of one New Zealand dollar to $0.7751 U.S. dollar). Among other things, the acquisition agreement contains a three-year non-compete covenant under which the sellers agree not to sell or lease storage containers to retail customers in an area that includes New Zealand. The transaction was primarily financed under the existing ANZ senior credit facility (see Note 5).

On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note (see Note 5), except that the maturity of this second note is June 30, 2010.

On May 2, 2008, the Company offered the holders of its 8,625,000 outstanding, publicly-traded Warrants and the 583,333 warrants issued to two executive officers (one of whom is also a director) the opportunity to exercise those warrants for a limited time at a reduced exercise price of $5.10 per warrant. The offer commenced on May 2, 2008 and will continue through May 30, 2008, unless extended or withdrawn. Warrants must be tendered prior to the expiration of the offer, and tenders of existing warrants may be withdrawn at anytime on or prior to the expiration of the offer. Withdrawn warrants will be returned to the holder in accordance with the terms of the offer. Upon termination of the offer, the original terms of the warrants will be reinstituted and the warrants will expire on April 5, 2010, unless earlier redeemed according to their original terms (see Note 3).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto for us and Royal Wolf, which are included in our Transition Report on Form 10-K for the six months ended June 30, 2007 and in our post-effective amendment on Form S-1, both filed with the Securities and Exchange Commission; as well as the condensed consolidated financial statements included in this Quarterly Report on form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.

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

Business Overview

We were incorporated in Delaware on October 14, 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses. From inception through September 13, 2007, we did not have any business or operations and our activities were limited to raising capital in our initial public offering (the “IPO”) in April 2006, identifying an operating business to acquire, and negotiating and entering into an agreement to acquire Royal Wolf.

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

On September 13, 2007 (September 14 in Australia), we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance; and the issuance of a note to Bison Capital. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.

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

  We lease and sell storage container products in Australia. We currently have approximately 200 employees and operate 18 customer service centers located in every state in Australia. We are the only portable container lease and sales company represented in all major business centers in Australia and, as such, we are the only storage container products company with a nationally integrated infrastructure and work force.   We serve both small to mid-size retail customers and large corporate customers in the following sectors: road and rail; moving and storage; mining and defense; and portable buildings. Historically, our revenue mix has been over 67% sales and under 33% leasing. Generally, we consider sales and leasing in our customer service centers as retail operations.

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

On November 14, 2007, we, through GFN Finance and Royal Wolf, entered into a Business Sale Agreement dated November 14, 2007 (the “Business Sale Agreement”) with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL. GE SeaCo Australia Pty Ltd is owned by GE SeaCo SRL, which is a joint venture between Genstar Container Corporation (a subsidiary of General Electric) and Sea Containers Ltd. Sea Containers Ltd. is in bankruptcy reorganization (collectively “GE SeaCo”). Pursuant to the Business Sale Agreement, on November 15, 2007, we purchased the assets of GE SeaCo used in its dry and refrigerated container business in Australia and Papua New Guinea for $17,850,000. With this purchase, we added 6,300 containers, of which approximately 4,600 units were leased. The Business Sale Agreement contains a three-year non-competition agreement from GE SeaCo and certain affiliates covering Australia and Papua New Guinea.

In connection with the asset purchase from GE SeaCo, we entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to us, and we have agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, we received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the Agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.

On February 29, 2008, we, through Royal Wolf, entered into an asset purchase agreement to acquire the dry and refrigerated container assets of Container Hire and Sales (“CHS”), located south of Perth, Australia for approximately $3.8 million. With this purchase, we added 630 storage containers, of which approximately 570 units are leased in the mining dominated Western Australia marketplace.

On April 30, 2008 (May 1, 2008 in New Zealand), we, through Royal Wolf, acquired RWNZ Acquisition Co. Limited and its wholly owned subsidiary, Royal Wolf Trading New Zealand (collectively “RWNZ”) for approximately $18.6 million. Through this acquisition, we acquired more than 5,800 storage containers, of which approximately 5,000 storage containers are in the leasing fleet at an approximately 86% utilization rate. Among other things, the acquisition agreement contains a three-year non-compete covenant under which the sellers agree not to sell or lease storage containers to retail customers in an area that includes New Zealand.

Results of Operations

Quarter Ended March 31, 2008 (“QE FY 2008”) Compared to Quarter Ended March 31, 2007 (“QE FY 2007”)

The following discussion compares the QE FY 2007 results of operations of Royal Wolf, as Predecessor, to those of the Company, as Successor, for QE FY 2008.

Revenues. Sales of containers during QE FY 2008 amounted to $19.8 million compared to $14.1 million during QE FY 2007; representing an increase of $5.7 million or 40.4%. This increase was mainly due to growth in revenues from sales of containers in our retail operations of $1.9 million, sales of $1.6 million in our national accounts group or non-retail operations and $2.1 million due to favorable foreign exchange rates. The $1.9 million increase in our retail operations consisted of $0.3 million due to higher unit sales and $1.6 million due to price increases. The $1.6 million increase in our national accounts group operations consisted of $4.4 million due to higher unit sales, offset somewhat by price reductions of $2.8 million.

Leasing of container revenues during QE FY 2008 amounted to $8.8 million compared to $5.8 million during QE FY 2007, representing an increase of $3.0 million, or 51.7%. This was driven by favorable foreign exchange rates of $0.9 million, an increase of $0.2 million in our average total number of units on lease per month in our portable container building business, which increased by 31.6% during QE FY 2008 compared to QE FY 2007; and an increase of $1.9 million in our average total number of units on lease per month in our portable storage container business, primarily as a result of our acquisition of the assets of GE SeaCo in November 2007 and CHS in February 2008. Average utilization in our retail operations was 80.3% during QE FY 2008, as compared to 82.0% during QE FY 2007; and our average utilization in our national accounts group operations was 87.7% during QE FY 2008, as compared to 79.3% during QE FY 2007. Overall our average utilization was 83.3% in QE FY 2008, as compared to 81.0% in QE FY 2007.

The average value of the United States (“U.S.”) dollar against the Australian dollar declined during QE FY 2008 as compared to QE FY 2007. The average currency exchange rate of one Australian dollar during QE FY 2007 was $0.78606 U.S. dollar compared to $0.90493 U.S. dollar during QE FY 2008. This fluctuation in foreign currency exchange rates resulted in an increase to our container sales and leasing revenues of $2.1 million and $0.9 million, respectively, during QE FY 2008 compared to QE FY 2007; representing 34.1% of the increase in total revenues; or 15.1% of total revenues in QE FY 2007.

Sales of containers and leasing of containers represented 69% and 31% and 71% and 29% of total revenues in QE FY 2008 and QE FY 2007, respectively.

Cost of Sales. Cost of sales in our container sales business increased by $3.7 million to $16.4 million during QE FY 2008 compared to $12.7 million during QE FY 2007.  The increase was due to foreign exchange translation effect of $1.9 million and cost increases of $1.2 million and $0.6 million in our retail and national operations, respectively. Our gross profit margin from sales revenues improved during QE FY 2008 to 17.4% compared to 10.0% during QE FY 2007 as a result of price increases and favorable product mix.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $1.9 million during QE FY 2008, or 41.3%, to $6.5 million from $4.6 million during QE FY 2007. This increase includes approximately $0.6 million, or 33.3% of the increase, incurred at GFN. The following table provides more detailed information about the Royal Wolf operating expenses of $5.9 million in QE FY 2008 as compared to $4.6 million in QE FY 2007:

	Quarter Ended March 31,
	(In millions)
	2007	2008

Salaries, wages and related	$2.8	$3.3
Rent	0.1	0.1
Customer service center (“CSC”) operating costs	0.7	1.1
Business promotion	0.2	0.2
Travel and meals	0.1	0.2
IT and telecommunications	0.1	0.2
Professional costs	0.4	0.4
Other	0.2	0.4

	$4.6	$5.9

The increase in QE FY 2008 from QE FY 2007 in salaries, wages and related expenses and CSC costs of $0.5 million and $0.4 million, respectively, were due primarily to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. As a percentage of revenues, operating expenses at Royal Wolf decreased to 20.6% in QE FY 2008 from 23.1% in QE FY 2007.

Depreciation and Amortization. Depreciation and amortization expenses increased by $1.2 million to $2.3 million during QE FY 2008 compared to $1.1 million during QE FY 2007. The increase was primarily the result of adjustments to fair values of fixed assets and identifiable intangible assets as a result of acquisitions. The amortization of identifiable intangible assets (customer lists and non-compete agreements) represented approximately $1.0 million of this increase.

Interest Expense. The increase in interest expense of $1.1 million in QE FY 2008 as compared to QE FY 2007was due principally to an increase in total long-term debt, which was $40.7 million at December 31, 2006, $39.8 million at March 31, 2007, $69.2 million at December 31, 2007 and $80.0 million at March 31, 2008. The increase in total debt in QE FY 2008 was due primarily to our acquisition of CHS at principally Royal Wolf’s credit facility with Australian and New Zealand Banking Group Limited (“ANZ”).

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

Income Taxes. Our effective income tax rate decreased to 27.9% during the QE FY 2008 as a result of certain non-deductible amounts included in the QE FY 2007 for Australian income tax purposes being extinguished and the amortization of goodwill for U.S. income tax reporting purposes being deductible in QE FY 2008.

Net Income. We had net income of $0.8 million during QE FY 2008 compared to net income of $0.2 million during QE FY 2007 primarily as a result of increased revenues from the sales and leasing of containers in QE FY 2008, offset somewhat by additional interest expense.

Nine Months Ended March 31, 2008 (”YTD FY 2008”) Compared to Nine Months Ended March 31, 2007 (“YTD FY 2007”)

We had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007. Comparisons of our results of operations for YTD FY 2008 with YTD FY 2007 therefore are not particularly meaningful. We believe a more meaningful comparison is the results of operations of Royal Wolf for YTD FY 2007 with the combined results of our operations and Royal Wolf during YTD FY 2008. To assist in this comparison, the following table sets forth condensed statements of operations for the following: (i) Royal Wolf, as Predecessor, for YTD FY 2007 and for the period July 1, 2007 to September 13, 2007; (ii) the Company, as Successor, for YTD FY 2008, which reflects the results of operations of Royal Wolf and its subsidiaries for the period September 14, 2007 through March 31, 2008; and (iii) the combined results of operations of the Predecessor and Successor for YTD FY 2008.

	Predecessor		Successor	Combined
	Nine Months	Period from	Nine Months	Nine Months
	Ended	July 1 to	Ended	Ended
	March 31,	September 13,	March 31,	March 31,
	2007	2007	2008	2008
	(In thousands)
Revenues
Sale of containers	$37,441	$10,944	$45,277	$56,221
Leasing of containers	15,995	4,915	17,624	22,539
	53,436	15,859	62,901	78,760

Costs and expenses
Cost of sales	33,094	9,466	37,757	47,223
Leasing, selling and general expenses	16,066	4,210	13,595	17,805
Depreciation and amortization	2,582	653	4,834	5,487

Operating income	1,694	1,530	6,715	8,245

Interest income	83	14	1,194	1,208
Interest expense	(3,069)	(947)	(4,385)	(5,332)
Foreign currency exchange gain (loss) and other	230	(129)	2,220	2,091
	(2,756)	(1,062)	(971)	(2,033)

Income (loss) before provision for income taxes and minority interest	(1,062)	468	5,744	6,212

Provision for income taxes	861	180	1,837	2,017

Minority interest	—	—	354	354

Net income (loss)	$(1,923)	$288	$3,553	$3,841

Revenues. Sales of containers during YTD FY 2008 amounted to $56.2 million compared to $37.4 million during YTD FY 2007; representing an increase of $18.8 million or 50.3% .This increase was mainly due to growth in revenues from sales of containers in our retail operations of $8.0 million, sales of $5.3 million in our national accounts group or non-retail operations and $5.3 million due to favorable foreign exchange rates. The $8.0 million increase in our retail operations consisted of $4.5 million due to higher unit sales and $3.5 million due to price increases. The $5.3 million increase in our national accounts group operations consisted of $6.9 million due to higher unit sales, offset somewhat by price reductions of $1.6 million.

Leasing of container revenues during YTD FY 2008 amounted to $22.5 million compared to $16.0 million during YTD FY 2007, representing an increase of $6.5 million, or 40.6%. This was driven by favorable foreign exchange rates of $2.3 million, an increase of $1.0 million in our average total number of units on lease per month in our portable container building business, which increased by 54.1% during YTD FY 2008 compared to YTD FY 2007; and an increase of $3.2 million in our average total number of units on lease per month in our portable storage container business, primarily as a result of our acquisition of the assets of GE SeaCo in November 2007 and CHS in February 2008. Average utilization in our retail operations was 82.8% during YTD FY 2008, as compared to 83.6% during YTD FY 2007; and our average utilization in our national accounts group operations was 81.4% during YTD FY 2008, as compared to 77.0% during YTD FY 2007. Overall our average utilization was 82.6% in YTD FY 2008, as compared to 81.0% in YTD FY 2007.

The average value of the U.S. dollar against the Australian declined during YTD FY 2008 as compared to YTD FY 2007. The average currency exchange rate of one Australian dollar during YTD FY 2007 was $0.77101 U.S. dollar compared to $0.88084 U.S. dollar during YTD FY 2008. This fluctuation in foreign currency exchange rates resulted in an increase to our container sales and leasing revenues of $5.3 million and $2.3 million, respectively, during YTD FY 2008 compared to YTD FY 2007; representing 30.0% of the increase in total revenues; or 14.2% of total revenues in YTD FY 2007.

Sales of containers and leasing of containers represented 71% and 29% and 70% and 30% of total revenues in YTD FY 2008 and YTD FY 2007, respectively.

Cost of Sales. Cost of sales in our container sales business increased by $14.1 million to $47.2 million during YTD FY 2008 compared to $33.1 million during YTD FY 2007.  The increase was due to foreign exchange translation effect of $4.2 million and cost increases of $5.6 million and $4.3 million in our retail and national operations, respectively. Our gross profit margin from sales revenues improved during YTD FY 2008 to 16.0% compared to 11.6% during YTD FY 2007 as a result of price increases and favorable product mix.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $1.7million, or 10.6%, during YTD FY 2008 to $17.8 million from $16.1 million during YTD FY 2007. This increase includes approximately $1.6 million, or 94.1% of the increase, incurred at GFN. The following table provides more detailed information about the Royal Wolf operating expenses of $16.2 million in YTD FY 2008 as compared to $16.1 million in YTD FY 2007:

	Nine Months Ended March 31,
	2007	2008
	(In millions)
Salaries, wages and related	$10.6	$9.2
Rent	0.3	0.3
CSC operating costs	1.9	2.8
Business promotion	0.6	0.7
Travel and meals	0.5	0.7
IT and telecommunications	0.3	0.6
Professional costs	1.1	1.2
Other	0.8	0.7

	$16.1	$16.2

YTD FY 2007 salaries, wages and related expenses include a shared-based payment expense of approximately $3.0 million to recognize the full vesting of options as a result of the realization event on the purchase of approximately 80% of RWA by Bison Capital in March 2007. The increase (not including the share-based payment expense) in YTD FY 2008 from YTD FY 2007 in salaries, wages and related expenses and CSC costs of $1.5 million and $0.9 million, respectively, were primarily due to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. As a percentage of revenues, operating expenses at Royal Wolf decreased to 20.6% in YTD FY 2008 from 30.1% (24.3% not including the share-based payment expense) in YTD FY 2007.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.9 million to $5.5 million during YTD FY 2008 compared to $2.6 million during YTD FY 2007. The increase was primarily the result of adjustments to fair values of fixed assets and identifiable intangible assets as a result of acquisitions. The amortization of identifiable intangible assets (customer lists and non-compete agreements) represented approximately $2.2 million of this increase.

Interest Income.  We had interest income earned on marketable securities held in the Trust Account of $1.0 million in YTD FY 2008.

Interest Expense. The increase in interest expense of $2.2 million in YTD FY 2008 as compared to YTD FY 2007 was due principally to an increase in total long-term debt, which was $33.7 million at June 30, 2006, $39.8 million at March 31, 2007, $44.2 million at June 30, 2007 and $80.0 million at March 31, 2008. The increase in total debt in YTD FY 2008 was due primarily to our acquisitions of Royal Wolf, GE SeaCo and CHS at principally Royal Wolf’s credit facility with ANZ and the secured senior subordinated note in the amount of $16.8 million issued to Bison Capital.

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

Income Taxes. Our effective income tax rate decreased to 32.5% during the YTD FY 2008 as a result of certain non-deductible amounts included in the YTD FY 2007 for Australian income tax purposes being extinguished and the amortization of goodwill for U.S. income tax reporting purposes being deductible in YTD FY 2008.

Net Income. We had net income of $3.8 million during YTD FY 2008 compared to a net loss of $1.9 million during YTD FY 2007 primarily as a result of increased revenues from the sales and leasing of containers in QE FY 2008, the fact that QE FY 2007 included share-based expense of $2.9 million and the favorable impact of the foreign currency exchange gain, offset somewhat by increased interest expense.

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

           EBITDA is a non-GAAP measure. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results.

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

	Predecessor	Successor
	Quarter Ended	Quarter Ended
	March 31,	March 31,
	2007	2008
	(In thousands)
Operating income	$1,497	$3,570
Add - depreciation and amortization	1,058	2,251
EBITDA	2,555	5,821
Add -
Stock-based compensation	—	206
Contributed services	—	73
Adjusted EBITDA	$2,555	$6,100

	Predecessor		Successor	Combined
	Nine Months	Period from	Nine Months	Nine Months
	Ended	July 1 to	Ended	Ended
	March 31,	September 13,	March 31,	March 31,
	2007	2007	2008	2008
	(In thousands)
Operating income	$1,694	$1,530	$6,715	$8,245
Add - depreciation and amortization	2,582	653	4,834	5,487
EBITDA	4,276	2,183	11,549	13,732
Add -
Stock-based compensation	—	—	282	282
Contributed services	—	—	160	160
Adjusted EBITDA	$4,276	$2,183	$11,991	$14,174

Liquidity and Financial Condition

Our principal source of capital for operations consists of funds available from the secured credit facility with ANZ. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank of California, N.A and have outstanding senior subordinated notes with Bison Capital. Prior to September 2007, we had an unsecured limited recourse revolving line of credit from Ronald F. Valenta, our Chief Executive Officer. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Predecessor		Successor	Combined
	Nine Months	Period from	Nine Months	Nine Months
	Ended	July 1 to	Ended	Ended
	March 31,	September 13,	March 31,	March 31,
	2007	2007	2008	2008
	(In thousands)
Net cash provided (used) by operating activities	$3,476	$4,294	$(6,889)	$(2,595)

Net cash used by investing activities	$(16,435)	$(3,078)	$(97,297)	$(100,375)

Net cash provided (used) by financing activities	$13,914	$(1,807)	$35,821	$34,014

Operating activities. Our operations used net cash flow of $2.6 million during YTD FY 2008, as compared to providing net cash flow of $3.5 million during YTD FY 2007, primarily as a result of the increase in our receivables and inventory levels to meet the anticipated growth in sales of our containers.

Investing Activities. Net cash used by investing activities was $100.4 million for YTD FY 2008, as compared to $16.4 million for YTD FY 2007. The increase in the use of cash was primarily the result of the acquisitions of Royal Wolf, which used $69.3 million, GE SeaCo, which used $17.9 million, and CHS, which used $3.8 million. Net capital expenditures for our lease fleet were $8.9 million in YTD FY 2008 and 15.2 million in YTD FY 2007. Capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and portable buildings with the growth of our business. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than the preferred supply agreement with GE SeaCo discussed in Note 10 of Notes to Condensed Consolidated Financial Statements, which has favorable pricing but does not have a minimum purchase commitment, we have no long-term contracts or other arrangements pursuant to which we are required to purchase at a predetermined price or a minimum amount of goods or services in connection with any portion of our business.

Financing Activities. Net cash provided by financing activities was $34.0 million during YTD FY 2008, as compared to $13.9 million during YTD FY 2007. On September 14, 2007, we used $2.4 million to fully repay the line of credit with Mr. Valenta. In addition, in September 2007, we paid $6.4 million to stockholders electing to convert their shares of common stock into cash. Net borrowings under the ANZ credit facility, finance leasing activities and the Bison secured senior subordinated note totaled $29.5 million in YD FY 2008, as compared to net borrowings of $5.0 million in YTD FY 2007. These net borrowings were used together with cash flow generated from operations to primarily fund acquisitions and the expansion of our container lease fleet.

Financial Condition

Inventories increased from $5.5 million at June 30, 2007 to $20.7 million at March 31, 2008, primarily to meet the anticipated growth in sales of our containers and from the acquisition of GE SeaCo. In addition, during FY 2008, we commenced recording purchases of containers directly into inventory rather than initially into fixed assets; which increased the inventory balance by approximately $3.0 million at March 31, 2008 from June 30, 2007.

Property, plant and equipment increased from $2.7 million at June 30, 2007 to $4.6 million at March 31, 2008, primarily due to the step-up to fair value in the basis of the fixed assets as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf.

Our total container for lease fleet increased from $40.9 million at June 30, 2007 to $72.0 million at March 31, 2008, primarily due to the step-up to fair value in the basis of the containers as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf, to meet the demand of increased leasing utilization, and as a result of the acquisitions of GE SeaCo and CHS. At March 31, 2008, we had 24,271 units (14,921units in retail operations and 9,350 units in national account group operations) in our container lease fleet, as compared to 15,948 units (11,104 units in retail operations and 4,844 units in national account group operations) at June 30, 2007. At those dates, 19,680 units (11,771 in retail operations and 7,909 in national account group operations) and 13,055 units (9,180 in retail operations and 3,875 in national account group operations) were on lease, respectively.

Intangible assets increased from $4.1 million at June 30, 2007 to $59.8 million at March 31, 2008 as a result of the purchase accounting adjustments in connection with our acquisitions of Royal Wolf, GE SeaCo and CHS.

Long-term debt, including current portion, increased from $44.2 million at June 30, 2007 to $80.0 million at March 31, 2008 primarily due to the acquisitions of Royal Wolf, GE SeaCo and CHS. These acquisitions were funded in large part by borrowings on the Royal Wolf’s credit facility with ANZ and the issuance of the secured senior subordinated note in the amount of $16.8 million to Bison Capital. See Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our long-term debt.

We believe that our cash on-hand and cash flow provided by operations will be adequate to cover our working capital and debt service requirements and a certain portion of our planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. We expect to finance our capital expenditure requirements primarily under our ANZ credit facility or through capital lease agreements. We continually evaluate potential acquisitions. We expect that any future acquisitions will be funded through cash flow provided by operations, by additional borrowings under our ANZ credit facility and by proceeds received in our offering of a reduced exercise price to our publicly-traded and certain privately-placed warrants for conversion into common stock through May 30, 2008 (see Note 12 of Notes to Condensed Consolidated Financial Statements).

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

There have been no other significant changes in our critical accounting policies, estimates and judgments during the quarter ended March 31, 2008.

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

Item 4. Controls and Procedures

Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of March 31, 2008 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of March 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Transition Report on Form 10-K for the six months ended June 30, 2007 and our post-effective amendment on Form S-1 filed on March 20, 2008.

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

Date: May 14, 2008	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.33
Variation Letter between Australia and New Zealand Banking Group Limited and Royal Wolf Australia Group (incorporated by reference to Exhibit 10.4 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed March 20, 2008).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350