Form 10-K
period 2008-06-30
General Finance CORP
filed 2008-09-22
CIK 1342287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32845
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	32-0163571 (I.R.S. Employer Identification No.)

39 East Union Street Pasadena, California 91103 (Address of Principal Executive Offices)	(626) 584-9722 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant	American Stock Exchange

Common Stock, $0.0001 par value	American Stock Exchange

Warrants to Purchase Common Stock	American Stock Exchange
The Registrant will be transferring the listing of its securities from The American Stock Exchange to The NASDAQ Stock Market (NASDAQ) and expects to begin trading on NASDAQ under the symbol “GFNCU,” “GFN” and “GFNCW,” for its units, common stock and warrants, respectively, effective October 1, 2008.
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2007 was approximately $71,115,000 based on a closing price of $9.08 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
There were 13,826,052 shares of the Registrant’s Common Stock outstanding as of September 5, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION
2008 ANNUAL REPORT ON FORM 10-K

SAFE HARBOR STATEMENT
This Annual Report on Form 10-K, including the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to in this Annual Report on Form 10-K as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to in this Annual Report on Form 10-K as the Exchange Act. Forward-looking statements involve risks and uncertainties that could cause results or outcomes to differ materially from those expressed in the forward-looking statements. Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” should be considered in evaluating our forward-looking statements. You should not place undue reliance on our forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update or revise any forward-looking statements.

PART I
Item 1. Business
References to “we”, “us,” “General Finance,” “GFN” or the “Company” are to General Finance Corporation and its consolidated subsidiaries. These subsidiaries include: GFN U.S. Australasia Holdings, Inc., a Delaware corporation which we refer to as “GFN U.S.;” GFN Australasia Holdings Pty Ltd., an Australian corporation which we refer to as “GFN Holdings;” GFN Australasia Finance Pty Ltd, an Australian corporation which we refer to as “GFN Finance;” and, RWA Holdings Pty Limited, an Australian corporation which we refer to as “RWA.” We refer to RWA and its subsidiaries collectively as “Royal Wolf.”
Company Overview
We are a holding company whose strategy and business plan is to acquire and operate specialty finance and equipment leasing businesses in North America, Europe and Asia-Pacific. We plan to acquire growing businesses with strong management teams that earn attractive returns on equity. We will assist these managers by providing operational and acquisition advice and access to capital.
We were incorporated in Delaware on October 2005 to serve as a vehicle to effect a business combination with one or more operating businesses. From inception through September 13, 2007, we were a development stage company. During that period we did not have any business or operations. Our activities were limited to raising capital in our initial public offering (which we refer to as our “IPO”), identifying an operating business to acquire, and negotiating and entering into an agreement to acquire Royal Wolf.
To date our only operating subsidiary is Royal Wolf.
Royal Wolf
On September 13, 2007 (September 14 in Australia), we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. The purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of approximately $1.0 million previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance; and the issuance of a note to Bison Capital. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.
We have combined certain financial data (primarily revenues) pertaining to the period from July 1 to September 13, 2007, which was prior to our acquisition of Royal Wolf, with our financial results for the year ended June 30, 2008 for purposes of comparability in this Item 1. Reference is made to Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Annual Report on Form 10-K for a discussion of us and Royal Wolf as successor and predecessor, respectively.
On April 30, 2008 (May 1 in New Zealand), Royal Wolf acquired the stock of RWNZ Acquisition Co. Limited (“RWAC”) and its wholly owned subsidiary, Royalwolf Trading New Zealand (“RWNZ”), believed to be the largest marketer and lessor of storage containers in New Zealand, for approximately $17 million.
Royal Wolf is the leading provider in Australia and New Zealand of mobile storage containers, portable container buildings and freight containers, which we refer to as mobile storage or storage container products. Royal Wolf leases and sells storage container products through its 18 customer service centers (which we refer to as “CSCs”) in Australia and six in New Zealand, which are located in every state in Australia and the North and South Islands of New Zealand. We believe Royal Wolf has the largest lease fleet of storage container products in Australia and New Zealand. Royal Wolf is the only portable container lease and sales company with CSCs in all major business centers in Australia and New Zealand and, as such, is the only company in Australia and New Zealand with a national infrastructure and work force.

Royal Wolf’s storage container products are used by a broad range of industries. Our storage container products provide secure, accessible temporary storage for a diversified client base of over 12,000 large and small customers who conduct business in industries that include mining, road and rail, construction, moving and storage, manufacturing, transportation and defense. Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods.
We are pursuing strategies which include the growth of our leasing operations. Historically, Royal Wolf’s revenue mix has been approximately 70% sales and 30% leasing, but by shifting priorities and incentives, supporting organic growth and by making subsequent acquisitions, our strategy is to focus on building the leasing component of our revenues. We believe a leasing business with a fleet of storage container products has the following advantages:
•	recurring revenues from leases with an average duration of 13-15 months;

•	monthly lease rates that recoup our unit investment within an average of 24-28 months;

•	long useful asset lives exceeding 25 years with low maintenance and high residual values;

•	the ability to leverage the relatively fixed costs of our CSCs to service a larger fleet of storage container products; and

•	incremental leasing operating margins in excess of 50%.
Industry Overview
The storage industry includes two principal markets, fixed self-storage and mobile storage. The fixed self-storage market consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. Although we have containers that are used for self-storage on our sites and have sites that are focused on self-storage such as Auckland and Christchurch in New Zealand and Tomago in Australia, we do not participate in the fixed self-storage market with permanent structures.
The mobile storage market, in which we operate, differs from the fixed self-storage market in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of mobile storage include convenience, immediate accessibility, better security and lower costs. In contrast to fixed self-storage, the mobile storage market is primarily used by businesses.
Mobile Storage Container Market
Since the mid-1990s, the storage container industry in Australia and New Zealand has developed into a stable market analogous to the marine container business of 20 or 25 years ago. Marine containerization displaced less efficient and more expensive specialized equipment. We believe mobile storage containers are achieving increased market share compared to the other options because of an increasing awareness that containers provide ground level access, durable protection against damage caused by wind or water and custom modifications tailored to customers’ specific uses.
We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $183 million (AUS$190 million), with an estimated 60% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, rental revenue will account for an increasing proportion of the total revenue.

The mobile storage market has experienced steady growth since the mid-1990s. Although there is no official forecast of industry growth rates or the future potential size market for mobile storage in Australia and New Zealand, we believe that a number of factors suggest that the market will continue to grow:
•	The level of knowledge among potential customers regarding the availability and benefits of containerized storage in key Australia and New Zealand markets, such as the construction and mining industries, is still relatively low;

•	Suppliers and customers continue to develop further uses for mobile storage containers, thereby broadening the market for mobile storage containers; and

•	As the market leader in Australia and New Zealand, Royal Wolf has consistently achieved organic growth based, in part, on growth in the market as a whole.
Royal Wolf’s competition in this market is regionalized and highly fragmented. In most locations in Australia, Royal Wolf competes with several national and regional competitors, including Simply Containers, Cronos, Macfield and ANL CGM, as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, most are heavily reliant on monthly sales performance, have slowly growing rental fleets and have limited ability to transact larger deals. The New Zealand market is even more fragmented.
The following table lists Royal Wolf’s principal competitors in the mobile storage container market in Australia. This information was compiled by Royal Wolf’s management team based upon informal estimates and internal surveys of competitor rental fleet size, annual sales volumes and, where possible, external information such as competitor newsletters, placement of advertising in regional yellow pages and discussions with corporate customers and suppliers of used boxes; such as wholesalers, shipping lines and container fleet lessors. We have no independent corroboration of this market information, and there is no assurance that this internally-generated information is accurate or complete.

Scope of
Competitor	Operations
Simply Containers	National
Macfield	Regional
Cronos	National
ANL CGM	National
Portable Buildings Market
The portable buildings market in Australia was estimated to have generated revenue totaling $927 million (AUS$964 million) during the twelve-month period ending June 30, 2006, of which approximately $549 million (AUS$571 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in March 2006. The portable buildings market consists of the following:
•	Engineering, construction and resources — approximately 50%.

•	Non-residential building construction — approximately 35%.

•	Recreation and holiday market — approximately 15%.
Within the engineering, construction and resources market, portable buildings are used for site offices, toilet and shower facilities, and worker housing and temporary accommodation blocks. This market is influenced by trends in public and private sector spending on infrastructure, generally, and, particularly, mine development and road and pipeline construction.

Demand from the non-residential buildings market principally stems from the demand for work sheds, site offices, industrial garages and temporary warehousing. Demand can be significantly affected by special projects such as the 2006 Commonwealth Games hosted in Australia.
The recreation and holiday market is increasingly becoming an important source of demand, particularly for the supply of fitted out cabins to be used as rental accommodations and second homes on purchased blocks of land. Growth in demand has been driven by growth in disposable income and increased leisure time associated with an aging population.
We believe that the portable buildings market will grow over the medium term, driven in part by a cyclical expansion in the mining and construction markets. We also believe that differentiation and new portable building products such as the hazardous materials unit and containerized portable office and portable housing units introduced by Royal Wolf in 2005 will act as a stimulus for longer-term growth in the market as older style products are replaced.
The lease and sale of containerized portable buildings have major advantages over traditional portable buildings in terms of transportability, security and flexibility; and we believe that this represents a significant market and growth opportunity for Royal Wolf.
In the portable buildings markets, Royal Wolf competes with three or four other large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors include Coates, Atco, Ausco and Nomad. At present, Royal Wolf has a small presence in this market. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tends to inhibit new entrants. As Royal Wolf already has a national sale and distribution network, established supply channels and a strong profile in its target markets, many of the barriers to entry applicable to other new entrants are not applicable to it.
The following table lists Royal Wolf’s principal competitors in the Australian portable buildings market:

Scope of
Competitor	Operations
Coates	National
Ausco	National
Nomad	National
Atco	National
Freight Container Market
Based upon internal analysis, Royal Wolf’s management team estimates that the freight container market in Australia generates approximately $36 million (AUS $37 million) in aggregate annual lease and sales revenues. The rate of growth in this industry has been slow compared with the portable container storage and portable buildings market, which reflects the relative maturity of this industry.
Although there is potential for growth in the freight container market as more road and rail carriers recognize the efficiencies of containerization, Royal Wolf’s present strategy is to maintain rather than grow its container fleet investment and dependence upon this sector of its business activities. Competitors include MacField, Cronos and Simply Containers.

The following table lists Royal Wolf’s principal competitors in the Australian freight container market:

Scope of
Competitor	Operations
Macfield	National
Cronos	National
Simply Containers	National
Business Strengths of Royal Wolf
Royal Wolf is the leading provider of storage container products in Australia and New Zealand. We believe this leading position is based upon the following strengths:
• Market Leader. With a lease fleet of approximately 29,000 containers, a sales inventory of approximately 5,000 containers and 24 CSCs located in every state in Australia and in the North and South Islands of New Zealand, we believe Royal Wolf is the market leader in Australia and New Zealand for storage container products.
• Diversified Customer Base. Our storage container products provide secure, accessible temporary storage for a diversified client base of over 12,000 customers that includes large and small mining companies, road and rail businesses, construction companies, moving and storage providers, manufacturers, transportation businesses and the Australian military.
• Experienced Management Team. Royal Wolf has an experienced senior management team. Robert Allan, the chief executive officer of Royal Wolf, has over 24 years of experience in the equipment leasing industry. The ten members of the senior management team of Royal Wolf have an average of over 10 years of experience in the equipment leasing industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.
Business Strategy
Our business strategy consists of the following:
Focus on Mobile Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our storage container products throughout Australia and New Zealand. Royal Wolf’s leasing revenues grew from $12.4 million in the year ended December 31, 2004 to $32.5 million in the fiscal year ended June 30, 2008, reflecting a compound annual growth rate of over 33%. The container storage and portable building industry is relatively underdeveloped in Australia and New Zealand. We believe the underdeveloped nature of the market presents significant growth opportunities for Royal Wolf. Although use for mobile storage, domestic freight movement and portable building applications is increasing, we believe there are many more uses for our storage container products still to be developed. Royal Wolf’s market opportunity is to fully develop and service these applications.
Generate Strong Internal Growth. We define internal growth as an increase in lease revenues on a year-over-year basis at our branch locations in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of storage container units we lease from our existing branches to both new and repeat customers as well as changing the billing methodologies that are represented in the U.S. market, such as billing in advance, a 28-day billing cycle, fuel surcharges and a damage waiver program. Historically, we have been able to generate strong internal growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of mobile storage and differentiate our products from our competitors.

Launch Enhanced and Innovative Products. We continue to enhance our existing products to meet our customers’ needs and requirements. We have introduced new products and features that expand the applications and overall market for our storage products. For example, in 2005 we introduced a 10-foot wide storage unit that has proven to be a popular product with our customers. In 2005, we also introduced a new accommodation unit used in mining camps. In 2007-2008, we introduced specialized products for the construction and engineering sectors as well as a blast resistant container unit for the refinery and energy sector.
Leverage our Infrastructure through Acquisitions. Our branch network infrastructure covers a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing branches or adding newly acquired fleets with branch locations in better locations can be very effective. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area.
From July 2007 through June 2008, Royal Wolf completed four acquisitions:
• On November 15, 2007 we acquired substantially all of the assets of GE SeaCo Australia Pty Ltd. (“GeSeaco”) for $17.9 million. The acquisition added more than 6,300 containers to Royal Wolf’s fleet, of which 4,600 units are leased by approximately 200 mid-sized businesses and approximately 20 national accounts serving such industries as road and rail, moving and storage and logistics. Prior to the acquisition, we believe GE SeaCo was the third largest storage container lessor in Australia. GE SeaCo exited the domestic container leasing market in Australia through this transaction and the simultaneous sale of its tank container business. Royal Wolf assumed several depot and agency contracts, including a third party sales agreement for intermodal containers from the GE SeaCo international fleet.
• On February 28, 2008 we acquired the dry and refrigerated container assets of Container Hire and Sales (“CHS”), located south of Perth, Australia for $3.8 million. With this acquisition, Royal Wolf added 630 storage containers, of which approximately 570 units were leased in the mining dominated Western Australia marketplace. This acquisition ultimately consolidated with an existing CSC in the Bibra Lakes suburb, south of Perth.
• On April 30, 2008 (May 1 in New Zealand), we acquired RWNZ Acquisition Co. Limited (“RWAC”) and its wholly owned subsidiary Royalwolf Trading New Zealand (“RWNZ”), believed to be the largest marketer and lessor of storage containers in New Zealand, for approximately $17.0 million. Through this acquisition Royal Wolf acquired more than 5,800 storage containers, of which approximately 5,000 storage containers were in the leasing fleet that are primarily delivered through five branches or customer service centers.
• On June 16, 2008, we acquired 162 storage containers from Container Hire & Storage Pty Ltd d/b/a Tomago Self-Storage in Tomago, New South Wales for approximately $427,000.
As a result of these acquisitions and organic growth, Royal Wolf’s lease fleet grew to 28,603 units as of June 30, 2008.

Subsequent Merger Announcement
On July 28, 2008, we announced the signing of a merger agreement among General Finance, our wholly-owned subsidiary, GFN North America Corp. (“GFNA”), Mobile Office Acquisition Corp. (“MOAC”) and its subsidiary, Pac-Van, Inc. (“Pac-Van”), and certain stockholders of MOAC in a transaction valued at $158.8 million, plus the cost of any subsequent acquisitions by Pac-Van. Pac-Van is a provider of modular buildings and mobile offices in the United States. MOAC’s stockholders are Ronald L. Havner Jr. (an over five percent beneficial owner of GFN), Ronald F. Valenta (our Chief Executive Officer), Laminar D.E. Shaw and Pac-Van management employees. A special committee made up of the independent members of our Board of Directors retained independent counsel and a financial advisor and negotiated and approved the merger; which is subject to approval of the our stockholders at a special meeting on September 30, 2008 and other customary closing conditions.
Pac-Van, Inc. is headquartered in Indianapolis, Indiana and operates 26 branch locations in 17 states in the United States with more than 7,000 customers. The transaction will establish General Finance as a key player and provider of modular units and mobile storage solutions in North America and the Asia-Pacific area with estimated combined annual revenues of approximately $195 — $210 million.
Pursuant to the merger agreement, the stockholders of MOAC will be entitled to receive up to $21.5 million of cash, 4,000,000 restricted shares of our common stock issued at $7.50 per share (with an aggregate value of $30 million) and a 20 month subordinated promissory note in the aggregate principal amount of $1.5 million or the “note”. The note and $8.5 million of the restricted stock will secure the indemnification obligations for 20 months. Pursuant to the merger agreement, GFNA will assume approximately $107 million of Pac-Van’s indebtedness and will acquire all outstanding shares of MOAC. We and the stockholders of MOAC will enter into several agreements, including a stockholders agreement which will provide registration rights with respect to the 4,000,000 restricted shares of common stock which may be exercised after June 30, 2009.
Pac-Van’s indebtedness consists of approximately $82 million outstanding under its senior secured credit facility and $25 million outstanding under a senior subordinated promissory note.
Products and Services
Royal Wolf is the only storage container product company in Australia and New Zealand with both the national presence and product range capable of servicing all sectors of the domestic rental and sales market. The Company’s key products include:

Mobile storage containers:	10-foot, 20-foot and 40-foot general purpose units
Double pallet-wide high cube units
Hazardous goods containers
Refrigerated containers

Portable container buildings:	Site offices and cabins
Workforce accommodation units
Luxury accommodation units
Restroom blocks
Blast-resistant units
Specialized office and infrastructure suites

Freight Containers:	Curtain-side containers
20-foot and 40-foot Hi-cube containers
20-foot and 40-foot two pallet-wide containers
Side-opening door containers
20-foot bulk containers

Mobile Storage Containers. Royal Wolf leases and sells mobile storage containers, some of which are customized for specific customers, for on-site storage by customers. These customers include retail outlets and manufacturers, government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and the general public. Royal Wolf’s products include general purpose dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities.
The amount and percent of Royal Wolf’s total sales and leasing of container revenues attributable to the market for the fiscal year ended June 30, 2008 were as follows ($ in millions):

Sales	$60.8	77%
Leasing	$22.0	68%
Containers in lease fleet	18,785	66%
Portable Container Buildings. Royal Wolf also leases and sells portable container buildings as site offices and for temporary accommodations. Royal Wolf customizes mobile storage container buildings for some customers. Royal Wolf entered the portable building market in August 2005 with 20-foot and 40-foot portable buildings manufactured from steel container platforms which it markets to a subset of its mobile storage container customer base.
The amount and percent of Royal Wolf’s total sales and leasing of container revenues attributable to the market for the fiscal year ended June 30, 2008 were as follows ($ in millions):

Sales	$14.0	18%
Leasing	$2.8	8%
Containers in lease fleet	1,490	5%
Freight Containers. Royal Wolf leases and sells freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, freight forwarders, transport companies, rail freight operators and the Australian military. Royal Wolf’s freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.
The amount and percent of Royal Wolf’s total sales and leasing of container revenues attributable to the market for the fiscal year ended June 30, 2008 were as follows ($ in millions):

Sales	$4.2	5%
Leasing	$7.7	24%
Containers in lease fleet	8,328	29%
Product Lives and Durability
Most of our fleet is comprised of new and refurbished and customized storage containers, manufactured steel containers and record storage units, along with our freight and accommodation units. These products are designed for long useful lives.
A portion of our fleet consists of used storage containers of eight to 12 years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the International Organization for Standardization, which we refer to as “ISO.” Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, and further customize them, and add our decals and branding.
We maintain our steel containers on a regular basis by painting them on average once every three to five years, removing rust, and occasionally replacing the wooden floor or a rusted panel. This periodic maintenance keeps the container in good condition and is designed to maintain the unit’s value and rental rates comparable to new units.

Branch network
Royal Wolf leases and sells its storage container products from an Australia and New Zealand network of 24 CSCs, the largest branch network of any company in Australia and New Zealand in the business of selling and leasing storage container products. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force.
A typical Royal Wolf CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and includes a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand.
The following map shows Royal Wolf’s existing CSC locations:
Each branch has a branch manager who has overall supervisory responsibility for all activities of the branch. Branch managers report to one of our six regional managers. Our regional managers, in turn, report to our CSC or retail manager. Performance based incentive bonuses are a portion of the compensation for the CSC, regional and branch managers.
Each branch has its own sales force, and we are introducing a transportation department that will deliver and pick up mobile storage units from customers in certain hub areas. Each branch has forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three-high to maximize usable ground area. Our larger branches also have a fleet maintenance department to make modifications to the containers and maintain the branch’s forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.
Except for the Auckland, New Zealand self-storage and regional office site, we lease all of our branch locations. All of our major leased properties have remaining lease terms of between one month and 15 years, and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.
We lease Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. These offices have approximately 8,225 square feet of office space. The lease term expires November 2010.

Customers
Royal Wolf has a broad base of over 12,000 active customers, with only four customers constituting more than 2% of our annual revenue for the fiscal year ended June 30, 2008. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the breadth of Royal Wolf’s customer base reduces the business exposure to a downturn in any particular industry.
Royal Wolf provides its customers a solutions-oriented approach, with high reliability in equipment quality and supply, with prompt and efficient delivery and pick-up, and with superior service and product knowledge. This is supported by a highly responsive national marketing team, in-house finance, and control and engineering expertise and nationally linked fleet management and accounting systems. Royal Wolf is the largest and only truly national supplier of container products in Australia and New Zealand, and the only container company with the scale and capacity to service a full range of customers; from small local accounts right through to the largest national businesses.
Royal Wolf’s diverse customer base uses mobile storage containers for a variety of uses:
For the Fiscal Year Ended June 30, 2008
•	Rapid deployment storage for the military, emergency services and disaster relief;

•	Portable work camps for the resources industry, including accommodations, ablution and kitchen containers;

•	Low-cost accommodations for remote communities and caravan parks;

•	Blast resistant containers for refineries;

•	Offices, workshops or storerooms in a growing range of sizes and configurations;

•	Temporary storage of excess inventory for the retail and wholesale industries; and

•	Farm storage for cattle feed, farm equipment, fertilizers and other items.
During the fiscal year ended June 30, 2008, our asset acquisition from GE SeaCo significantly increased our exposure in the transport sector. We also enhanced our national accounts team with the addition of a focused group in construction, engineering and maintenance.

During the fiscal year ended June 30, 2008 sales of our storage container products to both the mining, construction and transport industries increased. We believe the diversity of our customer base will allow us to take advantage of growth in a wide variety of industries.
Employees
As of June 30, 2008, Royal Wolf employed approximately 250 full-time employees in the following major categories:

Management	25
Administrative	75
Sales and marketing	80
Operations	70
In addition, we have two full-time employees at our corporate office in Pasadena, California.
None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.
Sales and Marketing
Royal Wolf’s sales and marketing strategy is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages and print media advertising, phone sales and cold calling, web-site, word of mouth, signage and decal awareness, walk-ins and direct mail.
The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is for Royal Wolf to be one of the suppliers that potential customers call.
Product Procurement
Royal Wolf purchases marine cargo containers from a wide variety of international shipping lines and container leasing companies, plus new container products directly from storage container manufacturers in China. We believe Royal Wolf is the largest buyer of both new and used storage container products for the Australia and New Zealand markets.
The majority of used storage containers purchased are standard 20-foot and 40-foot units which Royal Wolf converts, refurbishes or customizes. Royal Wolf purchases new storage containers directly from container manufacturers.
Each of the following material suppliers was the source of five percent or more of Royal Wolf’s container purchases during the fiscal year ended June 30, 2008:

Suppliers	Type of Product Purchased	Percentage of Container Purchases

Nantong CIMC	New	36%
Civet Zhuhai Container Factory	New	8%
Shanghai Baoshan	New	7%
Jiangsu Wanlong Special Container	New	5%

Royal Wolf purchases new storage container products under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Royal Wolf is not dependent upon any one manufacturer and is able to purchase storage container products from a variety of suppliers. The failure of one or more of its suppliers to timely deliver containers to Royal Wolf could adversely affect its operations. If these suppliers do not timely fill Royal Wolf’s purchase orders or do not properly manufacture the ordered products, Royal Wolf’s reputation and financial condition also could be harmed.
In connection with the asset purchase from GE SeaCo in November 2007, we entered into a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to us, and we have agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, we received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012. Approximately 1,200 units were purchased under this contract in the year ended June 30, 2008.
Fleet Management
Royal Wolf regularly needs to re-locate containers between its CSCs to meet peaks in regional demand and optimize inventory levels. Royal Wolf has close relationships with the national road and rail hauling companies that enable it to transport the majority of containers interstate at attractive rates.
Royal Wolf’s management information systems are instrumental to its fleet management and targeted marketing efforts. Fleet information is updated daily at the branch level which provides management with on-line access to utilization, leasing and sale fleet unit levels and revenues by branch or geographic region.
Management Information and Back Office Systems
Our management information systems, including the RMI and Navision software programs, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, customer trends and fleet data. All our branches use RMI/Navision and our support office provides financial, inventory and customer reports for branch managers.
Regulatory Matters
We must comply with various federal, state and local laws and regulations in connection with our operations. We believe that we are in substantial compliance with these laws and regulations. In addition to compliance costs, we may incur costs related to alleged environmental damage associated with past or current properties owned or leased. We believe that our liability, if any, for any environmental remediation will not have a material adverse effect on our financial condition. However, we cannot be certain that the discovery of currently unknown matters or conditions, new laws and regulations, or stricter interpretations of existing environmental laws will not have a material adverse effect on our business or operations in the future.
In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers. Royal Wolf engaged the services of independent consultants in cooperation with the Australian government in testing ventilation improvements. We believe that, based on their investigation and field test outcomes to-date, the remediation of this matter will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Trademarks
Royal Wolf has a licensing agreement with us for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We acquired this trademark for Asia-Pacific indirectly from Triton Corporation with the RWNZ purchase for $740,000. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. The license is nontransferable by Royal Wolf without our consent. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business.
Available information
Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K.
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events in a current report on Form 8-K. The public may read and obtain a copy of any materials we file with the SEC through our Internet website noted above, which is hyperlinked to the SEC’s Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.
In addition, the public may read and obtain a copy of any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
Executive Officers of the Registrant
The following information is provided as of June 30, 2008 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in Item 10 of this Annual Report on Form 10-K; which incorporates by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.
No family relationship exists between any executive officer.

Name	Age	Position
John O. Johnson	47	Chief Operating Officer

Charles E. Barrantes	56	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	41	General Counsel, Vice President & Secretary

Robert Allan	52	Chief Executive Officer, Royal Wolf

John O. Johnson has served as our Chief Operating Officer since inception. Mr. Johnson is a Managing Director of The Spartan Group, a boutique investment banking firm, which he co-founded in 2002. Prior to founding The Spartan Group, Mr. Johnson served in multiple positions with Banc of America Securities from 1984 until 2002, culminating in his appointment as Managing Director in 1994. While at Banc of America Securities, he specialized in growth company banking coverage and leveraged buyouts and leveraged finance.
Charles E. Barrantes has served as our Executive Vice President and Chief Financial Officer since September 2006. Prior to joining us, Mr. Barrantes was vice president and chief financial officer for Royce Medical Company from early 2005 to its sale in late 2005. From 1999 to early 2005, he was chief financial officer of Earl Scheib, Inc., a public company that operated over 100 retail paint and body shops. Mr. Barrantes has over 25 years of experience in accounting and finance, starting with more than a decade with Arthur Andersen & Co.
Christopher A. Wilson became our General Counsel, Vice President & Secretary in December 2007. Prior to joining us, Mr. Wilson was the general counsel and assistant secretary of Mobile Services Group, Inc. from February 2002 to December 2007. Mr. Wilson practiced corporate law as an associate at Paul, Hastings, Janofsky & Walker LLP from 1998 to February 2002. Mr. Wilson graduated with a B.A. from Duke University in 1989 and a J.D. from Loyola Law School of Los Angeles in 1993.
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
Item 1A. Risk Factors
In addition to risk factors included in this Annual Report on Form 10-K, you should also consider all the “Risks Related to Our Business and Operations Following Our Acquisition of Pac-Van,” “Risks Related to the Acquisition” and “Risk Related to our Substantial Indebtedness” as set forth in definitive proxy materials filed with the Securities and Exchange Commission for a special meeting of stockholders to be held on September 30, 2008, as described under “Subsequent Merger Announcement” in Item 1.
Risks Related to Our Business
Our overall financial results will be affected by the relative value of the Australian dollar to the U.S. dollar and may be affected by other currencies with future acquisitions
While the past two years have seen gains in the Australian dollar relative to the U.S. dollar, there is a likelihood that that trend will reverse. If the Australian dollar loses value against the U.S. dollar then the value of the operating results and the value of the investment in Australia will decline for financial reporting purposes and our overall financial results will be diminished. Future acquisitions in other countries may further impact the currency exchange impact on our financial results and may not be offset by increases in our U.S. dollar-based operations.
Sales of storage container units constitute a significant portion of Royal Wolf’s revenues. Failure to continue to sell units at historic levels could adversely affect our financial results and our ability to grow.
Sales of storage container units and related modification revenues constituted approximately 70% of Royal Wolf’s total revenues for the fiscal year ended June 30, 2008. Revenues from sales of storage container units have a material impact on our financial results and our ability to service our debt. Further, the funding of the growth of the container lease fleet is dependent upon the sales of storage container units to take advantage of business and growth opportunities available to it.

General or localized economic downturns or weakness may adversely affect Royal Wolf’s customers, in particular those in the mining, transport and construction industries, which may reduce demand for Royal Wolf’s products and services which would negatively impact our future revenues and results of operations.
A significant portion of Royal Wolf’s revenues is derived from customers in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the mining, transport and construction industries, which constituted approximately 15%, 21.5% and 11% respectively, of Royal Wolf’s revenues in the fiscal year ended June 30, 2008. Although we believe the variety of Royal Wolf’s products, the breadth of its customer base and its geographic diversity throughout Australia and New Zealand reduce its exposure to general economic or localized downturns, such downturns could reduce demand for Royal Wolf’s products and negatively impact our future revenues and results of operations.
We may need additional debt or equity to sustain our growth, but we do not have commitments for such funds.
We finance our growth through a combination of borrowings, cash flow from operations and equity financing. Our ability to continue growing at the pace we have historically grown will depend in part on our ability to obtain either additional debt or equity financing on acceptable terms and pricing. The terms on which debt and equity financing is available to us varies from time to time and is influenced by our performance and by external factors, such as the economy generally and developments in the market, that are beyond our control. Also, additional debt financing or the sale of additional equity securities may cause the market price of our common stock to decline. If we are unable to obtain additional debt or equity financing on acceptable terms, we may have to curtail our growth by delaying new branch openings, or, under certain circumstances, lease fleet expansion.
Royal Wolf faces significant competition in the portable buildings industry and regional competition in the portable storage market. Royal Wolf also faces potentially significant competition from modular industry companies who have portable storage offerings, especially from national competitors in Australia who have greater financial resources and pricing flexibility than Royal Wolf does. If Royal Wolf is unable to compete successfully in these industries, it could lose customers and our future revenues could decline.
Although Royal Wolf’s competition varies significantly by market, the portable buildings market in which Royal Wolf competes is dominated by three or four large participants and is highly competitive. In addition, Royal Wolf competes with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular space industry is highly competitive and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage offerings are less leveraged than Royal Wolf, and have greater financial resources and pricing flexibility than Royal Wolf does. If they focus on portable storage, Royal Wolf could lose customers and our future revenues could decline. If Royal Wolf is unable to compete successfully in these markets, it could lose customers and our future revenues could decline.
We may be required to take certain actions to satisfy Bison Capital’s put option or our call option for Bison Capital’s 13.8% interest in GFN U.S. prior to when we determine it would be feasible to do so.
We have entered into a shareholders agreement with Bison Capital with respect to our 86.2% and Bison Capital’s 13.8% ownership interest in GFN U.S., which indirectly owns Royal Wolf. Under our shareholders agreement with Bison Capital, at any time after September 13, 2009, Bison Capital has the option to cause us to purchase from them all of its 13.8% outstanding capital stock of GFN U.S. Also, under the shareholders agreement, we have the option to, at anytime prior to September 13, 2010, cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to us. If Bison Capital exercises its put option or if we exercise our call option under unfavorable market conditions; we may choose to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, in order to satisfy the payment to Bison Capital for its 13.8% interest in GFN U.S. Any of these actions could have a material adverse effect on our operations and financial condition.
The failure of Royal Wolf to achieve its business strategy of increasing its leasing revenue could adversely affect the predictability of our quarterly earnings results and adversely affect our results of operations.
Historically, sales of containers have been approximately 70% of Royal Wolf’s total revenues and leasing of containers has generated approximately 30% of total revenues. We are pursuing a strategy of increasing revenue generated from leasing operations. Revenues generated from sales can vary greatly from quarter to quarter, while revenue from leasing operations is more predictable. If we are not successful in increasing the percentage of our revenues generated by our leasing operations, our results of operations may vary greatly quarter to quarter, and would therefore be less predictable. In addition, if we are not successful in increasing the percentage of our revenues from our leasing operations, our results of operations may be adversely affected.
Our customers lease our storage container products on a month-to-month basis, and our results of operations could be adversely affected by a downturn in economic activity.
Should a significant number of Royal Wolf’s storage container products be returned by customers during a short period of time, Royal Wolf would have to lease a large supply of units to new customers at similar rates in order to maintain historic revenues from these operations. Royal Wolf’s failure to effectively lease to new customers a large influx of units returned by customers from leases could have a material adverse effect on our results of operations.

The supply and cost of used ocean-going containers fluctuates, which fluctuation could affect Royal Wolf’s pricing and our ability to grow.
Royal Wolf currently purchases, refurbishes and modifies used ocean-going containers in order to replenish and expand its lease fleet. Various freight transportation companies, freight forwarders and commercial and retail storage companies also purchase used ocean-going containers. Many of these other companies have greater financial resources than Royal Wolf does. As a result, if the number of available containers for sale decreases, these competitors may be better able to absorb an increase in the cost of containers. If used ocean-going container prices increase substantially, Royal Wolf may not be able to purchase enough new units to maintain or increase the size of its fleet. These price increases also could increase Royal Wolf’s acquisition costs and operating expenses and adversely affect our results of operations and reduce our earnings. Conversely, an oversupply of used ocean-going containers may cause container prices to fall, which may result in competitors then lowering the lease rates on their storage units. As a result, Royal Wolf may need to lower its lease rates to remain competitive, which would cause our future revenues to decline.
Governmental regulations could impose substantial costs and restrictions on Royal Wolf’s operations that could harm our future results of operations.
Royal Wolf is subject to various Australia and New Zealand federal, state and local environmental, transportation, health and safety laws and regulations in connection with its operations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of severe penalties or restrictions on its operations or reductions or delays in sales of storage container products. In addition, these laws and regulations could change in a manner that materially and adversely affects Royal Wolf’s ability to conduct its business. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs. If Royal Wolf is unable to pass these increased costs on to its customers, our future operating results could be negatively impacted.
Royal Wolf may not be able to facilitate its growth strategy by identifying or completing transactions with attractive acquisition candidates, which could impair the growth and profitability of its business.
An important element of our growth strategy for Royal Wolf is to continue to seek additional acquisitions in order to add new leasing customers within existing geographic markets and branch locations and to expand Royal Wolf’s operations into new markets. Any future growth through acquisitions will be partially dependent upon the continued availability of suitable acquisition candidates at favorable prices, upon advantageous terms and conditions and upon successful integration of the acquired businesses. However, future acquisitions may not be available at advantageous prices or upon favorable terms and conditions. In addition, acquisitions involve risks that the businesses acquired will not perform in accordance with expectations, that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove incorrect, that the acquired businesses may not be integrated successfully and that the acquisitions may strain Royal Wolf’s management resources. Future acquisitions and any necessary related financings also may involve significant transaction-related expenses. If Royal Wolf is unable to complete additional acquisitions or successfully integrate any businesses that it does acquire, our future growth and operating results would be adversely impacted. There is no assurance that we or Royal Wolf will be able to identify, negotiate or complete any future acquisitions, or, if completed that any such acquisitions will be successful.
Failure to retain key personnel could adversely affect Royal Wolf’s operations and could impede our ability to execute our business plan and growth strategy.
Royal Wolf is managed largely by its existing officers, including Robert Allan, its Chief Executive Officer, and Peter McCann, its Chief Financial Officer. The continued success of Royal Wolf will depend largely on the efforts and abilities of these executive officers and certain other key employees. The ten members of the senior management team of Royal Wolf have an average of over 14 years of experience in the equipment leasing industry. These officers and employees have knowledge and an understanding of Royal Wolf and its industry that cannot be readily duplicated. Each of Messrs. Allan and McCann has an employment agreement which is terminable under certain circumstances upon notice to him. However, we do not have key-man insurance on any of these key personnel. The loss of any member of Royal Wolf’s senior management team could impair our ability to execute our business plan and growth strategy, cause a loss of customers, reduce revenues and adversely affect employee morale.

Any failure of Royal Wolf’s management information systems could disrupt our business and result in decreased lease or sale revenues and increased overhead costs, which could negatively impact our results of operations.
Royal Wolf depends on its management information systems to actively manage its lease fleet, control new unit capital spending and provide fleet information, including leasing history, condition and availability of our units. These functions enhance Royal Wolf’s ability to optimize fleet utilization, lease fleet condition and redeployment. The failure of Royal Wolf’s management information systems to perform as we anticipate could disrupt its business and could result in, among other things, decreased leases or sales and increased overhead costs, which could negatively impact our results of operations.
A write-off of all or a part of our goodwill and intangibles would hurt our operating results and reduce our stockholders’ equity.
As a result of our acquisition of Royal Wolf and subsequent acquisitions, we have recorded significant intangible assets related to goodwill, which represent the excess of the total purchase price of the acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under the U.S. accounting standards and instead are required to review goodwill and other non-amortizable intangibles at least annually for impairment. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off in future periods of all or a part of our goodwill or intangibles would hurt our operating results and stockholders’ equity. We are unable to currently estimate if and when it may become necessary to write-off goodwill or intangibles or the effect such a write-off may have on our financial results or the market prices of our securities.
Significant increases in raw material costs could increase our operating costs significantly and harm our stockholders’ equity.
Royal Wolf purchases raw materials, including metals, lumber, siding and roofing and other products, to perform periodic refurbishment of its units and to modify containers to its customers’ requirements. During periods of rising prices for raw materials, and in particular when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our operating costs and may not be able to pass price increases through to our customers in a timely manner, which could harm our future results of operations.
Failure by Chinese manufacturers to sell and deliver products to Royal Wolf in timely fashion may harm Royal Wolf’s reputation and our financial condition.
Royal Wolf currently purchases new storage container products directly from container manufacturers in China. Although Royal Wolf is not dependent on any one manufacturer and is able to purchase products from a variety of suppliers, the failure of one or more of its suppliers to timely manufacture and deliver containers to Royal Wolf could adversely affect its operations. Royal Wolf purchases new storage container products under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. Royal Wolf has no contracts with any supplier. If these suppliers do not timely fill Royal Wolf’s purchase orders, or do not properly manufacture the ordered products, our reputation and financial condition also could be harmed.
Some zoning laws restrict the use of Royal Wolf’s storage container units and therefore limit its ability to offer its products in all markets.
Most of Royal Wolf’s customers use Royal Wolf’s storage container units to store goods on their own properties. Local zoning laws in some of Royal Wolf’s geographic markets prohibit customers from maintaining portable storage units on their properties or require that portable storage units be located out of sight from the street. If local zoning laws in one or more of Royal Wolf’s geographic markets were to ban or restrict portable storage units stored on customers’ sites, Royal Wolf’s business in that market will suffer.
Unionization by some or all of Royal Wolf’s employees could cause increases in operating costs.
Royal Wolf’s employees are not presently covered by collective bargaining agreements. However, from time to time various unions have attempted to unionize some of Royal Wolf’s employees. We are unable to predict the outcome of any continuing or future efforts to unionize Royal Wolf’s employees, the terms of any future labor agreements, or the effect, if any, those agreements might have on our operations or financial performance.

We may not take certain actions with respect to Royal Wolf without the written consent of Bison Capital, as the holder of 13.8% of the outstanding capital stock of GFN U.S., which indirectly owns Royal Wolf.
Under the shareholders agreement, neither GFN U.S. nor Royal Wolf may take certain actions without the written consent of Bison Capital, including, without limitation, selling material assets outside the ordinary course of business, entering into transactions with GFN, issuing capital stock to GFN without offering a pro rata share to Bison Capital, issuing capital stock to a third party, issuing subordinated debt to any person without offering Bison its pro rata share, paying dividends or, with certain exceptions, make other payments to GFN, changing the nature of the business, merging with any person that results in a change of control, or acquiring any business if the purchase price and assumed debt exceeds $10 million.
Under our shareholders agreement with Bison Capital, we have agreed to acquire businesses comparable with Royal Wolf in a certain geographic territory solely through Royal Wolf.
Under our shareholders agreement with Bison Capital, we have agreed to acquire businesses engaged in the sale and lease of portable storage containers, portable container buildings and freight containers in certain geographic territory solely through Royal Wolf. The geographic territory is that part of the world south of Guam, west of Hawaii and east of Viet Nam.
Covenants in our debt instruments restrict or prohibit our ability to engage in or enter into a variety of transactions.
The agreements governing our secured senior subordinated note with Bison Capital and our secured credit facility with Australian and New Zealand Banking Group Limited contain various covenants that may limit our discretion in operating our business. In particular, we are limited in our ability to merge, consolidate or transfer substantially all of our assets, issue preferred stock of subsidiaries and create liens on our assets to secure debt. In addition, if there is default, and we do not comply with certain financial covenants or maintain borrowing availability in excess of certain pre-determined levels, we may be unable to incur additional indebtedness, make restricted payments (including paying cash dividends on our capital stock) or redeem or repurchase our capital stock.
Our secured credit facility requires us, under certain limited circumstances, to maintain certain financial ratios and limits our ability to make capital expenditures. These covenants and ratios could have an adverse effect on our business by limiting our ability to take advantage of financing, merger and acquisition or other corporate opportunities and to fund our operations. Breach of a covenant in our debt instruments could cause acceleration of a significant portion of our outstanding indebtedness. Any future debt could also contain financial and other covenants more restrictive than those imposed under the agreements governing the secured senior subordinated note and the secured credit facility.
A breach of a covenant or other provision in any debt instrument governing our current or future indebtedness could result in a default under that instrument and, due to cross-default and cross-acceleration provisions, could result in a default under our other debt instruments. Upon the occurrence of an event of default under the secured credit facility or any other debt instrument, the lenders could elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders could proceed against the collateral granted to them, if any, to secure the indebtedness. If the lenders under our current or future indebtedness accelerate the payment of the indebtedness, we cannot assure you that our assets or cash flow would be sufficient to repay in full our outstanding indebtedness.
The amount we can borrow under our secured credit facility depends in part on the value of the portable storage units in our lease fleet. If the value of our lease fleet declines, the amount we are able to borrow may decline. We are required to satisfy several covenants with our lenders that are affected by changes in the value of our container for lease fleet. We would breach some of these covenants if the value of our lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business, and we may be forced to liquidate a portion of our existing fleet.
GFN or its subsidiaries’ operations may not be able to generate sufficient cash flows to its meet debt service obligations.
GFN or its subsidiaries’ ability to make payments on its indebtedness will depend on its ability to generate cash from operations. The business may not generate sufficient cash flow from operations to enable it to repay GFN or its subsidiaries’ indebtedness and to fund other liquidity needs, including capital expenditure requirements. The indebtedness to be incurred by GFN or its subsidiaries under the secured credit facility will bear interest at variable rates, and therefore if interest rates increase, GFN or its subsidiaries’ debt service requirements will increase. In such case, GFN or its subsidiaries may need to refinance or restructure all or a portion of its indebtedness on or before maturity. GFN or its subsidiaries may not be able to refinance any of its indebtedness, including the new credit facility, on commercially reasonable terms, or at all. If GFN or its subsidiaries cannot service or refinance its indebtedness, it may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, any of which could have a material adverse effect on our operations and financial condition.

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
Mr. Valenta has significant experience and contacts in owning, operating and acquiring companies in the business of equipment sales and leasing, our present business. Mr. Johnson has significant experience in acquisitions, and part of our strategy is to acquire additional businesses engaged in equipment sales and leasing. Neither Mr. Valenta nor Mr. Johnson has an employment agreement with us, and they are not currently compensated for their services, although Mr. Valenta and Mr. Johnson currently beneficially own approximately 18% and 5%, respectively, of our outstanding common stock. Mr. Johnson and Mr. Valenta intend to serve in their current capacities without compensation and employment agreement until October 1, 2008 and January 1, 2009, respectively.
Ronald F. Valenta is affiliated with companies in the specialty finance business, which could create a conflict of interest in decisions affecting our business.
Ronald F. Valenta, a director and our Chief Executive Officer, is also affiliated with other companies in the specialty finance industry. Among them, he is a director of and the Chairman of the Board of Directors of MOAC, the parent company of Pac-Van., a U.S. office modular and portable storage company that we are attempting to acquire, as described under “Subsequent Merger Announcement” in Item 1.
Risks Associated with Future Acquisitions
To complete future business combinations, we may issue shares of our capital stock that would reduce the equity interest of our stockholders and could cause a change in control of our ownership, or incur debt, which could adversely affect our financial condition.
Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At June 30, 2008, there were 78,162,568 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options that may be issued under our 2006 Stock Option Plan).
If we seek to consummate future business combinations, we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete the other business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
In addition, we may incur substantial debt to complete another business combination. The incurrence of debt could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if certain covenants that require the maintenance of certain financial ratios or reserves are breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security instrument covenants restricting our ability to obtain such financing while the debt instrument is outstanding.

While part of our business strategy is to acquire additional businesses, there is no assurance that we will be able to identify businesses that we can acquire upon terms we believe acceptable, or if such acquisitions require additional financing, that we could obtain such additional financing.
If we do seek to complete other acquisitions, we cannot ascertain the capital requirements for other future transactions. We cannot assure you that, if required, additional financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular acquisition, we would be compelled to either restructure the transaction or abandon that particular acquisition. In addition, if we consummate a future acquisition, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may impact the continued development or growth of the target business.
Our growth plan includes the expansion of Royal Wolf’s operations into markets outside of Australia and New Zealand, including Asia-Pacific areas. Such international expansion may not prove successful, and may divert significant capital, resources and management’s time and attention and adversely affect Royal Wolf’s on-going operations in Australia and New Zealand.
To date, Royal Wolf has conducted all of its business within Australia and New Zealand. However, Royal Wolf has plans to enter international markets, including the Asia-Pacific area, in the future, which will require meaningful amounts of management time and attention. Royal Wolf’s products and its overall marketing approach may not be accepted in other markets to the extent needed to make its international expansion profitable. In addition, the additional demands on its management from these activities may detract from Royal Wolf’s efforts in the Australian and New Zealand markets and adversely affect its operating results in its principal market. Any international expansion will expose Royal Wolf to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and difficulties collecting accounts receivable.
Royal Wolf’s planned growth could strain our management resources, which could disrupt our development of new Royal Wolf CSCs.
Our future performance will depend in large part on our ability to manage Royal Wolf’s planned growth. Royal Wolf’s growth could strain our existing management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve Royal Wolf’s operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage Royal Wolf’s employees. If we do not manage Royal Wolf’s growth effectively, some of its new CSCs and acquisitions may lose money or fail, and we may have to close unprofitable locations. Closing a CSC would likely result in additional expenses that would adversely affect our future operating results
Future acquisitions of businesses could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.
We intend to pursue additional acquisition opportunities in an effort to diversify our investments and/or grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the acquired business’s operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will be able to properly ascertain or assess all of the significant risk factors.
In addition, the financing of any acquisition we complete could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and your equity interest in our company.
Except as required by law or the rules of any securities exchange on which our securities might be listed at the time we seek to consummate a subsequent acquisition, you will not be asked to vote on any such proposed acquisition and no redemption rights in connection with any such acquisition will exist.
Risks Associated with Our Warrants
Our outstanding options and warrants may have an adverse effect on the market price of common stock and increase the difficulty of effecting future business combination.
At June 30, 2008, we had outstanding options and warrants to purchase 8,011,380 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

We may choose to redeem outstanding warrants at a time that it is disadvantageous to our warrant holders.
Subject to there being a current prospectus under the Securities Act of 1933, as amended, with respect to the shares of common stock issuable upon exercise of the warrants issued as a part of the units in our initial public offering, we may redeem the warrants at any time after the warrants become exercisable, in whole and not in part, at a price of $.01 per warrant, upon a minimum of 30 days prior written notice of redemption, if and only if, the last sales price of our common stock equals or exceeds $11.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is sent. We may also elect to reduce the warrant price in our sole discretion to encourage warrant holders to exercise their warrants to purchase our common stock. Redemption of the warrants could force the warrant holders (i) to exercise the warrants and pay the exercise price therefore at a time when it may be disadvantageous for the holders to do so, (ii) to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or (iii) to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.
Although we are required to (and intend to) use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants issued in our IPO at the time that the warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case the warrant holders may not be able to exercise their warrants.
Holders of the warrants issued in our IPO will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot give assurance that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.
The price of our common stock may fluctuate significantly, which may make it difficult for shareholders to resell common stock when they want or at a price they find attractive.
We expect that the market price of our common stock will fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:
•	actual or anticipated variations in our quarterly operating results;

•	changes in interest rates and other general economic conditions;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.
If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.
The trading market for our common stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.
We do not currently intend to pay dividends, which may limit the return on your investment in us.
We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We locate our branches in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of mobile storage units to our customers over a wide geographic area. In addition, when cost effective, we seek locations that are visible from high traffic roads in order to advertise our products and our name. Our branches maintain an inventory of mobile storage units available for lease, and some of our branches also provide storage of units under lease at the branch (“on-site storage”). Except for the Auckland, New Zealand self-storage and regional office site, the branch locations are leased. The following table shows information about our branches by geographic area (Australia and New Zealand), sorted alphabetically with Year Established and Square Meters (“SQM”) under lease. Several branches have multiple leases of adjoining or contiguous properties. We believe these properties are suitable and adequate for our needs.

			Year
Location	Functions/Uses	Approximate Size	Established
Australia:
Adelaide	Leasing, on-site storage and sales	9,900 SQM	2007
Altona	Leasing, on-site storage and sales	10,012 SQM	2004
Brisbane	Leasing and sales	36,630 SQM	2005
Cairns	Leasing and sales	5,000 SQM	2004
Canberra	Leasing, on-site storage and sales	3,000 SQM	2007
Clayton	Leasing, on-site storage and sales	12,140 SQM	1997
Darwin	Leasing, on-site storage and sales	9,000 SQM	2006
Geraldton	Leasing, on-site storage and sales	10,672 SQM	2007
Gold Coast	Leasing and sales	2,500 SQM	2005
Gosford	Leasing and sales	4,200 SQM	2008
Hobart	Leasing and sales	4,266 SQM	2008
Newcastle	Leasing and sales	5,772 SQM	2001
Roselands	Leasing and sales	11,819 SQM	2003
Perth	Leasing and sales	12,200 SQM	2004
Sunshine	Leasing and sales	21,400 SQM	2005
Tomago	Leasing, on-site storage and sales	11,000 SQM	2008
Townsville	Leasing and sales	9,500 SQM	2005
Tuggerah (will be vacating during fiscal year 2009)	Leasing and sales	5,300 SQM	2002
Wollongong	Leasing and sales	3,000 SQM	2008
New Zealand:
Auckland-Ormiston Rd (owned)	On-site storage and administrative	8,425 SQM	2000
Auckland-East Tamaki	Leasing and sales	7,000 SQM	2005
Christchurch	Leasing and sales	10,026 SQM	2002
Hamilton	Leasing and sales	—	2008
Silverdale/Albany	Leasing and sales	3,916 SQM	2008
Tauranga/Bay of Plenty	Leasing and sales	—	2008
Wellington	Leasing and sales	7,000 SQM	2007
We lease Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. These offices have approximately 8,225 square feet of office space. The lease term is through November 2010.

We lease our corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our chief executive officer, who is also a member of the board of directors. The rent is $7,779 per month, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index.
Item 3. Legal Proceedings
We are not involved in any material lawsuits or claims arising out of the normal course of our business. The nature of our business is such that disputes can occasionally arise with employees, vendors (including suppliers and subcontractors), and customers over warranties, contract specifications and contract interpretations among other things. We assess these matters on a case-by-case basis as they arise. Reserves are established, as required, based on our assessment of its exposure. We have insurance policies to cover general liability and workers compensation related claims. In our opinion, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.
Reference is made to Note 10 of our consolidated financial statements for further discussion of commitments and contingencies, including any legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices
We will be transferring the listing of our securities from The American Stock Exchange (AMEX) to The NASDAQ Stock Market (NASDAQ) and expect to begin trading on NASDAQ under the symbols “GFNCU,” “GFN” and “GFNCW,” for our units, common stock and warrants, respectively, effective October 1, 2008.
Our units, common stock and warrants will be listed through September 30, 2008 on the AMEX under the symbols “GFN.U,” “GFN” and “GFN.WS,” respectively. The following table sets forth for the periods indicated the range of high and low sales prices for the units, common stock and warrants:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
FY 2008:
Fourth Quarter	$9.05	$6.15	$7.54	$5.44	$1.90	$0.91
Third Quarter	$12.15	$8.50	$9.05	$7.00	$3.24	$1.55
Second Quarter	$13.70	$10.00	$9.89	$7.90	$4.05	$2.20
First Quarter	$10.05	$8.80	$8.00	$7.43	$2.20	$1.60
FY 2007:
Fourth Quarter	$9.75	$9.00	$7.95	$7.56	$1.96	$1.45
Third Quarter	$9.60	$8.50	$7.95	$7.46	$1.80	$1.10
Second Quarter	$8.00	$7.81	$7.70	$7.22	$1.15	$0.62
First Quarter	$8.45	$7.75	$7.36	$7.22	$0.85	$0.63
Record Holders
As of September 5, 2008, there were eight stockholders of record of our common stock and one stockholder of record for our units. We believe that there are thousands of beneficial owners of our common stock, units and warrants.
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

Equity Compensation Plan
The following table sets forth information concerning our equity compensation plans as of June 30, 2008:

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average exercise	compensation plans
	exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in column
Plan category	warrants and rights	rights	(a))
Equity compensation plans approved by security holders(1)	939,000	$8.50	561,000
Equity compensation plans not approved by security holders(1)	—	—	—

Total	939,000	$8.50	561,000

(1)	We have one equity compensation plan, the 2006 Stock Option Plan.
Item 6. Selected Financial Data
Our summary historical consolidated financial data set forth below as of and for the year ended June 30, 2008 (as Successor) and the summary historical consolidated financial data for Royal Wolf (as our Predecessor) for the period from July 1, to September 13, 2007, and as of and for the years ended June 30, 2007 and 2006, was derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The summary consolidated financial data for Royal Wolf as of and for the six months ended June 30, 2005 and the year ended December 31, 2004 was derived from the audited financial statements of Royal Wolf. The information as of and for the year ended December 31, 2003 was derived from the audited financial statements of Royal Wolf Trading Australia Pty Limited, the principal operating subsidiary of Royal Wolf.
Consolidated Statement of Operations Information:

	Predecessor						Successor
			Six
			Months			Period from
	Year Ended		Ended	Year Ended		July 1 to	Year Ended
	December 31,		June 30,			September 13,	June 30,
	2003	2004	2005	2006	2007	2007	2008
	(in thousands of dollars, except per share data)
Sale of containers	$16,947	$26,141	$13,563	$34,473	$52,929	$10,944	$68,029

Leasing of containers	8,540	12,351	7,224	15,921	21,483	4,915	27,547

	25,487	38,492	20,787	50,394	74,412	15,859	95,575

Operating income	1,447	2,926	560	2,412	4,672	1,530	8,373
Other income (expense), net	1,596	(2,242)	(662)	(2,626)	(3,870	(1,062)	(1,785)

Income (loss) before provision for income taxes and minority interest	3,043	684	(102)	(214)	802	468	6,588
Net income (loss)	2,244	284	(177)	(428)	312	288	4,106

Net income per share:
Basic							$0.40
Diluted							0.39

Consolidated Balance Sheet Information:

	Predecessor					Successor
	December 31,		June 30,			June 30,
	2003	2004	2005	2006	2007	2008
	(In thousands of dollars)
Trade and other receivables, net	$3,901	$5,479	$6,002	$7,451	$13,322	$20,332
Inventories	2,908	1,669	3,066	5,460	5,472	21,084
Container for lease fleet, net	13,080	17,511	19,644	27,773	40,928	87,748
Total assets	24,953	30,728	35,930	47,903	68,788	207,861
Total current liabilities	9,009	11,070	8,997	16,580	20,859	25,362

Long-term debt and obligations, net	11,432	16,081	22,993	27,155	33,811	78,029
Net assets	4,322	3,165	3,586	3,018	13,040	93,731
Selected Unaudited Quarterly Financial Data
The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2008 (Successor) and June 30, 2007 (Predecessor). This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

Successor
For the Fiscal Year Ended June 30, 2008 (a):
Revenues	$4,399	$29,852	$28,650	$32,675
Gross profit	331	3,744	3,445	2,834
Operating income (loss)	(111)	3,256	3,570	1,658
Net income	1,522	1,197	834	553

Net income per share:
Basic	$0.15	$0.12	$0.09	$0.05
Diluted	0.12	0.09	0.08	0.05

Predecessor
For the Fiscal Year Ended June 30, 2007 (b):
Revenues	$15,502	$18,040	$19,894	$21,164
Gross profit	850	2,077	1,420	2,219
Operating income (loss)	970	(773)	1,497	3,126
Net income (loss)	50	(2,199)	226	2,409

(a)	Revenues, gross profit, operating income and net income of the Predecessor during the first quarter of the fiscal year ended June 30, 2008 for the period from July 1, 2007 to September 13, 2007 were $15,859, $1,478, $1,530 and $288, respectively.

(b)	The aggregate total of the quarterly results for the Predecessor for the year ended June 30, 2007 differs from the yearly results presented in the consolidated financial statements included elsewhere in this Annual Report of Form 10-K because the quarterly results were translated from Australian dollars to U.S. dollars based on the average exchange rate for each respective quarter, whereas the fiscal year results were translated based on the average rate for the entire year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from those anticipated or discussed in those forward-looking statements as a result of various factors; including, but not limited to, those described in Item 1A. “Risk Factors.”
References in this Item 7. to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); and GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”).
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
We accounted for the acquisition of Royal Wolf as a “purchase.” Under the purchase method of accounting, we allocated the total purchase price to the net tangible assets and intangible assets acquired and liabilities assumed based on their respective fair values as of the date of acquisition. The excess of the purchase price over the net fair value of the assets acquired (including specifically identified intangible assets such as customer lists and non-compete covenants) was recorded as goodwill. See Note 1 of Notes to Consolidated Financial Statements.
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
We lease and sell storage container products through 18 customer service centers (“CSCs”) in Australia and six in New Zealand and currently have approximately 250 employees. We serve both small to mid-size retail customers and large corporate customers in the following sectors: road and rail; moving and storage; mining and defense; and portable buildings. Historically, our revenue mix has been approximately 70% sales and under 30% leasing. Generally, we consider sales and leasing in our customer service centers as retail operations.

Our products include the following:
Portable Storage Containers. We lease and sell storage container products for on-site storage by retail outlets and manufacturers, local councils and government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and individual customers. Our portable storage products include general purpose dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities.
Portable Container Buildings. We lease and sell portable container buildings for use as site offices, housing accommodations and for other purposes. We entered the portable building market in August 2005 with 20-foot and 40-foot portable buildings manufactured from steel container platforms, which we market primarily to mine operators, construction companies and the general public.
Freight Containers. We lease and sell freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, domestic freight forwarders, transport companies, rail freight operators and the Australian military. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.
On November 14, 2007, we, through GFN Finance and Royal Wolf, entered into a Business Sale Agreement dated November 14, 2007 (the “Business Sale Agreement”) with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL. GE SeaCo Australia Pty Ltd is owned by GE SeaCo SRL, which is a joint venture between Genstar Container Corporation (a subsidiary of General Electric) and Sea Containers Ltd. Sea Containers Ltd. is in bankruptcy reorganization (collectively “GE SeaCo”). Pursuant to the Business Sale Agreement, on November 15, 2007, we purchased the assets of GE SeaCo used in its dry and refrigerated container business in Australia and Papua New Guinea for $17.9 million. With this purchase, we added 6,300 containers, of which approximately 4,600 units were leased.
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
On February 29, 2008, we, through Royal Wolf, entered into an asset purchase agreement to acquire the dry and refrigerated container assets of Container Hire and Sales (“CHS”), located south of Perth, Australia for approximately $3.8 million. With this purchase, we added 630 storage containers, of which approximately 570 units are leased in the mining-dominated Western Australia marketplace.
On April 30, 2008 (May 1, 2008 in New Zealand), we, through Royal Wolf, acquired RWNZ Acquisition Co. Limited and its wholly owned subsidiary, Royalwolf Trading New Zealand (collectively “RWNZ”) for approximately $17.0 million. Through this acquisition, we acquired more than 5,800 storage containers, of which approximately 5,000 storage containers are in the leasing fleet at an approximately 86% utilization rate.
On June 16, 2008 we completed the acquisition of the assets of Container Hire & Storage Pty Ltd d/b/a Tomago Self-Storage in Tomago (“Tomago”), New South Wales, including 162 containers for approximately $427,000.
On May 2, 2008, we offered the holders of our 8,625,000 outstanding, publicly-traded warrants and the 583,333 warrants issued to two of our executive officers the opportunity to exercise those warrants for a limited time at a reduced exercise price of $5.10 per warrant. The offer commenced on May 2, 2008 and continued through May 30, 2008. Under the warrant exercise program, a total of 4,125,953 warrants were exercised and all outstanding warrants that were not exercised retain their original terms, including the $6.00 exercise price, which existed prior to the warrant exercise program. In June 2008, an additional 10,000 Warrants were exercised at $6.00 per warrant.

Year Ended June 30, 2008 (“FY 2008”) Compared to Year Ended June 30, 2007 (“FY 2007”)
We had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007. Comparisons of our results of operations for FY 2008 with FY 2007 therefore are not particularly meaningful. We believe a more meaningful comparison is the results of operations of Royal Wolf for FY 2007 with the combined results of our operations and Royal Wolf during FY 2008. To assist in this comparison, the following table sets forth condensed statements of operations for the following: (i) Royal Wolf, as Predecessor, for FY 2007 and for the period July 1, 2007 to September 13, 2007; (ii) the Company, as Successor, for FY 2008, which reflects the results of operations of Royal Wolf for the period September 14, 2007 through June 30, 2008; and (iii) the combined results of operations of the Predecessor and Successor for FY 2008.

	Predecessor		Successor	Combined
	Year	Period from	Year
	Ended	July 1 to	Ended
	June 30,	September 13,	June 30,
	2007	2007	2008
	(In thousands)
Revenues
Sale of containers	$52,929	$10,944	$68,029	$78,973
Leasing of containers	21,483	4,915	27,547	32,462

	74,412	15,859	95,576	111,435

Costs and expenses
Cost of sales	46,402	9,466	57,675	67,141
Leasing, selling and general expenses	20,761	4,210	22,161	26,371
Depreciation and amortization	2,577	653	7,367	8,020

Operating income	4,672	1,530	8,373	9,903

Interest income	413	14	1,289	1,303
Interest expense	(4,378)	(947)	(6,888)	(7,835)
Foreign currency exchange gain (loss) and other	95	(129)	3,814	3,685

	(3,870)	(1,062)	(1,785)	(2,847)

Income (loss) before provision for income taxes and minority interest	802	468	6,588	7,056

Provision for income taxes	490	180	2,034	2,214

Minority interest	—	—	448	448

Net income	$312	$288	$4,106	$4,394

Revenues. Sales of containers during FY 2008 amounted to $79.0 million compared to $52.9 million during FY 2007; representing an increase of $26.1 million or 49.3%. This increase was due to growth in revenues from sales of containers in our retail operations of $13.4 million, sales of $5.2 million in our national accounts group or non-retail operations and $7.5 million due to favorable foreign exchange rates. The $13.4 million increase in our retail operations consisted of $6.4 million due to higher unit sales and $7.0 million due to price increases. The $5.2 million increase in our national accounts group operations consisted of $3.6 million due to higher unit sales and $1.6 million due to price increases.
Leasing of container revenues during FY 2008 amounted to $32.5 million compared to $21.5 million during FY 2007, representing an increase of $11.0 million, or 51.2%. This was driven by favorable foreign exchange rates of $3.1 million, an increase of $1.4 million in our average total number of units on lease per month in our portable container building business, which increased by 58.7% during FY 2008 compared to FY 2007; and an increase of $6.5 million in our average total number of units on lease per month in our portable storage container business, primarily as a result of our acquisition of the assets of GE SeaCo in November 2007, CHS in February 2008, RWNZ in April 2008 and Tomago in June 2008. Average utilization in our retail operations was 82.0% during FY 2008, as compared to 82.8% during FY 2007; and our average utilization in our national accounts group operations was 81.1% during FY 2008, as compared to 76.5% during FY 2007. Overall our average utilization was 81.9% in FY 2008, as compared to 80.4% in FY 2007.

The average value of the U.S. dollar against the Australian dollar declined during FY 2008 as compared to FY 2007. The average currency exchange rate of one Australian dollar during FY 2007 was $0.78592 U.S. dollar compared to $0.89646 U.S. dollar during FY 2008. This fluctuation in foreign currency exchange rates resulted in an increase to our container sales and leasing revenues of $7.5 million and $3.1 million, respectively, during FY 2008 compared to FY 2007; representing 28.6% of the increase in total revenues; or 14.2% of total revenues in FY 2007.
Sales of containers and leasing of containers represented 71% and 29% of total revenues in both FY 2008 and FY 2007.
Cost of Sales. Cost of sales in our container sales business increased by $20.7 million to $67.1 million during FY 2008 compared to $46.4 million during FY 2007. The increase was primarily due to foreign exchange translation effect of $6.1 million and cost increases of $10.2 million and $3.9 million in our retail and national account group operations, respectively. Our gross profit margin from sales revenues improved during FY 2008 to 15.1% compared to 12.3% during FY 2007 as a result of price increases and favorable product mix.
Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $5.6 million, or 26.9%, during FY 2008 to $26.4 million from $20.8 million during FY 2007. This increase includes approximately $2.4 million, or 42.9% of the increase, incurred at GFN. The following table provides more detailed information about the Royal Wolf operating expenses of $24.0 million in FY 2008 as compared to $20.8 million in FY 2007:

	Year Ended June 30,
	2007	2008
	(in millions)
Salaries, wages and related	$9.6	$13.1
Share-based payments	3.7	0.3
Rent	0.2	0.4
CSC operating costs	2.7	5.0
Business promotion	0.8	1.1
Travel and meals	0.8	1.1
IT and telecommunications	0.6	0.8
Professional costs	1.4	1.9
Other	1.0	0.3

	$20.8	$24.0

FY 2007 included a shared-based payment expense of approximately $3.7 million to recognize the full vesting of options as a result of the purchase of approximately 80% of RWA by Bison Capital in March 2007. The increase in FY 2008 from FY 2007 in salaries, wages and related expenses and CSC costs of $3.5 million and $2.3 million, respectively, were primarily due to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. As a percentage of revenues, operating expenses at Royal Wolf decreased to 21.5% in FY 2008 from 28.0% (23.4% not including the net effect of share-based payment in March 2007) in FY 2007.
Depreciation and Amortization. Depreciation and amortization expenses increased by $5.4 million to $8.0 million during FY 2008 compared to $2.6 million during FY 2007. The increase was primarily the result of adjustments to fair values of fixed assets and identifiable intangible assets as a result of acquisitions. The amortization of identifiable intangible assets (customer lists and non-compete agreements) represented approximately $2.5 million of this increase. In addition, during the fourth quarter of FY 2007, Royal Wolf revised the estimated useful life and residual value of its containers for lease fleet. The financial impact of the revision resulted in depreciation expense for FY 2007 being $1.0 million less than what it would have been if the previous useful life estimate had been applied.

Interest Income. We had interest income earned on marketable securities held in the Trust Account of $1.0 million in FY 2008.
Interest Expense. The increase in interest expense of $3.4 million in FY 2008, as compared to FY 2007, was due primarily to an increase in total long-term debt; which was $44.2 million at June 30, 2007 and $81.3 million at June 30, 2008. The increase in total debt in FY 2008 was due primarily to our acquisitions of Royal Wolf, GE SeaCo, CHS, RWNZ and Tomago; funded principally with the senior credit facility with Australia and New Zealand Banking Group Limited, or ANZ, and the secured senior subordinated notes issued to Bison Capital.
Foreign Currency Exchange. As a result of the acquisition of Royal Wolf, we now have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. We had foreign currency exchange gains of approximately $3.8 million in FY 2008 because the Australian dollar strengthened against the U.S. dollar during FY 2008 as compared to FY 2007. Effective October 1, 2007, the foreign exchange effect of the principal balance of the U.S. dollar-denominated intercompany borrowings are now included in accumulated other comprehensive income since we do not expect repayment in the foreseeable future.
Income Taxes. Our effective income tax rate decreased to 31.4% during the FY 2008 as a result of certain non-deductible amounts included in the FY 2007 for Australian income tax purposes being extinguished and the amortization of goodwill for U.S. income tax reporting purposes being deductible in FY 2008.
Net Income. We had net income of $4.4 million during FY 2008 compared to net income of $0.3 million during FY 2007 primarily as a result of increased revenues from the sales and leasing of containers in FY 2008, the fact that FY 2007 included share-based expense of approximately $3.7 million and the favorable impact of the foreign currency exchange gain, offset somewhat by increased interest expense.
Year Ended June 30, 2007 (“FY 2007”) Compared to Year Ended June 30, 2006 (“FY 2006”)

	Predecessor
	Year Ended
	June 30,
	2006	2007
	(In thousands)
Revenues
Sale of containers	$34,473	$52,929
Leasing of containers	15,921	21,483

	50,394	74,412

Costs and expenses
Cost of sales	32,661	46,402
Leasing, selling and general expenses	12,653	20,761
Depreciation and amortization	2,668	2,577

Operating income	2,412	4,672

Interest income	375	413
Interest expense	(3,017)	(4,378)
Foreign currency exchange gain (loss) and other	16	95

	(2,626)	(3,870)

Income (loss) before provision for income taxes and minority interest	(214)	802

Provision for income taxes	214	490

Minority interest	—	—

Net income (loss)	$(428)	$312

Revenues. Sales of storage container products during FY 2007 amounted to $52.9 million compared to $34.5 million during FY 2006; representing an increase of $18.4 million, or 53.3%. This increase was due to growth in revenues from sales of containers in our retail operations of $6.1million, $10.5 million in our national account group operations and $1.8 million due to favorable foreign exchange rates. The $6.1million increase in retail operations consisted of a $4.0 million volume increase in units sold and a $2.1 million price increase; while the national account group operations increase of $10.5 million increase consisted of a $7.9 million volume increase in units sold and a $2.6 million price increase.
Leasing of container revenues during FY 2007 amounted to $21.5 million compared to $15.9 million during FY 2006, representing an increase of $5.6 million, or 35.2%. This was driven primarily by favorable foreign exchange rates of $0.9 million, a $1.0 million increase due to our average total number of units on lease per month in our portable building business increasing from 143 units in FY 2006 to 487 units in FY 2007 and $2.9 million due to our average total number of units on lease per month in our portable storage business in retail operations which increased from 6,834 units in FY 2006 to 8,164 units in FY 2007. A decline in the units on lease in our moving and transporting business was offset by increases in price, which allowed our national account group operations to remain unchanged from FY 2006 despite a 4.6% decline in our average total number of units on lease per month. Average utilization in our retail and national account group operations was 82.8% compared to 83.5%; and 76.5% compared to 81.6% during FY 2007 and FY 2006, respectively. Overall our average utilization was 80.4% in FY 2007, as compared to 82.7% in FY 2006.
The average value of the U.S. dollar against the Australian dollar declined during FY 2007 as compared to FY 2006. The average currency exchange rate during FY 2006 was $0.74783 to one Australian dollar compared to $0.78592 to one Australian dollar during FY 2007. This fluctuation in foreign currency exchange rates resulted in an increase to container sales and leasing revenues of $1.9 million and $0.9 million, respectively, during FY 2007 compared to FY 2006; representing 11.7% of the increase in total revenues.
Sales of containers and leasing of containers represented 71% and 29% and 68% and 32% of total revenues in FY 2007 and FY 2006, respectively.
Cost of Sales. Cost of sales increased by $13.7 million to $46.4 million during FY 2007 compared to $32.7 million during FY 2006. The increase relates entirely to our container sales business. Of the $13.7 million increase, $0.6 million relates to the foreign exchange rate movement, with the balance of the $13.1 million increase consisting of $4.9 million in retail operations and $8.2 million in national account group operations. The retail and national account group operations increases were the result of unit volume and price increases of $2.8 million and $2.1 million and $4.8 million and $3.4 million, respectively. Our gross profit margin from container sales increased to 21.7% during FY 2007 from 21.5% during FY 2006.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $8.1 million during FY 2007, or 63.8%, to $20.8 million from $12.7 million during FY 2006. The following table gives a further breakdown by category:

	Year Ended June 30,
	2006	2007
	(in millions)
Salaries, wages and related	$6.6	$9.6
Share-based payments	0.2	3.7
Rent	0.2	0.2
CSC operating costs	2.3	2.7
Business promotion	0.8	0.8
Travel and meals	0.7	0.8
IT and telecommunications	0.4	0.6
Professional costs	0.7	1.4
Other	0.8	1.0

	$12.7	$20.8

The share-based payments expense increase of approximately $3.7 million was to recognize the full vesting of options as a result of the purchase of approximately 80% of RWA by Bison Capital in March 2007. In addition, salary, wages and related expenses increased by $3.0 million primarily due to the full year impact of additional employees resulting from the businesses Royal Wolf acquired during the last quarter of FY 2006, and from additional employees hired by Royal Wolf as it positioned itself for future growth at several of its CSCs. Travel and meals expenses ($0.1million) and professional costs (0.7million) also increased as a result of due diligence and legal costs incurred relating to the acquisition of Royal Wolf by GFN.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.1 million to $2.6 million during FY 2007 compared to $2.7 million during FY 2006. During the fourth quarter of FY 2007, Royal Wolf revised the estimated useful life and residual value of its containers for lease fleet. The financial impact of the revision resulted in depreciation expense for FY 2007 being $1.0 million less than what it would have been if the previous useful life estimate had been applied. The financial impact of the revision in future periods cannot be reliably estimated due to the uncertainty over the timing of sales of existing containers and the purchases of new containers.
Interest Expense. Interest expense increased to $4.4 million during FY 2007 compared to $3.0 million during FY 2006. This is due to the increase in our total long-term debt from $33.7 million as of June 30, 2006 to $44.2 million as of June 30, 2007 to finance capital expenditures and acquisition activity completed during FY 2007.
Income Taxes. The overall effective tax rate of 61.0% in FY 2007 was significantly lower than that of FY 2006 as a result of certain non-deductible amounts included in FY 2006 for Australian tax purposes being extinguished in FY 2007.
Net Income (Loss). We had net income of $0.3 million during FY 2007 compared to a net loss of $0.4 million during FY 2006 primarily as a result of increased revenues from the sales and leasing of containers; partially offset by the share-based expense of approximately $3.7 million.

Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“GAAP”)
Earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
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

	Predecessor		Successor	Combined
	Year	Period from	Year
	Ended	July 1 to	Ended
	June 30,	September 13,	June 30,
	2007	2007	2008
	(In thousands)
Operating income	$4,672	$1,530	$8,373	$9,903
Add — depreciation and amortization	2,577	653	7,367	8,020

EBITDA	7,249	2,183	15,740	17,923
Add —
Stock-based compensation	3,689	—	509	509
Contributed services	—	—	233	233

Adjusted EBITDA	$10,938	$2,183	$16,482	$18,665

Liquidity and Financial Condition
Cash Flow for FY 2008 Compared to FY 2007
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

	Predecessor		Successor	Combined
	Year	Period from	Year
	Ended	July 1 to	Ended
	June 30,	September 13,	June 30,
	2007	2007	2008
	(In thousands)
Net cash provided by operating activities	$8,956	$4,294	$8,016	$12,310

Net cash used by investing activities	$(21,914)	$(3,078)	$(120,484)	$(123,562)

Net cash provided (used) by financing activities	$13,389	$(1,807)	$45,352	$43,545

Operating activities. Our operations provided net cash flow of $12.3 million during FY 2008, as compared to providing net cash flow of $9.0 million during FY 2007, primarily as a result of increased profitability and effective working capital management despite the increase in inventory levels to meet the anticipated growth in sales of our containers.
Investing Activities. Net cash used by investing activities was $123.6 million for FY 2008, as compared to $21.9 million for FY 2007. The increase in the use of cash was primarily the result of the acquisitions of Royal Wolf ($71.9 million), GE SeaCo ($17.8 million), RWNZ ($17.0 million), CHS and Tomago (combined $4.2 million). Net capital expenditures for our lease fleet were $11.7 million in FY 2008 and $20.4 million in FY 2007. Capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and portable buildings with the growth of our business. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than the preferred supply agreement with GE SeaCo, which has favorable pricing but does not have a minimum purchase commitment, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no long-term contracts or other arrangements pursuant to which we may be required to purchase at a predetermined price or a minimum amount of goods or services in connection with any portion of our business. Reference is made to Note 10 of Notes to Consolidated Financial Statements for a further discussion of our commitments and contingencies.
Financing Activities. Net cash provided by financing activities was $43.5 million during FY 2008, as compared to $13.4 million during FY 2007. On September 14, 2007, we used $2.4 million to fully repay the line of credit with Mr. Valenta. In addition, in September 2007, we paid $6.4 million to stockholders electing to convert their shares of common stock into cash. Net long-term borrowings, primarily under the ANZ senior credit facility and the Bison secured senior subordinated notes, totaled $25.4 million in FY 2008, as compared to net borrowings of $9.5 million in FY 2007. These net borrowings were used together with cash flow generated from operations to primarily fund acquisitions and the expansion of our container lease fleet. In addition, we received net proceeds of $21.0 million from the exercise of warrants in FY 2008.

Financial Condition
Inventories increased from $5.5 million at June 30, 2007 to $21.1 million at June 30, 2008, primarily to meet the anticipated growth in sales of our containers and from the acquisition of GE SeaCo and RWNZ. In addition, during FY 2008, we commenced recording purchases of containers directly into inventory rather than initially into fixed assets; which increased the inventory balance by approximately $12.2 million at June 30, 2008 from June 30, 2007.
Property, plant and equipment increased from $2.7 million at June 30, 2007 to $7.5 million at June 30, 2008, primarily due to the step-up to fair value in the basis of the fixed assets as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf and the acquisition of RWNZ.
Our total container for lease fleet increased from $40.9 million at June 30, 2007 to $87.7 million at June 30, 2008, primarily due to the step-up to fair value in the basis of the containers as a result of the purchase accounting adjustments in connection with our acquisition of Royal Wolf, to meet the demand of increased leasing utilization, and as a result of the acquisitions of GE SeaCo, CHS, RWNZ and Tomago. At June 30, 2008 we had 28,603 units (15,842 units in retail operations in Australia, 8,517 units in national account group operations in Australia and 4,244 units in New Zealand, which are considered retail) in our container lease fleet, as compared to 15,948 units (11,104 units in retail operations and 4,844 units in national account group operations) at June 30, 2007. At those dates, 23,000 units (12,616 in retail operations in Australia, 6,773 in national account group operations in Australia and 3,611 units in New Zealand, which are considered retail) and 13,055 units (9,180 in retail operations and 3,875 in national account group operations) were on lease, respectively.
Intangible assets increased from $4.1 million at June 30, 2007 to $66.4 million at June 30, 2008 as a result of the purchase accounting adjustments in connection with our acquisitions of Royal Wolf, GE SeaCo, CHS, RWNZ and Tomago.
Long-term debt, including current portion, increased from $44.2 million at June 30, 2007 to $81.3 million at June 30, 2008, primarily due to the acquisitions of Royal Wolf, GE SeaCo, CHS and Tomago. These acquisitions were funded in large part by borrowings on the ANZ senior credit facility and the issuance of the secured senior subordinated notes to Bison Capital. Reference is made to Note 5 of Notes to Consolidated Financial Statements for further discussion of our long-term debt.
We believe that our cash on-hand and cash flow provided by operations will be adequate in the foreseeable future to cover our working capital, debt service requirements and a certain portion of our planned capital expenditures, to the extent such items are known or are reasonably determinable, based on current business and market conditions. We expect to finance our capital expenditure requirements primarily under our ANZ senior credit facility or through capital lease agreements. We continually evaluate potential acquisitions and we expect that any future acquisitions will be funded through cash flow provided by operations and by additional borrowings under our ANZ senior credit facility. However, we are continually seeking and evaluating additional sources of capital; particularly a source of funding that will enable us to exercise our call option for Bison Capital’s minority interest in GFN U.S. prior to September 2009.

Cash Flow for FY 2007 Compared to FY 2006

	Predecessor
	Year
	Ended
	June 30,
	2006	2007
	(In thousands)
Net cash provided by operating activities	$10,054	$8,956

Net cash used by investing activities	$(18,962)	$(21,914)

Net cash provided by financing activities	$8,966	$13,389

During FY 2007, Royal Wolf’s principal sources of funds consisted of cash generated from its operations, borrowings (including core debt and a non-converting note) from ANZ, Royal Wolf’s prime banker, issuance of B Class Notes and Class A Shares. Royal Wolf also financed a smaller portion of its capital requirements through capital leases and lease-purchase contracts.
Operating activities. Operations provided net cash flow of $9.0 million for FY 2007 compared to $10.1 million during the FY 2006. The $1.1 million decrease is primarily related to cash management needs from Royal Wolf’s growth that resulted in a significant satisfaction of payables and increase in receivables that more than offset a $0.7 million increase in net income.
Investing Activities. Net cash used in investing activities was $21.9 million for FY 2007 compared to $19.0 million for FY 2006. Capital expenditures for our lease fleet, net of proceeds from sale of lease fleet units, were $20.4 million for FY 2007 and $13.2 million for FY 2006. The capital expenditures for the lease fleet are primarily due to continued demand, requiring the purchase and refurbishment of more containers and portable buildings. During FY 2006 funds expended in investing activities included the acquisition of assets of three businesses totaling $4.9 million. The amount of cash used during any period in investing activities is almost entirely within management’s discretion. There were no contracts or other arrangements pursuant to which Royal Wolf was required to purchase a fixed or minimum amount of goods or services in connection with any portion of the business.
Financing Activities. Net cash provided by financing activities was $13.4 million during FY 2007 compared to $9.0 million for FY 2006. The major financing activity during FY 2007 was in relation to the purchase of approximately 80% of RWA by Bison-GE in March 2007, which involved the issuance of a Class D Share for $8.7 million used primarily to repay the face value of the B Class Notes and accumulated interest. In both fiscal years, borrowings under the ANZ secured credit facility were used together with cash flow generated from operations to fund the expansion of the container for lease fleet.

Contractual Obligations
The following is a summary of our contractual obligations as of June 30, 2008:

	Payment Due by Fiscal Year Ending June 30,
			2010-	2012-	2014 and
Contractual Obligations	Total	2009	2011	2013	Thereafter
	(In thousands)
Capital leases obligations, including interest	$398	$294	$92	$12	$—
Operating leases	9,324	3,028	3,090	1,209	1,997
Long-term debt — principal	80,879	2,946	10,676	67,257	—
Long-term debt — interest	21,613	6,404	8,254	6,955	—

	102,492	9,350	18,930	74,212	—

Total	$112,214	$12,672	$22,112	$75,433	$1,997

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
Impact of Inflation
We believe that inflation has not had a material effect on our business. However, during periods of rising prices for raw materials, and in particular when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our operating costs and may not be able to pass price increases through to our customers in a timely manner, which could harm our future results of operations.
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

We are required to estimate the collectability of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. On a recurring basis, we evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, its days outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. To date, uncollectible accounts have been within the range of our expectations.
We lease and sell portable storage containers to our customers. Leases to customers are generally on a short-term basis qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
We have a fleet of storage containers that we lease to customers under operating lease agreements with varying terms. The container for lease (or lease equipment) is recorded at cost and depreciated on a straight-line basis over the estimated useful life (10 - 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (20% - 70%). In our opinion, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
For the issuances of stock options, we follow the fair value provisions of Statement of Financial Accounting Standards, which we refer to as “SFAS” No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option and the embedded derivative is the Black Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in Royal Wolf’s industry and a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the derivative.
We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that no impairments related to goodwill and indefinite-lived intangible assets exist as of June 30, 2008.
Other intangible assets with finite useful lives consist primarily of customer lists and non-compete agreements. Customer lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method.
In preparing our consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination. No valuation allowance has been determined to be required as of June 30, 2008.
We have adopted FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. For a discussion of the impact of the adoption of FIN 48, reference is made to Note 2 of Notes to Consolidated Financial Statements.
Impact of Recently Issued Accounting Pronouncements
Reference is made to Note 2 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices and other market-driven rates or prices. Reference is made to Note 6 of Notes to Consolidated Financial Statements for a discussion of financial instruments and market risk.
Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of June 30, 2007 (for both the Predecessor and Successor) and June 30, 2008 (Successor)	F-2

Consolidated Statements of Operations for the years ended June 30, 2006 and 2007 (both for the Predecessor), for the period from July 1 to September 13, 2007 (Predecessor) and for the year ended June 30, 2008 (Successor)
F-3

Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the period from October 14, 2005 (inception) to June 30, 2007, and for the year ended June 30, 2008 (all for the Successor)	F-4

Consolidated Statements of Cash Flows for the years ended June 30, 2006 and 2007 (both for the Predecessor), for the period from July 1 to September 13, 2007 (Predecessor) and for the year ended June 30, 2008 (Successor)
F-5

Notes to Consolidated Financial Statements	F-6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of June 30, 2008 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of June 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.
A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of June 30, 2008.
This Annual Report of Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report of Form 10-K.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2008 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.
Item 10. Directors, Executive Officers and Corporate Governance
Information concerning our executive officers is set forth in Item 1. of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”
Information required by Items 401 and 407(c)(3) of Regulation S-K regarding our directors and the nomination process is incorporated herein by reference to information included in the Proxy Statement.
Information required by Item 405 of Regulation S-K regarding compliance with Section 16(A) of the Exchange Act is incorporated herein by reference to information included in the Proxy Statement.
Information required by Item 407(d)(4) and (d)(5) of Regulation S-K regarding our audit committee and our audit committee financial experts is incorporated herein by reference to information included in the Proxy Statement.
We have adopted a code of ethics that applies to our directors, officers (including our principal executive and principal financial and accounting officers) and employees. A copy of these code of ethics is available free of charge on the “Corporate Governance” section of our website at www.generalfinance.com or by a written request addressed to the Corporate Secretary, General Finance Corporation, 39 East Union Street, Pasadena, California 91103. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our web site at the address and location specified above.
Item 11. Executive Compensation
Information required by Item 402 of Regulation S-K regarding executive compensation is incorporated herein by reference to information included in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Items 201(d) and 403 of Regulation S-K is incorporated herein by reference to the sections of the Proxy Statement entitled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by Item 404 of Regulation S-K is incorporated herein by reference to information to the section of the Proxy Statement entitled “Certain Relationships and Related Transactions.”
Information required by Item 407(a) regarding director independence compensation is incorporated herein by reference to information included in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information required by this Item is incorporated herein by reference to information included in the Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Financial Statements
(1) The financial statements required in this Annual Report on Form 10-K are included in Item 8. Financial Statements and Supplementary Data.
(2) Financial statement schedule:
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule I — Condensed Financial Information of Registrant (Parent Company Information)
All other supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

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

Exhibit
Number	Exhibit Description

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

Exhibit
Number	Exhibit Description

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

10.29	Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.29 of Registrant’s Form 10-Q for the Quarterly Period Ended September 30, 2007).

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

Exhibit
Number	Exhibit Description

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

10.34
Share Purchase Agreement dated May 1, 2008 among BCP NZ, LLC, Michael Gurcke and Royalwolf NZ Acquisition Co Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 1, 2008).

10.35	13.5% Secured Senior Subordinated Promissory Note by GFN Australasia Finance Pty Ltd dated May 1, 2008 Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 6, 2008).

10.36
First Amendment to Securities Purchase Agreement dated May 1, 2008 among Bison Capital Australia L.P., General Finance Corporation, GFN US Australasia Holdings, Inc., GFN Australasia Holdings Pty Ltd and GFN Australasia Finance Pty Ltd (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 6, 2008).

10.37
First Amendment to Shareholders Agreement dated May 1, 2008 among General Finance Corporation, Bison Capital Australia L.P. and GFN US Australasia Holdings, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed May 6, 2008).

10.38
Security Agreement dated May 1, 2008 by GFN Australasia Finance Pty Ltd in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed May 6, 2008).

10.39
Guaranty dated May 1, 2008 by General Finance Corporation, GFN US Australasia Holdings, Inc., GFN Australasia Holdings Pty Ltd in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed May 6, 2008).

10.40
Stock Pledge Agreement dated May 1, 2008 by GFN Australasia Finance Pty Ltd in favor of Bison Capital Equity Partners II, L.P. (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed May 6, 2008).

10.41
Deed of Amendment and Restatement: Intercreditor Deed dated May 1, 2008 among Australia and New Zealand Banking Group Limited, General Finance Corporation, GFN US Australasia Holdings, Inc., Bison Capital Australia, L.P., Royal Wolf Trading Australia Pty Ltd, GFN Australasia Finance Pty Ltd, RWA Holdings Ltd, GFN Australasia Holdings Pty Ld and Royal Wolf Hi-Tech Pty Ltd (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K filed May 6, 2008).

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
Name: Ronald F. Valenta Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Director (Principal Executive Officer)	September 22, 2008

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 22, 2008

/s/ Lawrence Glascott Lawrence Glascott	Chairman of the Board of Directors	September 22, 2008

/s/ David M. Connell David M. Connell	Director	September 22, 2008

/s/ Manuel Marrero Manuel Marrero	Director	September 22, 2008

/s/ James B. Roszak	Director	September 22, 2008
James B. Roszak

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
General Finance Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries (the “Successor”) as of June 30, 2008 and 2007, and the related consolidated statements of operations for the year ended June 30, 2008, the consolidated statement of stockholders’ equity and comprehensive income for the period from inception (October 14, 2005) to June 30, 2007 and for the year ended June 30, 2008, and the consolidated statement of cash flows for the year ended June 30, 2008. We have also audited the accompanying consolidated balance sheet of RWA Holding Pty Limited and Subsidiaries (the “Predecessor,” and together with the Successor, the “Companies”) as of June 30, 2007 and the related consolidated statements of operations and cash flows for the period from July 1, 2007 to September 13, 2007 and for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Companies were not required to have, nor were we engaged to perform, audits of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing opinions on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinions. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements of the Successor referred to above present fairly, in all material respects, the consolidated financial position of General Finance Corporation and Subsidiaries as of June 30, 2008, and the consolidated results of their operations and cash flows for the year then ended and the changes in stockholders’ equity and comprehensive income for the period from inception (October 14, 2005) to June 30, 2007 and for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the consolidated financial statements of the Predecessor referred to above present fairly, in all material respects, the consolidated financial position of RWA Holding Pty Limited and Subsidiaries as of June 30, 2007 and the consolidated results of their operations and cash flows for the period from July 1, 2007 to September 13, 2007 and for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the Unites States.
/s/ Grobstein, Horwath & Company LLP
Sherman Oaks, California
September 13, 2008

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Predecessor	Successor (Note 1)
	June 30,	June 30,	June 30,
	2007	2007	2008

Assets
Cash and cash equivalents, including $68,218 held in trust account at June 30, 2007 (successor)	$886	$68,277	$2,772
Trade and other receivables, net of allowance for doubtful accounts of $237 and $485 at June 30, 2007 and 2008, respectively	13,322	—	20,332
Inventories	5,472	—	21,084
Prepaid expenses	—	111	89

Total current assets	19,680	68,388	44,277

Lease receivables	1,364	—	1,589
Property, plant and equipment, net	2,737	2	7,503
Container for lease fleet, net	40,928	—	87,748
Intangible assets, net	4,079	—	66,419
Deferred tax assets	—	132	—
Other assets (including $1,548 and $313 of deferred acquisition costs at June 30, 2007 and 2008, respectively )	—	2,556	325

Total non-current assets	49,108	2,690	163,584

Total assets	$68,788	$71,078	$207,861

Current liabilities
Trade payables and accrued liabilities	$10,255	$905	$21,434
Current portion of long-term debt and obligations, including borrowings from related party of $2,350 at June 30, 2007 (successor)	10,359	2,350	3,223
Income taxes payable	245	177	705
Deferred underwriting fees	—	1,380	—

Total current liabilities	20,859	4,812	25,362

Non-current liabilities
Long-term debt and obligations, net of current portion	33,811	—	78,029
Deferred tax liabilities	881	—	1,462
Employee benefits and other non-current liabilities	197	—	227
Common stock, subject to possible conversion	—	13,339	—

Total non-current liabilities	34,889	13,339	79,718

Commitments and contingencies (Note 10)	—	—	—

Minority interest	—	—	9,050

Stockholders’ equity
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding (successor)	—	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized; 10,500,000 shares and 13,826,052 shares outstanding at June 30, 2007 and 2008, respectively (successor)	—	1	1
Class D and common stock (predecessor)	12,187	—	—
Additional paid-in capital	—	51,777	81,688
Accumulated other comprehensive income	862	—	6,787
Retained earnings (accumulated deficit)	(9)	1,149	5,255

Total stockholders’ equity	13,040	52,927	93,731

Total liabilities and stockholders’ equity	$68,788	$71,078	$207,861

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Predecessor			Successor
			Period from
	Year Ended		July 1 to	Year Ended
	June 30,		September 13,	June 30,
	2006	2007	2007	2008

Revenues
Sale of containers	$34,473	$52,929	$10,944	$68,029
Leasing of containers	15,921	21,483	4,915	27,547

	50,394	74,412	15,859	95,576

Costs and expenses
Cost of sales	32,661	46,402	9,466	57,675
Leasing, selling and general expenses	12,653	20,761	4,210	22,161
Depreciation and amortization	2,668	2,577	653	7,367

Operating income	2,412	4,672	1,530	8,373

Interest income	375	413	14	1,289
Interest expense	(3,017)	(4,378)	(947)	(6,888)
Foreign currency exchange gain (loss) and other	16	95	(129)	3,814

	(2,626)	(3,870)	(1,062)	(1,785)

Income (loss) before provision for income taxes and minority interest	(214)	802	468	6,588

Provision for income taxes	214	490	180	2,034

Minority interest	—	—	—	448

Net income (loss)	$(428)	$312	$288	$4,106

Net income per share:
Basic				$0.40
Diluted				0.39

Weighted average shares outstanding:
Basic				10,160,955
Diluted				10,485,397

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Successor
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income	Earnings	Equity

Balance at October 14, 2005 (inception)	—	$—	$—	$—	$—	$—
Sale of common stock to initial stockholder on October 14, 2005	1,875,000	—	250	—	—	250
Sale of warrants on April 10, 2006	—	—	700	—	—	700
Sale of 7,500 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses on April 10, 2006	7,500,000	1	55,255	—	—	55,256
Sale of 1,125 units for over-allotment on April 13, 2006	1,125,000	—	8,320	—	—	8,320
Common stock subject to possible conversion	—	—	(12,858)	—	—	(12,858)
Share-based compensation during the development stage	—	—	110	—	—	110
Net income during the development stage	—	—	—	—	1,149	1,149

Balance at June 30, 2007	10,500,000	1	51,777	—	1,149	52,927

Reversal of common stock subject to possible conversion	—	—	12,858	—	—	12,858

Conversion of common stock into cash	(809,901)	—	(6,042)	—	—	(6,042)

Issuance of warrant to secured subordinated promissory note holder	—	—	1,309	—	—	1,309

Exercise of warrants	4,135,953	—	21,044	—	—	21,044
Share-based compensation	—	—	509	—	—	509

Contributed services	—	—	233	—	—	233

Net income	—	—	—	—	4,106	4,106
Cumulative translation adjustment	—	—	—	6,787	—	6,787

Total comprehensive income						10,893

Balance at June 30, 2008	13,826,052	$1	$81,688	$6,787	$5,255	$93,731

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor			Successor
			Period from
	Year Ended		July 1 to	Year Ended
	June 30,		September 13,	June 30,
	2006	2007	2007	2008
Cash flows from operating activities:
Net income (loss)	$(428)	$312	$288	$4,106
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Loss (gain) on sales and disposals of property, plant and equipment	(21)	(23)	11	71
Unrealized foreign exchange loss (gain)	(38)	(134)	58	(4,246)
Unrealized loss on forward exchange contracts	22	40	72	34
Unrealized loss (gain) on interest rate swaps and options	(219)	(174)	90	(377)
Depreciation and amortization	2,668	2,577	653	7,367
Amortization of deferred financing costs	—	—	—	216
Accretion of interest	743	340	32	189
Share-based compensation expense	222	336	—	509
Contributed services	—	—	—	233
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	—	—	(226)
Deferred income taxes	214	489	180	1,492
Minority interest	—	—	—	448
Changes in operating assets and liabilities:
Trade and other receivables, net	(1,778)	(5,017)	1,090	(1,321)
Inventories	4,959	12,017	(3,822)	(7,162)
Prepaid expenses and other	411	12	—	1,776
Trade payables and accrued liabilities	3,299	(1,869)	5,642	5,244
Income taxes payable	—	50	—	(337)

Net cash provided by operating activities	10,054	8,956	4,294	8,016

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	52	101	28	16
Acquisitions (including deferred financing costs), net of cash acquired	(4,855)	(303)	—	(110,872)
Purchases of property, plant and equipment	(837)	(845)	—	(678)
Purchases of container lease fleet	(13,178)	(20,350)	(3,106)	(8,560)
Purchases of intangible assets	(144)	(66)	—	(390)
Payment of deferred purchase consideration	—	(451)	—	—

Net cash used by investing activities	(18,962)	(21,914)	(3,078)	(120,484)

Cash flows from financing activities:
Repayments on capital lease obligations	(565)	(718)	(7,921)	(641)
Proceeds from long-term borrowings	9,531	5,361	1,124	25,447
Proceeds from issuances of capital	—	8,746	4,990	21,044
Payments to converting stockholders, net	—	—	—	(6,426)
Minority interest capital contributions	—	—	—	8,278
Repayment of borrowings from related party	—	—	—	(2,350)

Net cash provided (used) by financing activities	8,966	13,389	(1,807)	45,352

Net increase (decrease) in cash	58	431	(591)	(67,116)
Cash at beginning of period	530	567	886	68,277
Translation adjustment	(21)	(112)	(5)	1,611

Cash at end of period	$567	$886	$290	$2,772

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$2,274	$1,497	$494	$2,444
Income taxes	—	—	—	218
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Business Operations
Organization
General Finance Corporation (“GFN”) was incorporated in Delaware in 2005 to effect a business combination with one or more operating businesses. From inception through September 13, 2007, GFN had no business or operations. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”). In September 2007, the Company changed its fiscal year to June 30 from December 31.
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
The Company leases and sells portable storage containers, portable container buildings and freight containers in Australia and New Zealand; which is considered geographically by the Company as the Asia-Pacific area. All references to events or activities (other than equity-related) which occurred prior to the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to Royal Wolf, as the predecessor company (the “Predecessor”). All references to events or activities (other than equity-related) which occurred after the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to the Company, as the successor company (the “Successor”).
The total purchase consideration, including the Company’s transaction costs of approximately $1.7 million, deferred financing costs of $1.2 million and net long-term debt refinancing of $4.9 million, has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of September 13, 2007, as follows (in thousands):

September 13, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$290
Trade and other receivables	11,212
Inventories (primarily containers)	9,224
Lease receivables	2,008
Property, plant and equipment	4,346
Container for lease fleet	51,362
Trade and other payables	(18,705)
Long-term debt and obligations	(37,028)

Total net tangible assets acquired and liabilities assumed	22,709

Fair value of intangible assets acquired:
Customer lists	21,722
Non-compete agreement	3,139
Software and other (including deferred financing costs of $1,187)	1,521
Goodwill	23,057

Total intangible assets acquired	49,439

Total purchase consideration	$72,148

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated statements of operations of “Successor” only reflect the operating results of the Company following the date of acquisition of Royal Wolf and do not reflect the operating results of Royal Wolf prior to the acquisition. The following pro forma unaudited information for the years ended June 30, 2007 and 2008 assumes the acquisition of Royal Wolf occurred on July 1, 2006 and 2007, respectively (in thousands, except per share data):

	Year Ended June 30,
	2007	2008
	(Unaudited)
Revenues	$74,412	$111,435

Net income (loss)	$(4,011)	$3,453

Pro forma net income (loss) per share —
Basic	$(0.41)	$0.35
Diluted	(0.41)	0.33

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
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. References to “2006”, “2007”, “2008” and “Predecessor Period 2008” are to the years ended June 30, 2006, 2007, 2008 and for the period from July 1 to September 13, 2007, respectively.
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
Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of SFAS No. 131 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it does not have separately reportable operating segments.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of stock on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist primarily of containers held for sale or lease and are comprised of the following (in thousands):

	Predecessor	Successor
	June 30,	June 30,
	2007	2008

Finished goods	$4,113	$18,795
Work in progress	1,359	2,289

	$5,472	$21,084

Derivative Financial Instruments
Derivative financial instruments include warrants issued as part of the Initial Public Offering (“IPO”), a purchase option that was sold to the representative of the underwriters (Note 3) and warrants issued in connection with a senior subordinated promissory note with Bison Capital (Note 5). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position or results of operations; except for the $100 in proceeds from the sale of the purchase option and the discounting of the senior subordinated promissory note for the fair market value of the warrants issued to Bison Capital. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments. At the date of issuance, the Company determined the purchase option and the warrants issued to Bison Capital had a fair market value of approximately $641,000 and $1,309,000, respectively, using the Black-Scholes pricing model.
The Company may use derivative financial instruments to hedge its exposure to foreign currency and interest rate risks arising from operating, financing and investing activities (see Note 6). The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments. Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognized immediately in the statement of operations.
Accounting for Stock Options
For the issuances of stock options, the Company follows the fair value provisions of SFAS No. 123R, Share-Based Payment (“No. 123R”). SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Property, Plant and Equipment
Owned assets
Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. The cost of self-constructed assets includes the cost of materials, direct labor, the initial estimate (where relevant) of the costs of dismantling and removing the items and restoring the site on which they are located; and an appropriate allocation of production overhead, where applicable. Depreciation for property, plant and equipment is recorded on a straight-line basis over the estimated useful lives of the related asset. The residual value, the useful life and the depreciation method applied to an asset are reassessed at least annually.
Property, plant and equipment consist of the following (in thousands):

		Predecessor	Successor
	Estimated	June 30,
	Useful Life	2007	2008
Land	—	$—	$1,749
Building	40 years	—	271
Transportation and plant equipment (including capital lease assets)	3 – 10 years	4,541	5,489
Furniture, fixtures and office equipment	3 – 10 years	829	893

		5,370	8,402
Less accumulated depreciation and amortization		(2,633)	(899)

		$2,737	$7,503

Capital leases
Leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as capital leases. Other leases are classified as operating leases. A lease asset and a lease liability equal to the present value of the minimum lease payments, or the fair value of the leased item, whichever is the lower, are capitalized and recorded at the inception of the lease. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly to the statement of operations. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term.
Operating leases
Payments made under operating leases are expensed on a straight-line basis over the term of the lease, except where an alternative basis is more representative of the pattern of benefits to be derived from the leased property. Where leases have fixed rate increases, these increases are accrued and amortized over the entire lease period, yielding a constant periodic expense over the term of the lease.
Container for Lease Fleet
The Company has a fleet of storage containers that it leases to customers under operating lease agreements with varying terms. The container for lease (or lease equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (10 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (20% — 70%). In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.
Costs incurred on lease fleet containers subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred.
Containers in the lease fleet are available for sale, and are transferred to inventory prior to sale. Cost of sales of a container in the lease fleet is recognized at the carrying amount at the date of disposal.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the fourth quarter of 2007, Royal Wolf revised the estimated useful life and residual value of its container for lease fleet. The financial impact of the revision resulted in depreciation expense for 2007 being $969,000 less than what it would have been if the previous useful life estimate had been applied.
Intangible Assets
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Goodwill and other intangible assets with indefinite useful lives totaled $3,962,000 (net of $1,342,000 impairment provision) and $32,461,000 at June 30, 2007 and 2008, respectively. The Company has determined that no impairment related to goodwill and indefinite-lived intangible assets exist as of June 30, 2008.
Other intangible assets
Other intangible assets with finite useful lives consist primarily of customer lists and non-compete agreements. Customer lists and non-compete agreements are amortized on a straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing, including the ANZ senior credit facility (see Note 5), are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Intangible assets with finite useful lives consist of the following (in thousands):

	Predecessor	Successor
	June 30,
	2007	2008
Customer lists	$—	$29,364
Non-compete agreements	—	6,218
Deferred financing costs	—	1,947
Other (software and organization costs)	1,116	733

	1,116	38,262
Less accumulated amortization	(999)	(4,304)

	$117	$33,958

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2008 is as follows (in thousands):

2009	$5,907
2010	4,961
2011	3,577
2012	3,018
2013	3,005
Thereafter	13,490

$33,958

Subsequent expenditures
Subsequent expenditures on capitalized intangible assets are capitalized only when it increases the future economic benefits of the specific asset to which it relates. All other expenditures are expensed as incurred.
Impairment of Long-Lived Assets
The Company periodically reviews for the impairment of long-lived assets and certain identifiable intangibles and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Benefit Plan
Obligations for contributions to a defined contribution benefit plan for Royal Wolf are recognized as an expense in the statement of operations as incurred. Contributions to the defined contribution benefit plan in 2006, 2007, Predecessor Period 2008 and 2008 were $590,000, $729,000, $180,000 and $819,000, respectively.
Revenue Recognition
The Company leases and sells portable storage containers to its customers. Leases to customers are generally on a short-term basis qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
Unearned revenue arises when transport charges for the pick-up of a leased container or containers is billed in advance, while the actual pick-up has not yet occurred as the container is still leased.
Advertising
All non direct-response advertising costs are expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2007 and 2008, prepaid advertising costs were approximately $0.2 million. Advertising costs expensed were approximately $0.8 million, $0.8 million, $0.2 million and $1.1 million for 2006, 2007, Predecessor Period 2008 and 2008, respectively.
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
The Company files U.S. Federal tax returns, California franchise tax returns and Australian tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service (“IRS”). At June 30, 2008, the Company did not have any ongoing tax examinations with the IRS. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income taxes.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Year Ended
June 30, 2008
Basic	10,160,955
Assumed exercise of warrants	324,442
Assumed exercise of stock options	—

Diluted	10,485,397

Interest
Interest expense consists of interest payable on borrowings (including capital lease obligations), the amortization of deferred financing costs and gains and losses on hedging instruments that are recognized in the statement of operations.
Interest income is recognized in the statement of operations as it accrues and dividend income is recognized in the statement of operations on the date the Company’s right to receive payments is established.
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. Management does not believe that the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not believe that the adoption of SFAS No. 159 will have a material effect on the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAF No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determining the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to SFAS No. 142. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Management does not believe that the adoption of FSP 142-3 will have a material effect on the Company’s consolidated financial statements.
Note 3. Initial Public Offering (“IPO”) and Warrant Exercise Program
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
The funds in the Trust Account were distributed at the closing of the acquisition of Royal Wolf. The Company received approximately $60.8 million, of which it used $44.7 million to pay the purchase price for the RWA shares. Approximately $6.4 million ($7.93482 per share) of the funds in the Trust Account was paid to Public Stockholders holding 809,901 shares that voted against the acquisition and, in accordance with the Company’s certificate of incorporation, elected to receive cash in exchange for their shares, which have been cancelled. The remaining $1.3 million was paid to our IPO underwriters as deferred underwriting fees.
In connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per Unit. These units are identical to the Units issued in the IPO except that the warrants included in the units have an exercise price of $7.20. This option may be exercised on a cashless basis. This option expires April 5, 2011.
On May 2, 2008, the Company offered the holders of its 8,625,000 outstanding, publicly-traded Warrants and the 583,333 warrants issued to two executive officers (one of whom is also a director) the opportunity to exercise those warrants for a limited time at a reduced exercise price of $5.10 per warrant. The offer commenced on May 2, 2008 and continued through May 30, 2008. Under the warrant exercise program, a total of 4,125,953 warrants were exercised and all outstanding warrants that were not exercised retain their original terms, including the $6.00 exercise price, which existed prior to the warrant exercise program. In June 2008, an additional 10,000 Warrants were exercised at $6.00 per warrant.
Note 4. Acquisitions
On May 31, 2007, Royal Wolf acquired the business and assets of Professional Sales & Hire (Terrigal Motors Ltd) for $303,000 in cash. Professional Sales & Hire sells and leases shipping containers. The purchase price was essentially allocated to the container for lease fleet acquired based on its estimated fair market values as of May 31, 2007.
On November 14, 2007, the Company, through GFN Finance and Royal Wolf, entered into a Business Sale Agreement dated November 14, 2007 (the “Business Sale Agreement”) with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL. GE SeaCo Australia Pty Ltd. is owned by GE SeaCo SRL, which is a joint venture between Genstar Container Corporation (a subsidiary of General Electric) and Sea Containers Ltd. Sea Containers Ltd. is in bankruptcy reorganization (collectively “GE SeaCo”). Pursuant to the Business Sale Agreement, the Company purchased the assets of GE SeaCo used in its dry and refrigerated container business in Australia and Papua New Guinea for $17,850,000, after adjustments. The Business Sale Agreement contains a three-year non-competition agreement from GE SeaCo and certain affiliates covering Australia and Papua New Guinea. The purchase price was paid at the closing, less a holdback of approximately $900,000 deposited into an escrow account for one year to provide for damages from breach of representations and warranties by GE SeaCo and any post-closing purchase price adjustments. The total purchase price, including deferred financing costs of $84,000, has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of November 14, 2007.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On February 29, 2008, the Company, through Royal Wolf, entered into an asset purchase agreement to acquire the dry and refrigerated container assets of Container Hire and Sales (“CHS”), located south of Perth, Australia for $3,772,000. The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of February 29, 2008.
On April 30, 2008 (May 1, 2008 in New Zealand), the Company, through Royal Wolf, acquired RWNZ Acquisition Co. Limited and its wholly owned subsidiary, Royalwolf Trading New Zealand (collectively “RWNZ”) for $16,965,000. Among other things, the acquisition agreement contains a three-year non-compete covenant under which the sellers agree not to sell or lease storage containers to retail customers in an area that includes New Zealand. The total purchase price, including deferred financing costs of $223,000, has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of April 30, 2008 (May 1, 2008 in New Zealand).
On June 16, 2008, the Company, through Royal Wolf, purchased the business of Container Hire and Storage Pty Limited (d/b/a Tomago Discount Self Storage) for $427,000. The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of June 16, 2008.
The allocation for the acquisitions in 2008 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	GE SeaCo	RWNZ
	November 14, 2007	April 30, 2008	Other Acquisitions
Fair value of the net tangible assets acquired and liabilities assumed:
Cash	$—	$—	$—
Trade and other receivables	—	5,224	—
Inventories (primarily containers)	1,746	1,705	—
Property, plant and equipment	28	2,488	151
Container for lease fleet	9,952	9,476	1,805
Trade and other payables	(229)	(2,403)	—
Long-term debt and obligations	—	(4,777)	—

Total net tangible assets acquired and liabilities assumed	11,497	11,713	1,956

Fair value of intangible assets acquired:
Non-compete agreement	1,999	—	473
Customer lists	—	4,289	—
Trademark	—	740	—
Deferred financing costs	84	223	—
Goodwill	4,270	—	1,770

Total intangible assets acquired	6,353	5,252	2,243

Total purchase consideration	$17,850	$16,965	$4,199

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Long-term Debt and Obligations

ANZ Senior Credit Facility
The Company has a credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by the Company’s Australian subsidiaries. At the closing of the acquisition of the assets from CHS (see Note 4), this facility was amended to increase the total facility limit to $96.0 million (AUS$99.8 million) at June 30, 2008.
The aggregate ANZ facility comprises ten different sub-facilities. The largest of these sub-facilities include a receivables financing facility of up to $9.6 million (AUS$10.0 million); four interchangeable loan facilities under which the Company may borrow up to the lesser of $58.9 million (AUS$61.3 million) or 85% of the orderly liquidation value, as defined, of its container fleet; a special finance line for acquisitions of $20.2 million (AUS$21.0 million); and two multi option facilities for primarily yard construction of $2.9 million (AUS$3.0 million). The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate plus 1.65% per annum and may not be terminated except on default prior to ANZ’s next review date of the facility. The secured loan facilities mature in five years following the initial drawdown on the facility, or September 2012, but there is currently a $144,000 (AUS$150,000) amortization per quarter under one of the interchangeable loan sub-facilities, which limit is $4.8 million (AUS$5.0 million). These loans bear interest at ANZ’s prime rate plus between 1.40% and 2.50% per annum, with interest payable quarterly. As of June 30, 2008, the effective interest rate is 7.6%.
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated interest cover and senior and total debt ratios, as defined, for each financial quarter on a year-to-date or trailing twelve-month basis, and restrictions on the payment of dividends, loans and payments to affiliates, granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility.
The scheduled maturity for the ANZ senior credit facility and other long-term debt, other than the Bison Notes, at June 30, 2008 is as follows (in thousands):

2009	$2,946
2010	4,511
2011	665
2012	665
2013	50,896
Thereafter	—

$59,683

Subsequent to June 30, 2008, the ANZ senior credit facility was amended (see Note 12).
Bison Notes
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
The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, commencing October 1, 2007, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may not prepay the Bison Note prior to September 13, 2008, but may thereafter prepay the Bison Note at a declining price of 103% of par prior to September 13, 2009, 102% of par prior to September 13, 2010, 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter-creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1.0 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.
The Bison Note requires the maintenance of certain financial ratios based on earnings before income taxes, depreciation and amortization (EBITDA) and Royal Wolf’s debt levels (leverage), as well as restrictions on capital expenditures.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014.
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is June 30, 2010. At June 30, 2008, the principal balance of the Bison Notes was $21,196,000.
The Company was in compliance with all financial covenants pertaining to the ANZ credit facility and Bison Notes as of June 30, 2008.
UBOC Credit Facility
On March 28, 2008, the Company entered into credit agreement with Union Bank of California, N.A. (“UBOC”) for a $1.0 million credit facility. Borrowings or advances under the facility will bear interest at UBOC’s “Reference Rate” (which approximates the prime rate) and are due and payable within 60 days. The facility is guaranteed by GFN U.S., requires (among other quarterly and yearend financial reporting covenants) that there is at least one dollar of combined net income for GFN and GFN U.S. for the year ended June 30, 2008 and expires on March 31, 2009. There were no outstanding borrowings under the UBOC credit facility at June 30, 2008.
Capital Leases
Capital lease liabilities of the Company are payable as follows as of June 30, 2008 (in thousands):

	Minimum
	lease payments	Interest	Principal

2009	$294	$17	$277
2010 - 2013	104	8	96
Thereafter	—	—	—

	$398	$25	$373

The Company has finance leases and lease purchase contracts for various motor vehicles, and other assets. These leases have no terms of renewal or purchase options or escalation clauses.
Note 6. Financial Instruments
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, receivables, trade and other payables, borrowings under the ANZ credit facility, the Bison Notes, forward exchange contracts and commercial bills; approximate fair value due to current market conditions, maturity dates and other factors.
Exposure to credit, interest rate and currency risks arises in the normal course of the Company’s business. The Company may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.
Credit Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry segments. The Company’s receivables related to sales are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily small month-to-month amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Net allowance for doubtful accounts provided and uncollectible accounts written off were $149,000, $230,000, $172,000 and $230,000; and $93,000, $162,000, $124,000 and $126,000 for 2006, 2007, Predecessor Period 2008 and 2008, respectively. The translation gain (loss) to the allowance for doubtful accounts for 2007, Predecessor Period 2008 and 2008 was $40,000, $(3,000) and $20,000, respectively; and with the RWNZ acquisition (Note 4), the Company recorded an allowance for doubtful accounts of $79,000 in 2008.
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
To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of its commercial bill liability. The secured ANZ loan and interest rate swaps and options have the same critical terms, including expiration dates. The Company believes that financial instruments designated as interest rate hedges are highly effective. However, documentation of such as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change.
As of June 30, 2008, there were three open interest rate swap contracts and two open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fixed/	Floating	Fair Value as of
	Notional Amount	Strike Rate	Rate	June 30, 2008
Swap	$15,900	7.19%	7.87%	$338
Swap	16,500	8.20	7.87	(53)
Swap	4,850	7.98	7.87	(34)
Option (Cap)	11,500	7.19	7.87	392
Option (Cap)	2,100	7.98	7.87	37

Total				$680

The fair value of $680,000 is included in the trade and other receivables in the current assets section of the balance sheet as of June 30, 2008.
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
The Company uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including long-term intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations.
Note 7. Income Taxes
Income (loss) before provision for income taxes and minority interest consisted of the following (in thousands):

	Predecessor			Successor
			Period from
	Year Ended		July 1 to	Year Ended
	June 30,		September 13,	June 30,
	2006	2007	2007	2008

U.S.	$—	$—	$—	$8,092
Asia-Pacific	(214)	802	468	(1,504)

	$(214)	$802	$468	$6,588

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
The provision for income taxes consisted of the following (in thousands):

	Predecessor			Successor
			Period from
	Year Ended		July 1 to	Year Ended
	June 30,		September 13,	June 30,
	2006	2007	2007	2008

Current:
U.S. Federal	$—	$—	$—	$377
State	—	—	—	7
Asia -Pacific	—	9	—	25

	—	9	—	409

Deferred:
U.S. Federal	—	—	—	(1,671)
State	—	—	—	1
Asia-Pacific	214	481	180	3,295

	214	481	180	1,625

	$214	$490	$180	$2,034

The components of the net deferred tax liability are approximately as follows (in thousands):

	Predecessor	Successor
	June 30,	June 30,
	2007	2008

Deferred tax assets:
Net operating loss and tax credit carryforwards	$—	$5,252
Deferred revenue and expenses	71	657
Accrued compensation and other benefits	164	443
Allowance for doubtful accounts	—	227
Other	786	—

Total deferred tax assets	1,021	6,579
Valuation allowance	—	—

Net deferred tax assets	1,021	6,579

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(1,902)	(4,255)
Unrealized exchange gains and losses	—	(3,715)
Other	—	(71)

Total deferred tax liabilities	(1,902)	(8,041)

Net deferred tax liabilities	$(881)	$(1,462)

At June 30, 2008, Royal Wolf had an Australian net operating loss carryforward of approximately $6,440,000 with no expiration date. Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2008.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
A reconciliation of the federal statutory rate (30% Australian for the Predecessor and 34% U.S. for the Successor) to the Company’s effective tax rate is as follows:

	Predecessor			Successor
			Period from
	Year Ended		July 1 to	Year Ended
	June 30,		September 13,	June 30,
	2006	2007	2007	2008

Federal statutory rate	(30.0)%	30.0%	30.0%	34.0%
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	—	—	—	0.1
Amortization of goodwill	—	—	—	(7.4)
Nondeductible expenses	130.0	31.1	8.5	4.2

Effective tax rate	100.0%	$61.1%	38.5%	30.9%

Note 8. Related Party Transactions
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
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,779 per month, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $48,000 in 2008.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
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
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 and $9.05, respectively, with a vesting period of five years. Stock-based compensation expense of $339,000 related to these options has been recognized in the statements of operations through June 30, 2008, with a corresponding benefit to additional paid-in capital. As of June 30, 2008, there remains $1,190,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.8 years. There have been no options exercised, cancelled or forfeited under these two grants and 450,000 options were outstanding at June 30, 2008. Also, as of June 30, 2008, 45,000 of the 2006 Grant options are exercisable and no options of the 2007 Grant are exercisable.
On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80. The 2008 Grant consists of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA (earnings before interest, income taxes, depreciation and amortization and other nonoperating costs) target for 2008. The Company had initially assessed that it is probable that this EBITDA target will be achieved and commenced recognizing compensation expense over the vesting period of 20 months. Total stock-based compensation expense of $280,000 related to the 2008 Grant has been recognized in the statement of operations through June 30, 2008, with a corresponding benefit to additional paid-in capital. As of June 30, 2008, there remains $1,098,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.9 years. There were 18,000 options cancelled or forfeited under the 2008 Grant and 471,000 options were outstanding at June 30, 2008. No options have been exercised and no options are exercisable under the 2008 Grant as of June 30, 2008. In June 2008, the Compensation Committee of the Company’s Board of Directors determined that the EBITDA target would not be achieved. As a result, the 2008 Grant was modified whereby one-half of the 241,000 outstanding options at June 30, 2008 subject to the EBITDA performance criteria would be deemed to have achieved the performance condition. The remaining one-half of these performance-based options will be modified for EBITDA targets at Royal Wolf pertaining to the years ending June 30, 2009 (“2009”) and 2010 during the first quarter of 2009; at which time the Company will reassess and revalue these options and recognize any changes in stock-based compensation on a prospective basis.
At June 30, 2008, the Company’s market price for its common stock was below the exercise prices of all of the outstanding stock options.
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
The weighted-average fair value of the stock options granted was $3.06, $3.75 and $3.94 per option for the 2006 Grant, 2007 Grant and 2008 Grant, respectively, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8%, 3.27% and 3.01% (corresponding treasury bill rates) for the 2006 Grant, 2007 Grant and 2008 Grant, respectively; an expected life of 7.5 years for all grants; an expected volatility of 26.5%, 31.1% and 35.83% for the 2006 Grant, 2007 Grant and 2008 Grant, respectively; and no expected dividend.
Royal Wolf had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months service at the grant date. During 2007, $3,689,000 was accrued under the ESOP; of which $2,930,000 was paid in 2007 and $759,000 was paid during the Predecessor Period 2008. The ESOP was closed in the Predecessor Period 2008.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
Note 10. Commitments and Contingencies
Operating Leases
The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at June 30, 2008 are payable as follows (in thousands):

2009	$3,028
2010	1,827
2011	1,263
2012	680
2013	529
Thereafter	1,997

$9,324

Rental expense on non-cancellable operating leases was $878,000, $1,295,000, $685,000 and $1,733,000 in 2006, 2007, Predecessor Period 2008 and 2008, respectively.
Put and Call Options
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital pursuant to which, at any time after September 13, 2009, Bison Capital shall have the option to cause the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase price for the capital stock is, in essence, the greater of the following:
(i) the amount equal to Bison Capital’s ownership percentage in GFN U.S., or 13.8%, multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s EBITDA for a twelve-month determination period, as defined, plus all administrative expense payments or reimbursements made by Royal Wolf to the Company during such period; minus the net debt of Royal Wolf, as defined; or
(ii) the amount equal to the Bison Capital’s ownership percentage in GFN U.S. multiplied by the result of the GFN trading multiple, as defined, multiplied by Royal’s Wolf’s EBITDA for the determination period; minus the net debt of Royal Wolf; or
(iii) Bison Capital’s cost, as defined, in the GFN U.S. capital stock.
Also pursuant to the shareholders agreement, the Company has the option to, at anytime prior to September 13, 2010, cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to the Company equal to the product of 2.75 multiplied by Bison Capital’s cost in the GFN U.S. capital stock. Subsequent to September 13, 2010, the Company’s call option purchase price is similar to (i) and (ii) of the Bison Capital put option, except the EBITDA multiple is 8.75.
GE SeaCo Preferred Supply Agreement
In connection with the asset purchase from GE SeaCo, the Company entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to the Company, and the Company has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, the Company received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.
Other Matters
In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers. Royal Wolf engaged the services of independent consultants in cooperation with the Australian government in testing ventilation improvements. Management of the Company believes that, based on their investigation and field test outcomes to-date, the remediation of this matter will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. In 2008, the Company expensed $259,000 for 302 containers that were affected by this matter.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENT
The Company is not involved in any material lawsuits or claims arising out of the normal course of business. The nature of its business is such that disputes can occasionally arise with employees, vendors (including suppliers and subcontractors), and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.
Note 11. Detail of Certain Accounts
Trade payables and accrued liabilities consist of the following (in thousands):

	Predecessor	Successor
	June 30,
	2007	2008
Trade payables	$4,232	$9,014
Payroll and related	2,590	3,043
Taxes, other than income	376	1,456
Deferred consideration	—	1,943
Unearned income	1,351	2,930
Other accruals	1,706	3,048

	$10,255	$21,434

Note 12. Subsequent Events
On July 3, 2008, the Company, through Royal Wolf, entered into a Letter of Offer (the “Amendment”) regarding the ANZ credit facility. Based upon the exchange rate of one Australian dollar to $0.9615 U.S. dollar and one New Zealand dollar to $0.7927 Australian dollar at June 30, 2008, the Amendment increased the total credit facility limit from $96.0 million (A$99.8 million) to $106.0 million (A$98.0 million and NZ$15.5 million). The Amendment will provide the Company with additional borrowing capacity with which to finance growth and acquisition opportunities in the Asia-Pacific area.
On July 28, 2008, the Company announced that, through a wholly-owned subsidiary formed In July 2008, it had entered into a definitive merger agreement with Mobile Office Acquisition Corp. (“MOAC”) and its subsidiary, Pac-Van, Inc. (“Pac-Van”), in a transaction valued at $158.8 million, plus the cost of any subsequent acquisitions by Pac-Van. Pac-Van is a provider of modular buildings and mobile offices in the United States. MOAC’s ownership consists of Ronald L. Havner Jr. (an over five percent beneficial owner of the Company), Ronald F. Valenta (the Chief Executive Officer of the Company), Laminar D.E. Shaw and Pac-Van management employees. A special committee made up of the independent members of the Company’s Board of Directors retained an independent counsel and financial advisor and negotiated and approved the merger; which is subject to approval of the Company’s stockholders at a special meeting on September 30, 2008, obtaining required government approvals and other customary closing conditions.
Pursuant to the merger agreement, the stockholders of MOAC will be entitled to receive up to $21.5 million of cash, four million shares of restricted common stock of GFN issued at $7.50 per share (with an aggregate value of $30 million) and a 20 month subordinated promissory note in the aggregate principal amount of $1.5 million. The note and $8.5 million of the restricted stock will secure the indemnification obligations for 20 months. Also, pursuant to the merger agreement, the Company through its wholly-owned subsidiary will assume approximately $107 million of Pac-Van’s indebtedness and will acquire all outstanding shares of MOAC. The Company and the stockholders of MOAC will enter into, among other things, a stockholders agreement which will provide registration rights which may be exercised after June 30, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders
General Finance Corporation and Subsidiaries
Our audits of the consolidated financial statements of General Finance Corporation and Subsidiaries referred to in our report dated September 13, 2008 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in item 15 (a) of this Form 10-K. This schedule is the responsibility of General Finance Corporation and Subsidiaries’ management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ Grobstein, Horwath & Company LLP
Sherman Oaks, California
September 13, 2008

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
BALANCE SHEET

June 30, 2008

(in thousands)
Cash and cash equivalents	$1,137
Other current assets	89
Property and equipment, net	74
Other noncurrent assets	2,818
Intercompany accounts	50,678
Investment in subsidiaries	39,552

Total Assets	$94,348

Accounts payable, accrued and other current liabilities	$617
Noncurrent liabilities and deferred credits	—
Stockholders’ equity	93,731

Total Liabilities and Stockholders’ Equity	$94,348

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
STATEMENT OF OPERATIONS

Year Ended June 30, 2008

(in thousands)
General and administrative expenses	$2,427

Equity in earnings of subsidiaries	3,600
Intercompany income	724
Interest income	964
Interest expense	(45)
Other income, net	4

5,247

Income before income taxes	2,820
Income tax benefit	(1,286)

Net income	$4,106

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
STATEMENT OF CASH FLOWS

Year Ended June 30, 2008

(in thousands)
Cash flows from operating activities:
Net income	$4,106
Equity in earnings of subsidiaries	(3,600)
Unrealized foreign exchange loss (gain)	(3)
Depreciation and amortization	10
Share-based compensation expense	229
Contributed services	233
Interest deferred for common stock subject to possible conversion, net of income tax effect	(226)
Deferred income taxes	(1,621)
Changes in operating assets and liabilities	540

Net cash used by operating activities	(332)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(62,460)
Purchases of property and equipment	(81)

Net cash used by investing activities	(62,541)

Cash flows from financing activities:
Proceeds from issuances of capital	21,044
Minority interest capital contributions	8,278

Payments to converting stockholders, net	(6,426)
Repayment of borrowings from related party	(2,350)
Intercompany transfers	(24,813)

Net cash provided used by financing activities	(4,267)

Net decrease in cash	(67,140)

Cash at beginning of period	68,277

Cash at end of period	$1,137

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350