Form 10-Q
period 2008-09-30
General Finance CORP
filed 2008-11-12
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number 001-32845
(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0163571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,826,052 shares issued and outstanding as of October 31, 2008.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor (Note 1)
	June 30,	September 30,
	2008	2008
		(Unaudited)
Assets
Cash and cash equivalents	$2,772	$22,251
Trade and other receivables, net of allowance for doubtful accounts of $485 and $464 at June 30, 2008 and September 30, 2008, respectively	18,327	19,547
Inventories	21,084	22,571
Prepaid expenses	2,094	1,962

Total current assets	44,277	66,331

Lease receivables	1,589	1,252
Property, plant and equipment, net	7,503	7,136
Container for lease fleet, net	87,748	78,236
Intangible assets, net	66,419	54,831
Deferred tax assets	—	3,898
Other assets (including $313 and $963 of deferred acquisition costs at June 30, 2008 and September 30, 2008, respectively)	325	975

Total non-current assets	163,584	146,328

Total assets	$207,861	$212,659

Current liabilities
Trade payables and accrued liabilities	$21,434	$29,812
Current portion of long-term debt and obligations	3,223	8,282
Income taxes payable	705	545

Total current liabilities	25,362	38,639

Non-current liabilities
Long-term debt and obligations, net of current portion	78,029	87,660
Deferred tax liabilities	1,462	—
Employee benefits and other non-current liabilities	227	201

Total non-current liabilities	79,718	87,861

Commitments and contingencies (Note 7)	—	—

Minority interest	9,050	6,698

Stockholders’ equity
Preferred stock, $.0001 par value: 1,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized; 13,826,052 shares outstanding	1	1
Additional paid-in capital	81,688	81,971
Accumulated other comprehensive income (loss)	6,787	(2,739)
Retained earnings	5,255	228

Total stockholders’ equity	93,731	79,461

Total liabilities and stockholders’ equity	$207,861	$212,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor	Successor (Note 1)
	Period from
	July 1 to
	September 13,	Quarter Ended September 30,
	2007	2007	2008

Revenues
Sales of containers	$10,944	$3,278	$20,995
Leasing of containers	4,915	1,121	10,658

	15,859	4,399	31,653

Costs and expenses
Cost of sales	9,466	2,947	18,166
Leasing, selling and general expenses	4,210	1,225	8,377
Depreciation and amortization	653	338	3,383

Operating income (loss)	1,530	(111)	1,727

Interest income	14	974	121
Interest expense	(947)	(374)	(4,364)

Foreign currency exchange gain (loss) and other	(129)	2,045	(7,717)

	(1,062)	2,645	(11,960)

Income (loss) before provision for income taxes and minority interest	468	2,534	(10,233)

Provision (benefit) for income taxes	180	855	(3,565)

Minority interest	—	157	(1,641)

Net income (loss)	$288	$1,522	$(5,027)

Net income (loss) per share:
Basic		$0.15	$(0.36)
Diluted		0.12	(0.36)

Weighted average shares outstanding:
Basic		10,350,344	13,826,052
Diluted		12,679,576	13,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income
(In thousands, except share data)
(Unaudited)

	Successor (Note 1)
				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at June 30, 2008	13,826,052	$1	$81,688	$6,787	$5,255	$93,731
Share-based compensation	—	—	210	—	—	210

Contributed services	—	—	73	—	—	73

Net loss	—	—	—	—	(5,027)	(5,027)
Cumulative translation adjustment	—	—	—	(9,526)	—	(9,526)

Total comprehensive loss	—	—	—	—	—	(14,553)

Balance at September 30, 2008	13,826,052	$1	$81,971	$(2,739)	$228	$79,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Predecessor	Successor (Note 1)
	Period from	Quarter
	July 1 to	Ended
	September 13,	September 30,
	2007	2007	2008
Net cash provided (used) by operating activities (Note 8)	$4,294	$(1,679)	$507

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	28	—	26
Acquisitions, net of cash acquired	—	(71,858)	(1,028)
Purchases of property, plant and equipment	—	(3)	(1,105)
Purchases of container lease fleet	(3,106)	(2,372)	(5,014)

Net cash used by investing activities	(3,078)	(74,233)	(7,121)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	(7,921)	(201)	450
Proceeds from long-term borrowings	1,124	24,522	26,128
Proceeds from issuances of capital	4,990	—	—
Payments to converting stockholders, net	—	(6,426)	—
Minority interest capital contributions	—	7,317	—
Repayment of borrowings from related party	—	(2,350)	—

Net cash provided (used) by financing activities	(1,807)	22,862	26,578

Net increase (decrease) in cash	(591)	(53,050)	19,964

Cash at beginning of period	886	68,277	2,772

Translation adjustment	(5)	163	(485)

Cash at end of period	$290	$15,390	$22,251

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
Acquisition of Royal Wolf
On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. The Company paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance; and the issuance of a note to Bison Capital. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S. GFN Finance, an indirect subsidiary of GFN U.S., owns all of the outstanding capital stock of Royal Wolf.
The Company leases and sells portable storage containers, portable container buildings and freight containers in Australia and New Zealand; which is considered geographically by the Company to be the Asia-Pacific area. All references to events or activities (other than equity-related) which occurred prior to the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to Royal Wolf, as the predecessor company (the “Predecessor”). All references to events or activities (other than equity-related) which occurred after the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to the Company, as the successor company (the “Successor”).
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The accompanying consolidated statements of operations of “Successor” only reflect the operating results of the Company following the date of acquisition of Royal Wolf and do not reflect the operating results of Royal Wolf prior to the acquisition. The following pro forma unaudited information for the quarter ended September 30, 2007 assumes the acquisition of Royal Wolf occurred on July 1, 2007 (in thousands, except per share data):

Quarter Ended
September 30, 2007
Revenues	$20,258

Net income	$869

Pro forma net income per share —
Basic	$0.09
Diluted	0.07

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of the Company or Royal Wolf. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced interest income and increased interest expense, as well as increased depreciation and amortization expense as a result of the application of the purchase method of accounting based on the fair values set forth above.
On July 11, 2008, the Company, through Royal Wolf, purchased the business of NT Container Services for $1,028,000. The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of July 11, 2008.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission (SEC).
Certain reclassifications have been made to conform to the current period presentation.
Unless otherwise indicated, references to “2009” and “Predecessor Period 2008” are to the quarter ended September 30, 2008 and for the period from July 1 to September 13, 2007, respectively.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of inventory on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist primarily of containers held for sale or lease and are comprised of the following (in thousands):

	June 30,	September 30,
	2008	2008
		(Unaudited)

Finished goods	$18,795	$20,253
Work in progress	2,289	2,318

	$21,084	$22,571

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Derivative Financial Instruments
Derivative financial instruments include warrants issued as part of the Initial Public Offering (“IPO”), a purchase option that was sold to the representative of the underwriters and warrants issued in connection with a senior subordinated promissory note with Bison Capital (Note 3). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position or results of operations; except for the $100 in proceeds from the sale of the purchase option and the discounting of the senior subordinated promissory note for the fair market value of the warrants issued to Bison Capital. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments. At the date of issuance, the Company determined the purchase option and the warrants issued to Bison Capital had a fair market value of approximately $641,000 and $1,309,000, respectively, using the Black-Scholes pricing model.
The Company may use derivative financial instruments to hedge its exposure to foreign currency and interest rate risks arising from operating, financing and investing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments. Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on remeasurement to fair value is recognized immediately in the statement of operations.
Accounting for Stock Options
For the issuances of stock options, the Company follows the fair value provisions of SFAS No. 123R, Share-Based Payment (“No. 123R”). SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date.
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	September 30,
	Useful Life	2008	2008
			(Unaudited)
Land	—	$1,749	$1,564
Building	40 years	271	242
Transportation and plant equipment (including capital lease assets)	3 — 10 years	5,489	5,571
Furniture, fixtures and office equipment	3 — 10 years	893	831

		8,402	8,208
Less accumulated depreciation and amortization		(899)	(1,072)

		$7,503	$7,136

Container for Lease Fleet
The Company has a fleet of storage containers that it leases to customers under operating lease agreements with varying terms. The container for lease (or lease equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (10 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (20% — 70% of cost). In the opinion of management, estimated residual values do not cause carrying values to exceed net realizable value. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company files U.S. Federal tax returns, California franchise tax returns and Australian tax returns. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service (“IRS”). At September 30, 2008, the Company had ongoing tax examinations with the IRS for the year ended December 31, 2006 and six months ended June 30, 2007 tax periods. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income taxes.
Net Income per Common Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating net income per share:

	Quarter Ended September 30,
	2007	2008
Basic	10,350,344	13,826,052
Assumed exercise of warrants	2,309,545	—
Assumed exercise of stock options	19,687	—

Diluted	12,679,576	13,826,052

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective in fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 with no material effect on the condensed consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 , which permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The Company adopted SFAS No. 159 but chose not to elect the fair value option for its financial assets and liabilities existing at July 1, 2008. Therefore, the adoption of SFAS No. 159 did not have an effect on the Company’s condensed consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements are effective for fiscal years beginning after December 15, 2008. Management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s consolidated financial statements.

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
The Company has a credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by the Company’s Australian and New Zealand subsidiaries. Based upon the exchange rate of one Australian dollar to $0.82110 U.S. dollar and one New Zealand dollar to $0.82970 Australian dollar at September 30, 2008, the total credit facility limit is $91.9 million (AUS$99.0 million and NZ$15.5 million).
The aggregate ANZ facility is comprised of various sub-facilities. The largest of these sub-facilities include six interchangeable loan facilities under which the Company may borrow up to the lesser of $56.7 million (AUS$69.0 million) or 85% of the orderly liquidation value, as defined, of its container fleet; a receivables financing facility of up to $9.9 million (AUS$12.0 million); a special finance line for acquisitions of $6.2 million (AUS$7.5 million); two multi-option facilities primarily for yard construction of $3.7 million (AUS$4.5 million); and a separate bank guarantee facility for New Zealand of $10.6 million (NZ$15.5 million). The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate plus 1.65% per annum and may not be terminated except on default prior to ANZ’s next review date of the facility. Four of the interchangeable loan facilities, totaling $49.9 million (AUS$60.8 million), mature in September 2012; and the other two interchangeable loan facilities, totaling $5.9 million (AUS$7.2 million) and $0.9 million (AU$1.0 million), mature in April 2010 and July 2010, respectively. Loans on the interchangeable and multi-option facilities bear interest at ANZ’s prime rate plus between 1.60% and 2.50% per annum, with interest payable quarterly. As of September 30, 2008, the weighted-average effective interest rate is 8.4%.
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated interest cover and senior and total debt ratios, as defined, for each financial quarter on a year-to-date or trailing twelve-month basis, and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility.
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
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is June 30, 2010. At September 30, 2008, the principal balance of the Bison Notes was $21,256,000.
The Company was in compliance with all financial covenants pertaining to the ANZ credit facility and Bison Notes as of September 30, 2008.
UBOC Credit Facility
On March 28, 2008, the Company entered into credit agreement with Union Bank of California, N.A. (“UBOC”) for a $1.0 million credit facility. Borrowings or advances under the facility will bear interest at UBOC’s “Reference Rate” (which approximates the prime rate) and are due and payable within 60 days. The facility is guaranteed by GFN U.S., requires the maintenance of quarterly and yearend financial reporting covenants and expires on March 31, 2009. There were no outstanding borrowings under the UBOC credit facility at September 30, 2008.
Capital Leases
Capital lease liabilities of the Company are payable as follows as of September 30, 2008 (in thousands):

	Minimum
	lease payments	Interest	Principal

Less than one year	$299	$69	$230
Between one and five years	734	118	616
More than five years	—	—	—

	$1,033	$187	$846

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 4. Financial Instruments
As discussed in Note 2, the Company adopted SFAS No. 157 effective July 1, 2008. SFAS No. 157 defines fair value, as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 — Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Interest Rate Swap Contracts
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
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates. As of September 30, 2008, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	September 30, 2008
Swap	$13,548	$(410)
Swap	14,072	(189)
Swap	4,141	(241)
Swap	3,023	(115)
Option (Cap)	9,853	79
Option (Cap)	1,774	7
Option (Cap)	1,295	3

Total		$(866)

The total fair value of $680,000 and ($866,000) at June 30, 2008 and September 30, 2008 is included in “trade and other receivables” and in “trade payables and accrued liabilities,” respectively, in the consolidated balance sheet. In 2009, unrealized loss on interest rate swap and option (cap) contracts totaled $1,536,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. The Company has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. The Company uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. The fair value of forward currency exchange contracts, which is included in “trade and other receivables” in the consolidated balance sheet, was $695,000 at September 30, 2008. In 2009, unrealized gains on forward currency exchange contracts totaled $1,291,000.
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings.
In 2009, unrealized and realized foreign exchange losses totaled $5,785,000 and $3,237,000, respectively.
Note 5. Related Party Transactions
The Company previously had an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and the chief executive officer of the Company, pursuant to which the Company could borrow up to $3,000,000 outstanding at one time. The line of credit terminated upon the completion of the acquisition of Royal Wolf and the outstanding principal and interest totaling $2,586,848 was repaid on September 14, 2007.
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
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,779 per month, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $29,000 in 2009.

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
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 and $9.05, respectively, with a vesting period of five years. Stock-based compensation expense of $339,000 related to these options has been recognized in the statements of operations through September 30, 2008, with a corresponding benefit to additional paid-in capital. As of September 30, 2008, there remains $1,115,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.6 years. There have been no options exercised, cancelled or forfeited under these two grants and 450,000 options were outstanding at September 30, 2008. Also, as of September 30, 2008, 90,000 of the 2006 Grant options are exercisable and no options of the 2007 Grant are exercisable.
On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80. The 2008 Grant consisted of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA (earnings before interest, income taxes, depreciation and amortization and other nonoperating costs) target for 2008. The Company had initially assessed that it is probable that this EBITDA target will be achieved and commenced recognizing compensation expense over the vesting period of 20 months.
In June 2008, the Compensation Committee of the Company’s Board of Directors determined that the full EBITDA target would not be achieved. As a result, the 2008 Grant was modified whereby one-half of the outstanding options subject to the EBITDA performance criteria would be deemed to have achieved the performance condition. The remaining one-half of these performance-based options (“PB 2008 Grant”) were modified for EBITDA targets at Royal Wolf pertaining to the years ending June 30, 2009 (“2009”) and 2010 (“2010”) on July 23, 2008 (see below); at that time the Company reassessed and revalued these options and commenced recognizing the changes in stock-based compensation on a prospective basis. Total stock-based compensation expense of $383,000 related to the 2008 Grant has been recognized in the statement of operations through September 30, 2008, with a corresponding benefit to additional paid-in capital. As of September 30, 2008, there remains $717,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.3 years. There were 26,000 options cancelled or forfeited under the 2008 Grant and 344,500 options were outstanding at September 30, 2008. No options have been exercised and no options are exercisable under the 2008 Grant as of September 30, 2008.
On July 23, 2008 (“July 2009 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 198,500 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.35. The July 2009 Grant consisted of the PB 2008 Grant (see above) totaling 118,500 options, 40,000 options with a vesting period of five years and 40,000 options that vest subject to a performance condition based on Royal Wolf achieving certain EBITDA targets for 2009 and 2010. The Company has assessed that it is probable that this EBITDA targets will be achieved and has commenced recognizing compensation expense over the vesting periods of 2.17 years and 3.17 years for EBITDA targets in 2009 and 2010, respectively, pertaining to 79,250 options in each of those vesting periods. Total stock-based compensation expense of $30,000 related to the July 2009 Grant has been recognized in the statement of operations through September 30, 2008, with a corresponding benefit to additional paid-in capital. As of September 30, 2008, there remains $396,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.94 years. There have been no options exercised, cancelled or forfeited under the July 2009 Grant, all 198,500 options were outstanding at September 30, 2008, and none were exercisable.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On September 18, 2008 (“September 2009 Grant”), the Company granted options to the non-employee members of its Board of Directors to purchase 36,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.50, with a vesting period of three years. Stock-based compensation expense of $1,000 related to these options has been recognized in the statements of operations through September 30, 2008, with a corresponding benefit to additional paid-in capital. As of September 30, 2008, there remains $118,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of approximately three years. There have been no options exercised, cancelled or forfeited under the September 2009 Grant, all 36,000 options were outstanding at September 30, 2008, and none were exercisable.
At September 30, 2008, the Company’s market price for its common stock was at $6.30, below the exercise prices of all of the outstanding stock options, except those under the July 2009 Grant.
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
The weighted-average fair value of the stock options granted was $3.06, $3.75, $3.94, $2.74 and $3.31 per option for the 2006 Grant, 2007 Grant, 2008 Grant, July 2009 Grant and September 2009 Grant, respectively, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8%, 3.27%, 3.01%, 3.77% and 3.08% (corresponding treasury bill rates) for the 2006 Grant, 2007 Grant, 2008 Grant, July 2009 Grant and September 2009 Grant, respectively; an expected life of 7.5 years for all grants; an expected volatility of 26.5%, 31.1%, 35.83%, 41.78% and 43.12% for the 2006 Grant, 2007 Grant, 2008 Grant, July 2009 Grant and September 2009 Grant, respectively; and no expected dividend.
Royal Wolf had an employee share option plan (ESOP) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months service at the grant date. The ESOP was closed in the Predecessor Period 2008.
Note 7. Commitments and Contingencies
Operating Leases
The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at September 30, 2008 are payable as follows (in thousands):

Less than one year	$2,074
Between one and two years	1,460
Between two and three years	974
Between three and four years	662
Between four and five years	468
Thereafter	1,525

$7,163

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Other Matters
In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers. Royal Wolf engaged the services of independent consultants in cooperation with the Australian government in testing ventilation improvements. Management of the Company believes that, based on their investigation and field test outcomes to-date, the remediation of this matter will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. In the fourth quarter of the year ended June 30, 2008 and 2009, the Company expensed $259,000 and $122,000, respectively, for containers that were affected by this matter.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 8. Cash Flows From Operating Activities
The following table provides a detail of cash flows from operating activities (in thousands):

	Predecessor	Successor
	Period from	Quarter
	July 1 to	Ended
	September 13,	September 30,
	2007	2007	2008
Cash flows from operating activities
Net income (loss)	$288	$1,522	$(5,027)

Adjustments to reconcile net income (loss) to cash provided by operating activities:

Loss (gain) on sales and disposals of property, plant and equipment	11	—	(8)
Unrealized foreign exchange loss (gain)	58	(2,620)	5,785
Unrealized loss (gain) on forward exchange contracts	72	576	(1,291)
Unrealized loss (gain) on interest rate swaps and options	90	16	1,536
Depreciation and amortization	653	338	3,383
Amortization of deferred financing costs	—	24	59
Accretion of interest	32	10	60
Share-based compensation expense	—	34	210
Contributed services	—	14	73
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	(226)	—
Deferred income taxes	180	574	(3,778)
Minority interest	—	157	(1,641)
Changes in operating assets and liabilities:
Trade and other receivables, net	1,090	(2,896)	(5,656)
Inventories	(3,822)	(818)	(5,111)
Prepaid expenses and other	—	71	(540)
Trade payables and accrued liabilities	5,642	1,581	12,545
Income taxes payable	—	(36)	(92)

Net cash provided (used) by operating activities	$4,294	$(1,679)	$507

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Subsequent Event
On October 1, 2008, pursuant to the approval by the Company’s stockholders at a special meeting on September 30, 2008, the Company completed its acquisition of Pac-Van, Inc. (“Pac-Van”) through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFN North America Corp. (“GFNNA”). Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
The Company, in addition to assuming Pac-Van’s long-term debt, paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million. The note and 1,133,333 shares of the restricted stock (which, pursuant to the merger agreement, is valued at $7.50 per share) will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, the Company and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009. In addition, in connection with the acquisition, the Company granted options to certain key employees of Pac-Van to purchase 347,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of October 1, 2008, or $6.40.
The total purchase consideration, including the Company’s transaction costs, will be allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of October 1, 2008.
Presented below, on a quarterly basis, are the unaudited historical results of operations for Pac-Van during the fiscal year ended June 30, 2008 and for the quarter ended September 30, 2008, prior to the date of acquisition (in thousands):

	Quarter Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2007	2007	2008	2008	2008
Revenues
Sales	$4,179	$7,000	$4,124	$5,086	$8,735
Leasing	12,427	12,340	11,996	13,672	13,907

	16,606	19,340	16,120	18,758	22,642

Costs and expenses
Cost of sales	2,748	4,863	2,876	3,551	6,294
Leasing, selling and general expenses	8,450	8,418	8,548	9,836	11,738
Depreciation and amortization	1,226	1,331	1,104	1,172	1,229

Operating income	4,182	4,728	3,592	4,199	3,381

Interest expense	(2,446)	(2,243)	(2,112)	(1,942)	(2,894)

Income before provision for income taxes	1,736	2,485	1,480	2,257	487

Provision for income taxes	778	1,075	584	895	173

Net income	$958	$1,410	$896	$1,362	$314

The quarter ended September 30, 2008, includes stock-based compensation expense and transaction-related costs incurred by Pac-Van of $1,140,000 and $97,000, respectively. Stock-based compensation expense totaled only $154,000 during the twelve months ended June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission; as well as the condensed consolidated financial statements included in this Quarterly Report on form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.
References in this Quarterly Report to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); and GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); and, as of September 13, 2007, RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”).
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
We lease and sell storage container products through 18 customer service centers (“CSCs”) in Australia and six in New Zealand and currently have approximately 250 employees. We serve both small to mid-size retail customers and large corporate customers in the following sectors: road and rail; moving and storage; mining and defense; and portable buildings. Historically, our revenue mix has been approximately 70% sales and 30% leasing. Generally, we consider sales and leasing in our customer service centers as retail operations.
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
On July 11, 2008 we completed the acquisition of the assets of NT Container Services in Darwin, Northern Territory, including 196 containers for approximately $1,028,000.
On October 1, 2008, pursuant to the approval by our stockholders at a special meeting on September 30, 2008, we completed the acquisition of Pac-Van, Inc. (“Pac-Van”) through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFN North America Corp. (“GFNNA”). Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States. In addition to assuming Pac-Van’s long-term debt, we paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million. The note and 1,133,333 shares of the restricted stock (which, pursuant to the merger agreement, is valued at $7.50 per share) will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, we and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009. In addition, in connection with the acquisition, we granted options to certain key employees of Pac-Van to purchase 347,000 shares of common stock at an exercise price equal to the closing market price of our common stock as of October 1, 2008, or $6.40.

Quarter Ended September 30, 2008 (“QE FY 2009”) Compared to Quarter September 30, 2007 (“QE FY 2008”)
We had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007. Comparisons of our results of operations for QE FY 2009 with QE FY 2008 therefore are not particularly meaningful. We believe a more meaningful comparison is the results of our operations for QE FY 2009 with the combined results of our operations and Royal Wolf during QE FY 2008. To assist in this comparison, the following table sets forth condensed statements of operations for the following: (i) Royal Wolf, as Predecessor, for the period July 1, 2007 to September 13, 2007; (ii) the Company, as Successor, for QE FY 2008, which reflects the results of operations of Royal Wolf for the period September 14, 2007 through September 30, 2007; (iii) the combined results of operations of the Predecessor and the Successor for QE FY 2008; and (iii) the Company, as Successor, for QE FY 2009.

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Quarter Ended September 30,
	2007	2007	2007	2008

Revenues
Sales of containers	$10,944	$3,278	$14,222	$20,995
Leasing of containers	4,915	1,121	6,036	10,658

	15,859	4,399	20,258	31,653

Costs and expenses
Cost of sales	9,466	2,947	12,413	18,166
Leasing, selling and general expenses	4,210	1,225	5,435	8,377
Depreciation and amortization	653	338	991	3,383

Operating income (loss)	1,530	(111)	1,419	1,727

Interest income	14	974	988	121
Interest expense	(947)	(374)	(1,321)	(4,364)

Foreign currency exchange gain (loss) and other	(129)	2,045	1,916	(7,717)

	(1,062)	2,645	1,583	(11,960)

Income (loss) before provision for income taxes and minority interest	468	2,534	3,002	(10,233)

Provision (benefit) for income taxes	180	855	1,035	(3,565)

Minority interest	—	157	157	(1,641)

Net income (loss)	$288	$1,522	$1,810	$(5,027)

Revenues. Sales of containers during QE FY 2009 amounted to $21.0 million compared to $14.2 million during QE FY 2008; representing an increase of $6.8 million, or 47.9%. This increase was due to growth in revenues from sales of containers in our retail operations of $2.8 million, sales of $3.8 million in our national accounts group, or non-retail operations, and $0.2 million due to favorable foreign exchange rates. The $2.8 million increase in our retail operations consisted of $1.4 million due to higher unit sales and $1.4 million due to price increases. The $3.8 million increase in our national accounts group operations consisted of $0.4 million due to higher unit sales and $3.4 million due to higher pricing.

Leasing of container revenues during QE FY 2009 amounted to $10.7 million compared to $6.0 million during QE FY 2008, representing an increase of $4.7 million, or 78.3%. This was driven by favorable foreign exchange rates of $0.3 million, an increase of $0.7 million because our average total number of units on lease per month in our portable container building business increased by 75.0% during QE FY 2009 compared to QE FY 2008; and an increase of $3.7 million because our average total number of units on lease per month in our portable storage container business increased primarily as a result of our acquisition of the assets of GE SeaCo and RWNZ, as well as three other smaller acquisitions since September 2007. Average utilization in our retail operations was 79.3% during QE FY 2009, as compared to 83.7% during QE FY 2008; and our average utilization in our national accounts group operations was 77.3% during QE FY 2009, as compared to 73.7% during QE FY 2008. Overall our average utilization was 78.8% in QE FY 2009, as compared to 80.3% in QE FY 2008.
The average value of the U.S. dollar against the Australian dollar declined during QE FY 2009 as compared to QE FY 2008. The average currency exchange rate of one Australian dollar during QE FY 2008 was $0.84735 U.S. dollar compared to $0.89174 U.S. dollar during QE FY 2009. This fluctuation in foreign currency exchange rates resulted in an increase to our container sales and leasing revenues of $0.2 million and $0.3 million, respectively, during QE FY 2009 compared to QE FY 2008; representing 0.4% of the increase in total revenues; or 0.2% of total revenues in QE FY 2008. However, at September 30, 2008, the currency exchange rate for one Australian dollar was $0.8211 U.S. dollar.
Sales of containers and leasing of containers represented 66% and 34% of total revenues in QE FY 2009 and 70% and 30% of total revenues in QE FY 2008.
Cost of Sales. Cost of sales in our container sales business increased by $5.8 million to $18.2 million during QE FY 2009 compared to $12.4 million during QE FY 2008. The increase was primarily due to foreign exchange translation effect of $0.6 million and cost increases of $2.2 million and $3.0 million in our retail and national account group operations, respectively. Our gross profit margin from sales revenues improved during QE FY 2009 to 13.3% compared to 12.7% during QE FY 2008 as a result of price increases and favorable product mix.
Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $3.0 million, or 55.6%, during QE FY 2009 to $8.4 million from $5.4 million during QE FY 2008. This increase includes approximately $0.1 at GFN, which incurred $0.6 million during QE FY 2009 as compared to $0.5 million in QE FY 2008. The following table provides more detailed information about the Royal Wolf operating expenses of $7.8 million in QE FY 2009 as compared to $4.9 million in QE FY 2008:

	Quarter Ended September 30,
	2007	2008
	(in millions)
Salaries, wages and related	$2.9	$4.1
Share-based payments	—	0.1
Rent	0.1	0.1
CSC operating costs	0.8	1.5
Business promotion	0.2	0.4
Travel and meals	0.3	0.4
IT and telecommunications	0.2	0.3
Professional costs	0.3	0.6
Other	0.1	0.3

	$4.9	$7.8

The increase in QE FY 2009 from QE FY 2008 in salaries, wages and related expenses and CSC costs of $1.2 million and $0.7 million, respectively, were primarily due to the increase in number of sales and marketing personnel as we continue to expand our infrastructure for growth. Professional and other costs have also increased due, in part, to Royal Wolf now being subject to public reporting requirements. As a percentage of revenues, operating expenses at Royal Wolf increased slightly to 24.6% in QE FY 2009 from 24.1% in QE FY 2008.
Depreciation and Amortization. Depreciation and amortization expenses increased by $2.4 million to $3.4 million during QE FY 2009 from $1.0 million during QE FY 2008. The increase was primarily due to adjustments to fair values of fixed assets and identifiable intangible assets as a result of the Royal Wolf acquisitions, as well as six other acquisitions since September 2007. The amortization of identifiable intangible assets (customer lists and non-compete agreements) represented approximately $1.4 million of this increase.

Interest Expense. The increase in interest expense of $3.1 million in QE FY 2009, as compared to QE FY 2008, was due primarily to the increase in total long-term debt; which was $58.7 million at September 30, 2007 and $95.9 million at September 30, 2008; and an unrealized loss on interest rate swap and option (cap) contracts totaling $1.5 million. The increase in total debt since QE FY 2008 was due primarily to our acquisitions of Royal Wolf, GE SeaCo, RWNZ, as well as three other smaller acquisitions; funded principally with the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”) and the secured senior subordinated notes issued to Bison Capital.
Foreign Currency Exchange. As a result of the acquisition of Royal Wolf, we now have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. While the average value of the U.S. dollar against the Australian dollar declined during QE FY 2009 as compared to QE FY 2008, the value of the U.S. dollar strengthened from June 30, 2008 to September 30, 2008. The currency exchange rate of one Australian dollar at June 30, 2008 was $0.9615 U.S. dollar compared to $0.8211 U.S. dollar at September 30, 2008. In addition, we incurred a significant realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We had advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. In QE FY 2009, unrealized and realized foreign exchange losses totaled $5.8 million and $3.2 million, respectively. These unrealized exchange losses were somewhat offset in QE FY 2009 by unrealized gains on forward currency exchange contracts, which totaled $1.3 million.
Income Taxes. Our effective income tax rate (which resulted in an income tax benefit) increased slightly to 34.8% during QE FY 2009 from the QE FY 2008 effective rate of 34.5%, primarily as a result of the full quarter impact in QE FY 2009 of the amortization of goodwill for U.S. income tax reporting purposes being deductible; as well as the favorable income tax impact of additional goodwill acquired in acquisitions made since September 2007.
Net Income. We had net loss of $5.0 million during QE FY 2009, compared to net income of $1.8 million during QE FY 2008, primarily as a result of the unfavorable impact of the foreign currency exchange losses and increased interest expense in QE FY 2009; offset somewhat by increased operating profit from the sales and leasing of containers.
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

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Quarter Ended September 30,
	2007	2007	2007	2008

Operating income (loss)	$1,530	$(111)	$1,419	$1,727
Add — depreciation and amortization	653	338	991	3,383

EBITDA	2,183	227	2,410	5,110
Add —
Share—based compensation expense	—	34	34	210
Contributed services	—	14	14	73

Adjusted EBITDA	$2,183	$275	$2,458	$5,393

Liquidity and Financial Condition
Cash Flow for QE FY 2009 Compared to QE FY 2008
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

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Quarter Ended September 30,
	2007	2007	2007	2008

Net cash provided (used) by operating activities	$4,294	$(1,679)	$2,615	$507

Net cash used by investing activities	$(3,078)	$(74,233)	$(77,311)	$(7,121)

Net cash provided (used) by financing activities	$(1,807)	$22,862	$21,055	$26,578

Operating activities. Our operations provided net cash flow of $0.5 million during QE FY 2009, as compared to providing net cash flow of $2.6 million during QE FY 2008. The decrease of $2.1 million was primarily due to additional interest expense from increased borrowings to finance five acquisitions since September 2007, realized foreign exchange losses incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million in QE FY 2009 and increases in trade receivable and inventory balances. These uses of cash more than offset the increased profitability in QE FY 2009 as compared to QE FY 2008.
Investing Activities. Net cash used by investing activities was $7.1 million for QE FY 2009, as compared to $77.3 million for QE FY 2008. In QE FY 2008, cash of $71.9 million was used to acquire Royal Wolf, while in QE FY 2009 we made only one small acquisition for $1.0 million. Net capital expenditures for our lease fleet were $5.0 million in QE FY 2009 and $5.5 million in QE FY 2008. Capital expenditures for our lease fleet are primarily due to continued demand for our products, requiring us to purchase and refurbish more containers and portable buildings with the growth of our business. Purchases of property, plant and equipment were $1.1 million in QE FY 2009 and minimal in QE FY 2008. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than the preferred supply agreement with GE SeaCo, which has favorable pricing but does not have a minimum purchase commitment, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no long-term contracts or other arrangements pursuant to which we may be required to purchase at a predetermined price or a minimum amount of goods or services in connection with any portion of our business. Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.

Financing Activities. Net cash provided by financing activities was $26.6 million during QE FY 2009, as compared to $21.1 million during QE FY 2008. In September 2007, we used $2.4 million to fully repay the line of credit with Mr. Valenta and paid $6.4 million to stockholders electing to convert their shares of common stock into cash. Net long-term borrowings, primarily under the ANZ senior credit facility and the Bison secured senior subordinated notes, totaled $26.1 million in QE FY 2009, as compared to net borrowings of $24.5 million in QE FY 2008. These net borrowings were used together with cash flow generated from operations to primarily fund acquisitions and the expansion of our container lease fleet.
Financial Condition
Inventories increased from $10.6 million at September 30, 2007 to $22.6 million at September 30, 2008, primarily to meet the anticipated growth in sales of our containers and from the acquisitions of GE SeaCo and RWNZ. In addition, subsequent to September 2007, we commenced recording purchases of containers directly into inventory rather than initially into fixed assets; which increased the inventory balance by approximately $9.3 million at September 30, 2008 from September 30, 2007. Trade receivables have also increased to $19.5 million at September 30, 2008 from $14.1 million at September 30, 2007. While these balances have increased as a result of real and anticipated growth in our business, and there has not been a significant deterioration in receivable aging, the level of inventories is higher than we desire. Effective asset management is a significant focus for us, particularly in this current economic environment, as we strive to reduce inventory levels and continue to apply appropriate credit and collection controls to maintain and enhance cash flow and profitability.
Property, plant and equipment increased from $4.6 million at September 30, 2007 to $7.1 million at September 30, 2008, primarily as a result of our acquisition of RWNZ.
Our total container for lease fleet increased from $56.9 million at September 30, 2007 to $78.2 million at September 30, 2008, primarily due to our acquisitions of GE SeaCo and RWNZ, as well as three other smaller acquisitions. At September 30, 2008 we had 29,380 units (16,718 units in retail operations in Australia, 8,193 units in national account group operations in Australia and 4,469 units in New Zealand, which are considered retail) in our container lease fleet, as compared to 16,979 units (11,112 units in retail operations and 5,867 units in national account group operations, all in Australia) at September 30, 2007. At those dates, 23,012 units (13,094 in retail operations in Australia, 6,319 in national account group operations in Australia and 3,599 units in New Zealand, which are considered retail) and 13,743 units (9,427 in retail operations and 4,316 in national account group operations, all in Australia) were on lease, respectively.
Intangible assets increased from $50.2 million at September 30, 2007 to $54.8 million at September 30, 2008 as a result of the purchase accounting adjustments in connection with our acquisitions of GE SeaCo and RWNZ, as well as three other smaller acquisitions.
Long-term debt, including current portion, increased from $58.7 million at September 30, 2007 to $95.9 million at September 30, 2008, primarily due to the acquisitions of GE SeaCo and RWNZ, as well as three other smaller acquisitions. These acquisitions were funded in large part by borrowings on the ANZ senior credit facility and the issuance of a secured senior subordinated note to Bison Capital. Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our long-term debt.
We believe that our cash on-hand and cash flow expected to be provided by operations will be adequate in the foreseeable future to cover our working capital, debt service requirements and a certain portion of our planned capital expenditures, to the extent such items are known or are reasonably determinable, based on current business and market conditions. We expect to finance our capital expenditure requirements primarily under our ANZ senior credit facility or through capital lease agreements. We continually evaluate potential acquisitions and we expect that any future acquisitions will be funded through cash flow provided by operations and by additional borrowings under our ANZ senior credit facility. However, we are continually seeking and evaluating additional sources of capital; particularly a source of funding that will enable us to exercise our call option for Bison Capital’s minority interest in GFN U.S. prior to September 2009. Reference is made to “Part II. Other Information — Item 1A. Risk Factors” for a discussion of the current global economic environment.
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
We have a fleet of storage containers that we lease to customers under operating lease agreements with varying terms. The container for lease (or lease equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (10 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (20% — 70% of cost). In our opinion, estimated residual values do not cause carrying values to exceed net realizable value. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
For the issuances of stock options, we follow the fair value provisions of Statement of Financial Accounting Standards, which we refer to as “SFAS” No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option and the embedded derivative is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in Royal Wolf’s industry and a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the derivative.

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that no impairments related to goodwill and indefinite-lived intangible assets exist as of September 30, 2008.
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
A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination. No valuation allowance has been determined to be required as of September 30, 2008.
We have adopted FASB Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. For a discussion of the impact of the adoption of FIN 48, reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements.
Impact of Recently Issued Accounting Pronouncements
Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements that could potentially impact us.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges and other market-driven rates or prices.
Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements for a discussion of market risk related to interest rates and foreign exchanges.

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of September 30, 2008 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of September 30, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended June 30, 2008 or in the definitive proxy materials filed with the Securities and Exchange Commission for the Special Meeting of Stockholders held on September 30, 2008, with the exception of the following:
Recent economic conditions and market disruptions may adversely affect our business and results of operations.
As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general global economic downturn may adversely impact our business and financial condition. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. Though we are allocating more resources to collections and inventory control, the tightening could negatively impact our ability to collect trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and in the event of a contraction in container sales and leasing, could lead to a further build-up of inventory and lease fleet levels. These factors would have an adverse impact on operating results and cash flows. While we do not believe that the current commitments under our current senior credit facility with ANZ have been adversely impacted, the current economic environment in the Australian economy may restrict the expansion of the facility under favorable terms in the foreseeable future. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian and New Zealand dollars could not only continue to significantly affect our results of operations through reported foreign exchange gains and losses on U.S.-denominated debt, but if the Australian and New Zealand dollars continue to weaken, it would result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None that have not been previously reported.
Item. 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
On September 30, 2008, the Registrant held a Special Meeting of Stockholders. The following are the results of the proposals:
1. To authorize and approve the Merger Agreement, pursuant to which Mobile Office Acquisition Corp. will merge with and into GFN North America Corp., or GFNA, with GFNA as the surviving corporation, and to approve and adopt the Merger:

For	8,203,432
Against	8,627
Abstain	1,528
2. To approve the issuance of 4,000,000 shares of restricted General Finance common stock pursuant to the Merger Agreement:

For	8,203,340
Against	8,719
Abstain	1,528
3. If there are insufficient votes present at the special meeting for approval of the acquisition, to grant our board of directors discretionary authority to postpone or adjourn the special meeting to solicit additional votes for the acquisition:

For	8,199,117
Against	12,052
Abstain	2,418
Item 5. Other Information
On November 10, 2008 we entered into an Employment Agreement with John O. Johnson pursuant to which Mr. Johnson will transition from our Chief Operating Officer to our Executive Vice President. A copy of the Employment Agreement with Mr. Johnson is attached as Exhibit 10.2 and is incorporated by reference herein.
Item 6. Exhibits
See Exhibit Index Attached.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2008	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1
Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

10.1	Letter of Offer effective July 3, 2008 among the Royal Wolf Australia Group and ANZ (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 3, 2008).

10.2	Employment Agreement dated November 10, 2008 between General Finance Corporation and John Johnson.

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350