Form 10-Q
period 2008-12-31
General Finance CORP
filed 2009-02-13
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008
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
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,826,052 shares issued and outstanding as of February 2, 2009.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor (Note 1)
	June 30,	December 31,
	2008	2008
		(Unaudited)
Assets
Cash and cash equivalents	$2,772	$—
Trade and other receivables, net of allowance for doubtful accounts of $485 and $2,168 at June 30, 2008 and December 31, 2008, respectively	18,327	28,053
Inventories	21,084	24,424
Prepaid expenses	2,094	1,996

Total current assets	44,277	54,473

Lease receivables	1,589	1,079
Property, plant and equipment, net	7,503	9,130
Lease fleet, net	87,748	184,396
Intangible assets, net (including goodwill and indefinitely-lived intangible assets of $32,461 and $71,764 at June 30, 2008 and December 31, 2008, respectively)	66,419	98,595
Deferred tax assets	—	—
Other assets	325	398

Total non-current assets	163,584	293,598

Total assets	$207,861	$348,071

Current liabilities
Trade payables and accrued liabilities	$18,504	$32,173
Current portion of long-term debt and obligations	3,223	9,125
Unearned revenue and advance payments	2,930	9,164
Income taxes payable	705	291

Total current liabilities	25,362	50,753

Non-current liabilities
Long-term debt and obligations, net of current portion	78,029	184,990
Deferred tax liabilities	1,462	12,143
Employee benefits and other non-current liabilities	227	146

Total non-current liabilities	79,718	197,279

Commitments and contingencies (Note 7)	—	—

Minority interest	9,050	4,770

Stockholders’ equity
Preferred stock, $.0001 par value: 1,000,000 shares authorized; 100 shares outstanding at December 31, 2008	—	—
Common stock, $.0001 par value: 100,000,000 shares authorized; 13,826,052 and 17,826,052 shares outstanding at June 30, 2008 and December 31, 2008, respectively	1	2
Additional paid-in capital	81,688	107,979

Accumulated other comprehensive income (loss)	6,787	(11,935)
Retained earnings (Accumulated deficit)	5,255	(777)

Total stockholders’ equity	93,731	95,269

Total liabilities and stockholders’ equity	$207,861	$348,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Successor (Note 1)
	Quarter Ended December 31,
	2007	2008

Revenues
Sales	$22,198	$21,329
Leasing	7,654	21,272

	29,852	42,601

Costs and expenses
Cost of sales	18,454	18,135
Leasing, selling and general expenses	5,897	15,295
Depreciation and amortization	2,245	3,896

Operating income	3,256	5,275

Interest income	128	65
Interest expense	(1,585)	(5,716)
Foreign currency exchange gain (loss) and other	61	(2,998)

	(1,396)	(8,649)

Income (loss) before provision for income taxes and minority interest	1,860	(3,374)

Provision (benefit) for income taxes	606	(1,170)

Minority interest	57	(1,199)

Net income (loss)	$1,197	$(1,005)

Net income (loss) per share:
Basic	$0.12	$(0.06)
Diluted	0.09	(0.06)

Weighted average shares outstanding:
Basic	9,690,099	17,826,052
Diluted	13,167,347	17,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor	Successor (Note 1)
	Period from
	July 1 to	Six Months Ended
	September 13,	December 31,
	2007	2007	2008

Revenues
Sales	$10,944	$25,476	$42,324
Leasing	4,915	8,775	31,930

	15,859	34,251	74,254

Costs and expenses
Cost of sales	9,466	21,401	36,301
Leasing, selling and general expenses	4,210	7,122	23,672
Depreciation and amortization	653	2,583	7,279

Operating income	1,530	3,145	7,002

Interest income	14	1,103	186
Interest expense	(947)	(1,959)	(10,080)
Foreign currency exchange gain (loss) and other	(129)	2,105	(10,715)

	(1,062)	1,249	(20,609)

Income (loss) before provision for income taxes and minority interest	468	4,394	(13,607)

Provision (benefit) for income taxes	180	1,461	(4,735)

Minority interest	—	214	(2,840)

Net income (loss)	$288	$2,719	$(6,032)

Net income (loss) per share:
Basic		$0.27	$(0.38)
Diluted		0.20	(0.38)

Weighted average shares outstanding:
Basic		10,020,222	15,826,052
Diluted		13,473,160	15,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)

Successor (Note 1)
						Accumulated
					Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at June 30, 2008	—	$—	13,826,052	$1	$81,688	$6,787	$5,255	$93,731

Issuance of common stock	—	—	4,000,000	1	25,599	—	—	25,600

Issuance of preferred stock	100	—	—	—	100	—	—	100

Share-based compensation	—	—	—	—	476	—	—	476

Contributed services	—	—	—	—	116	—	—	116

Net loss	—	—	—	—	—	—	(6,032)	(6,032)

Cumulative translation adjustment	—	—	—	—	—	(18,722)	—	(18,722)

Total comprehensive loss	—	—	—	—	—	—	—	(24,754)

Balance at December 31, 2008	100	$—	17,826,052	$2	$107,979	$(11,935)	$(777)	$95,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Predecessor	Successor (Note 1)
	Period from
	July 1 to	Six Months Ended
	September 13,	December 31,
	2007	2007	2008

Net cash provided (used) by operating activities (Note 8)	$4,294	$(6,484)	$5,534

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	28	16	92
Business acquisitions, net of cash acquired	—	(89,708)	(48,188)
Purchases of property, plant and equipment	—	(114)	(1,842)
Purchases of lease fleet	(3,106)	(3,806)	(11,344)
Purchases of intangible assets	—	(15)	(20)

Net cash used by investing activities	(3,078)	(93,627)	(61,302)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	(7,921)	61	819
Proceeds from long-term borrowings	1,124	33,201	27,070
Proceeds from issuances of capital	4,990	—	25,700
Payments to converting stockholders, net	—	(6,426)	—
Minority interest capital contributions	—	8,278	—
Repayment of borrowings from related party	—	(2,350)	—

Net cash provided (used) by financing activities	(1,807)	32,764	53,589

Net decrease in cash	(591)	(67,347)	(2,179)

Cash and equivalents at beginning of period	886	68,277	2,772

Translation adjustment	(5)	1,069	(593)

Cash and equivalents at end of period	$290	$1,999	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Business Operations
Organization
General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005 to effect a business combination with one or more operating businesses in the rental services and specialty finance sectors. From inception through September 13, 2007, GFN had no business or operations. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”). In September 2007, the Company changed its fiscal year to June 30 from December 31.
Acquisition of Royal Wolf
On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid in connection with the acquisition. The Company paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance; and the issuance of a note to Bison Capital. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S. GFN Finance, an indirect subsidiary of GFN U.S., owns all of the outstanding capital stock of Royal Wolf.
Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand; which is considered geographically by the Company to be the Asia-Pacific area. All references to events or activities (other than equity-related) which occurred prior to the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to Royal Wolf, as the predecessor company (the “Predecessor”). All references to events or activities (other than equity-related) which occurred after the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to the Company, as the successor company (the “Successor”).
Acquisition of Pac-Van
On October 1, 2008, pursuant to the approval by the Company’s stockholders at a special meeting on September 30, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
The Company, in addition to assuming Pac-Van’s long-term debt, paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. The note and 1,133,333 shares of the restricted common stock will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, the Company and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009. In addition, in connection with the acquisition, the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 347,000 and 9,000 shares of common stock, respectively, at an exercise price equal to the closing market price of the Company’s common stock as of October 1, 2008, or $6.40.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total purchase consideration, including the Company’s transaction costs of approximately $0.9 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of October 1, 2008, as follows (in thousands):

October 1, 2008
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$1,517
Trade and other receivables	15,143
Inventories	5,370
Property, plant and equipment	2,768
Lease fleet	113,620
Other assets	408
Trade and other payables	(12,939)
Unearned revenue and advance payments	(7,414)
Long-term debt	(107,600)
Deferred income taxes	(18,342)

Total net tangible assets acquired and liabilities assumed	(7,469)

Fair value of intangible assets acquired:
Customer base	4,850
Trade name	2,200
Deferred financing costs	166
Goodwill	47,691

Total intangible assets acquired	54,907

Total purchase consideration	$47,438

The accompanying consolidated statements of operations of “Successor” reflect the operating results of the Company following the dates of acquisitions of Royal Wolf and Pac-Van and do not reflect the operating results of Royal Wolf and Pac-Van prior to the acquisition dates. The following unaudited pro forma information for the quarter ended December 31, 2007 and the six months ended December 31, 2007 and 2008 assume the acquisitions of Royal Wolf and Pac-Van occurred at the beginning of the periods presented (in thousands, except per share data):

	Quarter Ended	Six Months Ended
	December 31,	December 31,
	2007	2007	2008
Revenues	$49,192	$86,056	$96,896
Net income (loss)	2,327	4,158	(4,708)

Pro forma net income (loss) per share:
Basic	$0.13	$0.23	$(0.26)
Diluted	0.11	0.19	(0.26)

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced interest income and increased interest expense, as well as increased depreciation and amortization expense as a result of the application of the purchase method of accounting.
Other Acquisitions
On July 11, 2008, the Company, through Royal Wolf, purchased the business of NT Container Services for $1,028,000. The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of July 11, 2008.
On October 31, 2008, the Company, through Royal Wolf, purchased the business of Ace Container Services Pty Ltd for $741,000. The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of October 31, 2008.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On December 8, 2008, the Company, through Pac-Van, purchased the business of Container Wholesalers for $498,000; including the issuance of 100 shares of Series B 8% Cumulative Preferred Stock (“Series B Preferred Stock”) with a liquidation value of $1,000 per share, a par value of $0.0001 per share and an aggregate liquidation value of $100,000. The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of December 8, 2008.
The Series B Preferred Stock is not convertible into GFN common stock. The Series B Preferred Stock has no voting rights, except as required by Delaware law. Holders of Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends of $80.00 per share payable quarterly on the 31st day of January, July and October of each year and the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of Series B Stock will be entitled to receive, in preference to holders of common stock and after holders of the Series A 12.5% Cumulative Preferred Stock of GFN (the “Series A Preferred Stock”) have received $50 per share plus an amount equal to accrued but unpaid dividends, an amount equal to the liquidation preference of $1,000 per share plus an amount equal to accrued but unpaid dividends, if any. As of December 31, 2008, there have been no issuances of the Series A Preferred Stock and no dividends have been declared for the Series B Preferred Stock.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to conform to the current period presentation.
Unless otherwise indicated, references to “FY 2009” and “Predecessor Period 2008” are to the six months ended December 31, 2008 and for the period from July 1 to September 13, 2007, respectively.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Segment Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of SFAS No. 131 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it has two separately reportable geographic segments and one reportable operating segment.
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

	June 30,	December 31,
	2008	2008
		(Unaudited)
Finished goods	$18,795	$23,148
Work in progress	2,289	1,276

	$21,084	$24,424

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
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Life	2008	2008
			(Unaudited)
Land	—	$1,749	$1,331
Building	40 years	271	206
Transportation and plant equipment (including capital lease assets)	3 – 10 years	5,489	7,219
Furniture, fixtures and office equipment	3 – 10 years	893	1,715

		8,402	10,471
Less accumulated depreciation and amortization		(899)	(1,341)

		$7,503	$9,130

Lease Fleet
The Company has a fleet of storage containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (0% — 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.
Costs incurred on lease fleet containers subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred.
Containers in the lease fleet are available for sale and are transferred to inventory prior to sale. Cost of sales of a container in the lease fleet is recognized at the carrying amount at the date of sale.
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
The Company files U.S. Federal tax returns, California franchise tax returns and Australian tax returns, and beginning in 2009 will also file in multiple other U.S. states. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For the U.S. Federal return, all periods are subject to tax examination by the U.S. Internal Revenue Service (“IRS”). At December 31, 2008, the Company had ongoing tax examinations with the IRS for the year ended December 31, 2006 and six months ended June 30, 2007 tax periods. The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2007	2008	2007	2008

Basic	9,690,099	17,826,052	10,020,222	15,826,052
Assumed exercise of warrants	3,433,003	—	3,408,761	—
Assumed exercise of stock options	44,245	—	44,177	—

Diluted	13,167,347	17,826,052	13,473,160	15,826,052

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R also states that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements will be effective for the Company as of July 1, 2009. Management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.
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
Note 3. Long-term Debt and Obligations
Royal Wolf Senior Credit Facility
The Company, through Royal Wolf, has a credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by assets of the Company’s Australian and New Zealand subsidiaries. Based upon the exchange rate of one Australian dollar to $0.69070 U.S. dollar and one New Zealand dollar to $0.83960 Australian dollar at December 31, 2008, the total credit facility limit is $78.8 million (AUS$101.0 million and NZ$15.5 million). The aggregate ANZ facility is comprised of various sub-facilities. The largest of these sub-facilities include eight interchangeable loan facilities under which the Company may borrow up to the lesser of $51.1 million (AUS$74.0 million) or 80% of the orderly liquidation value, as defined, of its container fleet; a receivables financing facility of up to $8.3 million (AUS$12.0 million); a special finance line for acquisitions of $0.7 million (AUS$1.0 million); a multi-option facility for the lease financing of accommodation units of $3.9 million (AUS$5.6 million); and a separate bank guarantee facility for New Zealand of $9.0 million (NZ$15.5 million). The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate, plus 1.65% per annum, and may not be terminated, except on default, prior to ANZ’s next review date of the facility. Four of the interchangeable loan facilities, totaling $42.0 million (AUS$60.8 million), mature in September 2012; three of the interchangeable loan facilities, totaling $5.0 million (AUS$7.2 million), $0.7 million (AUS$1.0 million) and $0.7 million (AU$1.0 million), mature in April 2010, July 2010 and November 2010, respectively; and the remaining interchangeable loan facility of $2.7 million (AUS$4.0 million) may not be terminated, except on default, prior to ANZ’s next review date. The multi-option facility matures two years from the date of drawdown. Loans on the interchangeable and multi-option facility bear interest at ANZ’s prime rate plus 2.50% per annum, with interest payable quarterly. As of December 31, 2008, the weighted-average effective interest rate is 9.3%.
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter on a year-to-date or trailing twelve-month basis, and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility.
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
The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, commencing October 1, 2007, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 103% of par prior to September 13, 2009; 102% of par prior to September 13, 2010; 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter-creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1.0 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Bison Note requires the maintenance of certain financial ratios based on earnings before income taxes, depreciation and amortization, or EBITDA, and Royal Wolf’s debt levels, or leverage; as well as restrictions on capital expenditures.
The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014.
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is June 30, 2010. At December 31, 2008, the principal balance of the Bison Notes was $21,315,000.
The Company was in compliance with all financial covenants pertaining to the ANZ credit facility and Bison Notes as of December 31, 2008.
Pac-Van Senior Credit Facility and Subordinated Note
The Company, through Pac-Van, has a revolving line of credit and letter of credit facility, as amended, with a syndication of four financial institutions led by LaSalle Bank National Association (“LaSalle”), as administrative and collateral agent. The LaSalle credit facility is secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and is available for purchases of rental equipment and general operating purposes. The maximum aggregate amount available under the lines is $120,000,000; with borrowings limited to 85% of eligible accounts receivable, net of reserves and allowances, plus 85% of the net book value of all eligible rental equipment, net of reserves and allowances, plus the lesser of (i) 75% of property and equipment, as defined, and (ii) $1,000,000. Letters of credit commitments under the credit facility are not to exceed $10,000,000 and approval is required by LaSalle, as the administrative agent, for borrowings over $95,400,000 and letters of credit commitments over $2,000,000.
Borrowings under the credit agreement are due on August 23, 2012 and accrue interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25% based on Pac-Van’s leverage. At December 31, 2008, the weighted-average interest rate was 2.9%. In addition, the Company is required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis.
The LaSalle senior credit facility is subject to certain covenants, including compliance with specified interest coverage, senior and total debt ratios, and minimum utilization rate, as defined, and, among other things, restrictions on the payment of dividends, loans and payments to affiliates. The Company was in compliance with all financial covenants pertaining to the LaSalle credit facility and SPV subordinated note as of December 31, 2008.
The Company, also through Pac-Van, has a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000. This subordinated note matures on February 2, 2013, and requires quarterly interest only payments computed at 13.0% per annum.
UBOC Credit Facility
On March 28, 2008, the Company entered into credit agreement with Union Bank of California, N.A. (“UBOC”) for a $1.0 million credit facility. Borrowings or advances under the facility will bear interest at UBOC’s “Reference Rate” (which approximates the prime rate) and are due and payable within 60 days. The facility is guaranteed by GFN U.S., requires the maintenance of quarterly and year-end financial reporting covenants and expires on March 31, 2009. There were no outstanding borrowings under the UBOC credit facility at December 31, 2008.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Capital Leases
Capital lease liabilities of the Company are payable as follows as of December 31, 2008 (in thousands):

	Minimum
	lease payments	Interest	Principal

Less than one year	$105	$9	$96
Between one and five years	26	5	21
More than five years	—	—	—

	$131	$14	$117

Note 4. Financial Instruments
The Company adopted SFAS No. 157, Fair Value Measurements, effective July 1, 2008. SFAS No. 157 defines fair value, as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of December 31, 2008, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	December 31, 2008
Swap	$11,397	$(1,217)
Swap	11,837	(293)
Swap	3,483	(468)
Swap	2,569	(230)
Option (Cap)	8,288	28
Option (Cap)	1,493	3
Option (Cap)	1,101	1

Total	$40,168	$(2,176)

The total fair value of $680,000 and ($2,176,000) at June 30, 2008 and December 31, 2008 is included in “trade and other receivables” and in “trade payables and accrued liabilities,” respectively, in the consolidated balance sheet. In FY2009, unrealized loss on interest rate swap and option (cap) contracts totaled $2,942,000.
Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. The Company has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. The Company uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. The fair value of forward currency exchange contracts, which is included in “trade and other receivables” in the consolidated balance sheet, was $1,650,000 at December 31, 2008. In FY2009, unrealized gains on forward currency exchange contracts totaled $2,406,000.
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
In FY2009, unrealized and realized foreign exchange losses totaled $9,723,000 and $3,394,000, respectively.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company has utilized certain accounting, administrative and secretarial services from affiliates of officers; as well as office space provided by an affiliate of Mr. Valenta. Until the consummation of a business combination by the Company, the affiliates had agreed to make such services available to the Company free of charge, as may be required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Effective September 14, 2007, the Company entered into a month-to-month arrangement that lasted until January 31, 2008 with an affiliate of Mr. Valenta for the rental of the office space at $1,148 per month. In addition, effective September 14, 2007, the Company commenced recording a charge to operating results (with an offsetting contribution to additional paid-in capital) for the estimated cost of contributed services rendered to the Company by non-employee officers and administrative personnel of affiliates.
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,779 per month, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $58,000 in FY2009.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $91,000, plus out-of-pocket expenses, in FY 2009.
Note 6. Stock Option Plans
On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which was approved and amended by stockholders on June 14, 2007 and December 11, 2008, respectively. Under the 2006 Plan, the Company may issue to directors, employees, consultants and advisers up to 2,500,000 shares of its common stock. The options may be incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. The options may not have a term in excess of ten years, and the exercise price of any option may not be less than the fair market value of the Company’s common stock on the date of grant of the option. Unless terminated earlier, the 2006 Plan will automatically terminate June 30, 2016.
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 per share and $9.05 per share, respectively, with a vesting period of five years. Stock-based compensation expense of $493,000 related to these options has been recognized in the statements of operations through December 31, 2008, with a corresponding benefit to additional paid-in capital. As of December 31, 2008, there remains $1,038,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.4 years. There have been no options exercised, cancelled or forfeited under these two grants and 450,000 options were outstanding at December 31, 2008. Also, as of December 31, 2008, 90,000 and 45,000 of the 2006 Grant and 2007 Grant options, respectively, were exercisable.
On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80 per share. The 2008 Grant consisted of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA (earnings before interest, income taxes, depreciation and amortization and other nonoperating costs) target for 2008. The Company initially commenced recognizing compensation expense over the vesting period of 20 months.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In June 2008, the Compensation Committee of the Company’s Board of Directors determined that the full EBITDA target would not be achieved. As a result, the 2008 Grant was modified whereby one-half of the outstanding options subject to the EBITDA performance criteria would be deemed to have achieved the performance condition. The remaining one-half of these performance-based options (“PB 2008 Grant”) were modified for EBITDA targets at Royal Wolf pertaining to the years ending June 30, 2009 (“2009”) and 2010 (“2010”) on July 23, 2008 (see below); at that time the Company reassessed and revalued these options and commenced recognizing the changes in stock-based compensation on a prospective basis. Total stock-based compensation expense of $472,000 related to the 2008 Grant has been recognized in the statement of operations through December 31, 2008, with a corresponding benefit to additional paid-in capital. As December 31, 2008, there remains $628,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.1 years. There have been 35,500 options cancelled or forfeited under the 2008 Grant and 335,000 options were outstanding at December 31, 2008. No options have been exercised and no options are exercisable under the 2008 Grant as of December 31, 2008.
On July 23, 2008 (“July 2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 198,500 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.35 per share. The July 2008 Grant consisted of the PB 2008 Grant (see above) totaling 118,500 options, 40,000 options with a vesting period of five years and 40,000 options that vest subject to a performance condition based on Royal Wolf achieving certain EBITDA targets for 2009 and 2010. The Company commenced recognizing compensation expense over the vesting periods of 2.17 years and 3.17 years for EBITDA targets in 2009 and 2010, respectively, pertaining to 79,250 options in each of those vesting periods. Total stock-based compensation expense of $69,000 related to the July 2008 Grant has been recognized in the statement of operations through December 31, 2008, with a corresponding benefit to additional paid-in capital. As of December 31, 2008, there remains $357,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.7 years. There have been 12,500 options cancelled or forfeited under the July 2008 Grant and 186,000 options were outstanding at December 31, 2008. No options have been exercised and no options are exercisable under the July 2008 Grant as of December 31, 2008.
On September 18, 2008 (“September 2008 Grant”), the Company granted options to the non-employee members of its Board of Directors to purchase 36,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.50 per share, with a vesting period of three years. Stock-based compensation expense of $11,000 related to these options has been recognized in the statements of operations through December 31, 2008, with a corresponding benefit to additional paid-in capital. As of December 31, 2008, there remains $108,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of approximately 2.8 years. There have been no options exercised, cancelled or forfeited under the September 2008 Grant, all 36,000 options were outstanding at December 31, 2008, and none were exercisable.
On October 1, 2008 (“October 2008 Grant”), the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 356,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date; or $6.40 per share. The October 2008 Grant consisted of 154,550 options with a vesting period of five years, 9,000 options with a vesting period of three years and 192,450 options that vest subject to performance conditions based on Pac-Van achieving a certain EBITDA target for 2009 and to-be-determined EBITDA targets for the subsequent four fiscal years . The Company has commenced recognizing compensation expense over the vesting periods ranging from 1.92 years to 5.92 years pertaining to 38,490 options in each of those vesting periods. Total stock-based compensation expense of $51,000 related to the October 2008 Grant has been recognized in the statement of operations through December 31, 2008, with a corresponding benefit to additional paid-in capital. As of December 31, 2008, there remains $687,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 4.1 years. There have been no options exercised, cancelled or forfeited under the October 2008 Grant, all 356,000 options were outstanding at December 31, 2008, and none were exercisable.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On December 11, 2008 (“December 2008 Grant”), the Company granted options to a non-employee member of its Board of Directors to purchase 9,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.78 per share, with a vesting period of three years. No stock-based compensation expense related to these options has been recognized in the statements of operations through December 31, 2008 and, as of that date, there remains $10,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of approximately three years. There have been no options exercised, cancelled or forfeited under the December 2008 Grant, all 9,000 options were outstanding at December 31, 2008, and none were exercisable.
At December 31, 2008, the Company’s market price for its common stock was at $1.70 per share, which is below the exercise prices of all of the outstanding stock options.
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
The weighted-average fair value of the stock options granted was $3.06, $3.75, $3.94, $2.74, $3.31, $3.22 and $1.06 per option for the 2006 Grant, 2007 Grant, 2008 Grant, July 2008 Grant, September 2008 Grant, October 2008 Grant and December 2008 Grant, respectively, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8%, 3.27%, 3.01%, 3.77%, 3.08%, 3.29% and 1.99% (corresponding treasury bill rates) for the 2006 Grant, 2007 Grant, 2008 Grant, July 2008 Grant, September 2008 Grant, October 2008 Grant and December 2008 Grant, respectively; an expected life of 7.5 years for all grants; an expected volatility of 26.5%, 31.1%, 35.83%, 41.78%, 43.12%, 41.78% and 57.13% for the 2006 Grant, 2007 Grant, 2008 Grant, July 2008 Grant, September 2008 Grant, October 2008 Grant and December 2008 Grant, respectively; and no expected dividend.
Royal Wolf had an employee share option plan (“ESOP”) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months service at the grant date. The ESOP was closed in the Predecessor Period 2008.
Note 7. Commitments and Contingencies
Operating Leases
The Company leases various office equipment and other facilities under operating leases. The leases have maturities of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at December 31, 2008 are payable as follows (in thousands):

Less than one year	$3,303
Between one and two years	2,524
Between two and three years	1,361
Between three and four years	803
Between four and five years	498
Thereafter	1,619

$10,108

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
Preferred Supply Agreement
In connection with a Business Sale Agreement dated November 14, 2007 with GE SeaCo Australia Pty Ltd. And GE SeaCo SRL (collectively “GE SeaCo”), the Company, through Royal Wolf, entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to the Company, and the Company has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, the Company received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.
Other Matters
In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers. Royal Wolf engaged the services of independent consultants in cooperation with the Australian government in testing ventilation improvements. Management of the Company believes that, based on their investigation and field test outcomes to-date, the remediation of this matter will not have a material adverse effect on the consolidated results of operations, cash flows or financial position of the Company. In the fourth quarter of the year ended June 30, 2008 and in FY2009, the Company expensed $259,000 and $242,000, respectively, for containers that were affected by this matter.
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
(Unaudited)
Note 8. Cash Flows From Operating Activities and Supplemental Cash Flow Information
The following table provides a detail of cash flows from operating activities (in thousands):

	Predecessor	Successor
	Period from
	July 1 to	Six Months Ended
	September 13,	December 31,
	2007	2007	2008
		(Unaudited)
Cash flows from operating activities
Net income (loss)	$288	$2,719	$(6,032)

Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss (gain) on sales and disposals of property, plant and equipment	11	(5)	6
Unrealized foreign exchange loss (gain)	58	(1,926)	9,723
Unrealized loss (gain) on forward exchange contracts	72	(179)	(2,406)
Unrealized loss (gain) on interest rate swaps and options	90	(237)	2,942
Depreciation and amortization	653	2,583	7,279
Amortization of deferred financing costs	—	408	114
Accretion of interest	32	70	119
Share-based compensation expense	—	76	476
Contributed services	—	87	116
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	(226)	—
Deferred income taxes	180	1,905	(5,038)
Minority interest	—	214	(2,840)

Changes in operating assets and liabilities:
Trade and other receivables, net	1,090	(7,054)	342
Inventories	(3,822)	(7,261)	(5,184)
Prepaid expenses and other	—	(65)	253
Trade payables and accrued liabilities	5,642	2,799	5.916
Income taxes payable	—	(392)	(252)

Net cash provided (used) by operating activities	$4,294	$(6,484)	$5,534

Supplemental Cash Flow Information – Non-Cash Investing and Financing Activities

On October 1, 2008, the Company issued a subordinated promissory note of $1.5 million as part of the consideration for the Pac-Van acquisition (see Note 1).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Segment Reporting
The tables below represent the Company’s revenues from external customers, long-lived assets (consisting of lease fleet and property, plant and equipment) and operating income as attributed to its two geographic locations (in thousands):
Revenues from external customers:

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007		2008
	(Unaudited)
North America:
Sales	$—	$8,985	$—		$8,985
Leasing	—	12,428	—		12,428

	—	21,413	—		21,413

Asia-Pacific:
Sales	22,198	12,344	36,420	(a)	33,339
Leasing	7,654	8,844	13,690	(a)	19,502

	29,852	21,188	50,110	(a)	52,841

Total revenues	$29,852	$42,601	$50,110		$74,254

(a)	Includes sales and leasing revenues of $10,944 and $4,915, respectively, totaling $15,859, recognized by the Predecessor during the period July 1 to September 13, 2007.
Long-lived assets:

	June 30, 2008	December 31, 2008
		(Unaudited)
North America	$74	$116,331
Asia-Pacific	95,177	77,195

Total long-lived assets	$95,251	$193,526

Operating income (loss):

	Quarter Ended		Six Months Ended
	December 31,		December 31,
	2007	2008	2007	2008
	(Unaudited)
North America	$(593)	$3,529	$(1,053)	$2,994
Asia Pacific	3,849	1,746	5,728	4,008

Total operating income	$3,256	$5,275	$4,675	$7,002

(a)	Includes operating income of $1,530 recognized by the Predecessor during the period July 1 to September 13, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission (“SEC”); as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the definitive proxy materials filed with the SEC for the Special Meeting of Stockholders held on September 30, 2008. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings.
References in this Quarterly Report to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”).
Background and Significant Acquisitions
We were incorporated in Delaware on October 14, 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses in the rental services and specialty finance sectors. From inception through September 13, 2007, we did not have any business or operations and our activities were limited to raising capital in our initial public offering (the “IPO”) in April 2006, identifying an operating business to acquire, and negotiating and entering into an agreement to acquire Royal Wolf.
On September 13, 2007 (September 14 in Australia), we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Royal Wolf is the leading provider in Australia and New Zealand of storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S., constituting 13.8% of the outstanding capital stock of GFN U.S. following the issuance; and the issuance of a note to Bison Capital. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.
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

On October 1, 2008, pursuant to the approval by our stockholders at a special meeting on September 30, 2008, we completed our acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage container products in the United States. In addition to assuming Pac-Van’s long-term debt, we paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. The note and 1,133,333 shares of our restricted common stock will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, we and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009.
Business Overview
Our strategy and business plan is to acquire rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area. We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through 18 customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and 25 branch locations across 18 states in the United States. As of December 31, 2008, we had 244 and 225 employees and 31,054 and 11,858 units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related verticals; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the most recent quarter ended December 31, 2008 the mix was 50% each.
Our products include the following:
Modular Space
Modular Buildings. Also known as manufactured buildings, modular buildings provide customers with additional space and are often tailored specifically to satisfy the unique needs of the customer. Depending on the customer’s desired application, modular buildings can range in size from 1,000 to more than 30,000 square feet and may be highly customized.
Mobile Offices and Portable Container Buildings. Also known as trailers or construction trailers, mobile offices are re-locatable units with aluminum or wood exteriors on wood (or steel) frames on a steel carriage fitted with axles, allowing for an assortment of “add-ons” to provide comfortable and convenient temporary space solutions. We also offer portable container buildings, ground level offices (GLO), or office containers, which are either modified or specifically-manufactured shipping containers that are used as mobile offices; and in-plant units, which are manufactured structures that provide self-contained office space with maximum design flexibility.
Mobile Storage
Storage Containers. These generally consist of used shipping containers that have been purchased and refurbished and provide a flexible, low cost alternative to warehousing, while offering greater security, convenience, and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.
Freight Containers. These are containers specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.

Results of Operations
Quarter Ended December 31, 2008 (“QE FY 2009”) Compared to Quarter Ended December 31, 2007 (“QE FY 2008”)
The following compares our QE FY 2008 results of operations with our QE FY 2009 results of operations.
Revenues. Revenues totaled $42.6 million in QE FY 2009, representing an increase of $12.7 million, or 42.5%, from $29.9 million in QE FY 2008. The increase was primarily due to $21.4 million of revenues at Pac-Van, which we acquired on October 1, 2008, offset somewhat by an $8.7 million reduction in revenues in QE FY 2009 from QE FY 2008 at Royal Wolf.
Sales during QE FY 2009 amounted to $21.3 million compared to $22.2 million during QE FY 2008; representing a slight decrease of $0.9 million. This decrease was primarily due to a decline in revenues at Royal Wolf attributable to reduced sales from our retail operations at the CSCs of $0.4 million, a reduction in sales of $4.0 million in our national accounts group, or non-retail operations, and a $5.5 million reduction as a result of unfavorable foreign exchange rates. The $0.4 million decrease in our retail operations consisted of a $1.6 million reduction due to lower prices, substantially offset by an increase of $1.2 million due to higher unit sales. The $4.0 million decrease in our national accounts group operations consisted of $4.9 million due to lower unit sales, offset somewhat by an increase of $0.9 million due to higher pricing. The decrease in total sales was substantially offset by the $9.0 million in sales recognized at Pac-Van during QE FY 2009; which benefited by a single sale of $4.5 million.
Leasing revenues during QE FY 2009 amounted to $21.3 million compared to $7.7 million during QE FY 2008, representing an increase of $13.6 million. The increase was primarily due to leasing revenues recognized at Pac-Van of $12.5 million, which had an average utilization rate of 75.9% during QE FY 2009. In addition, leasing revenues at Royal Wolf increased by $1.1 million, or 14.3%, in QE FY 2009 from QE FY 2008. This was driven by an increase of $0.4 million due to our average total number of units on lease per month in our portable container building business growing by 67.2% during QE FY 2009 as compared to QE FY 2008, and an increase of $2.7 million due to our average total number of units on lease per month in our storage container business growing primarily as a result of six acquisitions in the Asia-Pacific area; offset somewhat by unfavorable foreign exchange rates of $2.0 million. At Royal Wolf, average utilization in our retail operations was 76.6% during QE FY 2009, as compared to 84.1% during QE FY 2008; and our average utilization in our national accounts group operations was 81.6% during QE FY 2009, as compared to 83.1% during QE FY 2008. Overall our average utilization at Royal Wolf was 78.2% in QE FY 2009, as compared to 83.9% in QE FY 2008.
The average value of the U.S. dollar against the Australian dollar strengthened during QE FY 2009 as compared to QE FY 2008. The average currency exchange rate of one Australian dollar during QE FY 2008 was $0.8905 U.S. dollar compared to $0.67306 U.S. dollar during QE FY 2009. This fluctuation in foreign currency exchange rates resulted in a decrease to our sales and leasing revenues at Royal Wolf of $5.5 million and $2.0 million, respectively, during QE FY 2009 compared to QE FY 2008; representing 25.1% of total revenues in QE FY 2008.
Sales and leasing revenues each represented 50% of total revenues in QE FY 2009 and 74% and 26% of total revenues in QE FY 2008, respectively; the more favorable leasing revenue mix in QE FY 2009 resulting from our acquisition of Pac-Van.
Cost of Sales. Cost of sales decreased by $0.4 million to $18.1 million during QE FY 2009 compared to $18.5 million during QE FY 2008. The decrease was primarily due to foreign exchange translation effect of $4.5 million and cost decreases of $2.9 million in our national account group operations in the Asia-Pacific area; substantially offset by cost of sales incurred at Pac-Van of $6.7 million and cost increases of $0.3 million in our retail operations in the Asia-Pacific area. Our gross profit percentage from sales revenues deteriorated during QE FY 2009 to 15.0% compared to 16.7% during QE FY 2008 as a result of price decreases and unfavorable product mix that resulted in a gross profit percentage of 7.3% in the Asia-Pacific area. This was substantially offset by the more favorable gross profit percentage of 25.6% at Pac-Van during QE FY 2009.
Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $9.4 million during QE FY 2009 to $15.3 million from $5.9 million during QE FY 2008. This increase included $9.0 million incurred at Pac-Van and an approximately $0.1 increase at GFN, which incurred $0.7 million during QE FY 2009 as compared to $0.6 million in QE FY 2008. The following table provides more detailed information about the Royal Wolf operating expenses of $5.6 million in QE FY 2009 as compared to $5.3 million in QE FY 2008:

	Quarter Ended December 31,
	2007	2008
	(in millions)
Salaries, wages and related	$3.0	$2.9
Share-based payments	—	0.2
Rent	0.1	0.1
CSC operating costs	0.9	1.1
Business promotion	0.2	0.3
Travel and meals	0.2	0.2
IT and telecommunications	0.2	0.2
Professional costs	0.4	0.4
Other	0.3	0.2

	$5.3	$5.6

Though operating expenses at Royal Wolf only slightly increased in QE FY 2009 from QE FY 2008 in absolute dollars, as a percentage of revenues it increased to 26.4% in QE FY 2009 from 17.7% in QE FY 2008; reflecting the effect of the lower revenues in QE FY 2009 versus QE FY 2008 at Royal Wolf. As a percentage of revenues, operating expenses at Pac-Van was approximately 42% during QE FY 2009. Overall, total operating expenses as a percentage of revenues were 35.9% in QE FY 2009, as compared to 19.7% in QE FY 2008.
Depreciation and Amortization. Depreciation and amortization expenses increased by $1.7 million to $3.9 million during QE FY 2009 from $2.2 million during QE FY 2008. The increase was primarily due to adjustments to fair values of fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, as well as seven other smaller acquisitions. Depreciation and amortization at Pac-Van totaled $1.4 million during QE FY 2009.
Interest Expense. The increase in interest expense of $4.1 million in QE FY 2009 to $5.7 million, as compared to $1.6 million in QE FY 2008, was due primarily to the increase in total long-term debt; which was $69.2 million at December 31, 2007 and $194.1 million at December 31, 2008; and an unrealized loss on interest rate swap and option (cap) contracts totaling $1.4 million. The increase in total debt since QE FY 2008 was due primarily to our acquisitions of Pac-Van, as well as six other smaller acquisitions since December 2007; funded principally with borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”) and the secured senior subordinated notes issued to Bison Capital; as well as the assumption of the senior credit facility with a syndication of four financial institutions led by LaSalle National Association (“LaSalle”) and the senior subordinated secured note payable to SPV Capital funding, L.L.C. (“SPV”) in connection with our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar strengthened during QE FY 2009 as compared to QE FY 2008 and, in addition, the U.S. dollar strengthened against the Australian dollar from September 30, 2008 to December 31, 2008. The currency exchange rate of one Australian dollar at September 30, 2008 was $0.8211 U.S. dollar compared to $0.6907 U.S. dollar at December 31, 2008. In QE FY 2009, unrealized and realized foreign exchange losses totaled $3.9 million and $0.2 million, respectively. These foreign exchange losses were somewhat offset in QE FY 2009 by unrealized gains on forward currency exchange contracts, which totaled $1.1 million.
Income Taxes. Our effective income tax rate (which resulted in an income tax benefit) increased to 34.7% during QE FY 2009 from the QE FY 2008 effective rate of 32.6%, primarily as a result of the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes.
Net Income. We had a net loss of $1.0 million during QE FY 2009, as compared to net income of $1.2 million during QE FY 2008, primarily as a result of the unfavorable impact of the foreign currency exchange losses and increased interest expense in QE FY 2009 versus QE FY 2008; offset somewhat by the operating profit from Pac-Van, which we acquired on October 1, 2008.

Six Months Ended December 31, 2008 (“YTD FY 2009”) Compared to Six Months Ended December 31, 2007 (“YTD FY 2008”)
We had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007. Comparisons of our results of operations for YTD FY 2009 with YTD FY 2008 therefore are not particularly meaningful. We believe a more meaningful comparison is the results of our operations for YTD FY 2009 with the combined results of our operations and Royal Wolf during YTD FY 2008. To assist in this comparison, the following table sets forth condensed statements of operations for the following: (i) Royal Wolf, as Predecessor, for the period July 1, 2007 to September 13, 2007; (ii) the Company, as Successor, for YTD FY 2008, which reflects the results of operations of Royal Wolf for the period September 14, 2007 through September 30, 2007; (iii) the combined results of operations of the Predecessor and the Successor for YTD FY 2008; and (iii) the Company, as Successor, for YTD FY 2009. The combined YTD FY 2008 results do not reflect any adjustments for the purchase method of accounting in the Predecessor period and is presented for comparison purposes only.

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to	Six Months Ended
	September 13,	December 31,
	2007	2007	2007	2008
	(in thousands)
Revenues
Sales	$10,944	$25,476	$36,420	$42,324
Leasing	4,915	8,775	13,690	31,930

	15,859	34,251	50,110	74,254

Costs and expenses
Cost of sales	9,466	21,401	30,867	36,301
Leasing, selling and general expenses	4,210	7,122	11,332	23,672
Depreciation and amortization	653	2,583	3,236	7,279

Operating income	1,530	3,145	4,675	7,002

Interest income	14	1,103	1,117	186
Interest expense	(947)	(1,959)	(2,906)	(10,080)
Foreign currency exchange gain (loss) and other	(129)	2,105	1,976	(10,715)

	(1,062)	1,249	187	(20,609)

Income (loss) before provision for income taxes and minority interest	468	4,394	4,862	(13,607)

Provision (benefit) for income taxes	180	1,461	1,641	(4,735)

Minority interest	—	214	214	(2,840)

Net income (loss)	$288	$2,719	$3,007	$(6,032)

Revenues. Revenues totaled $74.2 million in YTD FY 2009, an increase of $24.1 million, or 48.1%, from $50.1 million in YTD FY 2008. The increase was primarily due to $21.4 million of revenues at Pac-Van, which we acquired on October 1, 2008, and a $2.7 million increase, or 5.4%, in revenues in YTD FY 2009 from YTD FY 2008 at Royal Wolf.
Sales during YTD FY 2009 amounted to $42.3 million compared to $36.4 million during YTD FY 2008; representing an increase of $5.9 million. The increase in total sales was primarily due to the $9.0 million in sales recognized at Pac-Van during YTD FY 2009; which benefited by a single sale of $4.5 million. This increase was offset somewhat by a reduction in sales at Royal Wolf of $3.1 million, or 8.5%, in YTD FY 2009 versus YTD FY 2008. The reduction was primarily due to $5.3 million as a result of unfavorable foreign exchange rates; offset somewhat by increased sales from our retail operations at the CSCs of $2.2 million. The $2.2 million increase in our retail operations consisted of $2.6 million from higher unit sales; offset somewhat by a $0.4 million reduction due to lower prices.

Leasing revenues during YTD FY 2009 amounted to $31.9 million compared to $13.7 million during YTD FY 2008, representing an increase of $18.2 million. The increase was primarily due to leasing revenues recognized at Pac-Van of $12.5 million, which had a utilization rate of 74.0% at December 31, 2008. In addition, leasing revenues at Royal Wolf increased by $5.7 million, or 41.6%, in YTD FY 2009 from YTD FY 2008. This was driven by an increase of $1.1 million due to our average total number of units on lease per month in our portable container building business growing by 71.0 % during YTD FY 2009 as compared to YTD FY 2008, and an increase of $6.3 million due to our average total number of units on lease per month in our storage container business growing primarily as a result of six acquisitions in the Asia-Pacific area; offset somewhat by unfavorable foreign exchange rates of $1.7 million. At Royal Wolf, average utilization in our retail operations was 78.0% during YTD FY 2009, as compared to 83.9% during YTD FY 2008; and our average utilization in our national accounts group operations was 79.4% during YTD FY 2009, as compared to 78.3% during YTD FY 2008. Overall our average utilization at Royal Wolf was 78.5% in YTD FY 2009, as compared to 82.1% in YTD FY 2008.
The average value of the U.S. dollar against the Australian dollar strengthened during YTD FY 2009 as compared to YTD FY 2008. The average currency exchange rate of one Australian dollar during YTD FY 2008 was $0.86892 U.S. dollar compared to $0.7824 U.S. dollar during YTD FY 2009. This fluctuation in foreign currency exchange rates resulted in a decrease to our sales and leasing revenues at Royal Wolf of $5.3 million and $1.7 million, respectively, during YTD FY 2009 compared to YTD FY 2008; representing 14.0% of total revenues in YTD FY 2008.
Sales and leasing revenues represented 57% and 43% of total revenues in YTD FY 2009 and 73% and 27% of total revenues in YTD FY 2008, respectively; the more favorable leasing revenue mix in YTD FY 2009 resulting from our acquisition of Pac-Van.
Cost of Sales. Cost of sales increased by $5.4 million to $36.3 million during YTD FY 2009 from $30.9 million during YTD FY 2008. The increase was primarily due to cost of sales incurred at Pac-Van of $6.7 million and cost increases of $2.4 million in our retail operations and $0.2 million in the national account group operations in the Asia-Pacific area; offset somewhat by foreign exchange translation effect of $3.9 million. Our gross profit percentage from sales revenues deteriorated during YTD FY 2009 to 14.2% compared to 15.1% during YTD FY 2008 as a result of price decreases and unfavorable product mix that resulted in a gross profit percentage of 11.1% in the Asia-Pacific area. This was offset by the more favorable gross profit percentage of 25.6% at Pac-Van during YTD FY 2009.
Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $12.4 million during YTD FY 2009 to $23.7 million from $11.3 million during YTD FY 2008. This increase included $9.0 million incurred at Pac-Van and an approximately $0.2 increase at GFN, which incurred $1.3 million during YTD FY 2009 as compared to $1.1 million in YTD FY 2008. The following table provides more detailed information about the Royal Wolf operating expenses of $13.4 million in YTD FY 2009 as compared to $10.2 million in YTD FY 2008:

	Six Months Ended December 31,
	2007	2008
	(in millions)
Salaries, wages and related	$5.9	$7.0
Share-based payments	—	0.3
Rent	0.2	0.2
CSC operating costs	1.7	2.6
Business promotion	0.4	0.7
Travel and meals	0.5	0.6
IT and telecommunications	0.4	0.5
Professional costs	0.7	1.0
Other	0.4	0.5

	$10.2	$13.4

Operating expenses at Royal Wolf increased by $3.2 million, or 31.4%, in YTD FY 2009 from YTD FY 2008. As a percentage of revenues, it increased to 25.4% in YTD FY 2009 from 20.4% in YTD FY 2008; reflecting the effect of revenues at Royal Wolf only increasing 5.4% in YTD FY 2009. As a percentage of revenues, operating expenses at Pac-Van were approximately 42% during YTD FY 2009. Overall, total operating expenses as a percentage of revenues were 31.9% in YTD FY 2009, as compared to 22.6% in YTD FY 2008.

Depreciation and Amortization. Depreciation and amortization expenses increased by $4.1 million to $7.3 million during YTD FY 2009 from $3.2 million during YTD FY 2008. The increase was primarily due to adjustments to fair values of fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, as well as seven other smaller acquisitions. Depreciation and amortization at Pac-Van totaled $1.4 million during YTD FY 2009.
Interest Expense. The increase in interest expense of $7.2 million in YTD FY 2009 to $10.1 million, as compared to $2.9 million in YTD FY 2008, was due primarily to the increase in total long-term debt; which was $69.2 million at December 31, 2007 and $194.1 million at December 31, 2008; and an unrealized loss on interest rate swap and option (cap) contracts totaling $2.9 million. The increase in total debt since YTD FY 2008 was due primarily to our acquisitions of Pac-Van, as well as six other smaller acquisitions since December 2007; funded principally with borrowings under the senior credit facility with ANZ and the secured senior subordinated notes issued to Bison Capital; as well as the assumption of the senior credit facility with a syndication of four financial institutions led by LaSalle and the senior subordinated secured note payable to SPV in connection with our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar strengthened during YTD FY 2009 as compared to YTD FY 2008 and, in addition, the U.S. dollar strengthened against the Australian dollar from June 30, 2008 to December 31, 2008. The currency exchange rate of one Australian dollar at June 30, 2008 was $0.9615 U.S. dollar compared to $0.6907 U.S. dollar at December 31, 2008. In addition, we incurred a significant realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We had advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. In YTD FY 2009, unrealized and realized foreign exchange losses totaled $9.7 million and $3.4 million, respectively. These foreign exchange losses were somewhat offset in YTD FY 2009 by unrealized gains on forward currency exchange contracts, which totaled $2.4 million.
Income Taxes. Our effective income tax rate (which resulted in an income tax benefit) increased to 34.8% during YTD FY 2009 from the YTD FY 2008 effective rate of 33.8%, primarily as a result of the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes.
Net Income. We had a net loss of $6.0 million during YTD FY 2009, as compared to net income of $3.0 million during YTD FY 2008, primarily as a result of the unfavorable impact of the foreign currency exchange losses and increased interest expense YTD FY 2009 versus YTD FY 2008; offset somewhat by the operating profit from Pac-Van.
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

	Successor
	Quarter Ended December 31,
	2007	2008
	(in thousands)
Operating income	$3,256	$5,275
Add — depreciation and amortization	2,245	3,896

EBITDA	5,501	9,171
Add —
Share-based compensation expense	42	266
Contributed services	73	43

Adjusted EBITDA	$5,616	$9,480

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to	Six Months Ended
	September 13,	December 31,
	2007	2007	2007	2008
	(in thousands)
Operating income	$1,530	$3,145	$4,675	$7,002
Add — depreciation and amortization	653	2,583	3,236	7,279

EBITDA	2,183	5,728	7,911	14,281
Add —
Share-based compensation expense	—	76	76	476
Contributed services	—	87	87	116

Adjusted EBITDA	$2,183	$5,891	$8,074	$14,873

Liquidity and Financial Condition
Cash Flow for YTD FY 2009 Compared to YTD FY 2008
Our principal source of capital for operations consists of funds available from the senior secured credit facility with ANZ and the senior secured credit facility led by LaSalle. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank of California, N.A and have outstanding senior subordinated notes with Bison Capital and SPV. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to	Six Months Ended
	September 13,	December 31,
	2007	2007	2007	2008
	(in thousands)
Net cash provided (used) by operating activities	$4,294	$(6,484)	$(2,190)	$5,534

Net cash used by investing activities	$(3,078)	$(93,627)	$(96,705)	$(61,302)

Net cash provided (used) by financing activities	$(1,807)	$32,764	$30,957	$53,589

Operating activities. Our operations provided net cash flow of $5.5 million during YTD FY 2009, as compared to using net cash flow of $2.2 million during YTD FY 2008. The significant increase in operating cash flows of $7.7 million in YTD FY 2009 from YTD FY 2008 was, despite the net loss of $6.0 million, primarily due to non-cash adjustments of unrealized losses on foreign exchange and forward exchange contracts and interest rate swaps and options (caps) of $7.3 million and $2.9 million, respectively; as well as depreciation and amortization of $7.3 million. This compares to unrealized gains on foreign exchange and forward exchange contracts of $2.0 million and depreciation and amortization of $3.2 million in YTD FY 2008. These non-cash adjustments in YTD FY 2009 more than offset the other adjustments and uses of cash, including the realized foreign exchange losses of $3.4 million incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million.
Investing Activities. Net cash used by investing activities was $61.3 million for YTD FY 2009, as compared to $96.7 million for YTD FY 2008. In YTD FY 2008, cash of $89.7 million was used to acquire Royal Wolf and one other smaller acquisition, while in YTD FY 2009 we used $45.9 million to acquire Pac-Van and $2.3 million for two other small acquisitions. Net capital expenditures for our lease fleet were $11.3 million in YTD FY 2009 and $6.9 million in YTD FY 2008. Purchases of property, plant and equipment were $1.8 million in YTD FY 2009 and were minimal in YTD FY 2008. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which does not have a minimum purchase commitment, but does require us to purchase up to 5,000 containers if offered to us; and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a predetermined price or a minimum amount of goods or services in connection with any portion of our business. Reference is made to Note 7 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.
Financing Activities. Net cash provided by financing activities was $53.6 million during YTD FY 2009, as compared to $31.0 million during YTD FY 2008. In YTD FY 2008, we used $2.4 million to fully repay the line of credit with Ron Valenta, our Chief Executive Officer, and paid $6.4 million to our stockholders electing to convert their shares of common stock into cash. Net long-term borrowings, primarily under the ANZ senior credit facility and the Bison secured senior subordinated notes, totaled $27.1 million in YTD FY 2009, as compared to net borrowings of $34.3 million in YTD FY 2008. In addition, net proceeds received from the issuances of our common and preferred stock totaled $25.7 million in YTD FY 2009. These proceeds from our capital issuances and net borrowings were used together with cash flow generated from operations to primarily fund the acquisition of Pac-Van, as well as for two small acquisitions and the expansion of our lease fleet during YTD FY 2009.
Financial Condition
Inventories increased from $16.8 million at December 31, 2007 to $24.4 million at December 31, 2008 primarily from the acquisitions of Pac-Van, which added $5.4 million in inventories at December 31, 2008, and our New Zealand operations. Trade receivables have also increased to $28.1 million at December 31, 2008 from $18.6 million at December 31, 2007. While these balances had increased as a result of real and anticipated growth in our business, and there has not been a significant deterioration in receivable aging, the level of inventories is higher than we desire. Effective asset management is a significant focus for us, particularly in this current economic environment, as we strive to reduce inventory levels and continue to apply appropriate credit and collection controls to maintain and enhance cash flow and profitability.
Property, plant and equipment increased from $4.4 million at December 31, 2007 to $9.1 million at December 31, 2008, primarily as a result of our acquisition of Pac-Van.
Our total lease fleet increased from $66.5 million at December 31, 2007 to $184.4 million at December 31, 2008, primarily due to our acquisition of Pac-Van and seven other smaller acquisitions. At December 31, 2008, we had 42,912 units (17,121 units in retail operations in Australia, 9,232 units in national account group operations in Australia, 4,701 units in New Zealand, which are considered retail; and 11,858 units in the United States) in our lease fleet, as compared to 23,377 units (13,529 units in retail operations and 9,848 units in national account group operations, all in Australia) at December 31, 2007. At those dates, 32,893 units (12,821 in retail operations in Australia, 7,955 in national account group operations in Australia, 3,633 units in New Zealand, which are considered retail; and 8,484 units in the United States) and 20,244 units (11,261 in retail operations and 8,983 in national account group operations, all in Australia) were on lease, respectively.
Intangible assets increased from $55.3 million at December 31, 2007 to $98.6 million at December 31, 2008 as a result of the purchase accounting adjustments in connection with our acquisition of Pac-Van and six other smaller acquisitions since December 2007.

Long-term debt, including current portion, increased from $69.2 million at December 31, 2007 to $194.1 million at December 31, 2008, primarily due to the acquisition of Pac-Van and six other smaller acquisitions, and the expansion of our lease fleet. These acquisitions and capital expenditures were funded in large part by issuances of our common and preferred stock, borrowings on the ANZ senior credit facility and the issuance of a secured senior subordinated note to Bison Capital; as well as the assumption of the LaSalle senior credit facility and the senior subordinated note payable to SPV. Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our long-term debt.
We believe that available capital resources and cash flow expected to be provided by operations will be adequate in the foreseeable future to cover our working capital, debt service requirements and a certain portion of our planned capital expenditures, to the extent such items are known or are reasonably determinable, based on current business and market conditions. We expect to finance our capital expenditure requirements primarily under our ANZ and LaSalle senior credit facilities at Royal Wolf and Pac-Van, respectively. We continually evaluate potential acquisitions and we expect that any future acquisitions will be funded through cash flow provided by operations and by additional borrowings under our senior credit facilities. However, we are continually seeking and evaluating additional sources of capital; particularly a source of funding that will enable us to exercise our call option for Bison Capital’s minority interest in GFN U.S. prior to September 2009. Reference is made to “Part II. Other Information — Item 1A. Risk Factors” for a discussion of the current global economic environment.
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
Impact of Inflation
We believe that inflation has not had a material effect on our business. However, during periods of rising prices and, in particular when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in our operating costs and may not be able to pass price increases through to our customers in a timely manner, which could harm our future results of operations.
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

We lease and sell storage container products, modular buildings and mobile offices to our customers. Leases to customers are generally on a short-term basis qualifying as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
We have a fleet of storage containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (10 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (0% — 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
For the issuances of stock options, we follow the fair value provisions of Statement of Financial Accounting Standards, which we refer to as “SFAS” No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in the Company’s industry and a risk-free interest rate, which is the rate on U. S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.
We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that no impairments related to goodwill and indefinite-lived intangible assets exist as of December 31, 2008.
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
A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination. No valuation allowance has been determined to be required as of December 31, 2008.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of December 31, 2008 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of December 31, 2008, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general global economic downturn may adversely impact our business and financial condition. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. Though we are allocating more resources to collections and inventory control, the tightening could negatively impact our ability to collect trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and in the event of a contraction in container sales and leasing, could lead to a further build-up of inventory and lease fleet levels. These factors would have an adverse impact on operating results and cash flows. While we do not believe that the current commitments under our current senior credit facilities have been significantly adversely impacted, the current economic environment in the U.S. and Australian economy may restrict the expansion of the facility under favorable terms in the foreseeable future. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian and New Zealand dollars could not only continue to significantly affect our results of operations through reported foreign exchange gains and losses on U.S.-denominated debt, but if the Australian and New Zealand dollars continue to weaken, it would result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None that have not been previously reported.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
On December 11, 2008, the Registrant held its Annual Meeting of Stockholders. A total of 16,055,125 shares of the Registrant’s Common Stock voted and the following are the results of the proposals:
1. To elect three Class B directors to serve for a term of three years and until their successors are elected and qualified:

Nominee	For	Withheld
Lawrence Glascott	15,986,083	69,042
Susan Harris	15,986,083	69,042
James B. Roszak	15,986,083	69,042
2. To increase from 1.5 million to 2.5 million the number of shares of common stock reserved for the exercise of stock options granted under the 2006 Stock Option Plan:

For	9,758,855
Against	813,213
Abstain	4,975
Not Voted	5,478,082
3. To ratify the selection of our independent auditors for the fiscal year ending June 30, 2009:

For	15,985,436
Against	69,047
Abstain	642
Item 5. Other Information
On February 11, 2009, we entered into an Employment Agreement with Ronald F. Valenta, our Chief Executive Officer. A copy of the Employment Agreement with Mr. Valenta is attached as Exhibit 10.15.
Item 6. Exhibits
See Exhibit Index Attached.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2009	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
3.1	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.2	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

10.1	Amended and Restated Credit Agreement dated August 23, 2007 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.2	First Amendment to Amended and Restated Credit Agreement dated September 23, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.3	Second Amendment to Amended and Restated Credit Agreement dated September 24, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.4	Amended and Restated Investment Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.5	Amended and Restated Pledge Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.6	Amended and Restated Continuing Unconditional Guaranty dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.7	Security Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.8	Continuing Unconditional Guaranty dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.9	Subordination and Intercreditor Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.10	Pledge Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.11	Subordinated Promissory Note dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.12	Stockholders Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.13	First Amendment to Employment Agreement dated July 22, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.14	Letter of Offer dated as of December 17, 2008 among GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty, Ltd., Royal Wolf Trading Australia Pty Ltd., Royal Wolf Hi-Tech Pty Ltd. and Australia and New Zealand Banking Group Limited 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008).

10.15	Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta.

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350