Form 10-Q
period 2009-03-31
General Finance CORP
filed 2009-05-14
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,826,052 shares issued and outstanding as of April 30, 2009.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	Successor (Note 1)
	June 30,	March 31,
	2008	2009
		(Unaudited)
Assets
Cash and cash equivalents	$2,772	$—
Trade and other receivables, net of allowance for doubtful accounts of $485 and $2,204 at June 30, 2008 and March 31, 2009, respectively	18,327	25,218
Inventories	21,084	19,779
Prepaid expenses	2,094	1,897

Total current assets	44,277	46,894

Lease receivables	1,589	1,108
Property, plant and equipment, net	7,503	9,782
Lease fleet, net	87,748	183,454
Intangible assets, net (including goodwill and indefinitely-lived intangible assets of $32,461 and $70,938 at June 30, 2008 and March 31, 2009, respectively)	66,419	96,636
Other assets	325	12

Total non-current assets	163,584	290,992

Total assets	$207,861	$337,886

Current liabilities
Trade payables and accrued liabilities	$18,504	$23,977

Current portion of long-term debt and obligations	3,223	7,542

Unearned revenue and advance payments	2,930	8,809
Income taxes payable	705	283

Total current liabilities	25,362	40,611

Non-current liabilities
Long-term debt and obligations, net of current portion	78,029	183,735
Deferred tax liabilities	1,462	12,400
Employee benefits and other non-current liabilities	227	146

Total non-current liabilities	79,718	196,281

Commitments and contingencies (Note 8)	—	—

Minority interest	9,050	4,538

Stockholders’ equity

Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 24,000 shares issued and outstanding (in series) at March 31, 2009 and stated at liquidation value	—	1,295

Common stock, $.0001 par value: 100,000,000 shares authorized; 13,826,052 and 17,826,052 shares outstanding at June 30, 2008 and March 31, 2009, respectively	1	2

Additional paid-in capital	81,688	108,064

Cumulative dividends paid	—	(21)

Accumulated other comprehensive income (loss)	6,787	(12,377)

Retained earnings (accumulated deficit)	5,255	(507)

Total stockholders’ equity	93,731	96,456

Total liabilities and stockholders’ equity	$207,861	$337,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Successor (Note 1)
	Quarter Ended March 31,
	2008	2009

Revenues
Sales	$19,801	$14,769
Leasing	8,849	19,686

	28,650	34,455

Costs and expenses
Cost of sales	16,356	12,354
Leasing, selling and general expenses	6,473	12,966
Depreciation and amortization	2,251	3,882

Operating income	3,570	5,253

Interest income	91	58
Interest expense	(2,426)	(3,308)
Foreign currency exchange gain (loss) and other	115	(1,860)

	(2,220)	(5,110)

Income before provision for income taxes and minority interest	1,350	143

Provision for income taxes	376	50

Minority interest	140	(177)

Net income	$834	$270

Net income per common share:
Basic	$0.09	$0.01
Diluted	0.08	0.01

Weighted average shares outstanding:
Basic	9,690,099	17,826,052
Diluted	11,083,722	17,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Predecessor	Successor (Note 1)
	Period from	Nine Months
	July 1 to	Ended
	September 13,	March 31,
	2007	2008	2009

Revenues
Sales	$10,944	$45,277	$57,093
Leasing	4,915	17,624	51,616

	15,859	62,901	108,709

Costs and expenses
Cost of sales	9,466	37,757	48,655
Leasing, selling and general expenses	4,210	13,595	36,638
Depreciation and amortization	653	4,834	11,161

Operating income	1,530	6,715	12,255

Interest income	14	1,194	244
Interest expense	(947)	(4,385)	(13,388)
Foreign currency exchange gain (loss) and other	(129)	2,220	(12,575)

	(1,062)	(971)	(25,719)

Income (loss) before provision for income taxes and minority interest	468	5,744	(13,464)

Provision (benefit) for income taxes	180	1,837	(4,685)

Minority interest	—	354	(3,017)

Net income (loss)	$288	$3,553	$(5,762)

Net income (loss) per common share:
Basic		$0.36	$(0.35)
Diluted		0.31	(0.35)

Weighted average shares outstanding:
Basic		9,910,981	16,482,986
Diluted		11,304,604	16,482,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share data)
(Unaudited)
Successor (Note 1)

								Retained
	Cumulative Preferred				Additional	Cumulative	Other	Earnings	Total
	Stock		Common Stock		Paid-In	Dividends	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Paid	Income (Loss)	Deficit)	Equity

Balance at June 30, 2008	—	$—	13,826,052	$1	$81,688	$—	$6,787	$5,255	$93,731

Issuance of common stock	—	—	4,000,000	1	25,599	—	—	—	25,600

Issuance of preferred stock	24,000	1,295	—	—	(9)	—	—	—	1,286

Share-based compensation	—	—	—	—	656	—	—	—	656

Contributed services	—	—	—	—	130	—	—	—	130

Cumulative dividends paid	—	—	—	—	—	(21)	—	—	(21)

Net loss	—	—	—	—	—	—	—	(5,762)	(5,762)

Cumulative translation adjustment	—	—	—	—	—	—	(19,164)	—	(19,164)

Total comprehensive loss	—	—	—	—	—	—	—	—	(24,926)

Balance at March 31, 2009	24,000	$1,295	17,826,052	$2	$108,064	$(21)	$(12,377)	$(507)	$96,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Predecessor	Successor (Note 1)
	Period from	Nine Months
	July 1 to	Ended
	September 13,	March 31,
	2007	2008	2009
Net cash provided (used) by operating activities (Note 9)	$4,294	$(6,889)	$9,636

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	28	16	109
Business acquisitions, net of cash acquired	—	(90,954)	(48,189)
Purchases of property, plant and equipment	—	(310)	(2,483)
Purchases of lease fleet	(3,106)	(5,764)	(14,086)
Purchases of intangible assets	—	(285)	(33)

Net cash used by investing activities	(3,078)	(97,297)	(64,682)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	(7,921)	(282)	579
Proceeds from long-term borrowings	1,124	36,601	25,403
Proceeds from issuances of equity capital	4,990	—	26,886
Cumulative dividends paid	—	—	(21)
Payments to converting stockholders, net	—	(6,426)	—
Minority interest capital contributions	—	8,278	—
Repayment of borrowings from related party	—	(2,350)	—

Net cash provided (used) by financing activities	(1,807)	35,821	52,847

Net decrease in cash	(591)	(68,365)	(2,199)

Cash and equivalents at beginning of period	886	68,277	2,772

Impact of foreign currency translation on cash	(5)	1,257	(573)

Cash and equivalents at end of period	$290	$1,169	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Business Operations
Organization
General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005 to effect a business combination with one or more operating businesses in the rental services and specialty finance sectors. From inception through September 13, 2007, GFN had no business or operations. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”). In September 2007, the Company changed its fiscal year to June 30 from December 31.
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
Acquisition of Pac-Van
On October 1, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total purchase consideration, including the Company’s transaction costs of approximately $0.9 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of October 1, 2008, as follows (in thousands):

October 1, 2008
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$1,517
Trade and other receivables	15,118
Inventories	5,370
Prepaid expenses	231
Property, plant and equipment	3,458
Lease fleet	112,909
Other assets	177
Trade payables and accrued liabilities	(12,939)
Unearned revenue and advance payments	(7,414)
Long-term debt	(107,600)
Deferred income taxes	(18,324)

Total net tangible assets acquired and liabilities assumed	(7,497)

Fair value of intangible assets acquired:
Customer base	4,850
Trade name	2,200
Deferred financing costs	166
Goodwill	47,719

Total intangible assets acquired	54,935

Total purchase consideration	$47,438

The accompanying consolidated statements of operations of “Successor” reflect the operating results of the Company following the dates of acquisitions of Royal Wolf and Pac-Van and do not reflect the operating results of Royal Wolf and Pac-Van prior to the acquisition dates. The following unaudited pro forma information for the quarter ended March 31, 2008 and the nine months ended March 31, 2008 and 2009 assume the acquisitions of Royal Wolf and Pac-Van occurred at the beginning of the periods presented (in thousands, except per share data):

	Quarter ended	Nine months ended
	March 31,	March 31,
	2008	2008	2009
Revenues	$44,770	$130,826	$131.351
Net income (loss)	1,267	5,352	(4,438)

Pro forma net income (loss) per share:
Basic	$0.07	$0.30	$(0.25)
Diluted	0.07	0.28	(0.25)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On December 8, 2008, the Company, through Pac-Van, purchased the business of Container Wholesalers for $499,000; including the issuance of 100 shares of Series B 8% Cumulative Preferred Stock (see Note 6). The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of December 8, 2008.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2009. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 filed with the Securities and Exchange Commission.
Certain reclassifications have been made to conform to the current period presentation.
Unless otherwise indicated, references to “FY 2009” and “Predecessor Period 2008” are to the nine months ended March 31, 2009 and for the period from July 1 to September 13, 2007, respectively.
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

	June 30, 2008	March 31, 2009
		(Unaudited)
Finished goods	$18,795	$18,543
Work in progress	2,289	1,236

	$21,084	$19,779

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
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	March 31,
	Useful Life	2008	2009
			(Unaudited)
Land	—	$1,749	$1,295
Building	40 years	271	200
Transportation and plant equipment (including capital lease assets)	3 — 10 years	5,489	7,400
Furniture, fixtures and office equipment	3 — 10 years	893	2,647

		8,402	11,542
Less accumulated depreciation and amortization		(899)	(1,760)

		$7,503	$9,782

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company files U.S. Federal tax returns, California franchise tax returns and Australian tax returns, and beginning in 2009 will also file in multiple other U.S. states. The Company has identified its U.S. Federal tax return as its “major” tax jurisdiction. For U.S. Federal tax purposes, all periods subsequent to June 30, 2007 are subject to examination by the U.S. Internal Revenue Service (“IRS”). The Company believes that its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income taxes.
Net Income per Common Share
Basic net income per common share is computed by dividing net income, less dividends declared (or accumulated) on cumulative preferred stock (Note 6), by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating net income per common share:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008	2009
Basic	9,690,099	17,826,052	9,910,981	16,482,986
Assumed exercise of warrants	1,393,623	—	1,393,623	—
Assumed exercise of stock options	—	—	—	—

Diluted	11,083,722	17,826,052	11,304,604	16,482,986

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R also requires that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements will be effective for the Company as of July 1, 2009. Management is currently evaluating the impact that the adoption of these statements may have on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows and (d) encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a significant impact on the Company’s consolidated financial statements.

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
Note 3. Long-term Debt and Obligations
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by assets of the Company’s Australian and New Zealand subsidiaries. Based upon the exchange rate of one Australian dollar to $0.68350 U.S. dollar and one New Zealand dollar to $0.82570 Australian dollar at March 31, 2009, the total credit facility limit is $77.8 million (AUS$101.0 million and NZ$15.5 million). The aggregate ANZ facility is comprised of various sub-facilities. The largest of these sub-facilities include eight interchangeable loan facilities under which Royal Wolf may borrow up to the lesser of $50.5 million (AUS$74.0 million) or 80% of the orderly liquidation value, as defined, of its container fleet; a receivables financing facility of up to $8.2 million (AUS$12.0 million); a special finance line for acquisitions of $0.7 million (AUS$1.0 million); a multi-option facility for the lease financing of accommodation units of $3.8 million (AUS$5.6 million); and a separate bank guarantee facility for New Zealand of $8.7 million (NZ$15.5 million), which would effectively terminate in May 2010. The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate, plus 1.65% per annum, and may not be terminated, except on default, prior to ANZ’s next review date of the facility. Five of the interchangeable loan facilities, totaling $42.2 million (AUS$61.8 million), mature in September 2012; two of the interchangeable loan facilities, totaling $4.9 million (AUS$7.2 million) and $0.7 million (AU$1.0 million), mature in April 2010 and November 2010, respectively; and the remaining interchangeable loan facility of $2.7 million (AUS$4.0 million) may not be terminated, except on default, prior to ANZ’s next review date. The multi-option facility matures two years from the date of drawdown. Loans on the interchangeable facilities and multi-option facility bear interest at ANZ’s prime rate plus 2.50% per annum, with interest payable quarterly. As of March 31, 2009, the weighted-average effective interest rate was 8.3%.
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility.
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
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2010. Collectively, these two notes are referred to as the “Bison Notes”. At March 31, 2009, the principal balance of the Bison Notes was $21,375,000.
The Bison Notes require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility and Subordinated Note
Pac-Van has a revolving line of credit and letter of credit facility, as amended, with a syndication of four financial institutions led by LaSalle Bank National Association (“LaSalle”), as administrative and collateral agent. The LaSalle credit facility is secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and is available for purchases of rental equipment and general operating purposes. The maximum aggregate amount available under the LaSalle credit facility is $120,000,000; with borrowings limited to 85% of eligible accounts receivable, net of reserves and allowances, plus 85% of the net book value of all eligible rental equipment, net of reserves and allowances, plus the lesser of (i) 75% of property and equipment, as defined, and (ii) $1,000,000. Letters of credit commitments under the credit facility are not to exceed $10,000,000 and approval is required by LaSalle, as the administrative agent, for borrowings over $95,400,000 and letters of credit commitments over $2,000,000.
Borrowings under the LaSalle credit facility are due on August 23, 2012 and accrue interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25% based on Pac-Van’s leverage. At March 31, 2009, the weighted-average interest rate was 2.5%. In addition, the Company is required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis. The LaSalle senior credit facility is subject to certain covenants, including compliance with minimum EBITDA levels, as defined, specified interest coverage, senior and total debt ratios based on a TTM EBITDA basis, a minimum utilization rate, as defined; and, among other things, restrictions on the payment of dividends, loans and payments to affiliates.
Pac-Van also has a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000. This subordinated note matures on February 2, 2013, requires quarterly interest only payments computed at 13.0% per annum and is also subject to the maintenance of certain financial covenants.
Loan Covenant Compliance
The Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes discussed above as of March 31, 2009. However, as widely reported, the financial markets and economy in the U.S. and Australia, as well as the global economy in general, have been in a downturn for a period of time. If the current economic environment continues to be weak or worsens, the Company’s ability to continue meeting covenant requirements may be impaired and may result in the seeking of amendments or waivers of covenant compliance. While management of the Company believes its relationships with its senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
UBOC Credit Facility
The Company has a credit agreement, as amended, with Union Bank of California, N.A. (“UBOC”) for a $1.0 million credit facility. Borrowings or advances under the facility will bear interest at UBOC’s “Reference Rate” (which approximates the prime rate) and are due and payable by March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. There were no outstanding borrowings under the UBOC credit facility at March 31, 2009.
Capital Leases
Capital lease liabilities of the Company are payable as follows as of March 31, 2009 (in thousands):

	Minimum
	lease payments	Interest	Principal

Less than one year	$81	$7	$74
Between one and five years	23	5	18
More than five years	—	—	—

	$104	$12	$92

Note 4. Financial Instruments
The Company adopted SFAS No. 157, Fair Value Measurements, effective July 1, 2008. SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 — Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Interest Rate Swap Contracts
The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of March 31, 2009, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	March 31, 2009
Swap	$11,278	$(1,185)
Swap	1,367	(189)
Swap	3,447	(452)
Swap	2,504	(223)
Option (Cap)	8,202	26
Option (Cap)	1,477	3
Option (Cap)	1,073	1

Total	$29,348	$(2,019)

The total fair value of $680,000 and ($2,019,000) at June 30, 2008 and March 31, 2009 is included in “trade and other receivables” and in “trade payables and accrued liabilities,” respectively, in the consolidated balance sheet. In FY2009, unrealized loss on interest rate swap and option (cap) contracts totaled $2,826,000.
Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. The Company has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. The Company uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by SFAS No. 133 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. The fair value of forward currency exchange contracts (Level 2 fair value measurement), which is included in “trade and other receivables” in the consolidated balance sheet, was $673,000 at March 31, 2009. In FY2009, unrealized gains on forward currency exchange contracts totaled $1,486,000.
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
In FY2009, unrealized and realized foreign exchange losses totaled $10,657,000 and $3,401,000, respectively.
Note 5. Related Party Transactions
The Company previously had an unsecured limited recourse revolving line of credit from Ronald F. Valenta, a director and the chief executive officer of the Company, pursuant to which the Company could borrow up to $3,000,000 outstanding at one time. The line of credit terminated upon the completion of the acquisition of Royal Wolf and the outstanding principal and interest totaling $2,587,000 was repaid on September 14, 2007.

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
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $86,000 in FY2009.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $178,000, plus out-of-pocket expenses, in FY 2009.
Note 6. Cumulative Preferred Stock
The Company is offering private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations (see Note 1).
The Series A Preferred stock and the Series B Preferred stock are referred to collectively as the “Cumulative Preferred Stock.”
Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of March 31, 2009, the Company had issued 23,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,195,000 and $100,000, respectively.
The Cumulative Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Cumulative Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October of each year and the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Cumulative Preferred Stock will have preference to holders of common stock; with the holders of the Series A Preferred Stock having preference over holders of the Series B Preferred Stock. The Company has agreed to register for public trading the Cumulative Preferred Stock no later than one year from issuance.
As of March 31, 2009, dividends paid or payable totaled $19,000 and $2,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends as ordinary income, capital or qualified for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code. No such characterization has been made by the Company as of March 31, 2009.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 7. Stock Option Plans
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
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 per share and $9.05 per share, respectively, with a vesting period of five years. Stock-based compensation expense of $570,000 related to these options has been recognized in the statements of operations through March 31, 2009, with a corresponding benefit to additional paid-in capital. As of March 31, 2009, there remains $961,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.08 years. There have been no options exercised, cancelled or forfeited under these two grants and 450,000 options were outstanding at March 31, 2009. Also, as of March 31, 2009, 90,000 and 45,000 of the 2006 Grant and 2007 Grant options, respectively, were exercisable.
On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80 per share. The 2008 Grant consisted of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA target for 2008. The Company initially commenced recognizing compensation expense over the vesting period of 20 months.
In June 2008, the Compensation Committee of the Company’s Board of Directors determined that the full EBITDA target for the 2008 Grant would not be achieved. As a result, the 2008 Grant was modified whereby one-half of the outstanding options subject to the EBITDA performance criteria were deemed to have achieved the performance condition. The remaining one-half of these performance-based options (“PB 2008 Grant”) were modified on July 23, 2008 (see below) for EBITDA targets at Royal Wolf pertaining to the years ending June 30, 2009 (“2009”) and 2010 (“2010”). At that time, the Company reassessed and revalued these options and commenced recognizing the changes in stock-based compensation on a prospective basis. Total stock-based compensation expense of $561,000 related to the 2008 Grant has been recognized in the statement of operations through March 31, 2009, with a corresponding benefit to additional paid-in capital. As March 31, 2009, there remains $539,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.66 years. There have been 41,500 options cancelled or forfeited under the 2008 Grant and 329,000 options were outstanding at March 31, 2009. No options have been exercised and 43,000 options were exercisable under the 2008 Grant as of March 31, 2009.
On July 23, 2008 (“July 2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 198,500 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.35 per share. The July 2008 Grant consisted of the PB 2008 Grant (see above) totaling 118,500 options, 40,000 options with a vesting period of five years and 40,000 options that vest subject to a performance condition based on Royal Wolf achieving certain EBITDA targets for 2009 and 2010. The Company initially commenced recognizing compensation expense over the vesting periods of 2.17 years and 3.17 years for EBITDA targets in 2009 and 2010, respectively, pertaining to 79,250 options in each of those vesting periods. However, the Company has determined that it is not probable that the EBITDA target for 2009 will be achieved and has ceased recognizing stock-based compensation expense for those performance-based options. In addition, the Company has recorded a cumulative effect adjustment of $37,000 in the quarter ended March 31, 2009 to reverse compensation expense recognized prior to January 1, 2009 on those performance-based options. Total stock-based compensation expense of $62,000 related to the July 2008 Grant has been recognized in the statement of operations through March 31, 2009, with a corresponding benefit to additional paid-in capital. As of March 31, 2009, there remains $195,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.06 years. There have been 12,250 options cancelled or forfeited under the July 2008 Grant and 107,000 options were outstanding at March 31, 2009. No options have been exercised and no options were exercisable under the July 2008 Grant as of March 31, 2009.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On September 18, 2008 (“September 2008 Grant”), the Company granted options to the non-employee members of its Board of Directors to purchase 36,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.50 per share, with a vesting period of three years. Stock-based compensation expense of $21,000 related to these options has been recognized in the statements of operations through March 31, 2009, with a corresponding benefit to additional paid-in capital. As of March 31, 2009, there remains $99,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.47 years. There have been no options exercised, cancelled or forfeited under the September 2008 Grant, all 36,000 options were outstanding at March 31, 2009, and none were exercisable.
On October 1, 2008 (“October 2008 Grant”), the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 356,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date; or $6.40 per share. The October 2008 Grant consisted of 154,550 options with a vesting period of five years, 9,000 options with a vesting period of three years and 192,450 options that vest subject to performance conditions based on Pac-Van achieving a certain EBITDA target for 2009 and to-be-determined EBITDA targets for the subsequent four fiscal years . The Company commenced recognizing compensation expense over the vesting periods ranging from 1.92 years to 5.92 years pertaining to 38,490 options in each of those vesting periods. However, the Company has determined that it is not probable that the EBITDA target for 2009 will be achieved and has ceased recognizing stock-based compensation expense for those performance-based options. In addition, the Company has recorded a cumulative effect adjustment of $13,000 in the quarter ended March 31, 2009 to reverse compensation expense recognized prior to January 1, 2009 on those performance-based options. Total stock-based compensation expense of $74,000 related to the October 2008 Grant has been recognized in the statement of operations through March 31, 2009, with a corresponding benefit to additional paid-in capital. As of March 31, 2009, there remains $562,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 4.11 years. There have been no options exercised, cancelled or forfeited under the October 2008 Grant, 317,500 options were outstanding at March 31, 2009, and none were exercisable.
On December 11, 2008 (“December 2008 Grant”), the Company granted options to a non-employee member of its Board of Directors to purchase 9,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.78 per share, with a vesting period of three years. Stock-based compensation expense of $1,000 related to these options has been recognized in the statements of operations through March 31, 2009 and, as of that date, there remains $9,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.75 years. There have been no options exercised, cancelled or forfeited under the December 2008 Grant, all 9,000 options were outstanding at March 31, 2009, and none were exercisable.
On January 27, 2009 (“January 2009 Grant”), the Company granted options to certain key employees of Royal Wolf and Pac-Van to purchase 4,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.94 per share, with a vesting period of five years. Stock-based compensation expense of under $1,000 related to these options has been recognized in the statements of operations through March 31, 2009 and, as of that date, there remained $5,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 4.75 years. There have been no options exercised, cancelled or forfeited under the January 2009 Grant, all 4,000 options were outstanding at March 31, 2009, and none were exercisable.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2009, the Company’s market price for its common stock was at $1.00 per share, which is below the exercise prices of all of the outstanding stock options.
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
The weighted-average fair value of the stock options granted was $3.06, $3.75, $3.94, $2.74, $3.31, $3.22, $1.06 and $1.20 per option for the 2006 Grant, 2007 Grant, 2008 Grant, July 2008 Grant, September 2008 Grant, October 2008 Grant, December 2008 Grant and January 2009 Grant, respectively, determined by using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 4.8%, 3.27%, 3.01%, 3.77%, 3.08%, 3.29%, 1.99% and 1.99% (corresponding treasury bill rates) for the 2006 Grant, 2007 Grant, 2008 Grant, July 2008 Grant, September 2008 Grant, October 2008 Grant, December 2008 Grant and January 2009 Grant, respectively; an expected life of 7.5 years for all grants; an expected volatility of 26.5%, 31.1%, 35.83%, 41.78%, 43.12%, 41.78%, 57.13% and 59.85% for the 2006 Grant, 2007 Grant, 2008 Grant, July 2008 Grant, September 2008 Grant, October 2008 Grant, December 2008 Grant and January 2009 Grant, respectively; and no expected dividend.
Royal Wolf had an employee share option plan (“ESOP”) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months service at the grant date. The ESOP was terminated in the Predecessor Period 2008.
Note 8. Commitments and Contingencies
Operating Leases
The Company leases office equipment and other facilities under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at March 31, 2009 are payable as follows (in thousands):

Less than one year	$3,486
Between one and two years	2,546
Between two and three years	1,372
Between three and four years	990
Between four and five years	501
Thereafter	1,933

$10,828

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Put and Call Options
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital which provides that, at any time after September 13, 2009, Bison Capital may require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase price for the capital stock is, in essence, the greater of the following:
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
Also under the shareholders agreement, the Company has the option, at anytime prior to September 13, 2010, to cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to the Company for a purchase price equal to the product of 2.75 multiplied by Bison Capital’s cost in the GFN U.S. capital stock. Subsequent to September 13, 2010, the Company’s call option purchase price is similar to (i) and (ii) of the Bison Capital put option, except the EBITDA multiple is 8.75.
Preferred Supply Agreement
In connection with a Business Sale Agreement dated November 14, 2007 with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL (collectively “GE SeaCo”), Royal Wolf entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to Royal Wolf, and Royal Wolf has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.
Other Matters
In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers. Royal Wolf engaged the services of independent consultants in cooperation with the Australian government in testing ventilation improvements. In the fourth quarter of the year ended June 30, 2008 and in FY2009, the Company expensed $259,000 and $291,000, respectively, for containers that were affected by this matter. Management of the Company believes that the remediation of this matter has been resolved.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Cash Flows From Operating Activities and Supplemental Cash Flow Information
The following table provides a detail of cash flows from operating activities (in thousands):

	Predecessor	Successor
	Period from	Nine Months
	July 1 to	Ended
	September 13,	March 31,
	2007	2008	2009
		(Unaudited)
Cash flows from operating activities
Net income (loss)	$288	$3,553	$(5,762)

Adjustments to reconcile net income (loss) to cash flows from operating activities:

Loss (gain) on sales and disposals of property, plant and equipment	11	3	6
Unrealized foreign exchange loss (gain)	58	(376)	10,657
Unrealized loss (gain) on forward exchange contracts	72	393	(1,486)
Unrealized loss (gain) on interest rate swaps and options	90	(13)	2,826
Depreciation and amortization	653	4,834	11,161
Amortization of deferred financing costs	—	125	175
Accretion of interest	32	129	180
Share-based compensation expense	—	282	656
Contributed services	—	160	130
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	(226)	—
Deferred income taxes	180	2,281	(4,739)
Minority interest	—	354	(3,017)

Changes in operating assets and liabilities:
Trade and other receivables, net	1,090	(7,814)	3,549
Inventories	(3,822)	(10,016)	(855)
Prepaid expenses and other	—	(993)	549
Trade payables and accrued liabilities	5,642	827	(4,142)
Income taxes payable	—	(392)	(252)

Net cash provided (used) by operating activities	$4,294	$(6,889)	$9,636

Supplemental Cash Flow Information — Non-Cash Investing and Financing Activities
On October 1, 2008, the Company issued a subordinated promissory note of $1.5 million as part of the consideration for the Pac-Van acquisition (see Note 1).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, long-lived assets (consisting of lease fleet and property, plant and equipment) and operating income as attributed to its two geographic locations (in thousands):
Revenues from external customers:

	Quarter Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008		2009
		(Unaudited)
North America:
Sales	$—	$4,442	$—		$13,427
Leasing	—	11,415	—		23,843

	—	15,857	—		37,270

Asia-Pacific:
Sales	19,801	10,327	56,221	(a)	43,666
Leasing	8,849	8,271	22,539	(a)	27,773

	28,650	18,598	78,760	(a)	71,439

Total revenues	$28,650	$34,455	$78,760		$108,709

(a)	Includes sales and leasing revenues of $10,944 and $4,915, respectively, totaling $15,859, recognized by the Predecessor during the period July 1 to September 13, 2007.
Long-lived assets:

	June 30, 2008	March 31, 2009
		(Unaudited)
North America	$74	$116,921
Asia-Pacific	95,177	76,315

Total long-lived assets	$95,251	$193,236

Operating income (loss):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2008	2009	2008		2009
		(Unaudited)
North America	$(576)	$2,164	$(1,629)		$5,158
Asia Pacific	4,146	3,089	9,874	(a)	7,097

Total operating income	$3,570	$5,253	$8,245	(a)	$12,255

(a)	Includes operating income of $1,530 recognized by the Predecessor during the period July 1 to September 13, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 filed with the Securities and Exchange Commission (“SEC”); as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the definitive proxy materials filed with the SEC for the Special Meeting of Stockholders held on September 30, 2008. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
References in this Quarterly Report to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”).
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

On October 1, 2008, we completed our acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage container products in the United States. In addition to assuming Pac-Van’s long-term debt, we paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. The note and 1,133,333 shares of our restricted common stock will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, we and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009.
Business Overview
Our strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area. We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through 18 customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and 25 branch locations across 18 states in the United States. As of March 31, 2009, we had 228 and 202 employees and 29,717 and 11,726 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the nine months ended March 31, 2009 the mix was 53% sales and 47% leasing.
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
Mobile Offices and Portable Container Buildings. Also known as trailers or construction trailers, mobile offices are re-locatable units with aluminum or wood exteriors on wood (or steel) frames on a steel carriage fitted with axles, allowing for an assortment of “add-ons” to provide comfortable and convenient temporary space solutions. We also offer portable container buildings, ground level offices (“GLO”), or office containers, which are either modified or specifically-manufactured shipping containers that are used as mobile offices; and in-plant units, which are manufactured structures that provide self-contained office space with maximum design flexibility.
Mobile Storage
Storage Containers. Storage containers generally consist of used shipping containers that have been purchased and refurbished and provide a flexible, low cost alternative to warehousing, while offering greater security, convenience, and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.
Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.

Results of Operations
Quarter Ended March 31, 2009 (“QE FY 2009”) Compared to Quarter Ended March 31, 2008 (“QE FY 2008”)
The following compares our QE FY 2009 results of operations with our QE FY 2008 results of operations.
Revenues. Revenues totaled $34.5 million in QE FY 2009, representing an increase of $5.8 million, or 20.2%, from $28.7 million in QE FY 2008. The increase was primarily due to $15.8 million of revenues at Pac-Van, which we acquired on October 1, 2008, offset somewhat by a $10.0 million reduction, or 35%, in revenues in QE FY 2009 from QE FY 2008 at Royal Wolf.
Sales during QE FY 2009 amounted to $14.7 million compared to $19.8 million during QE FY 2008; representing a decrease of $5.1 million, or 25.8%. This decrease was primarily due to a decline at Royal Wolf of $9.5 million attributable to reduced sales from our retail operations at the CSCs of $0.4 million, a reduction in sales of $3.9 million in our national accounts group, or non-retail operations, and a $5.2 million reduction as a result of unfavorable foreign exchange rates. The $0.4 million decrease in our retail operations consisted of a decrease of $1.1 million due to lower unit sales, substantially offset by a $0.7 million increase due to higher prices. The $3.9 million decrease in our national accounts group operations consisted of $4.7 million due to lower unit sales, offset somewhat by an increase of $0.8 million due to higher pricing. The decrease in total sales was offset by $4.4 million in sales recognized at Pac-Van during QE FY 2009.
Leasing revenues during QE FY 2009 amounted to $19.7 million compared to $8.8 million during QE FY 2008, representing an increase of $10.9 million, or 123.9%. The increase was primarily due to leasing revenues recognized at Pac-Van of $11.4 million, which had an average utilization rate of 72.6% during QE FY 2009. However, leasing revenues at Royal Wolf decreased slightly by $0.5 million, or 5.7%, in QE FY 2009 from QE FY 2008. This was driven by unfavorable foreign exchange rates of $1.8 million; offset somewhat by an increase of $0.1 million due to growth in the average total number of units on lease per month in our portable container building business and an increase of $1.2 million due to growth in the average total number of units on lease per month in our storage container business, primarily as a result of five acquisitions in the Asia-Pacific area since March 2008. At Royal Wolf, average utilization in the retail operations was 73.5% during QE FY 2009, as compared to 80.3% during QE FY 2008; and average utilization in the national accounts group operations was 76.6% during QE FY 2009, as compared to 87.7% during QE FY 2008. Overall average utilization at Royal Wolf was 75.3% in QE FY 2009, as compared to 83.3% in QE FY 2008.
The average value of the U.S. dollar against the Australian dollar strengthened during QE FY 2009 as compared to QE FY 2008. The average currency exchange rate of one Australian dollar during QE FY 2008 was $0.90493 U.S. dollar compared to $0.66566 U.S. dollar during QE FY 2009. This fluctuation in foreign currency exchange rates resulted in a decrease to our sales and leasing revenues at Royal Wolf of $5.2 million and $1.8 million, respectively, during QE FY 2009 compared to QE FY 2008; representing 24.4% of total revenues in QE FY 2008.
Sales and leasing revenues represented 43% and 57%, respectively, of total revenues in QE FY 2009 and 69% and 31% of total revenues in QE FY 2008, respectively; the more favorable leasing revenue mix in QE FY 2009 resulting primarily from our acquisition of Pac-Van.
Cost of Sales. Cost of sales decreased by $4.0 million to $12.4 million during QE FY 2009 compared to $16.4 million during QE FY 2008. The decrease was primarily due to foreign exchange translation effect of $7.9 million; substantially offset by cost of sales incurred at Pac-Van of $3.2 million, as well as cost increases of $0.2 million in our national account group operations and $0.5 million in our retail operations in the Asia-Pacific area. Our gross profit percentage from sales revenues deteriorated during QE FY 2009 to approximately 16%, as compared to approximately 17% during QE FY 2008, as a result of price decreases and unfavorable product mix that resulted in a gross profit percentage of 11.8% in the Asia-Pacific area. This was substantially offset by the more favorable gross profit percentage of 27.0% at Pac-Van during QE FY 2009.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $6.5 million during QE FY 2009 to $13.0 million from $6.5 million during QE FY 2008. This increase in QE FY 2009 from QE FY 2008 was comprised of $8.5 million incurred at Pac-Van, offset somewhat by a $2.0 million decrease at Royal Wolf. The following table provides more detailed information about the Royal Wolf operating expenses of $3.9 million in QE FY 2009 as compared to $5.9 million in QE FY 2008:

	Quarter Ended March 31,
	2008	2009
	(in millions)
Salaries, wages and related	$3.3	$1.9
Share-based payments	—	0.1
Rent	0.1	0.1
CSC operating costs	1.1	0.8
Business promotion	0.2	0.2
Travel and meals	0.2	0.1
IT and telecommunications	0.2	0.2
Professional costs	0.4	0.2
Other	0.4	0.3

	$5.9	$3.9

Operating expenses at Royal Wolf decreased in QE FY 2009 from QE FY 2008 in absolute dollars and increased slightly as a percentage of revenues to 21.0% in QE FY 2009 from 20.6% in QE FY 2008; reflecting the effect of the lower revenues in QE FY 2009 versus QE FY 2008 and the effectively proportionate offset of decreased payroll-related expenses (as well as decreases in other operating expenses) as a result of personnel reductions at Royal Wolf. As a percentage of revenues, operating expenses at Pac-Van were approximately 53% during QE FY 2009. Overall, total operating expenses as a percentage of revenues were 37.7% in QE FY 2009, as compared to 22.6% in QE FY 2008.
Depreciation and Amortization. Depreciation and amortization increased by $1.6 million to $3.9 million during QE FY 2009 from $2.3 million during QE FY 2008. The increase was primarily due to adjustments to fair values of fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, as well as five other smaller acquisitions since March 2008. Depreciation and amortization at Pac-Van totaled $1.4 million during QE FY 2009.
Interest Expense. The increase in interest expense of $0.9 million in QE FY 2009 to $3.3 million, as compared to $2.4 million in QE FY 2008, was due primarily to the increase in total long-term debt, which was $80.0 million at March 31, 2008, and $191.3 million at March 31, 2009. The increase in total debt since QE FY 2008 was due primarily to our acquisition of Pac-Van and five other smaller acquisitions since March 2008, funded principally with borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”) and the secured senior subordinated notes issued to Bison Capital; as well as the assumption of the senior credit facility with a syndication of four financial institutions led by LaSalle National Association (“LaSalle”) and the senior subordinated secured note payable to SPV Capital funding, L.L.C. (“SPV”) in connection with our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar strengthened during QE FY 2009 as compared to QE FY 2008 and, in addition, the U.S. dollar strengthened against the Australian dollar from December 31, 2008 to March 31, 2009. The currency exchange rate of one Australian dollar at December 31, 2008 was $0.6907 U.S. dollar compared to $0.6835 U.S. dollar at March 31, 2009. In QE FY 2009, unrealized foreign exchange losses and unrealized losses on forward currency exchange contracts totaled $1.9 million.
Income Taxes. Our effective income tax rate (which resulted in an income tax benefit) increased to 35.0% during QE FY 2009 from the QE FY 2008 effective rate of 27.9%, primarily as a result of the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes.
Net Income. We had net income of $0.3 million during QE FY 2009, as compared to net income of $0.8 million during QE FY 2008, primarily as a result of the unfavorable impact of the foreign currency exchange losses and increased interest expense in QE FY 2009 versus QE FY 2008; offset somewhat by the operating profit from Pac-Van, which we acquired on October 1, 2008.

Nine Months Ended March 31, 2009 (“YTD FY 2009”) Compared to Nine Months Ended March 31, 2008 (“YTD FY 2008”)
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

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Nine Months Ended March 31,
	2007	2008	2008	2009
	(in thousands)
Revenues
Sales	$10,944	$45,277	$56,221	$57,093
Leasing	4,915	17,624	22,539	51,616

	15,859	62,901	78,760	108,709

Costs and expenses
Cost of sales	9,466	37,757	47,223	48,655
Leasing, selling and general expenses	4,210	13,595	17,805	36,638
Depreciation and amortization	653	4,834	5,487	11,161

Operating income	1,530	6,715	8,245	12,255

Interest income	14	1,194	1,208	244
Interest expense	(947)	(4,385)	(5,332)	(13,388)
Foreign currency exchange gain (loss) and other	(129)	2,220	2,091	(12,575)

	(1,062)	(971)	(2,033)	(25,719)

Income (loss) before provision for income taxes and minority interest	468	5,744	6,212	(13,464)

Provision (benefit) for income taxes	180	1,837	2,017	(4,685)

Minority interest	—	354	354	(3,017)

Net income (loss)	$288	$3,553	3,841	$(5,762)

Revenues. Revenues totaled $108.7 million in YTD FY 2009, an increase of $29.9 million, or 37.9%, from $78.8 million in YTD FY 2008. The increase was primarily due to $37.2 million of revenues at Pac-Van, which we acquired on October 1, 2008, offset somewhat by a $7.4 million decrease, or 9.4%, in revenues in YTD FY 2009 from YTD FY 2008 at Royal Wolf.
Sales during YTD FY 2009 amounted to $57.0 million compared to $56.2 million during YTD FY 2008; representing a slight increase of $0.8 million. The increase in total sales was primarily due to $13.4 million in sales recognized at Pac-Van during YTD FY 2009, which benefited by a single sale of $4.5 million in December 2008. This increase was substantially offset by a reduction in sales at Royal Wolf primarily due to $10.5 million as a result of unfavorable foreign exchange rates and decreased sales of $3.9 million in our national accounts group, or non-retail operations; offset somewhat by increased sales from our retail operations at the CSCs of $1.8 million. The $1.8 million increase in our retail operations consisted of $3.3 million from higher unit sales, offset somewhat by a $1.5 million reduction due to lower prices.

Leasing revenues during YTD FY 2009 amounted to $51.6 million compared to $22.5 million during YTD FY 2008, representing an increase of $29.1 million, or 129.3%. The increase was primarily due to leasing revenues recognized at Pac-Van of $23.8 million, which had a utilization rate of 72.8% at March 31, 2009. In addition, leasing revenues at Royal Wolf increased by $5.2 million, or 23.1%, in YTD FY 2009 from YTD FY 2008. This was driven by an increase of $1.2 million due to growth in the average total number of units on lease per month in our portable container building business and an increase of $7.5 million due to growth in the average total number of units on lease per month in our storage container business, primarily as a result of five acquisitions in the Asia-Pacific area since March 2008; offset somewhat by unfavorable foreign exchange rates of $3.5 million. At Royal Wolf, average utilization in the retail operations was 78.5% during YTD FY 2009, as compared to 82.8% during YTD FY 2008; and average utilization in the national accounts group operations was 76.3% during YTD FY 2009, as compared to 81.4% during YTD FY 2008. Overall average utilization at Royal Wolf was 77.4% in YTD FY 2009, as compared to 82.6% in YTD FY 2008.
The average value of the U.S. dollar against the Australian dollar strengthened during YTD FY 2009 as compared to YTD FY 2008. The average currency exchange rate of one Australian dollar during YTD FY 2008 was $0.88084 U.S. dollar compared to $0.74406 U.S. dollar during YTD FY 2009. This fluctuation in foreign currency exchange rates resulted in a decrease to our sales and leasing revenues at Royal Wolf of $10.5 million and $3.5 million, respectively, during YTD FY 2009 compared to YTD FY 2008; representing 17.8% of total revenues in YTD FY 2008.
Sales and leasing revenues represented 53% and 47% of total revenues in YTD FY 2009 and 71% and 29% of total revenues in YTD FY 2008, respectively; the more favorable leasing revenue mix in YTD FY 2009 resulting primarily from our acquisition of Pac-Van.
Cost of Sales. Cost of sales increased by $1.5 million to $48.7 million during YTD FY 2009 from $47.2 million during YTD FY 2008. The increase was primarily due to cost of sales incurred at Pac-Van of $10.0 million and cost increases of $2.9 million in our retail operations and $0.4 million in the national account group operations in the Asia-Pacific area; offset somewhat by foreign exchange translation effect of $11.8 million. Our gross profit percentage from sales revenues deteriorated during YTD FY 2009 to approximately 15% compared to approximately 16% during YTD FY 2008 as a result of price decreases and unfavorable product mix that resulted in a gross profit percentage of 11.4% in the Asia-Pacific area. This was offset by the more favorable gross profit percentage of 25.8% at Pac-Van during YTD FY 2009.
Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $18.8 million during YTD FY 2009 to $36.6 million from $17.8 million during YTD FY 2008. This increase included $17.5 million incurred at Pac-Van and an approximately $0.2 increase at GFN, which incurred $1.9 million during YTD FY 2009 as compared to $1.7 million in YTD FY 2008. The following table provides more detailed information about the Royal Wolf operating expenses of $17.3 million in YTD FY 2009 as compared to $16.2 million in YTD FY 2008:

	Nine Months Ended March 31,
	2008	2009
	(in millions)
Salaries, wages and related	$9.2	$9.0
Share-based payments	—	0.3
Rent	0.3	0.3
CSC operating costs	2.8	3.4
Business promotion	0.7	0.9
Travel and meals	0.7	0.7
IT and telecommunications	0.6	0.6
Professional costs	1.2	1.2
Other	0.7	0.9

	$16.2	$17.3

Operating expenses at Royal Wolf increased by $1.1 million, or 6.8%, in YTD FY 2009 from YTD FY 2008. As a percentage of revenues, it increased to 24.2% in YTD FY 2009 from 20.6% in YTD FY 2008; reflecting primarily the effect of the lower revenues at Royal Wolf in YTD FY 2009 from YTD 2008. As a percentage of revenues, operating expenses at Pac-Van were approximately 47% during YTD FY 2009. Overall, total operating expenses as a percentage of revenues were 33.7% in YTD FY 2009, as compared to 22.6% in YTD FY 2008.

Depreciation and Amortization. Depreciation and amortization increased by $5.7 million to $11.2 million during YTD FY 2009 from $5.5 million during YTD FY 2008. The increase was primarily due to adjustments to fair values of fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, as well as five other smaller acquisitions since March 2008. Depreciation and amortization at Pac-Van totaled $1.4 million during YTD FY 2009.
Interest Expense. The increase in interest expense of $8.1 million in YTD FY 2009 to $13.4 million, as compared to $5.3 million in YTD FY 2008, was due primarily to the increase in total long-term debt; which was $80.0 million at March 31, 2008 and $191.3 million at March 31, 2009, and an unrealized loss on interest rate swap and option contracts totaling $2.8 million. The increase in total debt since YTD FY 2008 was due primarily to our acquisition of Pac-Van and five other smaller acquisitions since March 2008, funded principally with borrowings under the senior credit facility with ANZ and the secured senior subordinated notes issued to Bison Capital; as well as the assumption of the senior credit facility with a syndication of four financial institutions led by LaSalle and the senior subordinated secured note payable to SPV in connection with our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar strengthened during YTD FY 2009 as compared to YTD FY 2008 and, in addition, the U.S. dollar strengthened against the Australian dollar from June 30, 2008 to March 31, 2009. The currency exchange rate of one Australian dollar at June 30, 2008 was $0.9615 U.S. dollar compared to $0.6835 U.S. dollar at March 31, 2009. In addition, we incurred a significant realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. In YTD FY 2009, unrealized and realized foreign exchange losses totaled $10.7 million and $3.4 million, respectively. These foreign exchange losses were somewhat offset in YTD FY 2009 by unrealized gains on forward currency exchange contracts, which totaled $1.5 million.
Income Taxes. Our effective income tax rate (which resulted in an income tax benefit) increased to 34.8% during YTD FY 2009 from the YTD FY 2008 effective rate of 32.5%, primarily as a result of the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes.
Net Income. We had a net loss of $5.8 million during YTD FY 2009, as compared to net income of $3.8 million during YTD FY 2008, primarily as a result of the unfavorable impact of the foreign currency exchange losses and increased interest expense YTD FY 2009 versus YTD FY 2008; offset somewhat by the operating profit from Pac-Van, which we acquired on October 1, 2008.
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

	Successor
	Quarter Ended March 31,
	2008	2009
	(in thousands)
Operating income	$3,570	$5,253
Add — depreciation and amortization	2,251	3,882

EBITDA	5,821	9,135
Add —
Share-based compensation expense	206	180

Adjusted EBITDA	$6,027	$9,315

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Nine Months Ended March 31,
	2007	2008	2008	2009
	(in thousands)
Operating income	$1,530	$6,715	$8,245	$12,255
Add — depreciation and amortization	653	4,834	5,487	11,161

EBITDA	2,183	11,549	13,732	23,416
Add —
Share-based compensation expense	—	282	282	656

Adjusted EBITDA	$2,183	$11,831	$14,014	$24,072

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

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Nine Months Ended March 31,
	2007	2008	2008	2009
	(in thousands)
Net cash provided (used) by operating activities	$4,294	$(6,889)	$(2,595)	$9,636

Net cash used by investing activities	$(3,078)	$(97,297)	$(100,375)	$(64,682)

Net cash provided (used) by financing activities	$(1,807)	$35,821	$34,014	$52,847

Operating activities. Our operations provided net cash flow of $9.6 million during YTD FY 2009, as compared to using net cash flow of $2.6 million during YTD FY 2008. The significant increase in operating cash flows of $12.2 million in YTD FY 2009 from YTD FY 2008 was, despite the net loss of $5.8 million, primarily due to non-cash adjustments of unrealized losses on foreign exchange and forward exchange contracts and interest rate swaps and options of $9.2 million and $2.8 million, respectively; as well as depreciation and amortization of $11.2 million. This compares to unrealized gains on foreign exchange and forward exchange contracts and interest rate swaps and options aggregating to $0.2 million and depreciation and amortization of $5.5 million in YTD FY 2008. These non-cash adjustments in YTD FY 2009 more than offset the other adjustments and uses of cash, including the realized foreign exchange losses of $3.4 million incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million.
Investing Activities. Net cash used by investing activities was $64.7 million for YTD FY 2009, as compared to $100.4 million for YTD FY 2008. In YTD FY 2008, cash of $91.0 million was used to acquire Royal Wolf and two other smaller acquisitions, while in YTD FY 2009 we used $45.9 million to acquire Pac-Van and $2.3 million for two other small acquisitions. Net capital expenditures for our lease fleet were $14.1 million in YTD FY 2009 and $8.9 million in YTD FY 2008. Purchases of property, plant and equipment were $2.5 million in YTD FY 2009 and were $0.3 million in YTD FY 2008. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which does not have a minimum purchase commitment, but does require us to purchase up to 5,000 containers if offered to us; and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a predetermined price or a minimum amount of goods or services in connection with any portion of our business. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.
Financing Activities. Net cash provided by financing activities was $52.8 million during YTD FY 2009, as compared to $34.0 million during YTD FY 2008. In YTD FY 2008, we used $2.4 million to fully repay the line of credit with Ronald Valenta, our Chief Executive Officer, and paid $6.4 million to our stockholders electing to convert their shares of common stock into cash. Net long-term borrowings, primarily under the ANZ senior credit facility and the Bison secured senior subordinated notes, totaled $25.4 million in YTD FY 2009, as compared to net borrowings of $37.7 million in YTD FY 2008. In addition, net proceeds received from the issuances of our common and preferred stock totaled $26.9 million in YTD FY 2009. These proceeds from our capital issuances and net borrowings were used together with cash flow generated from operations to primarily fund the acquisition of Pac-Van, as well as for two small acquisitions and the expansion of our lease fleet during YTD FY 2009.
Financial Condition
Inventories decreased from $20.7 million at March 31, 2008 to $19.8 million at March 31, 2009, despite the acquisitions of Pac-Van (which added $6.0 million in inventories at March 31, 2009) and our New Zealand operations. Trade receivables increased to $25.2 million at March 31, 2009 from $20.1 million at March 31, 2008; however, there has not been a significant deterioration in receivable aging. Effective asset management is a significant focus for us, particularly in this current economic environment, as we strive to reduce inventory levels and continue to apply appropriate credit and collection controls to maintain and enhance cash flow and profitability.
Property, plant and equipment increased from $4.6 million at March 31, 2008 to $9.8 million at March 31, 2009, primarily as a result of our acquisition of Pac-Van.
Our total lease fleet increased from $72.0 million at March 31, 2008 to $183.5 million at March 31, 2009, primarily due to our acquisition of Pac-Van and five other smaller acquisitions since March 2008. At March 31, 2009, we had 41,443 units (16,691 units in retail operations in Australia, 8,392 units in national account group operations in Australia, 4,634 units in New Zealand, which are considered retail; and 11,726 units in the United States) in our lease fleet, as compared to 24,271 units (14,921 units in retail operations and 9,350 units in national account group operations, all in Australia) at March 31, 2008. At those dates, 29,692 units (12,029 in retail operations in Australia, 5,800 in national account group operations in Australia, 3,677 units in New Zealand, which are considered retail; and 8,186 units in the United States) and 19,680 units (11,771 in retail operations and 7,909 in national account group operations, all in Australia) were on lease, respectively.
Intangible assets increased from $59.8 million at March 31, 2008 to $96.6 million at March 31, 2009, as a result of the purchase accounting adjustments in connection with our acquisition of Pac-Van and five other smaller acquisitions since March 2008.

Long-term debt, including current portion, increased from $80.0 million at March 31, 2008 to $191.3 million at March 31, 2009, primarily due to the acquisition of Pac-Van and five other smaller acquisitions since March 2008, and the expansion of our lease fleet. These acquisitions and capital expenditures were funded in large part by issuances of our common and preferred stock, borrowings on the ANZ senior credit facility and the issuance of a secured senior subordinated note to Bison Capital; as well as the assumption of the LaSalle senior credit facility and the senior subordinated note payable to SPV. Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our long-term debt.
We believe that available capital resources and cash flow expected to be provided by operations will be adequate in the foreseeable future to cover our working capital, debt service requirements and a certain portion of our planned capital expenditures, to the extent such items are known or are reasonably determinable, based on current business and market conditions. We expect to finance our capital expenditure requirements primarily under our ANZ and LaSalle senior credit facilities at Royal Wolf and Pac-Van, respectively. While activity has been curtailed in this area, we continually evaluate potential acquisitions and expect that any future acquisitions, particularly in the U.S., will be funded through cash flow provided by operations and by available borrowing capacity. We are also evaluating sources of additional capital and sources of funding that will enable us to exercise our call option for Bison Capital’s minority interest in GFN U.S. prior to September 2009 and to assist Royal Wolf in making a U.S.-denominated principal payment of $5.5 million due Bison Capital in June 2010. Reference is made to “Part II. Other Information — Item 1A. Risk Factors” for a discussion of the current global economic environment.
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
Seasonality
Although demand from certain specific customer segments can be seasonal, our operations as a whole are not seasonal to any significant extent. We experience a reduction in sales volumes at Royal Wolf during Australia’s summer holiday break from mid-December to the end of January, followed by February being a short working day month. However, this reduction in sales typically is counterbalanced by the increased lease revenues derived from the relocations industry, which experiences its seasonal peak of personnel relocations during this same summer holiday break. Demand from some of Pac-Van’s customers can be seasonal, such as in the construction industry, which tends to increase leasing activity in the first and fourth quarters; while customers in the retail industry tend to lease more units in the second quarter.
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
We lease and sell storage container products, modular buildings and mobile offices to our customers. Leases to customers are generally short-term, which qualify as operating leases. The aggregate lease payments are generally less than the purchase price of the equipment. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
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
For the issuances of stock options, we follow the fair value provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in the Company’s industry and a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.
We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We will test goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that no impairments related to goodwill and indefinite-lived intangible assets exist as of March 31, 2009.
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

A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination. No valuation allowance has been determined to be required as of March 31, 2009.
We have adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). For a discussion of the impact of the adoption of FIN 48, reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of March 31, 2009 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of March 31, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As widely reported, financial markets throughout the world have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions and unprecedented government support of financial institutions. These developments and the related general global economic downturn, including in the U.S. and Australia, has and may continue to adversely impact our business and financial condition. The current tightening of credit in financial markets and the general economic downturn has and may continue to adversely affect the ability of our customers and suppliers to obtain financing to perform their obligations to us. Though we are allocating more resources to collections and inventory control, continued tightening could negatively impact our ability to collect trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and in the event of continued contraction in container sales and leasing, could lead to a further build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian and New Zealand dollars could not only continue to significantly affect our results of operations through reported foreign exchange gains and losses on U.S.-denominated debt, but if the Australian and New Zealand dollars continue to weaken, it would result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
We are in compliance with our financial covenants under our senior credit facilities and senior subordinated notes. However, if the current environments in the U.S. and Australian economies continue to be weak or worsen, our ability to meet our covenant requirements may be impaired and may result in our seeking amendments or waivers of covenant compliance. While we believe our relationships with our senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them; including, among other things, demanding payment of outstanding borrowings. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.
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

Date: May 14, 2009	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.1	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009).

10.2	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350