Form 10-Q/A
period 2008-09-30
General Finance CORP
filed 2009-07-02
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
General Finance Corporation filed its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 with the Securities and Exchange Commission on November 12, 2008 (the “Original Filing”). The sole purpose of this Amendment No. 1 on Form 10-Q/A is to include certain introductory language specified in paragraph 4 of the certifications pursuant to SEC Rule 13a-14(a)/15-d-14(a) relating to establishing and maintaining internal control over financial reporting, which was unintentionally omitted in the Original Filing.  The certifications were filed as Exhibits 31.1 and 31.2.

Except as described above, there were no other changes made to the Original Filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 2, 2009	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer