Form 10-Q/A
period 2008-12-31
General Finance CORP
filed 2009-07-02
CIK 1342287

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

EXPLANATORY NOTE
General Finance Corporation filed its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2008 with the Securities and Exchange Commission on February 13, 2009 (the “Original Filing”). The sole purpose of this Amendment No. 1 on Form 10-Q/A is to include certain introductory language specified in paragraph 4 of the certifications pursuant to SEC Rule 13a-14(a)/15-d-14(a) relating to establishing and  maintaining internal control over financial reporting, which was unintentionally omitted in the Original Filing.  The certifications were filed as Exhibits 31.1 and 31.2.

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