Form 10-K
period 2009-06-30
General Finance CORP
filed 2009-09-28
CIK 1342287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32845
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	32-0163571 (I.R.S. Employer Identification No.)

39 East Union Street Pasadena, California 91103 (Address of Principal Executive Offices)	(626) 584-9722 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant	NASDAQ Global Market

Common Stock, $0.0001 par value	NASDAQ Global Market

Warrants to Purchase Common Stock	NASDAQ Global Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2008 was approximately $19,120,000 based on a closing price of $1.70 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
There were 17,826,052 shares of the Registrant’s Common Stock outstanding as of September 4, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION
2009 ANNUAL REPORT ON FORM 10-K

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
References to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”).
Background and Significant Acquisitions
We were incorporated in Delaware on October 14, 2005 in order to serve as a vehicle to effect a business combination with one or more operating businesses in the rental services and specialty finance sectors. From inception through September 13, 2007, we did not have any business or operations, and our activities were limited to raising capital in our initial public offering (the “IPO”) in April 2006, identifying an operating business to acquire and negotiating and entering into an agreement to acquire Royal Wolf.
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
All references to events or activities (other than equity-related) which occurred prior to the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to Royal Wolf, as the predecessor company (the “Predecessor”). All references to events or activities (other than equity-related) which occurred after the completion of the acquisition on September 13, 2007 (September 14 in Australia) relate to us, as the successor company (the “Successor”)
On October 1, 2008, we completed our acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage container products in the United States. In addition to assuming Pac-Van’s long-term debt, we paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. The note and 1,133,333 shares of our restricted common stock will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, we and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009.
Business Overview
The global economic downturn, particularly the recession experienced in the United States and Australia, is having a negative impact upon our business and we have responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending and curtail acquisition activity (see “ Item 1A. Risk Factors” for a discussion of the current global economic environment). While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through 18 customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and 26 branch locations across 18 states in the United States. As of June 30, 2009, we had 227 and 202 employees and 28,227 and 11,347 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the year ended June 30, 2009 the mix was 52% sales and 48% leasing.

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
Mobile Storage
Storage Containers. Storage containers generally consist of used shipping containers that have been purchased and refurbished and provide a flexible, low cost alternative to warehousing, while offering greater security, convenience, and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage trailers, also known as storage vans or dock-height trailers.
Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.
ROYAL WOLF
Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Royal Wolf leases and sells storage container products through its 24 (Customer Service Centers (“CSCs”) located in every state in Australia and in the North and South Islands of New Zealand. We believe Royal Wolf has the largest lease fleet of storage container products in Australia and New Zealand. Royal Wolf is the only portable container lease and sales company with CSCs in all major business centers in Australia and New Zealand and, as such, is the only storage container products company in Australia and New Zealand with a national infrastructure and work force. Royal Wolf has an experienced senior management team. Robert Allan, the chief executive officer of Royal Wolf, has 25 years of experience in the equipment leasing industry. The ten members of the senior management team of Royal Wolf have an average of over 14 years of experience in the equipment leasing industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.
Royal Wolf’s storage container products are used by a broad range of industries. Our storage container products provide secure, accessible temporary storage for a diverse client base of over 19,700 large and small customers who conduct business in industries that include mining, road and rail, construction, moving and storage, manufacturing, transportation, defense and in the support of small and medium-size entities (“SMEs”). Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods.
We are pursuing a long-term strategy focused on growing our leasing operations, generating strong internal growth and leveraging our infrastructure through acquisitions, as follows:
Focus on Mobile Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our storage container products as the container storage and portable container building industry is relatively underdeveloped in Australia and New Zealand. We believe the underdeveloped nature of the market presents significant growth opportunities for Royal Wolf. Although mobile storage, domestic freight movement and portable building applications are increasing, we believe many more uses for our storage container products are still to be developed. Royal Wolf’s market opportunity is to fully develop and service these applications.

Generate Strong Internal Growth. We define internal growth as an increase in lease revenues on a year-over-year basis at our CSCs in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of storage containers we lease from our existing branches to both new and repeat customers as well as changing the billing methodologies that are represented in the U.S. market, such as billing in advance, a 28-day billing cycle, fuel surcharges and a damage waiver program. Historically, we have been able to generate strong internal growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of mobile storage and differentiate our products from our competitors.
Leverage our Infrastructure through Acquisitions. Our branch network infrastructure covers a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing or acquired CSCs or adding new fleets allows us to more effectively leverage our infrastructure. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area. From September 2007 through June 2009, Royal Wolf completed six acquisitions:
•	In November 2007 we acquired substantially all of the assets of GE SeaCo Australia Pty Ltd. (“GeSeaco”) for $17.9 million. The acquisition added more than 6,300 containers to Royal Wolf’s fleet, of which 4,600 units are leased by approximately 200 mid-sized businesses and approximately 20 national accounts serving such industries as road and rail, moving and storage and logistics. Prior to the acquisition, we believe GE SeaCo was the third largest storage container lessor in Australia. GE SeaCo exited the domestic container leasing market in Australia through this transaction and the simultaneous sale of its tank container business. Royal Wolf assumed several depot and agency contracts, including a third party sales agreement for intermodal containers from the GE SeaCo international fleet.
•	In February 2008 we acquired the dry and refrigerated container assets of Container Hire and Sales (“CHS”), located south of Perth, Australia for $3.8 million. With this acquisition, Royal Wolf added 630 storage containers, of which approximately 570 units were leased in the mining dominated Western Australia marketplace. This acquisition ultimately consolidated with an existing CSC in the Bibra Lakes suburb, south of Perth.
•	On April 30, 2008 (May 1 in New Zealand), we acquired RWNZ Acquisition Co. Limited (“RWAC”) and its wholly owned subsidiary Royalwolf Trading New Zealand (“RWNZ”), believed to be the largest marketer and lessor of storage containers in New Zealand, for approximately $17.0 million. Through this acquisition Royal Wolf acquired more than 5,800 storage containers, of which approximately 5,000 storage containers were in the leasing fleet that are primarily delivered through five branches or customer service centers.
•	In June 2008, we acquired 162 storage containers from Container Hire & Storage Pty Ltd, d/b/a Tomago Self-Storage, in Tomago, New South Wales for approximately $427,000.
•	In July 2008, we acquired the business of NT Container Services for $1,028,000.
•	In October 2008, we purchased the business of Ace Container Services Pty Ltd for $741,000.
As a result of these acquisitions and organic growth, Royal Wolf’s lease fleet grew to over 28,000 units as of June 30, 2009.
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
The portable storage market, in which we operate, differs from the fixed self-storage market in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower costs. In contrast to fixed self-storage, the portable storage market is primarily used by businesses.

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
We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $153 million (AUS$190 million), with an estimated 60% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, rental revenue will account for an increasing proportion of the total revenue.
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
The mobile storage markets in Australia and New Zealand are highly fragmented. In most locations in Australia, Royal Wolf competes with several national and regional competitors, including Simply Containers, Cronos, Macfield and ANL CGM, as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, most are heavily reliant on monthly sales performance, have slowly growing rental fleets and have limited ability to transact larger deals. The New Zealand market is even more fragmented.
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

Competitor	Scope of Operations
Simply Containers	National
Macfield	Regional
Cronos	National
ANL CGM	National
Portable Container Buildings Market
The portable container buildings market in Australia was estimated to have generated revenue totaling $776 million (AUS$964 million) during the year ended June 30, 2006, of which approximately $460 million (AUS$571 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in March 2006. The portable buildings market consists of the following:
•	Engineering, construction and resources — approximately 50%.
•	Non-residential building construction — approximately 35%.
•	Recreation and holiday market — approximately 15%.

Within the engineering, construction and resources market, portable container buildings are used for site offices, toilet and shower facilities, and worker housing and temporary accommodation blocks. This market is influenced by trends in public and private sector spending on infrastructure, generally, and, particularly, mine development and road and pipeline construction.
Demand from the non-residential buildings market principally stems from the demand for work sheds, site offices, industrial garages and temporary warehousing.
We believe the recreation and holiday market is increasingly becoming an important source of demand, particularly for the supply of fitted out cabins to be used as rental accommodations and second homes on purchased blocks of land. Growth in demand has been driven by growth in disposable income and increased leisure time associated with an aging population.
We believe that the portable container buildings market will grow over the long-term term, driven in part by a cyclical expansion in the mining and construction markets. We believe that the advantages of containerized portable buildings over traditional portable buildings of transportability, security and flexibility are highly valued in the mining and construction markets. We believe these markets represent a significant growth opportunity for Royal Wolf.
In the portable container buildings markets, Royal Wolf competes with three or four other large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors include Coates, Atco, Ausco and Nomad. At present, Royal Wolf has a small presence in this market. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tends to inhibit new entrants. As Royal Wolf already has a national sale and distribution network, established supply channels and a strong profile in its target markets, many of the barriers to entry applicable to other new entrants are not applicable to it.
The following table lists Royal Wolf’s principal competitors in the Australian portable buildings market:

Competitor	Scope of Operations
Coates	National
Ausco	National
Nomad	National
Atco	National
Freight Container Market
Based upon internal analysis, Royal Wolf’s management team estimates that the freight container market in Australia generates approximately $30 million (AUS $37 million) in aggregate annual lease and sales revenues. The rate of growth in this industry has been slow compared with the portable container storage and portable container buildings market, which reflects the relative maturity of this industry. Although there is potential for growth in the freight container market as more road and rail carriers recognize the efficiencies of containerization, Royal Wolf’s present strategy is to maintain rather than grow its container fleet in this sector. Competitors include MacField, Cronos and Simply Containers.
The following table lists Royal Wolf’s principal competitors in the Australian freight container market:

Competitor	Scope of Operations
Macfield	National
Cronos	National
Simply Containers	National
ANL	National

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
The amount and percent of Royal Wolf’s total sales and leasing of mobile storage container revenues for the fiscal year ended June 30, 2009 were as follows ($ in millions):

Sales	$45.2	81%
Leasing	25.9	72%

Mobile storage containers in lease fleet	18,449	65%

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
The amount and percent of Royal Wolf’s total sales and leasing of portable container building revenues for the fiscal year ended June 30, 2009 were as follows ($ in millions):

Sales	$8.3	15%
Leasing	3.9	11%

Portable container buildings in lease fleet	1,758	6%

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

The amount and percent of Royal Wolf’s total sales and leasing of freight container revenues for the fiscal year ended June 30, 2009 were as follows ($ in millions):

Sales	$2.4	4%
Leasing	6.4	17%

Freight containers in lease fleet	8,020	29%

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
We maintain our steel containers on a regular basis by painting them on average once every three to five years, removing rust, and occasionally replacing the wooden floor or other parts. This periodic maintenance keeps the container in good condition and is designed to maintain the unit’s value and rental rates comparable to new units.
Product Procurement
Royal Wolf purchases marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe Royal Wolf is the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased is standard 20-foot and 40-foot units which Royal Wolf converts, refurbishes or customizes. Royal Wolf purchases new storage containers directly from container manufacturers.
Each of the following material suppliers was the source of five percent or more of Royal Wolf’s container purchases during the year ended June 30, 2009:

Suppliers	Type of Product Purchased	Percentage of Container Purchases

Nantong CIMC	New	29%
Dong Fang	New	9%
Singamas	New	8%
Eastern Container Alliance	New	7%

Royal Wolf purchases new storage container products under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though Royal Wolf is not dependent upon any one manufacturer in purchasing storage container products, the failure of one or more of its suppliers to timely deliver containers to Royal Wolf could adversely affect its operations. If these suppliers do not timely fill Royal Wolf’s purchase orders or do not properly manufacture the ordered products, Royal Wolf’s reputation and financial condition also could be harmed.
In connection with a Business Sale Agreement dated November 14, 2007 with GE SeaCo, Royal Wolf entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to Royal Wolf, and Royal Wolf has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012. Approximately 1,520 units were purchased under this contract during the year ended June 30, 2009.

Branch network
Royal Wolf leases and sells its storage container products from an Australia and New Zealand network of 24 CSCs, the largest branch network of any storage container company in Australia and New Zealand. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force.
A typical Royal Wolf CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and includes a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand.
The following map shows Royal Wolf’s existing CSC locations:
Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our six regional managers. Our regional managers, in turn, report to our CSC or retail manager. Performance based incentive bonuses are a portion of the compensation for the CSC, regional and branch managers.
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
Except for the Auckland, New Zealand self-storage and regional office site, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of between one month and 15 years, and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties. Reference is made to Item. 2 Properties for a more detailed description of our leased facilities.
Customers
Royal Wolf has a broad base of nearly 20,000 active customers, with only two customers constituting more than 2% of our annual revenue for the fiscal year ended June 30, 2009. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the disparity of Royal Wolf’s customer base reduces the business exposure to a significant downturn in any particular industry.

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
For the Fiscal Year Ended June 30, 2009
•	Temporary storage of excess inventory for the retail and wholesale industries; and
•	Offices, workshops or storerooms;
•	Portable work camps for the resources industry, including accommodations, ablution and kitchen containers;
•	Blast resistant containers for refineries;
•	Rapid deployment storage for the military, emergency services and disaster relief;
•	Low-cost accommodations for remote communities and caravan parks;
•	Farm storage for cattle feed, farm equipment, fertilizers and other items.
Sales and Marketing
Royal Wolf’s sales and marketing strategy is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages, internal advertising and SEO (search engine optimization) and print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is for Royal Wolf to be one of the suppliers that potential customers call.
Fleet Management
Royal Wolf regularly re-locates containers between its CSCs to meet peaks in regional demand and optimize inventory levels. Royal Wolf has close relationships with the national road and rail hauling companies that enable it to transport the majority of containers interstate at attractive rates.

Royal Wolf’s management information systems are instrumental to its fleet management and targeted marketing efforts. Fleet information is updated daily at the CSC level which provides management with on-line access to utilization, leasing and sale fleet unit levels and revenues by branch or geographic region.
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
Employees
As of June 30, 2009, Royal Wolf employed 227 full-time employees in the following major categories:

Senior and CSC management	28
Corporate staff	44
Sales and marketing	63
CSC operations and administration	92

None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.
PAC-VAN
Pac-Van competes in both the modular space and the mobile storage industries in the United States. Modular space includes mobile offices and modular buildings and involves the rental and sales of factory built structures delivered to and set-up on customer properties. Mobile storage generally includes providing customers with secure, temporary storage at their site locations. Both lines of business serve a broad range of industries, including construction, services, retail, manufacturing, transportation, utilities and government.
We are pursuing a long-term strategy focused on growing our leasing operations, diversifying our product offerings in storage containers and modular buildings, maintaining disciplined cost controls and completing accretive acquisitions.
Focus on Leasing Business. We focus on increasing our core leasing business because it generates predictable, recurring revenues and high profit margins. Pac-Van seeks to use its experienced management team to optimize leasing rates and lease fleet utilization in its 26 core markets. Pac-Van branch office systems permits it to shift its fleet of more than 11,000 units to branches where customer demand is greatest, and Pac-Van’s planning and sourcing expertise permits it to procure new product on an as needed basis.
Diversifying Our Product Offerings. We plan to continue to expand the size and breadth of our lease fleet as demand allows. We will emphasize expansion of our higher return products, particularly storage containers. In addition, we will continue to pursue the introduction of specialty storage and office products that can attain long lease durations and high leasing operating margins.
Disciplined Cost Controls. Pac-Van’s size permits it to more rapidly adjust to changing market conditions than many of its largest competitors. This size enables Pac-Van to quickly introduce storage container products demanded by customers, curtail capital expenditures and other spending and maintain more disciplined cost controls than competitors whose cost structures include manufacturing, large payrolls and large investments in outdated product classes, such as storage trailers.
Accretive Acquisitions. Pac-Van will continue to complete acquisitions that are accretive or offer other benefits such as expanded customer service or product offerings. Acquisitions, especially “tuck in” acquisitions also allow Pac-Van to leverage the fixed costs of its branch offices with additional lease fleet that deliver scale and increased profitability. In December 2008, Pac-Van purchased the business of Container Wholesalers for $499,000.

Industry Overview
Pac-Van primarily competes in the modular space industry in the United States. The Modular Building Institute, in its State of the Industry 2006 report, estimates that U.S. modular space industry dealers earned in excess of $3.0 billion of leasing and sales revenues in 2005. The industry has expanded rapidly over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown. We believe modular space delivers four core benefits: lower costs, flexibility, reusability and timely solutions. Modular buildings offer customers significant cost savings over permanent construction. Flexibility and reusability are the hallmarks of modular buildings. Modular products are not site specific and can be reutilized. It is not unusual to have modular buildings serve a wide variety of users during their life spans. We believe we are well-positioned to benefit from growth in the modular space industry.
Pac-Van also competes in the mobile storage industry. Mobile storage is used primarily by businesses for secure, temporary storage at the customer’s location. The mobile storage industry serves a broad range of other industries, including construction, services, retail, manufacturing, transportation, utilities and government.
Mobile storage offers customers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at a fixed-site self-storage facility by providing additional space for higher levels of inventory, equipment or other goods on an as-needed basis.
Although Pac-Van’s competition varies significantly by market, the modular space industry, in general, is highly competitive. Pac-Van competes primarily in terms of product availability and quality, customer service, and price. We believe that Pac-Van’s reputation for customer service and its ability to offer a wide selection of units suitable for various uses at competitive prices allows it to compete effectively. However, Pac-Van’s largest North American competitors, ModSpace, Williams-Scotsman, and Mobile Mini have greater market share or product availability in some markets and have greater financial resources and pricing flexibility than it. Other regional competitors include Acton Mobile, Vanguard Modular and Satellite Shelters.
The portable storage industry is highly fragmented, with numerous participants in local markets leasing and selling storage containers, storage trailers and other structures used for temporary storage. We believe that participants in Pac-Van’s industry compete on the basis of customer relationships, price, service, delivery speed and breadth and quality of equipment offered. In every area Pac-Van serves, Pac-Van competes with multiple local, regional, and national portable storage providers. Some of Pac-Van’s competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Pac-Van’s largest competitors in the storage container and storage trailer markets in the U.S. are Mobile Mini, Williams Scotsman, Allied Leasing, Haulaway, Eagle Leasing and National Trailer Storage.
Business Strengths
Pac-Van is a recognized provider of modular buildings, mobile offices and mobile storage products on a national, regional and local basis in the United States. We believe Pac-Van possesses the following strengths:
Extensive Geographic Coverage. With a lease fleet of over 11,000 units, Pac-Van is a national participant in the mobile and modular sectors of the portable services industry. Pac-Van’s branch offices serve 17 of the 50 largest Metropolitan Statistical Areas, or MSAs, in the United States. Pac-Van serves a diverse base of national, regional and local customers. The size of Pac-Van’s fleet also allows Pac-Van to offer a wide selection of products to its customers and to achieve purchasing efficiencies.
Diversified Customer Base. Pac-Van has established strong relationships with a diverse customer base in the U.S., ranging from large companies with a national presence to small local businesses. For the year ended June 30, 2009; which, for Pac-Van, would be for nine months since the date of acquisition (FY09), Pac-Van leased or sold its portable storage products to over 6,500 customers. In FY09, Pac-Van’s largest customer accounted for approximately 6% of its total revenues and Pac-Van’s top ten customers accounted for approximately 17% of its total revenues. We believe that the diversity of Pac-Van’s business limits, to some degree, a significant impact on it of changes in any given customer, geography or end market.

Focus On Customer Service and Support. Pac-Van’s operating infrastructure in the U.S. is designed to ensure that Pac-Van consistently meets or exceeds customer expectations by reacting quickly and effectively to satisfy their needs. On the national and regional level, Pac-Van’s administrative support services and scalable management information systems enhance its service by enabling Pac-Van to access real-time information on product availability, customer reservations, customer usage history and rates. We believe this focus on customer service attracts new and retains existing customers. In FY09, more than 79% of its lease and lease-related revenues were generated from customers who leased from Pac-Van in prior years.
Significant Cash Flow Generation and Discretionary Capital Expenditures. Pac-Van has consistently generated significant cash flow from operations by maintaining high utilization rates and increasing the yield of its lease fleet. During the last five years, Pac-Van has achieved stable annual yields on its lease fleet investment. A significant portion of Pac-Van’s capital expenditures are discretionary in nature, thus providing Pac-Van with the flexibility to readily adjust the amount that it spends based on its business needs and prevailing economic conditions.
High Quality Fleet. Pac-Van’s branches maintain their lease fleet to consistent quality standards. Maintenance is expensed as incurred and branch managers and operations staff are responsible for managing a maintenance program aimed at providing equipment to customers that meets or exceed customer expectations and industry standards.
Experienced Management Team. Pac-Van has an experienced and proven senior management team, with its seven most senior managers having worked at Pac-Van for an average of more than ten years. Pac-Van’s President, Theodore M. Mourouzis, joined Pac-Van in 1997 and the consistency of the senior management, corporate and branch management teams has been integral in developing and maintaining its high level of customer service, deploying technology to improve operational efficiencies and integrating acquisitions.
Products and Services
Pac-Van provides a broad range of products to meet the space needs of its customer base. These products include modular buildings, mobile offices and storage containers. The following provides a description of Pac-Van’s product lines:
Modular Buildings. Modular buildings are factory-built, portable structures generally consisting of two or more floors and are used in a wide variety of applications, ranging from schools to restaurants to medical offices. Ranging in size from 1,000 to more than 30,000 square feet, the company’s modular buildings are constructed in many sizes and are usually designed to satisfy unique customer requirements. Like mobile offices, Pac-Van procures modular buildings from an established network of manufacturing partners to meet state building requirements, and generally obtains multiple state codes for each unit. Modular buildings represent approximately 35% of Pac-Van’s lease fleet.
Mobile Offices. Sales and construction offices, also known as field offices are relocatable, single-unit structures primarily used for temporary office space. These units are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Standard construction office models range in size from approximately 160 square feet to 1,000 square feet, and are available in standard 8, 10, 12, and 14 foot widths, and include air conditioning and heating, lighting, plan tables, shelving, electrical wiring, phone jacks, and other features normally associated with basic office space. Sales offices range in size from 384 to 672 square feet and typically come in 12 foot widths. In addition to the basic amenities included in a field office, sales offices generally have wood siding, carpeting, high ceilings, custom windows, and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. GLOs are storage containers that have been modified to include office space with feature similar to those found in construction offices. Like storage containers, GLOs typically come in lengths of 20 feet and 40 feet. Some models combine both office and storage functions. All of Pac-Van’s mobile offices are built, or modified as with GLOs, by an established network of manufacturing partners to standard specification, which may vary depending on regional preferences. In addition, Pac-Van builds these units to meet state building code requirements and generally obtains multi- state codes enabling the company to move equipment among its branch network to meet changing demand and supply conditions. Mobile offices comprise approximately 58% of Pac-Van’s lease fleet.

Mobile Storage Equipment. Mobile storage equipment is generally classified into the following product groupings: storage containers, domestic storage containers and storage trailers. Storage containers vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers are steel units, which are generally eight feet wide and eight and one-half feet high, and are built to the ISO standards for carrying ocean cargo. Pac-Van purchases new and used storage containers. Domestic storage containers are generally eight or ten feet in width and come in lengths ranging from 40 to 53 feet. Storage trailers, which vary in size from 28 to 53 feet in length, have wheels and hitches and provide dock height storage. Mobile storage equipment comprises approximately 7% of Pac-Van’s lease fleet.
All of Pac-Van’s lease fleet carry signage reflecting the company’s brand, important to the ongoing branding and name recognition in marketing our products.
Delivery and Other Site Services. Pac-Van delivers and installs all three product lines directly to its customers’ premises. Installation services range from simple leveling for portable storage to complex seaming and joining for modular buildings. Pac-Van will also provide skirting and ramps as needed by the customer. Depending on the type of unit some states will also require tie downs and other features to secure the unit. Once a unit is on site at a customer location, Pac-Van’s site services include relocating the unit.
Ancillary Products and Services. In addition to leasing it core product line, Pac-Van provides ancillary products such as steps, furniture, portable toilets, security systems and other items to its customers for their use in connection with its equipment. Pac-Van also offers its lease customers a damage waiver program that protects them in case the leased unit is damaged. For customers who do not select the damage waiver program, Pac-Van bills them for the cost of any repairs.
Pac-Van complements its core leasing business by selling either existing rental fleet assets or assets purchased specifically for resale. In FY09, we estimate that nearly 23% of sales came from existing fleet units. The sale of these in-fleet units has historically been a cost-effective method of replenishing and upgrading its lease fleet. As with the leasing business, Pac-Van provides additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, Pac-Van provides not only the underlying equipment but also a full range of ancillary services, such as a foundation, specialty interior finishes, and landscaping, necessary to make the equipment fully operational for the customer.
Equipment Summary by number of units as of June 30, 2009:

Equipment Summary by dollar value as of June 30, 2009 (thousands):
Leasing. Leasing revenues are driven by average monthly rental rate, fleet size and utilization. Pac-Van monitors fleet utilization at each branch. For FY09, average fleet utilization was approximately 77%. While Pac-Van adjusts its pricing to respond to local competition in markets, we believe that it generally achieves a rental rate equal to or above that of competitors because of the quality of Pac-Van’s products and its high level of customer service. As part of leasing operations, Pac-Van sells used modular space units from its lease fleet at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of its lease agreements. Due in part to an active fleet maintenance program, Pac-Van’s units maintain a substantial portion of their initial value which includes the cost of the units as well as costs of significant improvements made to the units.
New Unit Sales. New unit sales include sales of newly-manufactured modular space units. Pac-Van does not generally purchase new units for resale until it has obtained firm purchase orders (which are generally non-cancelable) for such units. New modular space units are generally purchased more heavily in the late spring and summer months due to seasonal classroom and construction market requirements.
Delivery and Installation. Pac-Van provides delivery, site-work, installation and other services to its customers as part of its leasing and sales operations. Revenues from delivery, site-work and installation result from the transportation of units to a customer’s location, site-work required prior to installation and installation of the units which have been leased or sold. Typically units are placed on temporary foundations constructed by service technicians, and service personnel will also generally install ancillary products. Pac-Van also derives revenues from dismantling and transporting units upon lease expiration.
Product Procurement and Capital Expenditures
Pac-Van closely monitors fleet capital expenditures, which include fleet purchases and any improvement costs to existing units that may be capitalized. Generally, fleet purchases are controlled by field and corporate executives, and must pass fleet purchasing policy guidelines (which include ensuring that utilization rates and unrented units levels are reviewed for acceptability, that redeployment, refurbishment and conversion options have been considered and that specific returns on investment criteria have been evaluated). Pac-Van purchases modular and mobile office units through third-party suppliers. The top three suppliers of units for FY09 represented approximately 39% of all fleet purchases, and the top ten suppliers represented approximately 70% of all fleet purchases.
We can adjust capital expenditures to match business needs and prevailing economic conditions. Pac-Van does not generally enter into long-term purchase contracts with manufacturers and can modify its capital spending activities to correspond to market conditions. For example, gross fleet capital expenditures, prior to proceeds from sales of used units, for the nine months ended September 30, 2008 were approximately $16.1 million, but only $3.3 million for the nine months ended June 30, 2009. Purchases of delivery vehicles and yard equipment have averaged approximately $0.8 million for the nine months ended September 30, 2008 and June 30, 2009, respectively. This is the equivalent of “maintenance capital expenditures.”
We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as acquisition opportunities become available.

Branch Network
Pac-Van maintains a network of 26 branch offices throughout the United States. This network enables it to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental and lower freight costs which are typically paid by the customer. Pac-Van benefits because it is able to spread regional overhead and marketing costs over its infrastructure, redeploy units within its branch network to optimize utilization, provide optimum equipment levels for customer demand and offer profitable short-term leases which would not be profitable without a local market presence.
Branches are generally headed by a dedicated branch manager, and branch operations are led by three regional vice presidents who collectively average more than 10 years of experience with Pac-Van. We believe it is important to encourage employees to achieve specified revenue and profit levels and to provide a high level of service to customers. Regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance and, in some cases, sales commissions. Sales representatives compensation includes both base and commission elements.
Refurbishment and Maintenance of Fleet
Ongoing maintenance to Pac-Van’s lease fleet is performed on an as-needed basis and is intended to maintain the value of its units and keep them in lease-ready condition. Most of this maintenance on storage containers, storage trailers and mobile offices is primarily performed in-house. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Storage trailer maintenance may also include repairing or replacing brakes, lights, doors and tires. Brake repairs are typically outsourced. Maintenance requirements for offices tend to be more significant than for storage containers or storage trailers and may involve repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Major office repairs are sometimes outsourced. Whether performed by Pac-Van or a third party, the cost of maintenance and repair of Pac-Van’s lease fleet is included in leasing, selling, and general expenses and is expensed as incurred. We believe that Pac-Van’s maintenance program ensures a high quality fleet.
Customers
Pac-Van has established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietors. During FY09, Pac-Van provided its portable storage, mobile office and modular building products to a diversified base of approximately 6,500 national, regional and local companies in a variety of industries including, construction, industrial, manufacturing, education, service and government sectors. This distribution reflects both the strength of Pac-Van’s branch network and the many uses of its products.

In FY09, Pac-Van generated 64% of its revenues from leasing and 36% of its revenues from sales. Pac-Van’s largest leasing customer accounted for approximately 2% of total leasing revenues and its top ten customers accounted for approximately 9% of its total leasing revenues. The following chart shows the percentage of revenues generated by different industries in FY09:
Construction. Construction customers include a diverse group of contractors and subcontractors who work on both commercial and residential projects. We believe Pac-Van’s construction customer base is characterized by a wide variety of contractors and subcontractors, including general contractors, mechanical contractors, plumbers, electricians and roofers. Pac-Van’s revenues generated from the construction industry approximated 45% in FY09. Contractors typically use Pac-Van’s products to provide on-site office facilities and to securely store construction materials and supplies at construction sites. Nevertheless, we believe the majority of lease and lease-related revenue is derived from the commercial construction market. Demand from Pac-Van’s construction customers tends to be higher in the second and third quarters when the weather is warmer, particularly in the central and northern United States.
Services. Service customers include any health care entity that provides medical care or veterinary services, equipment leasing companies that sublease Pac-Van’s equipment, entertainment companies including those conducting sporting events, and religious institutions, other than for their classroom needs. These customers may use any or all of Pac-Van’s products and services.
Retail. Retail customers include both large national chains and small local stores. These customers typically lease storage containers and storage trailers to store excess inventory and supplies. Retail customers also use Pac-Van’s storage products during store remodeling or refurbishment. Demand from these customers can be seasonal and tends to peak during the winter holidays.
Industrial. Industrial and manufacturing customers include a broad array of manufacturers, including oil refineries, petrochemical refineries, carpet manufacturers, textile manufacturers and bottling companies. They generally lease storage containers and storage trailers to store both inventory and raw materials. They lease mobile offices and modular buildings for extra office space, cafeterias, changing rooms and other interior space needs.

Commercial. Commercial customers include a wide variety of businesses, usually businesses that sell services, but exclude businesses that have customers who shop at their location. These customers may use Pac-Van’s modular products as their place of business, Pac-Van’s mobile offices as supplemental office space and Pac-Van’s storage products to store their inventory, goods or supplies.
Government. Government customers include public schools, correctional institutions, fire departments as well as the U.S. military. These customers generally lease storage containers and storage trailers to safeguard materials used in their day-to-day operations and government projects. They also lease mobile offices and modular buildings for classrooms, training offices and general office space.
Education. Education customers include both public and private schools and day care facilities, and include classroom space for religious institutions. Pac-Van provides space to this customer group ranging from entire school facilities to supplemental classroom space to portable storage equipment for storing athletic gear.
Sales and Marketing
As of June 30, 2009, Pac-Van’s sales and marketing team consisted of 37 people. Members of Pac-Van’s sales group act as its primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Pac-Van’s marketing group is primarily responsible for coordinating direct mail, Internet marketing and other advertising campaigns, producing company literature, creating promotional sales tools and managing its sales management system. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers. Pac-Van’s marketing programs emphasize the cost-savings and convenience of using its products versus constructing temporary or permanent offices or storage facilities. Pac-Van markets its services through a number of promotional vehicles, including the Yellow Pages; prominent branding of its equipment, telemarketing, targeted mailings, trade shows and limited advertising in publications.
The development of Pac-Van’s marketing programs involves branch managers, regional vice presidents and senior management, all of whom participate in devising branch-by-branch marketing strategies, demand forecasts and its branch marketing budgets. Pac-Van’s branch managers, working with its corporate marketing team, determine the timing, content and target audience of direct mailings, specials and promotional offers, while the corporate office manages the marketing process itself to ensure the consistency of its message, achieve economies of scale and relieve its local branches of the administrative responsibility of running its marketing programs. Pac-Van believes that its approach to marketing is consistent with the local nature of its business and allows each branch to employ a customized marketing plan that fosters growth within its particular market.
Management Information Systems
Pac-Van’s management information systems are instrumental to its lease fleet management and targeted marketing efforts and allow management to monitor operations at branches on a daily, weekly, and monthly basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel. This provides management with on-line access to utilization, lease fleet unit levels and rental revenues by branch or geographic region. In addition, an electronic file for each unit showing its lease history and current location/status is maintained in the information system. Branch sales people utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.
Employees
As of June 30, 2009, Pac-Van had 202 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with our employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employees are grouped accordingly:

Senior and branch management	30
Corporate staff	21
Sales and marketing	37
Branch operations and administration	114

In addition, we have three full-time employees at our corporate office in Pasadena, California.

Regulatory Matters
We must comply with various federal, state and local laws and regulations in connection with our operations. We believe that we are in substantial compliance with these laws and regulations. In addition to compliance costs, we may incur costs related to alleged environmental damage associated with past or current properties owned or leased. We believe that our liability, if any, for any environmental remediation will not have a material adverse effect on our results of operations or financial condition. However, we cannot be certain that the discovery of currently unknown matters or conditions, new laws and regulations, or stricter interpretations of existing environmental laws will not have a material adverse effect on our business or operations in the future.
A portion of Pac-Van’s units are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. We believe that we have complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to modular space units. However, in certain states, the applicability of such statutes to its modular space units is not clear beyond doubt. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require compliance with such requirements, Pac-Van could be subject to additional costs, fees and taxes as well as administrative burdens in order to comply with such statutes and requirements. We do not believe the effect of such compliance will be material to our business, results of operations or financial condition.
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
Pac-Van owns a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space®.” Material trademarks are registered or are pending for registration in the U.S. Patent and Trademark Office. Registrations for such trademarks in the United States will last indefinitely as long as Pac-Van continues to use and maintain the trademarks and renew filings with the applicable governmental offices.
Available information
Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The internet website for Royal Wolf and Pac-Van is www.royalwolf.com.au and www.PacVan.com, respectively.
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) and are required to disclose certain material events in a Current Report on Form 8-K. The public may read and obtain a copy of any materials we file with the SEC through our Internet website noted above, which is hyperlinked to the SEC’s Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.
In addition, the public may read and obtain a copy of any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Executive Officers of the Registrant
The following information is provided as of June 30, 2009 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in Item 10 of this Annual Report on Form 10-K; which incorporates by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.
No family relationship exists between any executive officer.

Name	Age	Position
Charles E. Barrantes	57	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	42	General Counsel, Vice President & Secretary

Robert Allan	53	Chief Executive Officer, Royal Wolf

Theodore Mourouzis	46	President, Pac-Van, Inc.
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
Theodore Mourouzis has been President of Pac-Van, Inc. since August 2006. He previously served as its Chief Operating Officer since 1999 and as its Vice President of Finance from 1997 until 1999. Prior to his employment with Pac-Van, Mr. Mourouzis, among other things, was a controller for a 3M joint venture, served four years in management consulting with Deloitte & Touche (focusing in operations and business process consulting), and was president of a picture framing distributor and the chief financial officer of its holding company. He has an undergraduate degree from Stanford University (1985) and a Masters of Business Administration from The Wharton School of the University of Pennsylvania (1991).

Item 1A.	Risk Factors
In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating the Company. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in SAFE HARBOR STATEMENT before the beginning of Item 1.
Global economic conditions and market disruptions may adversely affect our business, financial condition and results of operations.
As widely reported, financial markets and economic conditions throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, unprecedented government support of financial institutions and increased needs for revenue and higher unemployment rates. These developments and the related general global economic downturn, including in the U.S. and Australia, has and may continue to adversely impact our business and financial condition, as well as the ability of our customers and suppliers to obtain financing to perform their obligations to us. Though we are strengthening our efforts to collections and inventory control, continued worsening of conditions could negatively impact our ability to collect trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and, in the event of continued contraction in container and modular unit sales and leasing, could lead to a further build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian and New Zealand dollars could not only continue to significantly affect our results of operations through reported foreign exchange gains and losses on U.S.-denominated debt, but if the Australian and New Zealand dollars weaken, it would result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
We are in compliance with our financial covenants under our senior credit facilities and senior subordinated notes. However, if the current environments in the U.S. and Australian economies continue to be weak or worsen, our ability to meet our covenant requirements may be impaired and may result in our seeking amendments or waivers of covenant compliance. While we believe our relationships with our senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them; including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital at reasonable rates, including through the issuance of our preferred stock, has been and may continue to be adversely affected by the current conditions in the financial markets. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.
We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
We operate with a significant amount of long-term debt, which is secured by all or substantially all of our assets, subject to variable interest rates and contain restrictive covenants.
As of June 30, 2009, we had outstanding approximately $200.3 million of indebtedness, primarily under our existing secured senior credit facilities and secured subordinated notes at Royal Wolf and Pac-Van. Reference is made to Notes 5 and 13 of Notes to Consolidated Financial Statements for further discussion of our long-term debt and obligations.
Our substantial indebtedness could have adverse consequences, such as:
•	require us to dedicate a substantial portion of our cash flow from operations at Royal Wolf and Pac-Van to payments on our indebtedness, which could reduce the availability of our cash flow to fund future working capital, capital expenditures, acquisitions and other general corporate purposes;
•	expose us to the risk of increased interest rates, as our borrowings on our secured senior credit facilities are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict us from making strategic acquisitions or pursuing business opportunities;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and
•	violating covenants in these agreements could have a material adverse effect on our business, financial condition and results of operations; including substantially increasing our cost of borrowing and restricting our future operations, if not cured or waived. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Accordingly, we may not be able to fully repay our debt obligations, if some or all of our debt obligations are accelerated upon an event of default.
Our senior credit and subordinated notes agreements also contain various restrictive covenants that limit the operations of our business. In particular, these agreements include covenants and restrictions relating to:
•	payments and distributions to GFN,

•	liens and sale-leaseback transactions,

•	loans and investments,

•	debt and hedging arrangements,

•	mergers, acquisitions and asset sales,

•	transactions with affiliates, and

•	changes in business activities.
Subsequent to July 1, 2011, we may be required to satisfy Bison Capital’s put option for Bison Capital’s 13.8% interest in GFN U.S.
We entered into a shareholders agreement with Bison Capital with respect to our 86.2% and Bison Capital’s 13.8% ownership interest in GFN U.S., which indirectly owns Royal Wolf. Under our shareholders agreement with Bison Capital, at any time after July 1, 2011, Bison Capital has the option to cause us to purchase from them all of its 13.8% outstanding capital stock of GFN U.S. If Bison Capital exercises its put option and we do not have the required cash readily available, we may be required to take certain actions, such as selling assets, seeking additional capital (including issuing GFN common stock), or reducing or delaying capital expenditures and acquisition activity, in order to obtain the necessary capital to satisfy the payment to Bison Capital. The satisfaction of this contingent obligation or any of these actions, particularly under unfavorable market conditions, could have a material adverse effect on our operations and financial condition. Reference is made to Note 10 of Notes to Consolidated Financial Statements for more information regarding the shareholders agreement with Bison Capital.
Our overall financial results will be affected by the relative value of the Australian dollar to the U.S. dollar and may be affected by other currencies with future acquisitions.
We purchase a portion of our lease fleet in Australia in U.S. dollars and have certain U.S. dollar-denominated debt at Royal Wolf, including the secured subordinated notes due Bison Capital and intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar not hedged could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In addition, a weakening in the Australian or New Zealand dollars could result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
A write-off of all or a part of our goodwill and intangibles would hurt our operating results and reduce our stockholders’ equity.
As a result of our acquisitions of Royal Wolf, Pac-Van and other smaller businesses, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and instead we review goodwill, as well as intangible assets, at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions, stock price, and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and stockholders’ equity. Reference is made to Note 2 of Notes to Consolidated Financial Statements for more information regarding goodwill and intangible assets.

Future acquisitions of businesses could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.
The global economic downturn discussed above is having a negative impact upon our business and we have responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending and curtail acquisition activity. While this is our approach for the foreseeable future, we intend to eventually commence pursuing additional acquisition opportunities in an effort to diversify our investments and/or grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the acquired business’s operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors.
In addition, the financing of any acquisition we complete could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and any equity interests in our company.
While part of our long-term business strategy is to acquire additional businesses, there is no assurance that we will be able to identify businesses that we can acquire upon terms we believe acceptable, or if such acquisitions require additional financing, that we could obtain such additional financing.
If we do seek to complete other acquisitions, we cannot ascertain the capital requirements for other future transactions. We cannot assure that, if required, additional financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular acquisition, we would be compelled to either restructure the transaction or abandon that particular acquisition. In addition, if we consummate a future acquisition, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may impact the continued development or growth of the target business.
Our long-term growth could strain our management resources.
Our future performance will depend in large part on our ability to manage our long-term planned growth that could strain our existing management, human and other resources. To successfully manage this growth, we must continue to add managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage employees. If we do not manage our growth effectively, it would adversely affect our future operating results.
Our long-term growth plan includes the expansion of operations into markets outside of the United States, Australia and New Zealand, including Asia/Pacific and European markets. Such international expansion may not prove successful, and may divert significant capital, resources and management’s time and attention and adversely affect our on-going operations.
To date, we have conducted all of our business within the United States, Australia and New Zealand. However, we have intentions to enter international markets, including the Asia/Pacific and European markets, in the future, which will require substantial amounts of management time and attention. Our products and overall marketing approach may not be accepted in other markets to the extent needed to make our international expansion profitable. In addition, the additional demands on management from these activities may detract from our efforts in the United States, Australian and New Zealand markets and adversely affect our operating results in these principal markets. Any international expansion will expose us to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and difficulties collecting accounts receivable.

To complete future business combinations, we may issue shares of our capital stock that would reduce the equity interest of our stockholders and could cause a change in control of our ownership, or incur debt, which could adversely affect our financial condition.
Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At June 30, 2009, there were 73,743,568 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options that may be issued under our 2006 Stock Option Plan).
If we seek to consummate future business combinations, we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete the other business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.
In addition, we may incur substantial debt to complete another business combination. The incurrence of debt could result in:
•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security instrument covenants restricting our ability to obtain such financing while the debt instrument is outstanding.
The price of our common stock may fluctuate significantly, which may make it difficult for stockholders to resell common stock when they want or at a price they find attractive.
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
We do not currently intend to pay dividends on our common stock, which may limit the return on your investment in us.
Except for payment of dividends on our preferred stock, we currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Our outstanding options and warrants may have an adverse effect on the market price of common stock and increase the difficulty of effecting future business combinations.
At June 30, 2009, we had outstanding options and warrants to purchase 6,332,380 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.
We may choose to redeem outstanding warrants at a time that is disadvantageous to our warrant holders.
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
Although we are required to (and intend to) use our best efforts to have an effective registration statement covering the issuance of the shares underlying the warrants issued in our initial public offering at the time that the warrant holders exercise their warrants, we cannot guarantee that a registration statement will be effective, in which case the warrant holders may not be able to exercise their warrants.
Holders of the warrants issued in our initial public offering will be able to receive shares upon exercise of the warrants only if (i) a current registration statement under the Securities Act of 1933 relating to the shares of common stock underlying the warrants is then effective and (ii) such shares are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have agreed in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain a current registration statement covering the shares underlying the warrants to the extent required by federal securities laws, and we intend to comply with such agreement, we cannot give assurance that we will be able to do so. In addition, some states may not permit us to register the shares issuable upon exercise of our warrants for sale. The value of the warrants will be greatly reduced if a registration statement covering the shares issuable upon the exercise of the warrants is not kept current or if the securities are not qualified, or exempt from qualification, in the states in which the holders of warrants reside. Holders of warrants who reside in jurisdictions in which the shares underlying the warrants are not qualified and in which there is no exemption will be unable to exercise their warrants and would either have to sell their warrants in the open market or allow them to expire unexercised. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to qualify the underlying securities for sale under all applicable state securities laws.
Significant Risks Related Primarily to Our Operations in the Asia-Pacific Area
Sales of storage container units constitute a significant portion of Royal Wolf’s revenues. Failure to continue to sell units at historic levels could adversely affect our financial results and our ability to grow.
Sales of storage units and related modification revenues constituted approximately 61% of Royal Wolf total revenues for the year ended June 30, 2009. Sales are strongly correlated with overall economic conditions, especially the natural resources sectors. Revenues from sales of storage units have a material impact on our financial results and our ability to service our debt. Further, the funding of the growth of the lease fleet is dependent upon the sales of storage container units to take advantage of business and growth opportunities available to it.

The failure of Royal Wolf to achieve its business strategy of increasing its leasing revenue could adversely affect the predictability of our quarterly earnings results and adversely affect our results of operations.
Historically, prior to the year ended June 30, 2009, sales generated approximately 70% of Royal Wolf’s revenue and leasing generated approximately 30% of Royal Wolf’s revenue. We are pursuing a strategy of increasing revenue generated from leasing operations. Revenues generated from sales can vary greatly from quarter to quarter, while revenue from leasing operations is more predictable and has better margins. If we are not successful in increasing the percentage of our revenues generated by our leasing operations, our results of operations may vary greatly quarter to quarter, and would therefore be less predictable. In addition, if we are not successful in increasing the percentage of our revenues from our leasing operations, our results of operations may be adversely affected.
General or localized economic downturns or weakness may adversely affect Royal Wolf’s customers, in particular those in the mining and moving and storage industries, which may reduce demand for Royal Wolf’s products and services which would negatively impact our future revenues and results of operations.
A significant portion of Royal Wolf’s revenues is derived from customers in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the mining, transport (road and rail) and construction industries, which aggregated approximately 45% of Royal Wolf’s revenues in the fiscal year ended June 30, 2009. Although we believe the variety of Royal Wolf’s products, the breadth of its customer base and its geographic diversity throughout Australia reduces its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Royal Wolf’s products and negatively impact our future revenues and results of operations.
Royal Wolf faces significant competition in the portable buildings industry and regional competition in the portable storage market. Royal Wolf also faces potentially significant competition from modular industry companies who have portable storage offerings, especially from several national competitors in Australia who have greater financial resources and pricing flexibility than Royal Wolf does. If Royal Wolf is unable to compete successfully in these industries, it could lose customers and our future revenues could decline.
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
Our customers lease our storage container products on primarily a month-to-month basis, and our results of operations could be adversely affected by a downturn in economic activity.
Should a significant number of Royal Wolf’s storage container products be returned by customers during a short period of time, Royal Wolf would have to lease to new customers a large supply of units at similar rates in order to maintain historic revenues from these operations. Royal Wolf’s failure to effectively lease to new customers a large influx of units returned by customers from leases could have a material adverse effect on our results of operations.
Failure to retain key personnel could adversely affect Royal Wolf’s operations and could impede our ability to execute our business plan and growth strategy.
Royal Wolf is managed largely by its existing officers, including Robert Allan, its Chief Executive Officer, and Peter McCann, its Chief Financial Officer. The continued success of Royal Wolf will depend largely on the efforts and abilities of these executive officers and certain other key employees. The members of the senior management team of Royal Wolf have substantial experience in the equipment leasing industry. These key employees have knowledge and an understanding of Royal Wolf and its industry that cannot be readily duplicated. Each of Messrs. Allan and McCann has an employment agreement which is terminable under certain circumstances upon notice to him. However, we do not have key-man insurance on any of these key personnel. The loss of any member of Royal Wolf’s senior management team could impair our ability to execute our business plan and growth strategy, cause a loss of customers, reduce revenues and adversely affect employee morale.
Failure by storage container suppliers to deliver storage container products to Royal Wolf could adversely affect its operations.
The failure of one or more storage container suppliers to deliver or timely deliver storage containers to Royal Wolf could harm its reputation with customers. If Royal Wolf is unable to fulfill customer orders due to delivery failures by its suppliers, Royal Wolf’s results of operations could be harmed.

Significant Risks Related to Primarily Our Business and Operations in the United States
General or localized economic downturns or weakness may adversely affect Pac-Van’s customers, in particular those in the construction industry, which may reduce demand for Pac-Van’s products and services and negatively impact our future revenues and results of operations.
A significant portion of Pac-Van’s revenues is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the construction industry, which constituted over 40% of Pac-Van’s revenues for the year ended June 30, 2009. Although the variety of Pac-Van’s products, the breadth of its customer base and its geographic diversity throughout the United States limits its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Pac-Van’s products, especially in the construction industry, and negatively impact our future revenues and results of operations.
Pac-Van faces significant competition in the modular buildings and portable storage industries. Pac-Van also faces potentially significant competition from modular buildings companies who have portable storage product offerings, especially from several national competitors in the United States who have greater financial resources and pricing flexibility than Pac-Van does. If Pac-Van is unable to compete successfully, it could lose customers and our future revenues could decline.
Although Pac-Van’s competition varies significantly by market, the modular buildings markets in which Pac-Van competes are dominated by two large participants and are highly competitive. In addition, Pac-Van competes with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular building industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings are less leveraged than Pac-Van, and have greater financial resources and pricing flexibility than Pac-Van does. If they focus on portable storage, Pac-Van could lose customers and our future revenues could decline. If Pac-Van is unable to compete successfully, it could lose customers and our future revenues could decline.
Because Pac-Van has depended to a large extent on the success of its leasing operations, the failure of Pac-Van to effectively and quickly remarket lease units that are returned could materially and adversely affect our results of operations.
The current economic recession in the U.S. has reduced utilization rates at Pac-Van to levels at approximately 70%, but historically Pac-Van’s average monthly lease fleet utilization has averaged between 70% and 85%; with the typical lease term being for an average period of over twelve months. The high utilization rate and the length of the average lease have provided Pac-Van with a predictable revenue stream. However, if utilization rates continue to decline or should a significant number of Pac-Van’s lease units be returned during any short period of time, Pac-Van would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Pac-Van’s failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations.
Sales of modular buildings, mobile offices and storage units constitute a significant portion of Pac-Van’s revenues and the failure to continue to sell units at historic rates could adversely affect our ability to grow Pac-Van’s lease fleet.
Sales of modular buildings, mobile offices and storage units constituted approximately 36% of Pac-Van’s total revenues for the year ended June 30, 2009. Revenues from sales of modular buildings, mobile offices and storage units have been used to fund increases in the size of our lease fleet. As a result, the failure to continue to sell a significant number of units may adversely affect our ability to increase the size of Pac-Van’s lease fleet or to otherwise take advantage of business and growth opportunities available to it.
Governmental regulations could impose substantial costs and restrictions on Pac-Van’s operations that could harm our future results of operations.
Pac-Van is subject to various federal, state and local environmental, transportation, health and safety laws and regulations in connection with its operations. Any failure to comply with these laws or regulations could result in capital or operating expenditures or the imposition of severe penalties or restrictions on its operations. In addition, these laws and regulations could change in a manner that materially and adversely affects Pac-Van’s ability to conduct its business. More burdensome regulatory requirements in these or other areas may increase our general and administrative costs. If Pac-Van is unable to pass these increased costs on to its customers, our future operating results could be negatively impacted.

Significant increases in raw material costs could increase our operating costs significantly and harm our future results of operations.
Pac-Van purchases raw materials, including metals, lumber, siding and roofing and other products, to construct and modify modular buildings and to modify containers to its customers’ requirements. Pac-Van also maintains a truck fleet to deliver units to and return units from customers. During periods of rising prices for raw materials, especially oil and fuel for delivery vehicles, and in particular when the prices increase rapidly or to levels significantly higher than normal, Pac-Van may incur significant increases in operating costs and may not be able to pass price increases through to customers in a timely manner, which could harm our future results of operations.
Failure to retain key personnel could adversely affect Pac-Van’s operations and could impede our ability to execute our business plan and growth strategy.
Pac-Van is managed largely by its seven existing officers, including its President, Theodore M. Mourouzis. The continued success of Pac-Van will depend largely on the efforts and abilities of Mr. Mourouzis and these senior managers. These officers and employees have an understanding of Pac-Van and its industry that cannot be readily duplicated. Mr. Mourouzis has an employment agreement which is terminable under certain circumstances upon notice to or by him. The loss of any member of Pac-Van’s senior management team could impair our ability to execute our business plan and growth strategy, cause a loss of customers, reduce revenues and adversely affect employee morale.
Any failure of Pac-Van’s management information systems could disrupt our business and result in decreased rental or sale revenues and increased overhead costs, which could negatively impact our results of operations.
Pac-Van depends on its management information systems to actively manage its lease fleet, control new unit capital spending and provide fleet information, including leasing history, condition and availability of our units. These functions enhance Pac-Van’s ability to optimize fleet utilization, rentability and redeployment. The failure of Pac-Van’s management information systems to perform as we anticipate could disrupt its business and could result in, among other things, decreased leases or sales and increased overhead costs, which could negatively impact our results of operations.
Failure by Pac-Van’s manufacturers to sell and deliver products to Pac-Van in timely fashion may harm Pac-Van’s reputation and our financial condition.
Pac-Van currently purchases new modular buildings and components, mobile offices and storage container products directly from manufacturers. Although Pac-Van is not dependent on any one manufacturer and is able to purchase products from a variety of suppliers, the failure of one or more of its suppliers to timely manufacture and deliver storage containers to Pac-Van could adversely affect its operations. Pac-Van purchases new modular buildings and components, mobile offices and storage containers under purchase orders issued to various manufacturers, which the manufacturers may or may not accept or be able to fill. Pac-Van has no contracts with any supplier. If these suppliers do not timely fill Pac-Van’s purchase orders, or do not properly manufacture the ordered products, our reputation and financial condition also could be harmed.
Unionization by some or all of Pac-Van’s employees could cause increases in operating costs.
Pac-Van’s employees are not presently covered by collective bargaining agreements. Unions may attempt to organize Pac-Van’s employees in the future. We are unable to predict the outcome of any continuing or future efforts to organize Pac-Van’s employees, the terms of any future labor agreements, or the effect, if any, those agreements might have on our operations or financial performance.
Some zoning laws restrict the use of Pac-Van’s storage units and therefore limit its ability to offer its products in all markets.
Many of Pac-Van’s customers use Pac-Van’s storage units to store goods on their own properties. Local zoning laws in some of Pac-Van’s geographic markets prohibit customers from maintaining mobile offices or storage containers on their properties or require that mobile offices or storage containers be located out of sight from the street. If local zoning laws in one or more of Pac-Van’s geographic markets were to ban or restrict mobile offices or storage containers stored on customers’ sites, Pac-Van’s business in that market could suffer.

Item 1B. Unresolved Staff Comments
None.

Item 2.	Properties
We locate our Asia-Pacific branches (or CSCs) in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of mobile storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our branches maintain an inventory of mobile storage units available for lease, and some of our branches also provide storage of units under lease at the branch (“on-site storage”). Except for the Auckland, New Zealand self-storage and regional office site, the branch locations are leased. The following table shows information about our branches by geographic area (Australia and New Zealand). Several branches have multiple leases of adjoining or contiguous properties. We believe these properties are suitable and adequate for our needs.

		Year
Location	Functions/Uses	Established
Australia:
Adelaide	Leasing, on-site storage and sales	2007
Altona	Leasing, on-site storage and sales	2004
Brisbane	Leasing and sales	2005
Cairns	Leasing and sales	2004
Canberra	Leasing, on-site storage and sales	2007
Clayton	Leasing, on-site storage and sales	1997
Darwin	Leasing, on-site storage and sales	2004
Geraldton	Leasing, on-site storage and sales	2007
Gold Coast	Leasing and sales	2005
Gosford	Leasing and sales	2008
Hobart	Leasing and sales	2008
Hornsby	Head Office	2004
Newcastle	Leasing and sales	2001
Roselands	Leasing and sales	2005
Perth	Leasing and sales	2004
Sunshine	Leasing and sales	2005
Tomago	Leasing, on-site storage and sales	2008
Townsville	Leasing and sales	2005
Wollongong	Leasing and sales	2008
New Zealand:
Auckland-Ormiston Rd (owned)	Leasing, on-site storage and sales	2000
Auckland-East Tamaki	Leasing and sales	2005
Christchurch	Leasing and sales	2002
Hamilton	Leasing and sales
Silverdale/Albany	Leasing and sales	2008
Tauranga/Bay of Plenty	Leasing and sales	2009
Wellington	Leasing and sales	2007

We lease all of the locations in the U.S. Most of Pac-Van’s major leased properties have remaining lease terms of at least one year, and we believe that none of the individual branch locations is material to our operations. We also believe that satisfactory alternative properties could be found in all of our U.S. markets, if necessary. The Pac-Van corporate office shares a leased property with the Indianapolis branch. The following table shows information about our branches in the U.S. under lease.

		Year
Location	Functions/Uses	Established
Atlanta, GA	Leasing & Sales	2008
Bakersfield, CA	Leasing & Sales	2008
Charleston, WV	Fleet Storage	2007
Charlotte, NC	Leasing & Sales	2005
Chicago, IL	Leasing & Sales	2005
Cincinnati, OH	Leasing & Sales	2008
Cleveland, OH	Leasing & Sales	2008
Columbus, OH	Leasing & Sales	2005
Dallas, TX	Leasing & Sales	2008
Denver, CO	Leasing & Sales	2008
Elkhart, IN	Fleet Storage	2009
Fontana, CA	Leasing & Sales	2008
Indianapolis, IN	Leasing & Sales, Corp Office	1998
Jacksonville, FL	Leasing & Sales	2007
Kansas City, KS	Leasing & Sales	2000
Las Vegas, NV	Leasing & Sales	2006
Louisville, KY	Leasing & Sales	2006
Memphis, TN	Leasing & Sales	1999
Nashville, TN	Leasing & Sales	2001
Orlando, FL	Leasing & Sales	2006
Phoenix, AZ	Leasing & Sales	2009
Pittsburgh, PA	Leasing & Sales	2005
Salt Lake City, UT	Leasing & Sales	2008
St. Louis, MO	Leasing & Sales	2008
Toledo, OH	Leasing & Sales	2008
Trenton, NJ	Leasing & Sales	2009
We lease our corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our chief executive officer, who is also a member of the board of directors. The rent is $7,393 per month, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index.

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
No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Prices
Our units, common stock and warrants are listed on The NASDAQ Global Market (NASDAQ) under the symbols “GFNCU,” “GFN” and “GFNCW,” respectively. The following table sets forth for the periods indicated the range of high and low closing sales prices for the units, common stock and warrants:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
FY 2009:
Fourth Quarter	$3.80	$1.00	$2.16	$1.05	$0.34	$0.08
Third Quarter	3.12	0.92	2.50	0.85	0.13	0.02
Second Quarter	6.49	1.88	6.40	1.59	0.75	0.03
First Quarter	8.05	5.90	7.10	4.90	1.20	0.50

FY 2008:
Fourth Quarter	$9.05	$6.15	$7.54	$5.44	$1.90	$0.91
Third Quarter	12.15	8.50	9.05	7.00	3.24	1.55
Second Quarter	13.70	10.00	9.89	7.90	4.05	2.20
First Quarter	10.05	8.80	8.00	7.43	2.20	1.60

Record Holders
As of September 4, 2009, there were 14 stockholders of record of our common stock and one holder of record for each of our units and warrants. We believe that there are thousands of beneficial owners of our common stock, units and warrants.
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
Sales of Unregistered Securities
We are offering private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”), and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”), in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred stock and the Series B Preferred stock are referred to collectively as the “Cumulative Preferred Stock.”
On February 13, 2009 and April 1, 2009, we issued 23,900 shares and 1,000 shares of Series A Preferred Stock for total proceeds of $1,195,000 and $50,000, respectively; and on December 8, 2008 we issued 100 shares of Series B Preferred Stock for total proceeds of $100,000, in connection with a business combination.

The Cumulative Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at our option. Holders of the Cumulative Preferred Stock are entitled to receive, when declared by our Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October of each year and the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Cumulative Preferred Stock will have preference to holders of common stock; with the holders of the Series A Preferred Stock having preference over holders of the Series B Preferred Stock. We have agreed to register for public trading the Cumulative Preferred Stock no later than one year from issuance.
Equity Compensation Plan
The following table sets forth information concerning our only equity compensation plan, the 2006 Stock Option Plan, as of June 30, 2009:

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average exercise	compensation plans
	exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in column
Plan category	warrants and rights	rights	(a))
Equity compensation plans approved by security holders (1)	1,358,000	$7.39	1,142,000
Equity compensation plans not approved by security holders	—	—	—

Total	1,358,000	$7.39	1,142,000

Item 6.	Selected Financial Data
Our summary historical consolidated financial data set forth below as of and for the year ended June 30, 2009 and 2008 (as Successor) and the summary historical consolidated financial data for Royal Wolf (as our Predecessor) for the period from July 1 to September 13, 2007, and for the year ended June 30, 2007 was derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The summary consolidated financial data for Royal Wolf as of June 30, 2007 and as of and for the year ended June 30, 2006 and the six months ended June 30, 2005 was derived from the audited financial statements of Royal Wolf.
Consolidated Statement of Operations Information:

	Predecessor				Successor
	Six			Period from
	Months	Year Ended		July 1 to	Year Ended
	Ended	June 30,		September 13,	June 30,
	2005	2006	2007	2007	2008	2009

Sales	$13,563	$34,473	$52,929	$10,944	$68,029	$75,528
Leasing	7,224	15,921	21,483	4,915	27,547	70,932

	20,787	50,394	74,412	15,859	95,575	146,460

Operating income	560	2,412	4,672	1,530	8,373	14,058
Other income (expense), net	(662)	(2,626)	(3,870)	(1,062)	(1,785)	(25,177)

Income (loss) before provision for income taxes and minority interest	(102)	(214)	802	468	6,588	(11,119)
Net income (loss)	(177)	(428)	312	288	4,106	(3,717)

Net income (loss) per common share:
Basic					$0.40	$(0.22)
Diluted					0.39	(0.22)

Consolidated Balance Sheet Information:

	Predecessor			Successor
	June 30,
	2005	2006	2007	2008	2009
Trade and other receivables, net	$6,002	$7,451	$13,322	$18,327	$26,432
Inventories	3,066	5,460	5,472	21,084	22,511
Lease fleet, net	19,644	27,773	40,928	87,748	188,915
Total assets	35,930	47,903	68,788	207,861	358,696

Total current liabilities	8,997	16,580	20,859	25,362	49,254
Long-term debt and obligations, net	22,993	27,155	33,811	78,029	183,933
Stockholders’ equity	3,586	3,018	13,040	93,731	103,174

Selected Unaudited Quarterly Financial Data
The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2009 and June 30, 2008. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
	Successor
For the Fiscal Year Ended June 30, 2009:
Revenues	$31,653	$42,601	$34,455	$37,751
Gross profit	2,829	3,194	2,415	2,773
Operating income	1,727	5,275	5,253	1,803
Net income (loss)	(5,027)	(1,005)	270	2,045

Net income (loss) per common share:
Basic	$(0.36)	$(0.06)	$0.01	$0.11
Diluted	(0.36)	(0.06)	0.01	0.11

For the Fiscal Year Ended June 30, 2008 (a):
Revenues	$4,399	$29,852	$28,650	$32,675
Gross profit	331	3,744	3,445	2,834
Operating income (loss)	(111)	3,256	3,570	1,658
Net income	1,522	1,197	834	553

Net income per common share:
Basic	$0.15	$0.12	$0.09	$0.05
Diluted	0.12	0.09	0.08	0.05

(a)	Revenues, gross profit, operating income and net income of the Predecessor during the first quarter of the fiscal year ended June 30, 2008 for the period from July 1, 2007 to September 13, 2007 were $15,859, $1,478, $1,530 and $288, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
References in this Item. 7 to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”).
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

On September 13, 2007 (September 14 in Australia), we completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Royal Wolf is the leading provider in Australia and New Zealand of storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid by us in connection with the acquisition. We paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S.; and the issuance of a note to Bison Capital. As a result of this structure, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S, which through its indirect subsidiary GFN Finance owns all of the outstanding capital stock of Royal Wolf.
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
Business Overview
The global economic downturn and credit crisis, particularly the recession experienced in the United States and Australia, is having a negative impact upon our business and we have responded by making a determined effort to reduce personnel costs , capital expenditures, discretionary spending and curtail acquisition activity (see “Part II. Other Information — Item 1A. Risk Factors” for a discussion of the current global economic environment). We continuously monitor our performance and customer demand levels to find more efficiencies in all aspects of our business. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without effecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through 18 customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and 26 branch locations across 18 states in the United States. As of June 30, 2009, we had 227 and 202 employees and 28,227 and 11,347 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the year ended June 30, 2009 the mix was 52% sales and 48% leasing.
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
Results of Operations
Year Ended June 30, 2009 (“FY 2009”) Compared to Year Ended June 30, 2008 (“FY 2008”)
We had no business or operations prior to our acquisition of Royal Wolf on September 13, 2007. Comparisons of our results of operations for FY 2009 with FY 2008 therefore are not particularly meaningful. We believe a more meaningful comparison is the results of our operations for FY 2009 with the combined results of our operations and Royal Wolf during FY 2008. To assist in this comparison, the following table sets forth statements of operations for the following: (i) Royal Wolf, as Predecessor, for the period July 1, 2007 to September 13, 2007; (ii) the Company, as Successor, for FY 2008, which reflects the results of operations of Royal Wolf for the period September 14, 2007 through June 30, 2008; (iii) the combined results of operations of the Predecessor and the Successor for FY 2008; and (iii) the Company, as Successor, for FY 2009. The combined FY 2008 results do not reflect any adjustments for the purchase method of accounting in the Predecessor period and is presented for comparison purposes only.

	Predecessor	Successor	Combined	Successor
	Period from
	July 1 to
	September 13,	Year Ended June 30,
	2007	2008	2008	2009
	(in thousands)
Revenues
Sales	$10,944	$68,029	$78,973	$75,528
Leasing	4,915	27,547	32,462	70,932

	15,859	95,576	111,435	146,460

Costs and expenses
Cost of sales	9,466	57,675	67,141	64,317
Leasing, selling and general expenses	4,210	22,161	26,371	51,040
Depreciation and amortization	653	7,367	8,020	17,045

Operating income	1,530	8,373	9,903	14,058

Interest income	14	1,289	1,303	296
Interest expense	(947)	(6,888)	(7,835)	(16,161)
Foreign currency exchange gain (loss) and other	(129)	3,814	3,685	(9,312)

	(1,062)	(1,785)	(2,847)	(25,177)

Income (loss) before provision for income taxes and minority interest	468	6,588	7,056	(11,119)

Provision (benefit) for income taxes	180	2,034	2,214	(4,374)

Minority interest	—	448	448	(3,028)

Net income (loss)	$288	$4,106	4,394	$(3,717)

Revenues. Revenues totaled $146.4 million in FY 2009, an increase of $35.0 million, or 31.4%, from $111.4 million in FY 2008. The increase was primarily due to $54.4 million of revenues at Pac-Van, which we acquired on October 1, 2008, offset somewhat by a $19.4 million decrease, or 17.4%, in revenues in FY 2009 from FY 2008 at Royal Wolf.
Sales during FY 2009 amounted to $75.5 million compared to $79.0 million during FY 2008; representing a decrease of $3.5 million, or 4.4%. The decrease in total sales was primarily as a result of a reduction in sales at Royal Wolf of $23.1 million; due to a $14.0 million unfavorable foreign exchange rate effect and decreased sales of $6.7 million and $2.4 million in our national accounts group, or non-retail operations, and retail operations at the CSCs, respectively. The $2.4 million decrease in our retail operations consisted of an $11.0 million reduction due to lower prices, offset somewhat by $8.6 million from higher unit sales. The $6.7 million decrease in our national accounts group consisted of $11.6 million due to lower unit sales, offset somewhat by higher prices of $4.9 million. The decrease in sales at Royal wolf was substantially offset by $19.6 million in sales recognized at Pac-Van during FY 2009, which benefited by a single sale of $4.5 million in December 2008.
Leasing revenues during FY 2009 amounted to $70.9 million compared to $32.4 million during FY 2008, representing an increase of $38.5 million, or 118.8%. The increase was primarily due to leasing revenues recognized at Pac-Van of $34.8 million, which had a utilization rate of 72.2% at June 30, 2009. In addition, leasing revenues at Royal Wolf increased by $3.7 million, or 11.4%, in FY 2009 from FY 2008. This was driven by an increase of $3.8 million due to growth in the average pricing on lease per month ($3.3 million in our retail business and $0.5 million in our national accounts group) and an increase of $3.8 million due to growth in the average total number of units on lease per month ($3.6 million in our retail business and $0.2 million in our national accounts group); offset somewhat by an unfavorable foreign exchange rate effect of $3.9 million. At Royal Wolf, average utilization in the retail operations was 80.0% during FY 2009, as compared to 82.0% during FY 2008; and average utilization in the national accounts group operations was 63.0% during FY 2009, as compared to 81.1% during FY 2008. Overall average utilization at Royal Wolf was 75.6% in FY 2009, as compared to 81.9% in FY 2008.
The average value of the U.S. dollar against the Australian dollar strengthened during FY 2009 as compared to FY 2008. The average currency exchange rate of one Australian dollar during FY 2008 was $0.89646 U.S. dollar compared to $0.74803 U.S. dollar during FY 2009. This fluctuation in foreign currency exchange rates resulted in a decrease to our sales and leasing revenues at Royal Wolf of $14.0 million and $3.9 million, respectively, during FY 2009 compared to FY 2008; representing 16.1% of total revenues in FY 2008.
Sales and leasing revenues represented 52% and 48% of total revenues in FY 2009 and 71% and 29% of total revenues in FY 2008, respectively; the more favorable leasing revenue mix in FY 2009 resulting primarily from our acquisition of Pac-Van.
Cost of Sales. Cost of sales decreased by $2.8 million to $64.3 million during FY 2009 from $67.1 million during FY 2008. The decrease was primarily due to foreign exchange translation effect of $9.9 million and cost decreases of $1.8 million in our retail operations and $5.7 million in the national account group operations in the Asia-Pacific area; substantially offset by cost of sales incurred at Pac-Van of $14.6 million. Our gross profit percentage from sales revenues deteriorated during FY 2009 to approximately 14.8% compared to 15.1% during FY 2008 as a result of price decreases and unfavorable product mix that resulted in a gross profit percentage of 11.3% in the Asia-Pacific area. This was offset by the more favorable gross profit percentage of 25.5% at Pac-Van during FY 2009.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $24.6 million during FY 2009 to $51.0 million from $26.4 million during FY 2008. This increase included $24.9 million incurred at Pac-Van and an approximately $0.4 increase at GFN, which incurred $2.8 million during FY 2009 as compared to $2.4 million in FY 2008. The following table provides more detailed information about the Royal Wolf operating expenses of $23.3 million in FY 2009 as compared to $24.0 million in FY 2008:

	Year Ended June 30,
	2008	2009
	(in millions)
Salaries, wages and related	$13.1	$12.5
Share-based payments	0.3	0.4
Rent	0.4	0.4
CSC operating costs	5.0	4.5
Business promotion	1.1	1.2
Travel and meals	1.1	0.8
IT and telecommunications	0.8	0.8
Professional costs	1.9	1.6
Other	0.3	1.1

	$24.0	$23.3

Operating expenses at Royal Wolf decreased by $0.7 million, or 2.9%, in FY 2009 from FY 2008. As a percentage of revenues, it increased to 25.3% in FY 2009 from 21.5% in FY 2008; primarily as a result of the lower revenues at Royal Wolf in FY 2009 from FY 2008. The major decreases in leasing, selling and general expenses for FY 2009 were: (1) salaries and related payroll costs decreased as a result of staff reductions and lower bonuses, (2) less discretionary spending on retail business (“CSC operating costs”) including travel and meals, and (3) better control of our professional costs. As a percentage of revenues, operating expenses at Pac-Van were 45.8% during FY 2009. Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of FY 2009 sales to leasing revenue at 61% is higher than the 35% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets. Overall, total operating expenses as a percentage of revenues were 34.8% in FY 2009, as compared to 23.7% in FY 2008.
Depreciation and Amortization. Depreciation and amortization increased by $9.0 million to $17.0 million during FY 2009 from $8.0 million during FY 2008. The increase was primarily due to adjustments to fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, as well as three other smaller acquisitions since June 2008. Depreciation and amortization at Pac-Van totaled $5.7 million during FY 2009.
Interest Expense. The increase in interest expense of $8.4 million in FY 2009 to $16.2 million, as compared to $7.8 million in FY 2008, was due primarily to the increase in total long-term debt; which was $81.3 million at June 30, 2008 and $200.3 million at June 30, 2009, and an unrealized loss on interest rate swap and option contracts totaling $2.1 million. The increase in total debt since FY 2008 was due primarily to our acquisition of Pac-Van and three other smaller acquisitions since June 2008, funded principally with borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”) and the secured senior subordinated notes issued to Bison Capital; as well as the assumption of the senior credit facility with a syndication of four financial institutions led by LaSalle National Association, now Bank of America, N.A. (“BOA”), and the senior subordinated secured note payable to SPV Capital funding, L.L.C. (“SPV”) in connection with our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar strengthened during FY 2009 as compared to FY 2008 and, in addition, the U.S. dollar strengthened against the Australian dollar from June 30, 2008 to June 30, 2009. The currency exchange rate of one Australian dollar at June 30, 2008 was $0.9615 U.S. dollar compared to $0.8048 U.S. dollar at June 30, 2009. In addition, we incurred a significant realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. In FY 2009, unrealized and realized foreign exchange losses totaled $6.6 million and $2.8 million, respectively. These foreign exchange losses were somewhat offset in FY 2009 by unrealized gains on forward currency exchange contracts, which totaled $0.2 million.
Income Taxes. Our effective income tax rate (which resulted in an income tax benefit) increased to 39.3% during FY 2009 from the FY 2008 effective rate of 31.4%, primarily as a result of the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes, and the recognized benefit of Australian and U.S. net operating losses. As of June 30, 2009, we had a U.S. federal net operating loss carryforward of approximately $34.8 million, which expires if unused during fiscal years 2019 to 2029.

Net Income. We had a net loss of $3.7 million during FY 2009, as compared to net income of $4.4 million during FY 2008, primarily as a result of the unfavorable impact of the foreign currency exchange losses and increased interest expense FY 2009 versus FY 2008; offset somewhat by the operating profit from Pac-Van, which we acquired on October 1, 2008.
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
Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“GAAP”)
Earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA” and “adjusted EBITDA”) are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
EBITDA is a non-GAAP measure. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results.
EBITDA and adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and adjusted EBITDA only supplementally. The following table shows our EBITDA and adjusted EBITDA, and the reconciliation from operating income:

	Predecessor		Successor	Combined	Successor
	Year	Period from
	Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2008	2009

Operating income	$4,672	$1,530	$8,373	$9,903	$14,058
Add — depreciation and amortization	2,577	653	7,367	8,020	17,045

EBITDA	7,249	2,183	15,740	17,923	31,103
Add — Share-based compensation expense	3,689	—	509	509	902

Adjusted EBITDA	$10,938	$2,183	$16,249	$18,432	$32,005

Our business is capital intensive, so from an operating level, we focus primarily on adjusted EBITDA to measure our results. This measure eliminates the effect of financing transactions that we enter into and provides us with a means to track internally generated cash from which we can fund our interest expense and fleet growth objectives. In managing our business, we regularly compare our EBITDA margins on a monthly basis. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch (or CSC), because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because of our higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when, the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produces large increases in profitability. Conversely, absent significant growth in leasing revenues, the EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.

Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially independent of one another. Each have term debt and bank credit facilities that provide short term and long term funding and require compliance with various covenants. These covenants require them to, among other things; maintain certain levels of interest coverage, EBITDA, unit utilization rate and overall leverage. In addition, we have a $1.0 million credit facility and have certain obligations to Bison Capital and SPV in connection with its purchase of Royal Wolf and Pac Van, respectively.
The global economic downturn and credit crises have had and continue to have a significant adverse impact on our business operations, making compliance with the various loan covenants very challenging. In addition, our leverage has increased due to declining EBITDA and asset values. We have limited access to additional capital except on terms that may be viewed as onerous and expensive. While we have and continue to proactively manage our various loan agreements and believe we have satisfactory relationships with each lender, continued deterioration of the economies in which we operate could lead to a breach in one or more covenants and the lenders accelerating loan maturities.
During FY 2009, we began negotiations with our lenders to modify various covenants and extend maturities. These included our amending our senior credit facility with ANZ (see Note 13 of Notes to Consolidated Financial Statements) and our shareholders agreement with Bison Capital in GFN U.S. (see Note 10 of Notes to Consolidated Financial Statements). The effect of these amendments, among other things, was establishing financial covenants on the ANZ facility at less restrictive levels, as well as revising principal payment requirements, and deferring Bison Capital’s put option on their minority interest in GFN U.S. (through which we indirectly own Royal Wolf) to July 2011. Also, as a result of the ANZ credit facility amendment, we are required to pay the U.S.-denominated principal payment of $5.5 million due Bison Capital in July 2010 by a capital infusion from GFN.
Our required principal and other obligations payments (not including the invoice financing facility of $5.2 million and Bison Capital’s put option) for the next three years are as follows:

	Fiscal Year Ending June 30,
	2010	2011	2012 (a)
ANZ senior credit facility and other	$9,700	$9,500	$300
Bison Capital subordinated notes (first installment due in July 2010)	—	5,500	—
Holdback note (issued in connection with Pac-Van acquisition)	1,500	—	—

	$11,200	$15,000	$300

(a)	The Bison put option of a minimum of $12.9 million is effective on July 1, 2011.
We have three principal objectives with respect to our liquidity in the foreseeable future:
1. Reduce overall leverage in each operating entity by minimizing capital expenditures and using operating cash flow to pay interest and reduce debt.
2. Operate the businesses to meet all loan covenant requirements.
3. Generate sufficient capital, either through operations or external sources, including debt or equity, to meet loan maturities.
Depending on our operating performance, we believe we may require up to approximately $6.0 million of external financing during the fiscal year ending June 30, 2010 in achieving these objectives. There can be no assurance that we will be successful in raising additional capital or maintaining compliance with our loan covenants. We currently do not pay a dividend on common stock and anticipate using retained earnings to reduce debt for the foreseeable future.
Cash Flow for FY 2009 Compared to FY 2008
Our leasing business is capital intensive and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have very long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations, and to add to our breadth of product mix. Our operations have generated annual cash flow that exceeds our reported earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
Our principal source of capital for operations consists of funds available from the senior secured credit facility with ANZ and the senior secured credit facility led by BOA. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank and have outstanding senior subordinated notes with Bison Capital and SPV. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

		Predecessor	Successor	Combined	Successor
	Year	Period from
	Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2008	2009
Net cash provided by operating activities	$8,956	$4,294	$8,016	$12,310	$23,332

Net cash used by investing activities	$(21,914)	$(3,078)	$(120,484)	$(123,562)	$(38,793)

Net cash provided (used) by financing activities	$13,389	$(1,807)	$45,352	$43,545	$17,831

Operating activities. Our operations provided net cash flow of $23.3 million during FY 2009, as compared to using net cash flow of $12.3 million during FY 2008. The significant increase in operating cash flows of $11.0 million in FY 2009 from FY 2008 was, despite the net loss of $3.7 million, primarily due to non-cash adjustments of unrealized losses on foreign exchange and forward exchange contracts and interest rate swaps and options of $6.6 million and $2.1 million, respectively; as well as depreciation and amortization of $17.0 million. This compares to unrealized gains on foreign exchange and forward exchange contracts and interest rate swaps and options aggregating to $4.4 million and depreciation and amortization of $8.0 million in FY 2008. These non-cash adjustments in FY 2009 more than offset the other adjustments and uses of cash, including the realized foreign exchange losses of $2.8 million incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At June 30, 2009, we had a net deferred tax liability of $13.8 million.
Investing Activities. Net cash used by investing activities was $38.8 million for FY 2009, as compared to $123.6 million for FY 2008. In FY 2008, cash of $110.9 million was used to acquire Royal Wolf and four other smaller acquisitions, while in FY 2009 we used $21.0 million to acquire Pac-Van and three other small acquisitions (not including non-cash issuances of a promissory note and common and preferred stock totaling $27.2 million). Net capital expenditures for our lease fleet were $14.3 million in FY 2009 and $11.7 million in FY 2008. Purchases of property, plant and equipment were $3.5 million in FY 2009 and $0.7 million in FY 2008. In the current economic environment, we anticipate our near term investing activities will be primarily focused on acquiring lease fleet as those specific types of units are not in our fleet and are placed on-rent, technology and communication improvements for our telephone and computer systems and for delivery equipment whereby we would derive improved customer service levels and a cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which does not have a minimum purchase commitment, but does require us to purchase up to 5,000 containers if offered to us; and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services in connection with any portion of our business. Reference is made to Note 10 of Notes to Consolidated Financial Statements for a further discussion of our commitments and contingencies.
Financing Activities. Net cash provided by financing activities was $17.8 million during FY 2009, as compared to $43.5 million during FY 2008. In FY 2008, we used $2.4 million to fully repay the line of credit with Ronald Valenta, our Chief Executive Officer, and paid $6.4 million to our stockholders electing to convert their shares of common stock into cash. Net long-term borrowings, primarily under the ANZ senior credit facility and the Bison secured senior subordinated notes, totaled $16.4 million in FY 2009, as compared to net borrowings of $26.6 million in FY 2008. In addition, net proceeds received from the issuances of our preferred stock totaled $1.2 million in FY 2009; versus $26.0 million in FY 2008, of which $21.0 million was from our warrant exercise program initiated in May 2008. These proceeds from our capital issuances and net borrowings were used together with cash flow generated from operations to primarily fund the acquisition of Royal Wolf, Pac-Van, as well as for seven other small acquisitions, and the expansion of our lease fleet.
Financial Condition
Inventories increased from $21.1 million at June 30, 2008 to $22.5 million at June 30, 2009, primarily because of the acquisitions of Pac-Van (which added $9.2 million in inventories at June 30, 2009) and our New Zealand operations. Trade receivables increased to $26.4 million at June 30, 2009 from $18.3 million at June 30, 2008. Effective asset management is a significant focus for us, particularly in this current economic environment, as we strive to reduce inventory levels and continue to apply appropriate credit and collection controls to maintain and enhance cash flow and profitability.
Property, plant and equipment increased from $7.5 million at June 30, 2008 to $10.5 million at June 30, 2009, primarily as a result of our acquisition of Pac-Van.
Our total lease fleet increased from $87.7 million at June 30, 2008 to $188.9 million at June 30, 2009, primarily due to our acquisition of Pac-Van and three other smaller acquisitions since June 2008. At June 30, 2009, we had 39,574 units (15,534 units in retail operations in Australia, 8,190 units in national account group operations in Australia, 4,503 units in New Zealand, which are considered retail; and 11,347 units in the United States) in our lease fleet, as compared to 28,603 units (15,842 units in retail operations in Australia, 8,517 units in national account group operations in Australia and 4,244 units in New Zealand, which are considered retail) at June 30, 2008. At those dates, 27,825 units (11,106 units in retail operations in Australia, 5,145 units in national account group operations in Australia, 3,494 units in New Zealand, which are considered retail; and 8,080 units in the United States) and 23,000 units (12,616 units in retail operations in Australia, 6,773 units in national account group operations in Australia and 3,611 units in New Zealand, which are considered retail) were on lease, respectively.
Goodwill and intangible assets increased from a total of $66.4 million at June 30, 2008 to $104.0 million at June 30, 2009, as a result of the purchase accounting adjustments in connection with our acquisition of Pac-Van and five other smaller acquisitions since June 2008.
Long-term debt and obligations, including current portion, increased from $81.3 million at June 30, 2008 to $200.4 million at June 30, 2009, primarily due to the acquisition of Pac-Van and three other smaller acquisitions since June 2008, and the expansion of our lease fleet. These acquisitions and capital expenditures were funded in large part by issuances of our common and preferred stock, borrowings on the ANZ senior credit facility and the issuance of a secured senior subordinated note to Bison Capital; as well as the assumption of the BOA senior credit facility and the senior subordinated note payable to SPV. Reference is made to Notes 5 and 13 of Notes to Consolidated Financial Statements for further discussion of our long-term debt and obligations.

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

We account for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We will test goodwill annually for impairment or when events or circumstances indicate that there might be impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We have determined that no impairment provision related to goodwill was required to be recorded as of June 30, 2009.
Intangible assets include those with indefinite (trademark and trade name), and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. We have determined that an impairment related to the customer base acquired in the Pac-Van acquisition was required to be recorded as of June 30, 2009, as a result of changes in market conditions in the U.S. Therefore, in the fourth quarter of FY 2009, we, to be more in line with the expected revenue stream of the customer base, recorded the impairment by revising the method of amortization from a straight-line to an accelerated basis. The financial impact of the revision resulted in an impairment expense for FY 2009 of $689,000.
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
A valuation allowance is provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we will increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance will be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination. No valuation allowance has been determined to be required as of June 30, 2009.
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
Reference is made to Note 6 of Notes to Consolidated Financial Statements for a discussion of market risk related to interest rates and foreign exchanges.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm (Crowe Horwath LLP)	F-1

Report of Independent Registered Public Accounting Firm (Grobstein, Horwath & Company LLP)	F-2

Consolidated Balance Sheets as of June 30, 2008 and 2009 (Successor)	F-3

Consolidated Statements of Operations for the year ended June 30, 2007 (Predecessor), for the period from July 1 to September 13, 2007 (Predecessor) and for the years ended June 30, 2008 and 2009 (Successor)
F-4

Consolidated Statement of Stockholders’ Equity and Comprehensive Income for the period from October 14, 2005 (inception) to June 30, 2007, and for the years ended June 30, 2008 and 2009 (Successor)	F-5

Consolidated Statements of Cash Flows for the year ended June 30, 2007 (Predecessor), for the period from July 1 to September 13, 2007 (Predecessor) and for the years ended June 30, 2008 and 2009 (Successor)
F-6

Notes to Consolidated Financial Statements	F-7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of June 30, 2009 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of June 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Under the supervision of our principal executive and principal financial officers, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework , we concluded that our internal control over financial reporting was effective as of June 30, 2009.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

2.1
Deed of Variation No. 3 dated March 30, 2007, which amended and restated the Share Sale Deed dated September 12, 2006, by and among General Finance Corporation, GFN Australasia Finance Pty. Limited, Bison Capital Australia LP, and the shareholders of RWA Holdings Pty Limited and certain other parties. (incorporated by reference to Annex A to Registrant’s Preliminary Proxy Statement of Schedule 14A filed April 27, 2007).

2.2
Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of April 27, 2007 (incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-Q for the quarter ended June 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

4.1	Form of Unit Certificate (incorporated by reference to Exhibit 4.1 of Registrant’s Form S-1, File No. 333-129830).

4.2	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.3	Form of Warrant Certificate (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1, File No. 333-129830).

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

10.8
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

10.42	Letter of Offer effective July 3, 2008 among the Royal Wolf Australia Group and ANZ (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 3, 2008).

10.43	Amended and Restated Credit Agreement dated August 23, 2007 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.44	First Amendment to Amended and Restated Credit Agreement dated September 23, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.45	Second Amendment to Amended and Restated Credit Agreement dated September 24, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.46	Amended and Restated Investment Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.47	Amended and Restated Pledge Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.48	Amended and Restated Continuing Unconditional Guaranty dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

Exhibit
Number	Exhibit Description

10.49	Security Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.50	Continuing Unconditional Guaranty dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.51	Subordination and Intercreditor Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.52	Pledge Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.53	Subordinated Promissory Note dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.54	Stockholders Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.55	First Amendment to Employment Agreement dated July 22, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.56
Employment Agreement dated November 10, 2008 between General Finance Corporation and John Johnson 2006 (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.57
Letter of Offer dated as of December 17, 2008 among GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty, Ltd., Royal Wolf Trading Australia Pty Ltd., Royal Wolf Hi-Tech Pty Ltd. and Australia and New Zealand Banking Group Limited 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008).

10.58
Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.59	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009).

10.60	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009).

10.61	First Amendment to Stockholders Agreement dated March 31, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

10.62	Letter Agreement dated March 30, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

10.63
Variation Letter dated as of May 14, 2009 among Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd. and Australia and New Zealand Banking Group Limited (incorporated by reference to Registrant’s Form 8-K filed May 26, 2009).

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Grobstein, Horwath & Company LLP)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation
By:	/s/ Ronald F. Valenta
	Name:	Ronald F. Valenta
	Title:	Chief Executive Officer	September 28, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Director	September 28, 2009
(Principal Executive Officer)

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer	September 28, 2009
(Principal Accounting and Financial Officer)

/s/ Lawrence Glascott Lawrence Glascott	Chairman of the Board of Directors	September 28, 2009

/s/ David M. Connell David M. Connell	Director	September 28, 2009

/s/ Manuel Marrero Manuel Marrero	Director	September 28, 2009

/s/ James B. Roszak James B. Roszak	Director	September 28, 2009

/s/ Ronald L. Havner, Jr. Ronald L. Havner, Jr.	Director	September 28, 2009

/s/ Susan Harris Susan Harris	Director	September 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
General Finance Corporation
We have audited the accompanying consolidated balance sheet of General Finance Corporation and Subsidiaries as of June 30, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended June 30, 2009. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2009, and the consolidated results of its operations and its cash flows for the year ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Crowe Horwath LLP
Sherman Oaks, California
September 28, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
General Finance Corporation and Subsidiaries
We have audited the accompanying consolidated balance sheet of General Finance Corporation and Subsidiaries (the “Successor”) as of June 30, 2008, and the related consolidated statement of operations for the year ended June 30, 2008, consolidated statements of stockholders’ equity and comprehensive income (loss)  for the period since inception (October 14, 2005) to June 30, 2007 and for the year ended June 30, 2008, and consolidated statement of cash flows for the year ended June 30, 2008. We have also audited the accompanying consolidated statements of operations and cash flows of RWA Holding Pty Limited and Subsidiaries (the “Predecessor”) for the period from July 1, 2007 to September 13, 2007 and for the year ended June 30, 2007. These financial statements are the responsibility of the management of the Successor and Predecessor (collectively referred to as the “Companies”). Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements of the Successor referred to above present fairly, in all material respects, the consolidated financial position of General Finance Corporation and Subsidiaries as of June 30, 2008, and the consolidated results of their operations and cash flows for the year then ended and the changes in stockholders’ equity and comprehensive income (loss) for the period from inception (October 14, 2005) to June 30, 2007 and for the year ended June 30, 2008, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the consolidated financial statements of the Predecessor referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of RWA Holding Pty Limited and Subsidiaries for the period from July 1, 2007 to September 13, 2007 and for the year ended June 30, 2007 in conformity with accounting principles generally accepted in the Unites States.
/s/ Grobstein, Horwath & Company LLP
Sherman Oaks, California
September 13, 2008

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	Successor (Note 1)
	June 30,
	2008	2009
Assets
Cash and cash equivalents	$2,772	$3,346
Trade and other receivables, net of allowance for doubtful accounts of $485 and $2,092 at June 30, 2008 and 2009, respectively	18,327	26,432
Inventories	21,084	22,511
Prepaid expenses	2,094	1,883

Total current assets	44,277	54,172

Lease receivables	1,589	1,163
Property, plant and equipment, net	7,503	10,460
Lease fleet, net	87,748	188,915
Goodwill	31,721	73,917
Intangible assets, net	34,698	30,058
Other assets	325	11

Total non-current assets	163,584	304,524

Total assets	$207,861	$358,696

Current liabilities
Trade payables and accrued liabilities	$18,504	$24,422
Current portion of long-term debt and obligations	3,223	16,371
Unearned revenue and advance payments	2,930	8,461
Income taxes payable	705	—

Total current liabilities	25,362	49,254

Non-current liabilities
Long-term debt and obligations, net of current portion	78,029	183,933
Deferred tax liabilities	1,462	13,822
Employee benefits and other non-current liabilities	227	235

Total non-current liabilities	79,718	197,990

Commitments and contingencies (Note 10)	—	—

Minority interest	9,050	8,278

Stockholders’ equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 25,000 shares issued and outstanding (in series) at June 30, 2009 and stated at liquidation value ($1,386 total liquidation preference)	—	1,345
Common stock, $.0001 par value: 100,000,000 shares authorized; 13,826,052 and 17,826,052 shares outstanding at June 30, 2008 and 2009, respectively	1	2
Additional paid-in capital	81,688	105,314
Accumulated other comprehensive income (loss)	6,787	(4,963)
Retained earnings	5,255	1,476

Total stockholders’ equity	93,731	103,174

Total liabilities and stockholders’ equity	$207,861	$358,696

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Predecessor		Successor (Note 1)
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009

Revenues
Sales	$52,929	$10,944	$68,029	$75,528
Leasing	21,483	4,915	27,547	70,932

	74,412	15,859	95,576	146,460

Costs and expenses
Cost of sales	46,402	9,466	57,675	64,317
Leasing, selling and general expenses	20,761	4,210	22,161	51,040
Depreciation and amortization	2,577	653	7,367	17,045

Operating income	4,672	1,530	8,373	14,058

Interest income	413	14	1,289	296
Interest expense	(4,378)	(947)	(6,888)	(16,161)
Foreign currency exchange gain (loss) and other	95	(129)	3,814	(9,312)

	(3,870)	(1,062)	(1,785)	(25,177)

Income (loss) before provision for income taxes and minority interest	802	468	6,588	(11,119)

Provision (benefit) for income taxes	490	180	2,034	(4,374)

Minority interest	—	—	448	(3,028)

Net income (loss)	$312	$288	$4,106	$(3,717)

Net income (loss) per common share:
Basic			$0.40	$(0.22)
Diluted			0.39	(0.22)

Weighted average shares outstanding:
Basic			10,160,955	16,817,833
Diluted			10,485,397	16,817,833

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Successor (Note 1)
	Cumulative				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at October 14, 2005 (inception)	—	$—	—	$—	$—	$—	$—	$—
Sale of common stock to initial stockholder on October 14, 2005	—	—	1,875,000	—	250	—	—	250
Sale of warrants on April 10, 2006	—	—	—	—	700	—	—	700
Sale of 7,500 units and underwriters’ purchase option, net of underwriters’ discount and offering expenses on April 10, 2006	—	—	7,500,000	1	55,255	—	—	55,256
Sale of 1,125 units for over-allotment on April 13, 2006	—	—	1,125,000	—	8,320	—	—	8,320
Common stock subject to possible conversion	—	—	—	—	(12,858)	—	—	(12,858)
Share-based compensation during the development stag	—	—	—	—	110	—	—	110
Net income	—	—	—	—	—	—	1,149	1,149

Balance at June 30, 2007	—	—	10,500,000	1	51,777	—	1,149	52,927
Reversal of common stock subject to possible conversion	—	—	—	—	12,858	—	—	12,858
Conversion of common stock into cash	—	—	(809,901)	—	(6,042)	—	—	(6,042)
Issuance of warrant to secured subordinated promissory note holder	—	—	—	—	1,309	—	—	1,309
Exercise of warrants	—	—	4,135,953	—	21,044	—	—	21,044
Share-based compensation	—	—	—	—	509	—	—	509
Contributed services	—	—	—	—	233	—	—	233
Net income	—	—	—	—	—	—	4,106	4,106
Cumulative translation adjustment	—	—	—	—	—	6,787	—	6,787

Total comprehensive income								10,893

Balance at June 30, 2008	—	—	13,826,052	1	81,688	6,787	5,255	93,731
Issuance of common stock	—	—	4,000,000	1	25,599	—	—	25,600
Issuance of preferred stock	25,000	1,345	—	—	(9)	—	—	1,336
Share-based compensation	—	—	—	—	902	—	—	902
Contributed services	—	—	—	—	130	—	—	130
Adjustment of redemption value of minority interest put option	—	—	—	—	(2,996)	—	—	(2,996)
Cumulative dividends paid	—	—	—	—	—	—	(62)	(62)
Net loss	—	—	—	—	—	—	(3,717)	(3,717)
Cumulative translation adjustment	—	—	—	—	—	(11,750)	—	(11,750)

Total comprehensive loss								(15,467)

Balance at June 30, 2009	25,000	$1,345	17,826,052	$2	$105,314	$(4,963)	$1,476	$103,174

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Predecessor		Successor (Note 1)
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009
Cash flows from operating activities
Net income (loss)	$312	$288	$4,106	$(3,717)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss (gain) on sales and disposals of property, plant and equipment	(23)	11	71	7
Unrealized foreign exchange loss (gain)	(134)	58	(4,246)	6,616
Unrealized loss (gain) on forward exchange contracts	40	72	34	(157)
Unrealized loss (gain) on interest rate swaps and options	(174)	90	(377)	2,057
Depreciation and amortization	2,577	653	7,367	17,045
Amortization of deferred financing costs	—	—	216	256
Accretion of interest	340	32	189	240
Share-based compensation expense	336	—	509	902
Contributed services	—	—	233	130
Interest deferred for common stock subject to possible conversion, net of income tax effect	—	—	(226)	—
Deferred income taxes	489	180	1,492	(4,198)
Minority interest	—	—	448	(3,028)
Changes in operating assets and liabilities:
Trade and other receivables, net	(5,017)	1,090	(1,321)	5,659
Inventories	12,017	(3,822)	(7,162)	3,525
Prepaid expenses and other	12	—	1,776	442
Trade payables, accrued liabilities and other deferred credits	(1,869)	5,642	5,244	(2,125)
Income taxes payable	50	—	(337)	(322)

Net cash provided (used) by operating activities	8,956	4,294	8,016	23,332

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	101	28	16	134
Business acquisitions, net of cash acquired	(303)	—	(110,872)	(20,989)
Purchases of property, plant and equipment	(845)	—	(678)	(3,531)
Purchases of lease fleet	(20,350)	(3,106)	(8,560)	(14,300)
Purchases of intangible assets	(66)	—	(390)	(107)
Payment of deferred purchase consideration	(451)	—	—	—

Net cash used by investing activities	(21,914)	(3,078)	(120,484)	(38,793)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	(718)	(7,921)	(641)	241
Proceeds from long-term borrowings	5,361	1,124	25,447	16,416
Proceeds from issuances of capital	8,746	4,990	21,044	1,236
Cumulative dividends paid	—	—	—	(62)
Payments to converting stockholders, net	—	—	(6,426)	—
Minority interest capital contributions	—	—	8,278	—
Repayment of borrowings from related party	—	—	(2,350)	—

Net cash provided (used) by financing activities	13,389	(1,807)	45,352	17,831

Net increase (decrease) in cash	431	(591)	(67,116)	2,370

Cash and equivalents at beginning of period	567	886	68,277	2,772

The effect of foreign currency translation on cash	(112)	(5)	1,611	(1,796)

Cash and equivalents at end of period	$886	$290	$2,772	$3,346

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$1,497	$494	$6,199	$13,417
Income taxes	—	—	218	536
Non-cash investing and financing activities:
On October 1, 2008, the Company issued a subordinated promissory note of $1,500 and common stock of $25,600 as part of the consideration for the Pac-Van acquisition (see Note 1).
On December 8, 2008, the Company issued preferred stock of $100 as part of the consideration for the Container Wholesalers acquisition (see Note 4).
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
Acquisition of Royal Wolf
On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million, including deposits of $1,005,000 previously paid in connection with the acquisition. The Company paid the purchase price, less the deposits, by a combination of cash in the amount of $44.7 million plus the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S.; and the issuance of a note to Bison Capital. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S. GFN Finance, an indirect subsidiary of GFN U.S., owns all of the outstanding capital stock of Royal Wolf.
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
The total purchase consideration, including the Company’s transaction costs of approximately $1.7 million, has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of September 13, 2007, as follows (in thousands):

September 13, 2007
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$290
Trade and other receivables	11,212
Inventories	9,224
Lease receivables	2,008
Property, plant and equipment	4,346
Lease fleet	51,362
Trade payables and accrued liabilities	(18,705)
Long-term debt and obligations	(37,028)

Total net tangible assets acquired and liabilities assumed	22,709

Fair value of intangible assets acquired:
Customer lists	21,722
Non-compete agreement	3,139
Software and other (including deferred financing costs of $1,187)	1,521
Goodwill	23,057

Total intangible assets acquired	49,439

Total purchase consideration	$72,148

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
The Company, in addition to assuming Pac-Van’s long-term debt, paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. The note and 1,133,333 shares of the restricted common stock will secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, the Company and the stockholders of MOAC entered into a stockholders agreement which provided registration rights which may be exercised after June 30, 2009. In addition, in connection with the acquisition, the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 347,000 and 9,000 shares of common stock, respectively, at an exercise price equal to the closing market price of the Company’s common stock as of October 1, 2008, or $6.40.
The total purchase consideration, including the Company’s transaction costs of approximately $0.9 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of October 1, 2008, as follows (in thousands):

October 1, 2008
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$1,517
Trade and other receivables	15,035
Inventories	10,145
Prepaid expenses	398
Property, plant and equipment	3,473
Lease fleet	108,134
Other assets	—
Trade payables and accrued liabilities	(12,975)
Unearned revenue and advance payments	(7,414)
Long-term debt	(107,600)
Deferred income taxes	(17,405)

Total net tangible assets acquired and liabilities assumed	(6,692)

Fair value of intangible assets acquired:
Customer base	4,850
Trade name	2,200
Deferred financing costs	191
Goodwill	46,889

Total intangible assets acquired	54,130

Total purchase consideration	$47,438

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The accompanying consolidated statements of operations reflect the operating results of the Company following the dates of acquisitions of Royal Wolf and Pac-Van and do not reflect the operating results of Royal Wolf and Pac-Van prior to the acquisition dates, except for Royal Wolf as the Predecessor. The following unaudited pro forma information for the years ended June 30, 2008 and 2009 assume the acquisitions of Royal Wolf and Pac-Van occurred at the beginning of the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2008	2009
	(Unaudited)
Revenues	$166,400	$169,102
Net income (loss)	7,006	(2,937)

Pro forma net income (loss) per share:
Basic	$0.39	$(0.17)
Diluted	0.39	(0.17)

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisitions taken place on the dates noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for reduced interest income and increased interest expense, as well as increased depreciation and amortization expense as a result of the application of the purchase method of accounting.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.
References to “2007”, “2008”, “2009” and “Predecessor Period 2008” are to the years ended June 30, 2007, 2008, 2009 and for the period from July 1 to September 13, 2007, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Allowance for Doubtful Accounts and Credit Risks
Reference is made to Note 6 for a discussion of the Company’s allowance for doubtful accounts and credit risks.
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of inventory on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30,
	2008	2009
Finished goods	$18,795	$21,170
Work in progress	2,289	1,341

	$21,084	$22,511

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,
	Useful Life	2008	2009
Land	—	$1,749	$1,486
Building	40 years	271	230
Transportation and plant equipment (including capital lease assets)	3 — 10 years	5,489	9,010
Furniture, fixtures and office equipment	3 — 10 years	893	3,017

		8,402	13,743
Less accumulated depreciation and amortization		(899)	(3,283)

		$7,503	$10,460

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
Operating leases
Payments made under operating leases are expensed on the straight-line basis over the term of the lease, except where an alternative basis is more representative of the pattern of benefits to be derived from the leased property. Where leases have fixed rate increases, these increases are accrued and amortized over the entire lease period, yielding a constant periodic expense over the term of the lease.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Containers in the lease fleet are also available for sale. The cost of sales of a container in the lease fleet is recognized at the carrying amount at the date of sale.
In the fourth quarter of 2007, Royal Wolf revised the estimated useful life and residual value of its container for lease fleet. The financial impact of the revision resulted in depreciation expense for 2007 being $969,000 less than what it would have been if the previous useful life estimate had been applied.
Impairment of Long-Lived Assets
The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2008 and 2009.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with business acquisitions. The Company accounts for goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets be reviewed for impairment at least annually. The Company tests goodwill annually for impairment or when events or circumstances indicate that there might be impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company has determined that no impairment provision related to goodwill was required to be recorded at June 30, 2009. The change in the balance of goodwill is as follows (in thousands)

	June 30,
	2008	2009
Beginning of year	$—	$31,721
Acquired goodwill (including foreign translation effect)	31,721	42,196

End of year	$31,721	$73,917

Intangible Assets
Intangible assets consist of those with indefinite useful lives (trademark and trade name) and those with finite useful lives (primarily customer base and lists, non-compete agreements and deferred financing costs). Customer base and lists are amortized on an accelerated and straight-line basis, respectively, and non-compete agreements are amortized on a straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtain long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Intangible assets with finite useful lives consist of the following (in thousands):

	June 30,
	2008	2009
Trademark and trade name	$740	$2,940
Customer base and lists	29,364	29,485
Non-compete agreements	6,218	5,633
Deferred financing costs	1,947	2,019
Other	733	713

	39,002	40,790
Less accumulated amortization	(4,304)	(10,732)

	$34,698	$30,058

The Company reviews intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company has determined that impairment related to the customer base acquired in the Pac-Van acquisition (see Note 1) was required to be recorded as of June 30, 2009, as a result of changes in market conditions in the U.S. Therefore, in the fourth quarter of 2009, the Company, to be more in line with the expected revenue stream of the customer base, recorded this impairment by revising its method of amortization from a straight-line to an accelerated basis. The financial impact of the revision resulted in an impairment expense for 2009 of $689,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated future amortization of intangible assets with finite useful lives as of June 30, 2009 is as follows (in thousands):

Year Ending June 30,
2010	$5,724
2011	4,903
2012	4,537
2013	3,859
2014	1,847
Thereafter	6,248

$27,118

Subsequent expenditures
Subsequent expenditures on capitalized intangible assets are capitalized only when it increases the future economic benefits of the specific asset to which it relates. All other expenditures are expensed as incurred.
Defined Contribution Benefit Plan
Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in 2007, Predecessor Period 2008, 2008 and 2009 were $729,000, $180,000, $819,000 and $848,000, respectively.
Revenue Recognition
The Company leases and sells new and used portable storage containers, modular buildings and mobile offices to its customers, as well as providing other ancillary products and services. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured.
Revenue from sales of the lease fleet is generally recognized upon delivery and when collectability is reasonably assured. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs.
Unearned revenue includes end of lease services not yet performed by the Company (such as transport charges for the pick-up of a unit where the actual pick-up has not yet occurred as the unit is still leased), advance rentals and deposit payments.
Advertising
Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2008 and 2009, prepaid advertising costs were approximately $200,000 and $191,000, respectively. Advertising costs expensed were approximately $800,000, $200,000, $900,000 and $2,283,000 for 2007, Predecessor Period 2008, 2008 and 2009, respectively.
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
The Company files U.S. Federal tax returns, California franchise tax returns and Australian tax returns, and beginning in 2009 will also file in multiple other U.S. states. For U.S. Federal tax purposes, all periods subsequent to June 30, 2007 are subject to examination by the U.S. Internal Revenue Service (“IRS”). The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48 and does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income taxes.
Net Income per Common Share
Basic net income per common share is computed by dividing net income, less dividends declared (or accumulated) on cumulative preferred stock (Note 3), by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating net income per common share:

	Year Ended June 30,
	2008	2009
Basic	10,160,955	16,817,833
Assumed exercise of warrants	324,442	—
Assumed exercise of stock options	—	—

Diluted	10,485,397	16,817,833

In 2009, potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,430,380 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable, and relevant information for investors and other users of financial statements. SFAS No. 141R requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141R also requires that acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The two statements will be effective for the Company as of July 1, 2009. Management believes that the adoption of these statements would have a significant impact in the presentation of minority interest in the Company’s consolidated financial statements and could have a material effect on the Company’s results of operations or financial position for future periods, but it is still evaluating the impact these statements will have.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In November 2008, the FASB ratified EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF No. 08-7). EITF No. 08-7 applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, EITF No. 08-7 requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must be recognized at fair value in accordance with SFAS No. 141(R) and SFAS No. 157. This issue is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management believes the adoption of ETIF Issue No. 08-7 could have a material effect on the Company’s results of operations or financial position for future periods, but its effects will depend on the nature of future acquisitions completed by the Company.
In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (FSF FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Management does not believe the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales; and FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. Both FSPs are effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The adoption of these FSPs did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP FAS 141(R)-1 provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under SFAS No. 141 (revised 2007). This FSP is effective for contingent assets or liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. Management has not elected early adoption and is currently evaluating the impact that the adoption of this FSP may have on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The statement was effective for the Company during the interim and annual period ending June 30, 2009. The Company has evaluated subsequent events for potential recognition and/or disclosure through September 28, 2009, the date the consolidated financial statements included in this Annual Report on Form 10-K was issued. Reference is made to Note 13 for the Company’s disclosure of a subsequent event that that occurred after June 30, 2009 and through September 28, 2009.
Note 3. Initial Public Offering (“IPO”) and Other Equity Transactions
IPO
On April 10, 2006, the Company issued and sold 7,500,000 units (“Units”) in its IPO, and on April 13, 2006, the Company issued and sold an additional 1,125,000 Units that were subject to the underwriters’ over-allotment option. Each Unit consists of one share of common stock and one warrant. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $6.00 commencing at the later of the completion of a business combination with a target business or one year from the effective date of the IPO (April 5, 2007) and expiring on April 5, 2010 (“Warrants”), assuming there is an effective registration statement. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $11.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Warrant Exercise Program
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
Cumulative Preferred Stock
The Company is offering private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations (see Note 4).
The Series A Preferred stock and the Series B Preferred stock are referred to collectively as the “Cumulative Preferred Stock.”
Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of June 30, 2009, the Company had issued 24,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,245,000 and $100,000, respectively.
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
As of June 30, 2009, dividends paid or payable totaled $58,000 and $4,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends as ordinary income, capital or qualified for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code. No such characterization has been made by the Company as of June 30, 2009.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On December 8, 2008, the Company, through Pac-Van, purchased the business of Container Wholesalers for $499,000; including the issuance of 100 shares of Series B 8% Cumulative Preferred Stock (see Note 3). The total purchase price has been allocated to tangible and intangible assets acquired based on their estimated fair market values as of December 8, 2008.
Note 5. Long-Term Debt and Obligations
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is guaranteed and secured by assets of the Company’s Australian and New Zealand subsidiaries. Based upon the exchange rate of one Australian dollar to $0.80480 U.S. dollar and one New Zealand dollar to $0.80460 Australian dollar at June 30, 2009, the total credit facility limit is $91.3 million (AUS$101.0 million and NZ$15.5 million). The aggregate ANZ facility is comprised of various sub-facilities. The more significant of these sub-facilities include eight interchangeable loan facilities under which Royal Wolf may borrow up to the lesser of $59.5 million (AUS$74.0 million) or 80% of the orderly liquidation value, as defined, of its container fleet; a receivables financing facility of up to $9.7 million (AUS$12.0 million); a special finance line for acquisitions of $0.8 million (AUS$1.0 million); a multi-option facility for the lease financing of accommodation units of $4.5 million (AUS$5.6 million); and a separate bank guarantee facility for New Zealand of $10.0 million (NZ$15.5 million), which terminates in May 2010. The receivables financing facility bears interest at a variable rate equal to the bank bill swap reference rate, plus 1.65% per annum, and may not be terminated, except on default, prior to ANZ’s next review date of the facility. Four of the interchangeable loan facilities, totaling $48.9 million (AUS$60.8 million), mature in September 2012; three of the interchangeable loan facilities, totaling $5.8 million (AUS$7.2 million), $0.8 million (AU$1.0 million) and $0.8 million (AU$1.0 million), mature in April 2010, September 2010 and November 2010, respectively; and the remaining interchangeable loan facility of $3.2 million (AUS$4.0 million) may not be terminated, except on default, prior to ANZ’s next review date. The multi-option facility matures two years from the date of drawdown, but is unused at June 30, 2009. Loans on the interchangeable facilities and multi-option facility bear interest at ANZ’s prime rate plus 2.50% per annum, with interest payable quarterly. As of June 30, 2009, borrowings under the ANZ credit facility totaled $74,765,000 (AUS$92,899,000) and the weighted-average interest rate was 8.3%, which includes the effect of interest rate swap contracts and options (caps).
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
Subsequent to June 30, 2009, the ANZ senior credit facility was amended (see Note 13).
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
The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, commencing October 1, 2007, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 103% of par prior to September 13, 2009; 102% of par prior to September 13, 2010; 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter- creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1.0 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014.
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2010. Collectively, these two notes are referred to as the “Bison Notes”. At June 30, 2009, the principal balance of the Bison Notes was $21,436,000.
The Bison Notes require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility and Subordinated Note
Pac-Van has a revolving line of credit and letter of credit facility, as amended, with a syndication of four financial institutions led by LaSalle Bank National Association, now Bank of America, N.A. (“BOA”), as administrative and collateral agent. The BOA credit facility is secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and is available for purchases of rental equipment and general operating purposes. The maximum aggregate amount available under the BOA credit facility is $120,000,000; with borrowings limited to 85% of eligible accounts receivable, net of reserves and allowances, plus 85% of the net book value of all eligible rental equipment, net of reserves and allowances, plus the lesser of (i) 75% of property and equipment, as defined, and (ii) $1,000,000. Letters of credit commitments under the credit facility are not to exceed $10,000,000 and approval is required by BOA, as the administrative agent, for borrowings over $95,400,000 and letters of credit commitments over $2,000,000.
Borrowings under the BOA credit facility are due on August 23, 2012 and accrue interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25% based on Pac-Van’s leverage. In addition, the Company is required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis. At June 30, 2009, borrowings under the BOA credit facility totaled $77,000,000 and the weighted-average interest rate was 2.3%.
The BOA senior credit facility is subject to certain covenants, including compliance with minimum EBITDA levels, as defined, specified interest coverage, senior and total debt ratios based on a TTM EBITDA basis, a minimum utilization rate, as defined; and, among other things, restrictions on the payment of dividends, loans and payments to affiliates.
Pac-Van also has a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000. This subordinated note matures on February 2, 2013, requires quarterly interest only payments computed at 13.0% per annum and is also subject to the maintenance of certain financial covenants.
Loan Covenant Compliance
The Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes discussed above as of June 30, 2009. However, as widely reported, the financial markets and economy in the U.S. and Australia, as well as the global economy in general, have been in a downturn for a period of time. If the current economic environment continues to be weak or worsens, the Company’s ability to continue meeting covenant requirements may be impaired and may result in the seeking of amendments or waivers of covenant compliance. While management of the Company believes its relationships with its senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Union Bank Credit Facility
The Company has a credit agreement, as amended, with Union Bank (“UB”) for a $1.0 million credit facility. Borrowings or advances under the facility will bear interest at UB’s “Reference Rate” (which approximates the prime rate) and are due and payable by March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. There were no outstanding borrowings under the UB credit facility at June 30, 2009.
Scheduled Maturities on Long-Term Debt
The scheduled maturities for the senior credit facilities (see also Note 13), senior subordinated notes and other long-term debt at June 30, 2009 are as follows (in thousands):

Year Ending June 30,
2010	$16,371
2011	14,996
2012	326
2013	168,424
2014	104
Thereafter	—

$200,221

Capital Leases
Capital lease liabilities of the Company as of June 30, 2009 are payable as follows (in thousands):

	Minimum
Year Ending June 30,	lease payments	Interest	Principal
2010	$68	$5	$63
2011 — 2014	23	3	20
More than five years	—	—	—

	$91	$8	$83

Note 6. Financial Instruments
Fair Value Measurements
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
The Company implemented SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133, as of July 1, 2008. Implementation of SFAS No. 161 did not have a significant effect on the Company’s consolidated results of operations or consolidated financial position, nor a significant effect on the Company’s use of derivative instruments or hedging activities. However, SFAS No. 161 amended and expanded the disclosures required by SFAS No. 133 in order to provide an enhanced understanding of how and why the Company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and how derivative instruments affect the Company’s financial position, financial performance and cash flows.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts. Derivative instruments measured at fair value at June 30, 2008 and 2009, and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Asset Derivative - Fair Value
		June 30,
Type of Derivative Contract	Balance Sheet Classification	2008	2009

Swap Contracts and Options (Caps)	Trade and other receivables	$680	$—

		Liability Derivative - Fair Value
		June 30,
Type of Derivative Contract	Balance Sheet Classification	2008	2009

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$—	$1,587

Forward Contracts	Trade payables and accrued liabilities	575	656

		Year Ended June 30,
Type of Derivative Contract	Statement of Operations Classification	2008	2009

Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$377	$(2,057)

Forward Contracts	Foreign currency exchange gain (loss) and other	(34)	157

Fair Value of Financial Instruments
The carrying value of the Company’s financial instruments, which include cash and cash equivalents, net receivables, trade payables and accrued liabilities, borrowings under the senior credit facilities, the subordinated notes, interest rate swap and forward exchange contracts and commercial bills; approximate fair value due to current market conditions, maturity dates and other factors.
Exposure to credit, interest rate and currency risks arises in the normal course of the Company’s business. The Company may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates.
Credit Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors. However, in the U.S. a significant portion of the Company’s business activity is with companies in the construction industry. Revenues and trade receivables from this industry totaled $25,376,000 and $5,757,000 during 2009 and at June 30, 2009, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s receivables related to sales are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries, were $230,000, $172,000, $230,000 and $958,000; and $162,000, $124,000, $126,000 and $625,000 for 2007, Predecessor Period 2008, 2008 and 2009, respectively. The translation gain (loss) to the allowance for doubtful accounts for 2007, Predecessor Period 2008, 2008 and 2009 was $40,000, ($3,000), $20,000 and ($80,000), respectively; and with the RWNZ and Pac-Van acquisitions, the Company recorded an allowance for doubtful accounts of $79,000 and $1,354,000 in 2008 and 2009, respectively.
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
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2009, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	June 30, 2009
Swap	$13,279	$(892)
Swap	1,610	(157)
Swap	4,059	(369)
Swap	2,873	(245)
Option (Cap)	9,658	68
Option (Cap)	1,231	1
Option (Cap)	1,739	7

Total	$34,449	$(1,587)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In 2009, unrealized and realized foreign exchange losses totaled $6,616,000 and $2,847,000, respectively.
Note 7. Income Taxes
Income (loss) before provision for income taxes and minority interest consisted of the following (in thousands):

	Predecessor		Successor
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009

U.S.	$—	$—	$(1,504)	$1,942
Asia-Pacific	802	468	8,092	(13,061)

	$802	$468	$6,588	$(11,119)

The provision for income taxes consisted of the following (in thousands):

	Predecessor		Successor
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009

Current:
U.S. Federal	$—	$—	$377	$—
State	—	—	7	—
Asia-Pacific	9	—	25	—

	9	—	409	—

Deferred:
U.S. Federal	—	—	(1,671)	(1,172)
State	—	—	1	(739)
Asia-Pacific	481	180	3,295	(2,463)

	481	180	1,625	(4,374)

	$490	$180	$2,034	$(4,374)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax liability are approximately as follows (in thousands):

	June 30,
	2008	2009

Deferred tax assets:
Net operating loss and tax credit carryforwards	$5,252	$14,308
Deferred revenue and expenses	657	137
Accrued compensation and other benefits	443	204
Allowance for doubtful accounts	227	670
Other	—	—

Total deferred tax assets	6,579	15,319
Valuation allowance	—	—

Net deferred tax assets	6,579	15,319

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(4,255)	(28,810)
Unrealized exchange gains and losses	(3,715)	946
Other	(71)	(1,277)

Total deferred tax liabilities	(8,041)	(29,141)

Net deferred tax liabilities	$(1,462)	$(13,822)

At June 30, 2009, Royal Wolf had a U.S. federal net operating loss carryforward of $34,800,000, which expires if unused during fiscal years 2019 — 2029, and an Australian net operating loss carryforward of approximately $11,300,000 with no expiration date. As a result of the stock ownership change in the merger with MOAC (see Note 1), the available deduction of the net operating loss carryforward of $27,500,000 acquired in the Pac-Van acquisition is limited on a yearly basis.
Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2008 and 2009.
A reconciliation of the federal statutory rate (30% Australian for the Predecessor and 34% U.S. for the Successor) to the Company’s effective tax rate is as follows:

	Predecessor		Successor
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009

Federal statutory rate	30.0%	30.0%	34.0%	(34.0)%
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	—	—	0.1	(4.4)
Amortization of goodwill and trademark	—	—	(7.4)	(4.8)
Nondeductible expenses	31.1	8.5	4.2	3.9

Effective tax rate	61.1%	38.5%	30.9%	39.3%

Note 8. Related Party Transactions
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
The Company has utilized certain accounting, administrative and secretarial services from affiliates of officers; as well as office space provided by an affiliate of Mr. Valenta. Until the consummation of a business combination by the Company, the affiliates had agreed to make such services available to the Company free of charge, as may have been required by the Company from time to time; with the exception of the reimbursement of certain out-of-pocket costs incurred on behalf of the Company. Effective September 14, 2007, the Company entered into a month-to-month arrangement that lasted until January 31, 2008 with an affiliate of Mr. Valenta for the rental of the office space at $1,148 per month. In addition, effective September 14, 2007, the Company commenced recording a charge to operating results (with an offsetting contribution to additional paid-in capital) for the estimated cost of contributed services rendered to the Company by non-employee officers and administrative personnel of affiliates. These contributed services ceased in February 2009.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $113,000 in 2009.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $63,000 at the corporate office and $155,000, plus out-of-pocket expenses of $16,000, at the operating subsidiaries in 2009.
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
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 per share and $9.05 per share, respectively, with a vesting period of five years. Stock-based compensation expense of $646,000 related to these options has been recognized in the statements of operations through June 30, 2009, with a corresponding benefit to additional paid-in capital. As of June 30, 2009, there remains $885,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.83 years. There have been no options exercised, cancelled or forfeited under these two grants and 450,000 options were outstanding at June 30, 2009. Also, as of June 30, 2009, 90,000 and 45,000 of the 2006 Grant and 2007 Grant options, respectively, were exercisable.
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
In June 2008, the Compensation Committee of the Company’s Board of Directors determined that the full EBITDA target for the 2008 Grant would not be achieved. As a result, the 2008 Grant was modified whereby one-half of the outstanding options subject to the EBITDA performance criteria were deemed to have achieved the performance condition. The remaining one-half of these performance-based options (“PB 2008 Grant”) were modified on July 23, 2008 (see below) for EBITDA targets at Royal Wolf pertaining to the years ending June 30, 2009 (“2009”) and 2010 (“2010”). At that time, the Company reassessed and revalued these options and commenced recognizing the changes in stock-based compensation on a prospective basis. Total stock-based compensation expense of $650,000 related to the 2008 Grant has been recognized in the statement of operations through June 30, 2009, with a corresponding benefit to additional paid-in capital. As of June 30, 2009, there remains $450,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.41 years. There have been 50,000 options cancelled or forfeited under the 2008 Grant and 325,500 options were outstanding at June 30, 2009. No options have been exercised and 42,400 options were exercisable under the 2008 Grant as of June 30, 2009.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On July 23, 2008 (“July 2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 198,500 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.35 per share. The July 2008 Grant consisted of the PB 2008 Grant (see above) totaling 118,500 options, 40,000 options with a vesting period of five years and 40,000 options that vest subject to a performance condition based on Royal Wolf achieving certain EBITDA targets for 2009 and 2010. The Company initially commenced recognizing compensation expense over the vesting periods of 2.17 years and 3.17 years for EBITDA targets in 2009 and 2010, respectively, pertaining to 79,250 options in each of those vesting periods. However, the Company determined that it was not probable that the EBITDA target for 2009 would be achieved and, therefore, ceased recognizing stock-based compensation expense for those performance-based options. In addition, the Company has recorded a cumulative effect adjustment of $37,000 in the quarter ended June 30, 2009 to reverse compensation expense previously recognized on those performance-based options. Total stock-based compensation expense of $79,000 related to the July 2008 Grant has been recognized in the statement of operations through June 30, 2009, with a corresponding benefit to additional paid-in capital. As of June 30, 2009, there remains $178,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.81 years. There have been 16,000 options cancelled or forfeited under the July 2008 Grant and 177,500 options (including 72,750 that pertain to a 2009 EBITDA target) were outstanding at June 30, 2009. No options have been exercised and no options were exercisable under the July 2008 Grant as of June 30, 2009.
On September 18, 2008 (“September 2008 Grant”), the Company granted options to the non-employee members of its Board of Directors to purchase 36,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.50 per share, with a vesting period of three years. Stock-based compensation expense of $31,000 related to these options has been recognized in the statements of operations through June 30, 2009, with a corresponding benefit to additional paid-in capital. As of June 30, 2009, there remains $89,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.22 years. There have been no options exercised, cancelled or forfeited under the September 2008 Grant, all 36,000 options were outstanding at June 30, 2009, and none were exercisable.
On October 1, 2008 (“October 2008 Grant”), the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 356,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date; or $6.40 per share. The October 2008 Grant consisted of 154,550 options with a vesting period of five years, 9,000 options with a vesting period of three years and 192,450 options that vest subject to performance conditions based on Pac-Van achieving a certain EBITDA target for 2009 and to-be-determined EBITDA targets for the subsequent four fiscal years . The Company commenced recognizing compensation expense over the vesting periods ranging from 1.92 years to 5.92 years pertaining to 38,490 options in each of those vesting periods. However, the Company has determined that it is not probable that the EBITDA target for 2009 would be achieved and has ceased recognizing stock-based compensation expense for those performance-based options. In addition, the Company has recorded an adjustment of $13,000 in the quarter ended June 30, 2009 to reverse compensation expense previously recognized on those performance-based options. Total stock-based compensation expense of $123,000 related to the October 2008 Grant has been recognized in the statement of operations through June 30, 2009, with a corresponding benefit to additional paid-in capital. As of June 30, 2009, there remains $513,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 3.86 years. There have been no options exercised, cancelled or forfeited under the October 2008 Grant, all 356,000 options (including 38,490 that pertain to a 2009 EBITDA target) were outstanding at June 30, 2009, and none were exercisable.
On December 11, 2008 (“December 2008 Grant”), the Company granted options to a non-employee member of its Board of Directors to purchase 9,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.78 per share, with a vesting period of three years. Stock-based compensation expense of $2,000 related to these options has been recognized in the statements of operations through June 30, 2009 and, as of that date, there remains $8,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 2.50 years. There have been no options exercised, cancelled or forfeited under the December 2008 Grant, all 9,000 options were outstanding at June 30, 2009, and none were exercisable.
On January 27, 2009 (“January 2009 Grant”), the Company granted options to certain key employees of Royal Wolf and Pac-Van to purchase 4,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.94 per share, with a vesting period of five years. Stock-based compensation expense of $1,000 related to these options has been recognized in the statements of operations through June 30, 2009 and, as of that date, there remained $4,000 of unrecognized compensation expense that will be recorded in the statement of operations on the straight-line basis over the remaining weighted-average vesting period of 4.50 years. There have been no options exercised, cancelled or forfeited under the January 2009 Grant, all 4,000 options were outstanding at June 30, 2009, and none were exercisable.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2009, the Company’s market price for its common stock was at $1.65 per share, which is below the exercise prices of all of the outstanding stock options.
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
Royal Wolf had an employee share option plan (“ESOP”) for the granting of non-transferable options to certain key management personnel and senior employees with more than twelve months service at the grant date. During 2007, $3,689,000 was accrued under the ESOP; of which $2,930,000 was paid in 2007 and $759,000 was paid during the Predecessor Period 2008. The ESOP was terminated in the Predecessor Period 2008.
Note 10. Commitments and Contingencies
Operating Leases
The Company leases office equipment and other facilities under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at June 30, 2009 are payable as follows (in thousands):

Year Ending June 30,
2010	$3,579
2011	2,308
2012	1,375
2013	875
2014	443
Thereafter	1,281

$9,861

Rental expense on non-cancellable operating leases was $1,295,000, $685,000, $1,733,000 and $4,204,000 in 2007, Predecessor Period 2008, 2008 and 2009, respectively.
Future minimum payments to be received under sales-type and operating fleet leases at June 30, 2009 are as follows (in thousands):

Year Ending June 30,
2010	$11,133
2011	2,089
2012	697
2013	182
2014	59
Thereafter	—

$14,160

Put and Call Options
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital. The shareholders agreement was amended on September 21, 2009 and provides that, at any time after July 1, 2011, Bison Capital may require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase for the capital stock price (which is payable in cash or, if mutually agreeable to both the Company and Bison Capital, paid in GFN common stock or some combination thereof) is, in essence, the greater of the following:
(i) the amount equal to Bison Capital’s ownership percentage in GFN U.S., or 13.8%, multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s EBITDA for a twelve-month determination period, as defined, plus all administrative expense payments or reimbursements made by Royal Wolf to the Company during such period; minus the net debt of Royal Wolf, as defined; or

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(ii) the amount equal to the Bison Capital’s ownership percentage in GFN U.S. multiplied by the result of the GFN trading multiple, as defined, multiplied by Royal’s Wolf’s EBITDA for the determination period; minus the net debt of Royal Wolf; or
(iii) at June 30, 2009, Bison Capital’s cost ($8,278,000); which effective on September 21, 2009 was amended to be the greater of (1) $12,850,000 or (2) Bison Capital’s ownership percentage in GFN U.S., or 13.8%, multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s TTM EBITDA measured at the end of each fiscal quarter through June 30, 2011, as defined.
Also under the shareholders agreement, the Company has the option, at anytime prior to September 13, 2010, to cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to the Company for a purchase price equal to the product of 2.75 multiplied by Bison Capital’s cost in the GFN U.S. capital stock. Subsequent to July 1, 2012, the Company’s call option purchase price is similar to (i) and (ii) of the Bison Capital put option, except the EBITDA multiple is 8.75.
The Company accounts for Bison Capital’s put option as a non-freestanding financial instrument classified in temporary equity, pursuant to the requirements of SEC Accounting Series Release (“ASR”) No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock.” In accordance with the guidelines of ASR No. 268, the redemption value of the put option is reflected in minority interest, with the corresponding adjustment to additional paid-in capital determined after the attribution of the net income or loss of Royal Wolf to minority interest. The Company believes that the fair value of the put option is in excess of the redemption value and, therefore, no portion of the redemption adjustment is considered in the determination of net income per common share. As of June 30, 2009, the redemption value of the Bison put option was $8,278,000, which represented the capital contributions of Bison Capital through that date.
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
Other Matters
In January 2008, Royal Wolf was notified by a Department of the Australian government of an odor that might be caused by high levels of formaldehyde or volatile organic compounds that exceed national guidelines in some of its containers. Royal Wolf engaged the services of independent consultants in cooperation with the Australian government in testing ventilation improvements. In 2008 and in 2009, the Company expensed $259,000 and $291,000, respectively, for containers that were affected by this matter. The remediation of this matter has been resolved.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Detail of Certain Accounts
Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2008	2009
Trade payables	$9,014	$14,328
Payroll and related	3,043	2,564
Taxes, other than income	1,456	1,488
Deferred consideration	1,943	—
Fair value of interest swap and option and forward currency exchange contacts	575	2,246
Accrued interest	—	1,599
Other accruals	2,473	2,197

	$18,504	$24,422

Note 12. Segment Reporting
The tables below represent the Company’s revenues from external customers, long-lived assets (consisting of lease fleet and property, plant and equipment) and operating income as attributed to its two geographic locations (in thousands):

	Predecessor		Successor
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009
Revenues from external customers:
North America:
Sales	$—	$—	$—	$19,657
Leasing	—	—	—	34,781

	—	—	—	54,438

Asia-Pacific:
Sales	52,929	10,944	68,029	55,871
Leasing	21,483	4,915	27,547	36,151

	74,412	15,859	95,576	92,022

Total revenues	$74,412	$15,859	$95,576	$146,460

	June 30,
	2008	2009
Long-lived assets:
North America	$74	$112,419
Asia-Pacific	95,177	86,956

Total long-lived assets	$95,251	$199,375

	Predecessor		Successor
		Period from
	Year Ended	July 1 to
	June 30,	September 13,	Year Ended June 30,
	2007	2007	2008	2009
Operating income (loss):
North America	$—	$—	$(2,427)	$6,365
Asia-Pacific	4,672	1,530	10,800	7,693

Total operating income	$4,672	$1,530	$8,373	$14,058

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Subsequent Event
In September 2009, the Company and Royal Wolf amended the ANZ senior credit facility (see Note 5) to establish financial covenants (primarily consolidated senior and total interest coverage and senior and total debt ratios) at less restrictive levels during the fiscal year ending June 30, 2010 (“2010”). In addition, required principal payments for 2010 were amended to total 80% of Free Cash Flow, as defined, which the Company estimates would be approximately $9,700,000 (AUS$12,000,000); payable at a minimum of $1,006,000 (AUS$1,250,000) per quarter during the interim, with the balance to be paid within 60 days from the end of 2010. The ANZ credit facility was also amended to provide that approximately $12,700,000 (AUS$15,800,000) of the borrowings would bear interest at ANZ’s prime rate, plus 4.15% per annum; and that, effectively, the balance of the borrowings would bear interest at ANZ’s prime rate, plus 3.15% per annum.
The amended ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital on July 1, 2010 (see Note 5) must be paid by a capital infusion from GFN, that at least 50% of the amounts owed under the Bison Notes be hedged by Royal Wolf for foreign currency exchange risks and that capital expenditures of property, plant and equipment over $1,600,000 (AUS$2,000,000) in 2010 be approved by ANZ.
ANZ charged a fee of $161,000 (AUS$200,000) for the amendment of the credit facility and would require a break-up fee of $400,000 (AUS$500,000) if the credit facility is refinanced by another lender before March 31, 2010.
The consolidated balance sheet as of June 30, 2009 and the scheduled maturities on long-term debt included in Note 5 reflect the revised estimated principal payments for 2010 and thereafter of this amendment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors and Stockholders
General Finance Corporation and Subsidiaries
Our audits of the consolidated financial statements of General Finance Corporation and Subsidiaries referred to in our report dated September 13, 2008 appearing in item 8 in this Annual Report on Form 10-K also included an audit of the 2008 financial statement schedule listed in item 15 (a) of this Form 10-K. This schedule is the responsibility of General Finance Corporation and Subsidiaries’ management. Our responsibility is to express an opinion based on our audits of the consolidated financial statements.
In our opinion, the 2008 financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related 2008 consolidated financial statements.
/s/ Grobstein, Horwath & Company LLP
Sherman Oaks, California
September 13, 2008

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
BALANCE SHEET

	June 30,
	2008	2009
	(in thousands)
Cash and cash equivalents	$1,137	$1,403
Other current assets	89	202
Property and equipment, net	74	59
Other noncurrent assets	2,818	5,984
Investment and intercompany accounts	90,230	96,010

Total Assets	$94,348	$103,658

Accounts payable, accrued and other current liabilities	$617	$484
Noncurrent liabilities and deferred credits	—	—
Stockholders’ equity	93,731	103,174

Total Liabilities and Stockholders’ Equity	$94,348	$103,658

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
STATEMENT OF OPERATIONS

	Year Ended June 30,
	2008	2009
	(in thousands)
General and administrative expenses	$2,427	$2,785

Equity in earnings (losses) of subsidiaries	3,600	(6,984)
Intercompany income	724	2,672
Interest income	964	7
Interest expense	(45)	—
Other income, net	4	25

	5,247	(4,280)

Income (loss) before income taxes	2,820	(7,065)
Income tax benefit	(1,286)	(3,348)

Net income (loss)	$4,106	$(3,717)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2008	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,106	$(3,717)
Equity (losses) in earnings of subsidiaries	(3,600)	6,984
Unrealized foreign exchange gain	(3)	(24)
Depreciation and amortization	10	26
Share-based compensation expense	229	347
Contributed services	233	130
Interest deferred for common stock subject to possible conversion, net of income tax effect	(226)	—
Deferred income taxes	(1,621)	(3,348)
Changes in operating assets and liabilities	540	67

Net cash provided (used) by operating activities	(332)	465

Cash flows from investing activities:
Acquisitions, net of cash acquired	(62,460)	(20,238)
Purchases of property and equipment	(81)	(4)
Purchases of intangible assets	—	(107)

Net cash used by investing activities	(62,541)	(20,349)

Cash flows from financing activities:
Proceeds from issuances of capital	21,044	1,236
Minority interest capital contributions	8,278	—
Cumulative dividends paid	—	(62)
Payments to converting stockholders, net	(6,426)	—
Repayment of borrowings from related party	(2,350)	—
Intercompany transfers	(24,813)	18,976

Net cash provided used by financing activities	(4,267)	20,150

Net increase (decrease) in cash	(67,140)	266

Cash at beginning of period	68,277	1,137

Cash at end of period	$1,137	$1,403

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm (Crowe Horwath LLP)

23.2	Consent of Independent Registered Public Accounting Firm (Grobstein, Horwath & Company LLP)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350