Form 10-Q
period 2009-09-30
General Finance CORP
filed 2009-11-12
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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
Yes ☐                 No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,826,052 shares issued and outstanding as of October 31, 2009.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	September 30,
	2009	2009
		(Unaudited)
Assets
Cash and cash equivalents	$3,346	$29
Trade and other receivables, net of allowance for doubtful accounts of $2,092 at June 30, 2009 and $2,849 at September 30, 2009	26,432	21,656
Inventories	22,511	20,104
Prepaid expenses	1,883	2,294

Total current assets	54,172	44,083

Lease receivables	1,163	1,083
Property, plant and equipment, net	10,460	10,666
Lease fleet, net	188,915	195,562
Goodwill	73,917	76,082
Intangible assets, net	30,058	29,640
Other assets	11	11

Total assets	$358,696	$357,127

Current liabilities
Trade payables and accrued liabilities	$24,422	$18,076
Current portion of long-term debt and obligations	16,371	32,452
Unearned revenue and advance payments	8,461	9,163

Total current liabilities	49,254	59,691

Non-current liabilities
Long-term debt and obligations, net of current portion	183,933	166,283
Deferred tax liabilities	13,822	14,123
Employee benefits and other non-current liabilities	235	325

Total non-current liabilities	197,990	180,731

Commitments and contingencies (Note 8)	—	—

Noncontrolling interest (Note 8)	8,278	9,191

Stockholders’ equity

Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 25,000 shares issued and outstanding (in series) and stated at liquidation value ($1,386 total liquidation preference)	1,345	1,345
Common stock, $.0001 par value: 100,000,000 shares authorized; 17,826,052 shares outstanding	2	2
Additional paid-in capital	105,314	105,560
Accumulated other comprehensive income (loss)	(4,963)	(903)
Retained earnings	1,476	1,510

Total stockholders’ equity	103,174	107,514

Total liabilities and stockholders’ equity	$358,696	$357,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended September 30,
	2008	2009

Revenues
Sales	$20,995	$16,613
Leasing	10,658	18,606

	31,653	35,219

Costs and expenses
Cost of sales	18,166	13,785
Leasing, selling and general expenses	8,377	14,102
Depreciation and amortization	3,383	5,257

Operating income	1,727	2,075

Interest income	121	59
Interest expense	(4,364)	(3,707)
Foreign currency exchange gain (loss) and other	(7,717)	2,593

	(11,960)	(1,055)

Income (loss) before provision for income taxes and noncontrolling interest	(10,233)	1,020

Provision (benefit) for income taxes	(3,565)	372

Net income (loss)	(6,668)	648

Noncontrolling interest	(1,641)	573

Net income (loss) attributable to stockholders	$(5,027)	$75

Net income (loss) per common share:
Basic	$(0.36)	$0.00
Diluted	(0.36)	0.00

Weighted average shares outstanding:
Basic	13,826,052	17,826,052
Diluted	13,826,052	17,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended September 30,
	2008	2009

Net cash provided (used) by operating activities (Note 9)	$507	$7,465

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	26	30
Business acquisitions, net of cash acquired	(1,028)	—
Purchases of property, plant and equipment	(1,105)	(329)
Purchases of lease fleet	(5,014)	(2,280)

Net cash used by investing activities	(7,121)	(2,579)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	450	(243)
Proceeds from (repayments of) long-term borrowings	26,128	(7,869)
Cumulative dividends paid	—	(41)

Net cash provided (used) by financing activities	26,578	(8,153)

Net increase (decrease) in cash	19,964	(3,267)

Cash and equivalents at beginning of period	2,772	3,346

The effect of foreign currency translation on cash	(485)	(50)

Cash and equivalents at end of period	$22,251	$29

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
Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total purchase consideration, including the Company’s transaction costs of approximately $0.9 million has been allocated to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values as of October 1, 2008, as follows (in thousands):

October 1, 2008
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$1,517
Trade and other receivables	15,035
Inventories	10,145
Prepaid expenses	398
Property, plant and equipment	3,473
Lease fleet	108,134
Other assets	—
Trade payables and accrued liabilities	(12,880)
Unearned revenue and advance payments	(7,414)
Long-term debt	(107,600)
Deferred income taxes	(17,405)

Total net tangible assets acquired and liabilities assumed	(6,597)

Fair value of intangible assets acquired:
Customer base	4,850
Trade name	2,200
Deferred financing costs	191
Goodwill	46,794

Total intangible assets acquired	54,035

Total purchase consideration	$47,438

The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Pac-Van and do not reflect the operating results of Pac-Van prior to the acquisition date. The following unaudited pro forma information for the quarter ended September 30, 2008 assumes the acquisition of Pac-Van occurred at the beginning of the period presented (in thousands, except per share data):

Quarter Ended
September 30,
2008
Revenues	$54,295

Net income (loss) attributable to stockholders	(3,786)

Pro forma net income (loss) per common share:
Basic	$(0.21)
Diluted	(0.21)

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the date noted, or the future financial position or operating results of the Company. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable. The pro forma adjustments include adjustments for increased interest expense, as well as increased depreciation and amortization expense as a result of the application of the purchase method of accounting.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire year ending June 30, 2010. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 filed with the Securities and Exchange Commission (“SEC”).
Unless otherwise indicated, references to “FY 2009” and “FY 2010” are to the quarters ended September 30, 2008 and 2009, respectively.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.
Foreign Currency Translation
The Company’s functional currency for its operations in the Asia-Pacific area is the local currency, which is primarily the Australian (“AUS”) dollar. All adjustments resulting from the translation of the accompanying consolidated financial statements from the functional currency into reporting currency are recorded as a component of stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the periods. Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the functional currency at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates prevailing at the dates the fair value was determined.
Segment Information
FASB ASC Topic 280, Segment Reporting, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of FASB ASC Topic 280 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it has two separately reportable geographic segments and one reportable operating segment.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30, 2009	September 30, 2009
		(Unaudited)
Finished goods	$21,170	$19,962
Work in progress	1,341	142

	$22,511	$20,104

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
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated
	Useful Life	June 30, 2009	September 30, 2009
			(Unaudited)
Land	—	$1,486	$1,647
Building	40 years	230	254
Transportation and plant equipment (including capital lease assets)	3 – 10 years	9,010	10,427
Furniture, fixtures and office equipment	3 – 10 years	3,017	2,450

		13,743	14,778
Less accumulated depreciation and amortization		(3,283)	(4,112)

		$10,460	$10,666

Lease Fleet
The Company has a fleet of storage containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 – 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). ). In the opinion of management, estimated residual values are at or below net realizable values. The Company continues to evaluate these depreciation policies as more information becomes available from other comparable sources and its own historical experience.
Containers in the lease fleet are also available for sale. The cost of sales of a container in the lease fleet is recognized at the carrying amount at the date of sale.
Income Taxes
The Company accounts for income taxes under FASB ASC Topic 740, Income Taxes. Accordingly, the Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2007 are subject to examination by the U.S. Internal Revenue Service (“IRS”). The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FASB ASC Topic 740. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income taxes.
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to stockholders, less dividends declared (or accumulated) on cumulative preferred stock (Note 3), by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating net income per common share:

	Quarter Ended September 30,
	2008	2009
Basic	13,826,052	17,826,052
Assumed exercise of warrants	—	—
Assumed exercise of stock options	—	—

Diluted	13,826,052	17,826,052

In FY 2009 and FY 2010, potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,101,380 and 8,290,840, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
Recently Issued Accounting Pronouncements
Effective July 1, 2009, the FASB ASC became the single official source of authoritative, nongovernmental U.S. GAAP. The historical U.S. GAAP hierarchy was eliminated and the ASC became the only level of authoritative U.S. GAAP, other than guidance issued by the SEC. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes to our consolidated financial statements have been changed to refer to the appropriate section of the ASC.
In April 2008, the FASB issued a pronouncement on what now is codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement amends the factors to be considered in determining the useful life of intangible assets accounted for pursuant to previous topic guidance. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This pronouncement is effective for fiscal years beginning after December 15, 2008 and its adoption did not have a material effect on the Company’s consolidated financial statements.
In November 2008, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 350, Intangibles — Goodwill and Other. This pronouncement applies to defensive intangible assets, which are acquired intangible assets that the acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. As these assets are separately identifiable, the pronouncement requires an acquiring entity to account for defensive intangible assets as a separate unit of accounting. Defensive intangible assets must now be recognized at fair value in accordance with FASB ASC Topic 350. This pronouncement is effective for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and its adoption did not have a material effect on the Company’s consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 825, Financial Instruments. This pronouncement amends previous topic guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. The pronouncement was effective for interim reporting periods ending after June 15, 2009 and its adoption resulted in additional disclosures in the Company’s interim consolidated financial statements (see Note 5).
In April 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 805, Business Combinations. This pronouncement provides new guidance that changes the accounting treatment of contingent assets and liabilities in business combinations under previous topic guidance and is effective for contingent assets or liabilities acquired in business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements currently, but its effects will depend on the nature of future acquisitions completed by the Company.
In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the interim and annual period ending June 30, 2009. The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 12, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the consolidated financial statements.
Effective July 1, 2009, the Company adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, Business Combinations, and 810, Consolidation. Certain provisions of this pronouncement are required to be adopted retrospectively for all periods presented. In accordance with these provisions, minority interest is now referred to as noncontrolling interest and consolidated net income or loss has been recast to include net income or loss attributable to the noncontrolling interest.
Note 3. Cumulative Preferred Stock
The Company is conducting private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations.
The Series A Preferred stock and the Series B Preferred stock are referred to collectively as the “Cumulative Preferred Stock.”
Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of September 30, 2009, the Company had issued 24,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,245,000 and $100,000, respectively.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of September 30, 2009, since issuance, dividends paid or payable totaled $97,000 and $6,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends as ordinary income, capital or qualified for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code. No such characterization has been made by the Company as of September 30, 2009.
Note 4. Long-Term Debt and Obligations
The following is a discussion of the Company’s significant long-term debt facilities and notes.
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is secured by assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, most of which do not provide additional borrowing availability. In addition, the $4,888,000 (AUS$5,600,000) multi-option facility for the lease financing of accomodation units, which was unused at June 30, 2009, has been eliminated. As of September 30, 2009, based upon the exchange rate of one Australian dollar to $0.8729 U.S. dollar and one New Zealand dollar to $0.8219 Australian dollar, borrowings and availability under the ANZ credit facility totaled $78,345,000 (AUS$89,753,000) and $1,768,000 (AUS$2,026,000), respectively. Principal payments for the fiscal year ending June 30, 2010 are required to total 80% of Free Cash Flow, as defined, which the Company estimates would be approximately $10,500,000 (approximately AUS$12,000,000); payable at a minimum of $1,091,000 (AUS$1,250,000) per quarter during the interim, with the balance to be paid within 60 days from June 30, 2010. Principal payments subsequent to June 30, 2010 vary through the scheduled maturity of the facility in September 2012. Approximately $13,800,000 (AUS$15,800,000) of the borrowings under the ANZ credit facility at September 30, 2009 bears interest at ANZ’s prime rate, plus 4.15% per annum; with substantially the balance of the borrowings bearing interest at ANZ’s prime rate, plus 3.15% per annum. As of September 30, 2009, the weighted-average interest rate was 8.4%; which includes the effect of interest rate swap contracts and options (caps).
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital on July 1, 2010 (see below) must be paid by a capital infusion from GFN, that at least 50% of the amounts owed under the Bison Notes be hedged by Royal Wolf for foreign currency exchange risks and that capital expenditures of property, plant and equipment over $1,746,000 (AUS$2,000,000) in the year ending June 30, 2010 be approved by ANZ.
On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Note”). Pursuant to the securities purchase agreement, the Company issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN. The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014. The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 103% of par prior to September 13, 2009; 102% of par prior to September 13, 2010; 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter- creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1.0 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.

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
At September 30, 2009, the principal balance of the Bison Notes was $21,496,000.
The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility and Subordinated Note
Pac-Van has a senior credit facility, as amended, with a syndication of four financial institutions led by LaSalle Bank National Association, now Bank of America, N.A. (“BOA”), as administrative and collateral agent. The BOA credit facility is secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and is available for purchases of rental equipment and general operating purposes. At September 30, 2009, borrowings and availability under the BOA credit facility totaled $71,050,000 and $24,350,000, respectively. Borrowings under the BOA credit facility are due on August 23, 2012 and accrue interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25% based on Pac-Van’s leverage. In addition, the Company is required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis. As of September 30, 2009, the weighted-average interest rate was 2.4%. The BOA senior credit facility is subject to certain covenants, including compliance with minimum EBITDA levels, as defined, specified interest coverage, senior and total debt ratios based on a TTM EBITDA basis, a minimum utilization rate, as defined; and, among other things, restrictions on the payment of dividends, loans and payments to affiliates.
Pac-Van also has a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000. This subordinated note matures on February 2, 2013, requires quarterly interest only payments computed at 13.0% per annum and is also subject to the maintenance of certain financial covenants.
Other
The Company has a credit agreement, as amended, with Union Bank (“UB”) for a $1,000,000 credit facility. Borrowings or advances under the facility bear interest at UB’s “Reference Rate” (which approximates the U.S. prime rate) and are due and payable by March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of September 30, 2009, borrowings under the UB credit facility totaled $900,000.
Other long-term debt and obligations totaled $1,944,000 at September 30, 2009, which includes the subordinated promissory note of $1,500,000 issued in connection with the acquisition of Pac-Van (see Note 1).
Loan Covenant Compliance
The Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes discussed above as of September 30, 2009. However, as widely reported, the financial markets and economy in the U.S., as well as the global economy in general, including Australia, have been in a downturn or recession for a period of time. If the current economic environment continues to be weak or worsens, the Company’s ability to continue meeting covenant requirements may be impaired and may result in the seeking of amendments or waivers of covenant compliance or alternative borrowing arrangements. While management of the Company believes its relationships with its senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 5. Financial Instruments
Fair Value Measurements
The Company adopted what is now codified as FASB ASC Topic 820, Fair Value Measurements and Disclosures, effective July 1, 2008. FASB ASC Topic 820 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 — Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
Exposure to credit, interest rate and currency risks arises in the normal course of the Company’s business. The Company may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates. The Company believes it has no material market or credit risks to its operations, financial position or liquidity as a result of its commodities and other derivatives activities, including forward-exchange contracts. Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Asset Derivative - Fair Value (Level 2)
		June 30,	September 30,
Type of Derivative Contract	Balance Sheet Classification	2009	2009
			(Unaudited)

Swap Contracts and Options (Caps)	Trade and other receivables	$—	$—

		Liability Derivative - Fair Value (Level 2)
		June 30,	September 30,
Type of Derivative Contract	Balance Sheet Classification	2009	2009
			(Unaudited)

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$1,587	$1,360

Forward Contracts	Trade payables and accrued liabilities	656	486

		Quarter Ended September 30,
Type of Derivative Contract	Statement of Operations Classification	2008	2009

Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$(1,536)	$141

Forward Contracts	Foreign currency exchange gain (loss) and other	1,291	209

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Fair Value of Financial Instruments
Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s financial instruments, which include cash and cash equivalents, net receivables, trade payables and accrued liabilities, borrowings under the senior credit facilities, the subordinated notes, interest rate swap and forward exchange contracts and commercial bills; approximate fair value due to current market conditions, maturity dates and other factors.
Interest Rate Swap Contracts
The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.
To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of its commercial bill liability. The secured ANZ loan and interest rate swaps and options have the same critical terms, including expiration dates. The Company believes that financial instruments designated as interest rate hedges are highly effective. However, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change.
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of September 30, 2009, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	September 30, 2009
Swap	$14,403	$(712)
Swap	1,746	(135)
Swap	4,402	(314)
Swap	3,183	(278)
Option (Cap)	1,887	8
Option (Cap)	1,364	1
Option (Cap)	10,475	70

Total	$37,460	$(1,360)

Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change.
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2009 and FY 2010, unrealized and realized foreign exchange (losses) and gains totaled ($5,785,000) and ($3,237,000) and $2,250,000 and $128,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 6. Related Party Transactions
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
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $29,000 and $28,000 in FY 2009 and FY 2010, respectively.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $21,000 at the corporate office and $8,000 at the operating subsidiaries in FY 2010.
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
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 per share and $9.05 per share, respectively, with a vesting period of five years
On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80 per share. The 2008 Grant consisted of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA target for 2008. The Company initially commenced recognizing compensation expense over the vesting period of 20 months.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On July 23, 2008 (“July 2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 198,500 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.35 per share. The July 2008 Grant consisted of the PB 2008 Grant (see above) totaling 118,500 options, 40,000 options with a vesting period of five years and 40,000 options that vest subject to a performance condition based on Royal Wolf achieving certain EBITDA targets for 2009 and 2010. The Company initially commenced recognizing compensation expense over the vesting periods of 2.17 years and 3.17 years for EBITDA targets in 2009 and 2010, respectively, pertaining to 79,250 options in each of those vesting periods. However, the EBITDA target for 2009 was not achieved and those performance-based options were forfeited during the quarter ended September 30, 2009.
On September 18, 2008 (“September 2008 Grant”), the Company granted options to the non-employee members of its Board of Directors to purchase 36,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.50 per share, with a vesting period of three years.
On October 1, 2008 (“October 2008 Grant”), the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 356,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date; or $6.40 per share. The October 2008 Grant consisted of 154,550 options with a vesting period of five years, 9,000 options with a vesting period of three years and 192,450 options that vest subject to performance conditions based on Pac-Van achieving an EBITDA target for 2009 and to-be-determined EBITDA targets for the subsequent four fiscal years . The Company commenced recognizing compensation expense over the vesting periods ranging from 1.92 years to 5.92 years pertaining to 38,490 options in each of those vesting periods. However, the EBITDA target for 2009 was not achieved and those performance-based options were forfeited during the quarter ended September 30, 2009.
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
A summary of the Company’s stock option activity and related information under the 2006 Plan as of and for the quarter ended September 30, 2009 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2009	1,358,000	$7.39
Granted	—	—
Exercised	—	—
Forfeited or expired	(139,540)	6.10

Outstanding at September 30, 2009	1,218,460	$7.53	8.3

Exercisable at September 30, 2009	298,000	$8.07	7.7

At September 30, 2009, the Company’s market price for its common stock was at $1.45 per share, which is below the exercise prices of all of the outstanding stock options. Also at September 30, 2009, stock-based compensation of $1,767,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, and there remains $1,895,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 3.0 years.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the stock options granted under the 2006 Plan was determined by using the Black-Scholes option-pricing model. The fair value of the stock options of each grant and the assumptions used are as follows:

				July 2008	September	October 2008	December	January
	2006 Grant	2007 Grant	2008 Grant	Grant	2008 Grant	Grant	2008 Grant	2009 Grant

Fair value of stock option	$3.06	$3.75	$3.94	$2.74	$3.31	$3.22	$1.06	$1.20

Assumptions used:
Risk-free interest rate	4.8%	3.27%	3.01%	3.77%	3.08%	3.29%	1.99%	1.99%
Expected life (in years)	7.5	7.5	7.5	7.5	7.5	7.5	7.5	7.5
Expected volatility	26.5%	31.1%	35.8%	41.8%	43.1%	41.8%	57.1%	59.9%
Expected dividends	—	—	—	—	—	—	—	—
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
On September 21, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan (“2009 Plan”), subject to stockholder approval at the Company’s annual meeting in December 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company will suspend further grants under the 2006 Plan. Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan.
Note 8. Commitments and Contingencies
Put and Call Options
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital. The shareholders agreement was amended on September 21, 2009 and provides that, at any time after July 1, 2011, Bison Capital may require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase for the capital stock price (which is payable in cash or, if mutually agreeable to both the Company and Bison Capital, paid in GFN common stock or some combination thereof) is, in essence, the greater of the following:
(i) the amount equal to Bison Capital’s ownership percentage in GFN U.S., or 13.8%, multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s EBITDA for a twelve-month determination period, as defined, plus all administrative expense payments or reimbursements made by Royal Wolf to the Company during such period; minus the net debt of Royal Wolf, as defined; or
(ii) the amount equal to the Bison Capital’s ownership percentage in GFN U.S. multiplied by the result of the GFN trading multiple, as defined, multiplied by Royal’s Wolf’s EBITDA for the determination period; minus the net debt of Royal Wolf; or
(iii) the greater of (1) $12,850,000 or (2) Bison Capital’s ownership percentage in GFN U.S., or 13.8%, multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s TTM EBITDA measured at the end of each fiscal quarter through June 30, 2011, as defined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The Company accounts for Bison Capital’s put option as a non-freestanding financial instrument classified in temporary equity, pursuant to the requirements of SEC Accounting Series Release (“ASR”) No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock.” In accordance with the guidelines of ASR No. 268, the redemption value of the put option was reflected in minority interest, with the corresponding adjustment to additional paid-in capital determined after the attribution of the net income or loss of Royal Wolf to minority interest. As discussed in Note 2, effective July 1, 2009, the Company adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, Business Combinations, and 810, Consolidation. In connection with the adoption of the provisions in these Topics, the Company will accrete the redemption value of the put option over the period from July 1, 2009 through June 30, 2011 with the corresponding adjustment to net income or loss attributable to noncontrolling interest.
Other Matters
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 9. Cash Flows from Operating Activities and Other Financial Information
The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2008	2009
Cash flows from operating activities
Net income (loss)	$(6,668)	$648

Adjustments to reconcile net income (loss) to cash flows from operating activities:

Gain on sales and disposals of property, plant and equipment	(8)	—
Unrealized foreign exchange loss (gain)	5,785	(2,250)
Unrealized loss (gain) on forward exchange contracts	(1,291)	(209)
Unrealized loss (gain) on interest rate swaps and options	1,536	(141)
Depreciation and amortization	3,383	5,257
Amortization of deferred financing costs	59	81
Accretion of interest	60	60
Share-based compensation expense	210	246
Contributed services	73	—

Deferred income taxes	(3,778)	333

Changes in operating assets and liabilities:
Trade and other receivables, net	(5,656)	6,636
Inventories	(5,111)	3,419
Prepaid expenses and other	(540)	(1,579)
Trade payables, accrued liabilities and other deferred credits	12,545	(5,166)
Income taxes payable	(92)	130

Net cash provided (used) by operating activities	$507	$7,465

The following table provides a detail of comprehensive income (loss) (in thousands):

	Quarter Ended September 30,
	2008	2009
Net income (loss) attributable to stockholders	$(5,027)	$75
Other comprehensive income (loss) — cumulative translation adjustment	(9,526)	4,060

Comprehensive income (loss)	$(14,553)	$4,135

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, long-lived assets (consisting of lease fleet and property, plant and equipment) and operating income as attributed to its two geographic locations (in thousands):

	Quarter Ended September 30,
Revenues from external customers:	2008	2009
North America:
Sales	$—	$4,474
Leasing	—	9,953

	—	14,427

Asia-Pacific:
Sales	20,995	12,139
Leasing	10,658	8,653

	31,653	20,792

Total revenues	$31,653	$35,219

Long-lived assets:	June 30, 2009	September 30, 2009
		(Unaudited)
North America	$112,419	$112,296
Asia-Pacific	86,956	93,932

Total long-lived assets	$199,375	$206,228

	Quarter Ended September 30,
Operating income:	2008	2009
North America	$(535)	$1,771
Asia-Pacific	2,262	304

Total operating income	$1,727	$2,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 filed with the Securities and Exchange Commission (“SEC”); as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2009 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our filings that we have made with the SEC.
References in this Item. 2 to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (“Pac-Van”).
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
Business Overview
The global economic downturn and credit crisis, particularly the recession experienced in the United States and Australia, are having a negative impact upon our business and we have responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending, curtail acquisition activity and reduce our long-term debt. We continuously monitor our performance and customer demand levels to find more efficiency in all aspects of our business. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without effecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.

We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through eighteen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of September 30, 2009, we had 219 and 196 employees and 27,626 and 11,341 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the quarter ended September 30, 2009 the mix was 47% sales and 53% leasing.
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
Quarter Ended September 30, 2009 (“QE FY 2010”) Compared to Quarter September 30, 2008 (“QE FY 2009”)
The following compares our QE FY 2010 results of operations with our QE FY 2009 results of operations.
Revenues. Revenues totaled $35.2 million in QE FY 2010, an increase of $3.5 million, or 11.0%, from $31.7 million in QE FY 2009. The increase was primarily due to $14.4 million of revenues at Pac-Van, which we acquired on October 1, 2008, substantially offset by a $10.9 million decrease, or 34.4%, in revenues in QE FY 2010 from QE FY 2009 at Royal Wolf. The economic downturn in the Asia-Pacific area during QE FY 2010 resulted in a significant reduction in our overall business, but particularly in the mining and defense and transportation (road and rail) sectors, which had an aggregate decline in revenues of over $8.0 million from QE FY 2009. Sales and leasing revenues represented 47% and 53% of total revenues in QE FY 2010 and 66% and 34% of total revenues in QE FY 2009, respectively; the more favorable leasing revenue mix in QE FY 2010 resulting primarily from our acquisition of Pac-Van.
Sales during QE FY 2010 amounted to $16.6 million, compared to $21.0 million during QE FY 2009; representing a decrease of $4.4 million, or 21.0%. The decrease was primarily because sales at Royal Wolf were $8.9 million lower in QE FY 2010 from QE FY 2009, but this reduction was offset somewhat by a sales increase in QE FY 2010 of $4.5 million at Pac-Van. In QE FY 2010 sales in the Asia-Pacific area declined $6.1 million and $2.1 million in our national accounts group (or non-retail operations) and CSC retail operations, respectively, and we experienced an unfavorable foreign exchange rate effect of $0.7 million. The $6.1 million decrease in our national accounts group consisted of a $1.2 million reduction due to lower prices and a $4.9 million reduction due to lower unit sales. The $2.1 million decrease in our retail operations consisted of a $0.8 million reduction in sales prices and a $1.3 million reduction from lower unit sales.

In both our national accounts group and retail businesses, the decline in sales was primarily in the mining and defense and transportation sectors, which saw sales drop in these sectors from $10.6 million in QE FY 2009 to $2.7 million in QE FY 2010. Our business in these sectors, particularly mining and defense, was significantly impacted by the economic downturn in the Asia-Pacific area, most significantly the curtailment of mining and production in China during QE FY 2010.
Leasing revenues during QE FY 2010 amounted to $18.6 million compared to $10.7 million during QE FY 2009, representing an increase of $7.9 million, or 73.8%. The increase was primarily due to leasing revenues recognized at Pac-Van of $9.9 million, which had an average composite utilization rate of 71.0% in QE FY 2010. This increase was offset somewhat by a reduction in leasing revenues at Royal Wolf of $2.0 million, or 18.7%, in QE FY 2010 from QE FY 2009. This was driven by a decrease of $2.0 million in the average total number of units on lease per month ($1.4 million in our retail business and $0.6 million in our national accounts group) and an unfavorable foreign exchange rate effect of $0.2 million; offset somewhat by an increase of $0.2 million due to growth in the average pricing on lease per month ($0.1 million decrease in our retail business and $0.3 million increase in our national accounts group). At Royal Wolf, average utilization in the retail operations was 76.0% during QE FY 2010, as compared to 80.4% during QE FY 2009; and average utilization in the national accounts group operations was 63.5% during QE FY 2010, as compared to 77.3% during QE FY 2009. Overall average utilization at Royal Wolf was 71.5% in QE FY 2010, as compared to 78.8% in QE FY 2009. The average monthly lease rate of containers in QE FY 2010 for Royal Wolf was AUS$152, as compared to AUS$145 in QE FY 2009. At Pac-Van, the average monthly lease rate for QE FY 2010 was $90, $244 and $967 for containers, mobile offices and modular units, respectively; as compared to $93, $255 and $1,043 for containers, mobile offices and modular units, respectively, during the previous quarter ended June 30, 2009. The lower monthly lease rates reflect the competitive pressures n the current U.S. economy to maintain lease revenues and utilization rates; particularly in the construction industry in which Pac-Van has over 40% of its business.
In QE FY 2010, at Royal Wolf, the transportation sector experienced the largest leasing revenue reduction from QE FY 2009 ($0.8 million) and the impact of the downturn in the Asia-Pacific area was reflected in the reduction of our utilization rates in QE FY 2010 from QE FY 2009; however, our average monthly lease rate increased, which we believe is reflective of our position as the only national company in the mobile storage industry in Australia and New Zealand. Royal Wolf continually reviews each local market in which it does business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues. At Pac-Van, maintaining utilization rates are of particular importance as under its senior secured credit facility led by LaSalle National Association, now Bank of America, N.A. (“BOA”), Pac-Van is required to maintain a minimum overall utilization rate, as defined, of over 70% at each quarter end. The impact of this is that Pac-Van would be more apt to reduce its monthly lease rate to maintain its utilization than Royal Wolf.
The average value of the U.S. dollar against the Australian dollar strengthened during QE FY 2010 as compared to QE FY 2009. The average currency exchange rate of one Australian dollar during QE FY 2009 was $0.89174 U.S. dollar compared to $0.83244 U.S. dollar during QE FY 2010. This fluctuation in foreign currency exchange rates resulted in a decrease to our total revenues at Royal Wolf of $0.9 million in QE FY 2010 when compared to QE FY 2009.
Cost of Sales. Cost of sales decreased by a net $4.4 million to $13.8 million during QE FY 2010 from $18.2 million during QE FY 2009; reflecting the reduction in sales at Royal Wolf of $7.7 million, offset somewhat by an increase of $3.3 million at Pac-Van. Our gross profit percentage from sales revenues improved during QE FY 2010 to approximately 17% compared to 13% during QE FY 2009, primarily as a result of the more favorable gross profit percentage of approximately 27% at Pac-Van during QE FY 2010. Royal Wolf’s gross profit percentage in QE FY 2010 remained flat at approximately 13% with QE FY 2009.

Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $5.7 million during QE FY 2010 to $14.1 million from $8.4 million during QE FY 2009. This increase included $7.4 million incurred at Pac-Van; offset slightly by an approximately (a) a $0.1 decrease at GFN, which incurred $0.5 million during QE FY 2010 as compared to $0.6 million in QE FY 2009, and (b) a $1.6 million decrease at Royal Wolf, which incurred $6.2 million in QE FY 2010 as compared to $7.8 million in QE FY 2009. The following table provides more detailed information:

	Quarter Ended September 30,
	2008	2009
	(in millions)
Salaries, wages and related	$4.1	$3.4
Share-based payments	0.1	0.1
Rent	0.1	0.1
CSC operating costs	1.5	1.2
Business promotion	0.4	0.3
Travel and meals	0.4	0.2
IT and telecommunications	0.3	0.2
Professional costs	0.6	0.3
Other	0.3	0.4

	$7.8	$6.2

Operating expenses at Royal Wolf decreased by $1.6 million, or 20.5%, in QE FY 2010 from QE FY 2009. As a percentage of revenues, it increased to 29.8% in QE FY 2010 from 24.6% in QE FY 2009; primarily as a result of the lower revenues at Royal Wolf in QE FY 2010 from QE FY 2009. The major decreases in leasing, selling and general expenses for QE FY 2010 were: (1) salaries and related payroll costs decreased as a result of staff reductions and lower bonuses, (2) less discretionary spending on retail business (“CSC operating costs”) including travel and meals, and (3) better control of our professional costs.
As a percentage of revenues, operating expenses at Pac-Van were 51.0% during QE FY 2010. Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of QE FY 2010 sales to leasing revenue at 58% is higher than the 31% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets. Overall, total operating expenses as a percentage of revenues were 39.9% in QE FY 2010, as compared to 26.5% in QE FY 2009.
Depreciation and Amortization. Depreciation and amortization increased by $1.9 million to $5.3 million during QE FY 2010 from $3.4 million during QE FY 2009. The increase was primarily due to adjustments to fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, as well as three other smaller acquisitions since June 2008. Depreciation and amortization at Pac-Van totaled $1.4 million during QE FY 2010.
Interest Expense. Interest expense of $3.7 million in QE FY 2010 was $0.7 million lower than the $4.4 million in QE FY 2009. This was due primarily to an overall $2.0 million interest reduction at Royal Wolf caused by lower effective interest rates (including foreign translation effect) and the fact that it had an unrealized gain on interest rate swap and option contracts totaling $0.1 million in QE FY 2010 versus an unrealized loss of $1.5 million in QE FY 2009. Royal Wolf’s weighted-average interest rate was 10.2% in QE FY 2010, as compared to 13.1% in QE FY 2009. These factors more than offset the effect of the increased total debt since June 30, 2008, primarily as a result of our acquisition of Pac-Van and capital expenditure requirements. The Pac-Van acquisition, another small acquisition and capital requirements in the U.S. were funded principally with the assumption of and borrowings under the BOA senior credit facility and the senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). Interest expense at Pac-Van, with a weighted-average rate of 5.3%, totaled $1.3 million in QE FY 2010. Two small acquisitions and capital expenditure requirements in the Asia-Pacific area were funded primarily by borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). Total long-term debt, including current portion, totaled $81,252, $95,942, $200,304 and $198,735 at June 30, 2008, September 30, 2008, June 30, 2009 and September 30, 2009, respectively.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar strengthened during QE FY 2010 as compared to QE FY 2009, but the U.S. dollar weakened against the Australian dollar from June 30, 2009 to September 30, 2009. The currency exchange rate of one Australian dollar at June 30, 2009 was $0.8048 U.S. dollar compared to $0.8729 U.S. dollar at September 30, 2009. In QE FY 2010, unrealized and realized foreign exchange gains totaled $2.3 million and $0.1 million, respectively, and unrealized gains on forward currency exchange contracts totaled $0.2 million. In QE FY 2009, unrealized foreign exchange losses totaled $5.8 million and realized exchange losses totaled $3.2 million; primarily because of a realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We had advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. Unrealized gains on forward currency exchange contracts totaled $1.3 million in QE FY 2009.

Income Taxes. Our effective income tax increased to 36.5% during QE FY 2010 from the QE FY 2009 effective rate of 34.8% rate (which resulted in an income tax benefit), primarily because we are now required to file tax returns in multiple U.S. states as a result of the Pac-Van acquisition. As of June 30, 2009, we had a U.S. federal net operating loss carryforward of approximately $34.8 million, which expires if unused during fiscal years 2019 to 2029.
Net Income Attributable to Stockholders. We had net income attributable to stockholders of $0.1 million during QE FY 2010, as compared to a net loss of $5.0 million during QE FY 2009, primarily as a result of the operating profit from Pac-Van, which we acquired on October 1, 2008, the favorable impact of the foreign currency exchange gains and reduced interest expense QE FY 2010 versus QE FY 2009.
Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”)
Earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA” and “adjusted EBITDA”) are supplemental measures of our performance that are not required by, or presented in accordance with U.S. GAAP. These measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results. EBITDA and adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and adjusted EBITDA only supplementally. The following table shows our EBITDA and adjusted EBITDA, and the reconciliation from operating income:

	Quarter Ended September 30,
	2008	2009
	(in thousands)
Operating income	$1,727	$2,075
Add — depreciation and amortization	3,383	5,257

EBITDA	5,110	7,332
Add — Share-based compensation expense	210	246

Adjusted EBITDA	$5,320	$7,578

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

Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially independent of one another. Each have term debt and bank credit facilities that provide short term and long term funding and require compliance with various covenants. These covenants require them to, among other things; maintain certain levels of interest coverage, EBITDA, unit utilization rate and overall leverage. In addition, we have a $1.0 million credit facility with Union Bank and have certain obligations to Bison Capital and SPV in connection with its purchase of Royal Wolf and Pac Van, respectively.
The global economic downturn and credit crises have had and continue to have a significant adverse impact on our business operations, making compliance with the various loan covenants very challenging. In addition, our leverage has increased due to declining EBITDA and asset values. We have limited access to additional capital except on terms that may be viewed as onerous and expensive. While we have and continue to proactively manage compliance with the covenants of our various loan agreements and believe we have satisfactory relationships with each lender, continued deterioration of the economies in which we operate could lead to a breach in one or more covenants and the lenders accelerating loan maturities.
During the fiscal year ended June 30, 2009 (“FY 2009”), we began negotiations with our lenders to modify various covenants and extend maturities. These included our amending our senior credit facility with ANZ (see Note 4 of Notes to Condensed Consolidated Financial Statements) and our shareholders agreement with Bison Capital in GFN U.S. (see Note 8 of Notes to Condensed Consolidated Financial Statements). The effect of these amendments, among other things, was establishing financial covenants on the ANZ facility at less restrictive levels, as well as revising principal payment requirements, and deferring Bison Capital’s put option on their minority interest in GFN U.S. (through which we indirectly own Royal Wolf) to July 2011. Also, as a result of the ANZ credit facility amendment, we are required to pay the U.S.-denominated principal payment of $5.5 million due Bison Capital in July 2010 by a capital infusion from GFN.
Our required principal and other obligations payments (not including and Bison Capital’s put option) for the current fiscal year ending June 30, 2010 and the subsequent three fiscal years are as follows:

	Year Ending June 30,
	2010 (a)	2011	2012 (b)	2013
ANZ senior credit facility and other	$10,900	$10,600	$300	$56,800
Bison Capital subordinated notes	—	5,500	—	16,000
Holdback note (issued in connection with Pac-Van acquisition)	1,500	—	—	—
BOA senior credit facility	—	—	—	71,100
SPV subordinated note	—	—	—	25,000
Union Bank credit facility	—	900	—	—

	$12,400	$17,000	$300	$168,900

(a)	Does not include the invoice financing and overdraft facilities totaling $4.3 million. These continually roll over and will be fully repaid at the maturity of the ANZ facility.

(b)	The Bison put option of a minimum of $12.9 million is effective on July 1, 2011.
As reflected in the table above, unless conditions significantly change, a company-wide capital restructuring will be required some time before or during the fiscal year ending June 30, 2013, as the majority of the outstanding borrowings under our secured senior and subordinated loans mature during this period. In the foreseeable future, however, we have three principal objectives with respect to our liquidity:
1. Reduce overall leverage in each operating entity by minimizing capital expenditures and using operating cash flow to pay interest and reduce debt.
2. Operate the businesses to meet all loan covenant requirements.
3. Generate sufficient capital, either through operations or external sources, including debt or equity, to meet loan maturities.

Depending on our operating performance, we believe we may require up to an approximately net $6.0 million of external financing during the fiscal year ending June 30, 2010 to achieve these objectives. There can be no assurance that we will be successful in raising additional capital or maintaining compliance with our loan covenants. We currently do not pay a dividend on common stock and anticipate using retained earnings to reduce debt for the foreseeable future.
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
As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facility with ANZ and the senior secured credit facility led by BOA. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank and have outstanding senior subordinated notes with Bison Capital and SPV. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below.

	Quarter Ended September 30,
	2008	2009
Net cash provided by operating activities	$507	$7,465

Net cash used by investing activities	$(7,121)	$(2,579)

Net cash provided (used) by financing activities	$26,578	$(8,153)

Operating activities. Our operations provided net cash flow of $7.9 million during QE FY 2010, as compared to $0.5 million during QE FY 2009. The significant increase in operating cash flows of $7.4 million in QE FY 2010 from QE FY 2009 was primarily due to (1) net income of $0.6 million versus a net loss of $6.7 million, and (2) non-cash adjustments of (i) unrealized gains on forward exchange contracts of $0.2 million versus $1.3 million, (ii) depreciation and amortization of $5.3 million versus $3.4 million and (iii) additional deferred income taxes of $4.1 million in QE FY 2010 versus QE FY 2009. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At September 30, 2009, we had a net deferred tax liability of $14.1 million. Operating cash flow was offset somewhat by non-cash adjustments in QE FY 2010 when compared to QE FY 2009 for (i) unrealized foreign exchange gains of $2.3 million versus an unrealized loss of $5.8 million and unrealized gains on interest rate swaps and options of $0.1 million versus an unrealized loss of $1.5 million. The non-cash adjustments in QE FY 2009 more than offset the other adjustments and uses of cash, including the realized foreign exchange losses of $2.8 million incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million.
Investing Activities. Net cash used by investing activities was $2.6 million for QE FY 2010, as compared to $7.1 million for QE FY 2009. In QE FY 2009, cash of $1.0 million was used to acquire one small business in the Asia-Pacific area. Purchases of property, plant and equipment were approximately $1.0 million in both QE FY 2010 and QE FY 2009, and purchases of lease fleet declined from $5.0 million in QE FY 2009 to $1.4 million in QE FY 2010; despite the acquisition of Pac-Van and its capital requirements. In the current economic environment, we are minimizing our capital expenditures to reduce our overall leverage and anticipate our near term investing activities will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and a cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which does not have a minimum purchase commitment, but does require us to purchase up to 5,000 containers if offered to us; and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services in connection with any portion of our business. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.

Financing Activities. Net cash used by financing activities was $8.2 million for QE FY 2010, as compared to $26.6 million provided in QE FY 2009. During FY 2009, as a result of the economic environment, we made reducing our long-term debt a principal objective. In QE FY 2010, we reduced our long-term borrowings by $7.9 million, as compared to borrowing $26.1 million in QE FY 2009; which was used primarily by Royal Wolf to repay the intercompany advance totaling $21.5 million (prior to our acquisition of Pac-Van), make a small acquisition and expand the container lease fleet.
Asset Management
Receivables and inventories decreased (including foreign translation effect) from $26.4 million and $22.5 million at June 30, 2009 to $21.7 million and $20.4 million at September 30, 2009, respectively. Effective asset management is a significant focus for us, particularly in this current economic environment, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At September 30, 2009, days sales outstanding (“DSO”) in trade receivables were 40 days and 63 days for Royal Wolf and Pac-Van, as compared to 49 days and 59 days at June 30, 2009, respectively.
Our total lease fleet increased (including foreign translation effect) from $188.9 million at June 30, 2009 to $195.6 million at September 30, 2009. At September 30, 2009, we had 38,967 units (15,412 units in retail operations in Australia, 7,811 units in national account group operations in Australia, 4,403 units in New Zealand, which are considered retail; and 11,341 units in the United States) in our lease fleet, as compared 39,574 units (15,534 units in retail operations in Australia, 8,190 units in national account group operations in Australia, 4,503 units in New Zealand, which are considered retail; and 11,347 units in the United States) at June 30, 2009. At those dates, 27,556 units (11,544 units in retail operations in Australia, 4,891 units in national account group operations in Australia, 3,459 units in New Zealand, which are considered retail; and 7,662 units in the United States) and 27,825 units (11,106 units in retail operations in Australia, 5,145 units in national account group operations in Australia, 3,494 units in New Zealand, which are considered retail; and 8,080 units in the United States) were on lease, respectively.
In the United States, the lease fleet totaled 11,341 units and 11,347 units at September 30, 2009 and June 30, 2009, respectively, and was comprised of 3,965 containers, 6,363 mobile offices and 1,013 modular units at September 30, 2009; and 4,007 containers, 6,327 mobile offices and 1,013 modular units at June 30, 2009. At those dates, in the United States, the total of 7,662 units and 8,080 units on lease, respectively, were comprised of 2,883 containers, 4,003 mobile offices and 776 modular units; and 3,255 containers, 4,061 mobile offices and 764 modular units, respectively.
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
Seasonality
Although demand from certain customer segments can be seasonal, our operations as a whole are not seasonal to any significant extent. We experience a reduction in sales volumes at Royal Wolf during Australia’s summer holiday break from mid-December to the end of January, followed by February being a short working day month. However, this reduction in sales typically is counterbalanced by the increased lease revenues derived from the removals or moving and storage industry, which experiences its seasonal peak of personnel relocations during this same summer holiday break. Demand from some of Pac-Van’s customers can be seasonal, such as in the construction industry, which tends to increase leasing activity in the first and fourth quarters; while customers in the retail industry tend to lease more units in the second quarter.
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

Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.
We are required to estimate the collectability of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. On a recurring basis, we evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, days outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. To date, uncollectible accounts have been within the range of our expectations.
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
We have a fleet of storage containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (10 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We continue to evaluate these depreciation policies as more information becomes available from other comparable sources and our own historical experience.
For the issuances of stock options, we follow the fair value provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. FASB ASC Topic 718 requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, the Company uses volatility rates based upon a sample of comparable companies in the Company’s industry and a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.
We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We will test goodwill annually for impairment or when events or circumstances indicate that there might be impairment using the two-step process prescribed in FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
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
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges and other market-driven rates or prices. Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of market risk related to interest rates and foreign exchanges.

Item 4.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Ronald F. Valenta (our principal executive officer) and Charles E. Barrantes (our principal financial officer) carried out an evaluation as of September 30, 2009 of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, they concluded that, as of September 30, 2009, our disclosure controls and procedures were (1) effective in that they were designed to ensure that material information relating to us is made known to our principal executive and principal financial officers, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There has not been any significant change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC on September 28, 2009 (“Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report.
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

Date: November 12, 2009	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Variation Letter dated as of September 11, 2009 among GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royalwolf Trading Australia Pty Ltd., Royal Wolf Hi-Tech Pty Ltd., Royalwolf NZ Acquisition Co Ltd., Royalwolf Trading New Zealand Ltd. and Australia and New Zealand Banking Group Limited (incorporated by reference to Registrant’s Form 8-K filed September 11, 2009)

10.2	Second Amendment to Shareholders Agreement dated September 21, 2009 (incorporated by reference to Registrant’s Form 8-K filed September 25, 2009)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350