Form 10-Q
period 2009-12-31
General Finance CORP
filed 2010-02-12
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009
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
Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,826,052 shares issued and outstanding as of January 31, 2010.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2009
		(Unaudited)
Assets
Cash and cash equivalents	$3,346	$—
Trade and other receivables, net of allowance for doubtful accounts of $2,642 at June 30, 2009 and $2,799 at December 31, 2009	26,432	20,962
Inventories	22,511	19,098
Prepaid expenses	1,883	2,199

Total current assets	54,172	42,259

Lease receivables	1,163	983
Property, plant and equipment, net	10,460	10,541
Lease fleet, net	188,915	195,116
Goodwill	73,917	76,789
Intangible assets, net	30,058	28,343
Other assets	11	11

Total assets	$358,696	$354,042

Current liabilities
Trade payables and accrued liabilities	$24,422	$19,694
Current portion of long-term debt and obligations	16,371	25,529
Unearned revenue and advance payments	8,461	8,397

Total current liabilities	49,254	53,620

Non-current liabilities
Long-term debt and obligations, net of current portion	183,933	168,758
Deferred tax liabilities	13,822	13,703
Employee benefits and other non-current liabilities	235	342

Total non-current liabilities	197,990	182,803

Commitments and contingencies (Note 8)	—	—

Noncontrolling interest (Note 8)	8,278	9,862

Stockholders’ equity

Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and stated at liquidation value ($1,386 and $1,437 total liquidation preference at June 30, 2009 and December 31, 2009, respectively)	1,345	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 17,826,052 shares outstanding	2	2
Additional paid-in capital	105,314	105,730
Accumulated other comprehensive income (loss)	(4,963)	296
Retained earnings	1,476	334

Total stockholders’ equity	103,174	107,757

Total liabilities and stockholders’ equity	$358,696	$354,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009

Revenues
Sales	$21,329	$19,288	$42,324	$35,901
Leasing	21,272	19,858	31,930	38,464

	42,601	39,146	74,254	74,365

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	18,135	16,926	36,301	30,711
Leasing, selling and general expenses	15,295	14,485	23,672	28,587
Depreciation and amortization	3,896	5,094	7,279	10,351

Operating income	5,275	2,641	7,002	4,716

Interest income	65	63	186	122
Interest expense	(5,716)	(4,132)	(10,080)	(7,839)
Foreign currency exchange gain (loss) and other	(2,998)	545	(10,715)	3,138

	(8,649)	(3,524)	(20,609)	(4,579)

Income (loss) before provision for income taxes and noncontrolling interest	(3,374)	(883)	(13,607)	137

Provision (benefit) for income taxes	(1,170)	(322)	(4,735)	50

Net income (loss)	(2,204)	(561)	(8,872)	87

Noncontrolling interest	1,199	(573)	2,840	(1,146)

Net loss attributable to stockholders	$(1,005)	$(1,134)	$(6,032)	$(1,059)

Net loss per common share:
Basic	$(0.06)	$(0.07)	$(0.38)	$(0.06)
Diluted	(0.06)	(0.07)	(0.38)	(0.06)

Weighted average shares outstanding:
Basic	17,826,052	17,826,052	15,826,052	17,826,052
Diluted	17,826,052	17,826,052	15,826,052	17,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2008	2009

Net cash provided by operating activities (Note 9)	$5,534	$15,881

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	92	31
Business acquisitions, net of cash acquired	(20,989)	—
Purchases of property, plant and equipment	(1,842)	(896)
Purchases of lease fleet	(11,344)	(2,406)
Purchase of intangible assets	(20)	—

Net cash used by investing activities	(34,103)	(3,271)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	819	(17)
Proceeds from (repayments of) long-term borrowings	25,571	(15,161)
Proceeds from issuances of capital	—	50
Cumulative dividends paid	—	(83)

Net cash provided (used) by financing activities	26,390	(15,211)

Net decrease in cash	(2,179)	(2,601)

Cash and equivalents at beginning of period	2,772	3,346

The effect of foreign currency translation on cash	(593)	(745)

Cash and equivalents at end of period	$—	$—

Non-cash investing and financing activities:
On October 1, 2008, the Company issued a subordinated promissory note of $1,500 and common stock of $25,600 as part of the consideration for the Pac-Van acquisition (see Note 1).
On December 8, 2008, the Company issued preferred stock of $100 as part of the consideration for a small acquisition (see Note 3).
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
Acquisition of Pac-Van
The Company’s long-term strategy is to acquire and conduct operations in North America, Europe and the Asia-Pacific area. The acquisition of Pac-Van gave the Company the opportunity to enter and participate in the United States with an experienced management team. On October 1, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The total purchase consideration, including the Company’s transaction costs of approximately $0.9 million has been allocated to tangible and intangible assets acquired, including goodwill (which will not be deductible for tax purposes), and liabilities assumed based on their estimated fair market values as of October 1, 2008, as follows (in thousands):

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

The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Pac-Van and do not reflect the operating results of Pac-Van prior to the acquisition date. The following unaudited pro forma information for the six months ended December 31, 2008 assumes the acquisition of Pac-Van occurred at the beginning of the period (in thousands, except per share data):

Six Months Ended
December 31,
2008
Revenues	$96,896

Net income (loss) attributable to stockholders	(4,708)

Pro forma net income (loss) per common share:
Basic	(0.26)
Diluted	$(0.26)

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
Unless otherwise indicated, references to “FY 2009” and “FY 2010” are to the six months ended December 31, 2008 and 2009, respectively.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30, 2009	December 31, 2009
		(Unaudited)
Finished goods	$21,170	$17,461
Work in progress	1,341	1,637

	$22,511	$19,098

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
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated
	Useful Life	June 30, 2009	December 31, 2009
			(Unaudited)
Land	—	$1,486	$1,648
Building	40 years	230	255
Transportation and plant equipment (including capital lease assets)	3 – 10 years	9,010	10,751
Furniture, fixtures and office equipment	3 – 10 years	3,017	2,786

		13,743	15,440
Less accumulated depreciation and amortization		(3,283)	(4,899)

		$10,460	$10,541

Lease Fleet
The Company has a fleet of storage containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 – 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies against various factors, including the practices of the larger competitors in the industry, and its own historical experience.
Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.
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
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to stockholders, less dividends declared (or accumulated) on cumulative preferred stock (Note 3), by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	Quarter Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Basic	17,826,052	17,826,052	15,826,052	17,826,052
Assumed exercise of warrants	—	—	—	—
Assumed exercise of stock options	—	—	—	—

Diluted	17,826,052	17,826,052	15,826,052	17,826,052

For the quarter and six months ended December 31, 2008 and 2009, potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,444,380 and 6,444,380 and 8,254,290, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
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
In May 2009, the FASB issued a pronouncement on what is now codified as FASB ASC Topic 855, Subsequent Events. This pronouncement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. FASB ASC Topic 855 provides guidance on the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The pronouncement was effective for the Company during the interim and annual period ending June 30, 2009. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, through February 12, 2010, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of FASB ASC Topic 855, there were no events or transactions occurring during this subsequent event reporting period that require recognition or disclosure in the consolidated financial statements.
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
The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.”
Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of December 31, 2009, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of December 31, 2009, since issuance, dividends paid or payable totaled $137,000 and $8,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The unaudited characterization of dividends for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.
Note 4. Long-Term Debt and Obligations
The following is a discussion of the Company’s significant long-term debt facilities and notes.
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is secured by assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, most of which do not provide additional borrowing availability. In addition, the $4,888,000 (AUS$5,600,000) multi-option facility for the lease financing of accommodation units, which was unused at June 30, 2009, has been eliminated. As of December 31, 2009, based upon the exchange rate of one Australian dollar to $0.8931 U.S. dollar and one New Zealand dollar to $0.8038 Australian dollar, borrowings and availability under the ANZ credit facility totaled $79,253,000 (AUS$88,739,000) and $1,263,000 (AUS$1,414,000), respectively. Principal payments for the fiscal year ending June 30, 2010 are required to total at least 80% of Free Cash Flow, as defined; payable at a minimum of $1,116,000 (AUS$1,250,000) per quarter during the interim, with the balance to be paid within 60 days from June 30, 2010. Principal payments vary through the scheduled maturity of the facility in September 2012, but approximately $18,129,000 (AUS$20,299,000) is currently due over the subsequent twelve months ended December 31, 2010. Approximately $12,927,000 (AUS$14,474,000) of the borrowings under the ANZ credit facility at December 31, 2009 bears interest at ANZ’s prime rate, plus 4.15% per annum and is due on July 1, 2010; with substantially the balance of the borrowings bearing interest at ANZ’s prime rate, plus 3.15% per annum. As of December 31, 2009, the weighted-average interest rate was 8.2%; which includes the effect of interest rate swap contracts and options (caps).
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital on July 1, 2010 (see below) must be paid by a capital infusion from GFN, that at least 50% of the amounts owed under the Bison Notes be hedged by Royal Wolf for foreign currency exchange risks and that capital expenditures of property, plant and equipment over $1,786,000 (AUS$2,000,000) in the year ending June 30, 2010 be approved by ANZ.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2010. Collectively, these two notes are referred to as the “Bison Notes.”
At December 31, 2009, the principal balance of the Bison Notes was $21,556,000.
The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility and Subordinated Note
Pac-Van has a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent. The BOA credit facility is secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and is available for purchases of rental equipment and general operating purposes. At December 31, 2009, borrowings and availability under the BOA credit facility totaled $65,400,000 and $27,784,000, respectively. Borrowings under the BOA credit facility are due on August 23, 2012 and accrue interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25% based on Pac-Van’s leverage. In addition, the Company is required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis. As of December 31, 2009, the weighted-average interest rate was 2.4%. The BOA senior credit facility is subject to certain covenants, including compliance with minimum EBITDA levels, as defined, specified interest coverage, senior and total debt ratios based on a TTM EBITDA basis, a minimum utilization rate, as defined; and, among other things, restrictions on the payment of dividends, loans and payments to affiliates.
Pac-Van also has a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000. This subordinated note matures on February 2, 2013, requires quarterly interest only payments computed at 13.0% per annum and is also subject to the maintenance of certain financial covenants.
Other
The Company has a credit agreement, as amended, with Union Bank (“UB”) for a $1,000,000 credit facility. Borrowings or advances under the facility bear interest at UB’s “Reference Rate” (which approximates the U.S. prime rate) and are due and payable by March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of December 31, 2009, borrowings under the UB credit facility totaled $900,000.
Other long-term debt and obligations totaled $2,178,000 at December 31, 2009, which includes the subordinated promissory note of $1,500,000 issued in connection with the acquisition of Pac-Van (see Note 1).
Loan Covenant Compliance
The Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes discussed above as of December 31, 2009. However, as widely reported, the financial markets and economy in the U.S., as well as the global economy in general, have been in a downturn or recession for a period of time. If the results of operations of the Company continue to be weak or worsens, the Company may be unable to comply with the covenants of its credit agreements which may require waivers of covenant compliance, amendments to such agreements or alternative borrowing arrangements. While management of the Company believes its relationships with its senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.

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

		Asset Derivative - Fair Value (Level 2)
Type of Derivative		June 30,	December 31,
Contract	Balance Sheet Classification	2009	2009
			(Unaudited)

Forward Contracts	Trade and other receivables	$—	$49

		Liability Derivative - Fair Value (Level 2)
Type of Derivative		June 30,	December 31,
Contract	Balance Sheet Classification	2009	2009
			(Unaudited)

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$1,587	$1,339
Forward Contracts	Trade payables and accrued liabilities	656	—

Type of Derivative		Six Months Ended December 31,
Contract	Statement of Operations Classification	2008	2009

Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$(2,942)	$181

Forward Contracts	Foreign currency exchange gain (loss) and other	2,406	761

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
To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges are highly effective. However, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change.
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of December 31, 2009, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	December 31, 2009
Swap	$14,736	$(706)
Swap	1,786	(132)
Swap	4,504	(307)
Swap	3,184	(235)
Option (Cap)	1,930	7
Option (Cap)	1,365	1
Option (Cap)	10,717	33

Total	$38,222	$(1,339)

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
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2009 and FY 2010, unrealized and realized foreign exchange (losses) and gains totaled ($9,723,000) and ($3,394,000) and $1,963,000 and $408,000, respectively.

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
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $58,000 and $55,000 in FY 2009 and FY 2010, respectively.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $57,000 ($42,000 at the corporate office and $15,000 at the operating subsidiaries) in FY 2010, and $91,000, plus out-of-pocket expenses, in FY 2009.
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
On October 1, 2008 (“October 2008 Grant”), the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 356,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date; or $6.40 per share. The October 2008 Grant consisted of 154,550 options with a vesting period of five years, 9,000 options with a vesting period of three years and 192,450 options that vest subject to performance conditions based on Pac-Van achieving EBITDA and return on asset targets for 2009 and to-be-determined targets for the subsequent four fiscal years. The Company commenced recognizing compensation expense over the vesting periods ranging from 1.92 years to 5.92 years pertaining to 38,490 options in each of those vesting periods. However, the targets for 2009 were not achieved and those performance-based options were forfeited during the quarter ended September 30, 2009.
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
A summary of the Company’s stock option activity and related information under the 2006 Plan as of and for FY 2010 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2009	1,358,000	$7.39
Granted	—	—
Exercised	—	—
Forfeited or expired	(176,090)	6.39

Outstanding at December 31, 2009	1,181,910	$7.54	8.1

Exercisable at December 31, 2009	413,810	$8.01	7.7

At December 31, 2009, the Company’s market price for its common stock was at $1.27 per share, which is below the exercise prices of all of the outstanding stock options. Also at December 31, 2009, stock-based compensation of $1,938,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, and there remains $1,726,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.7 years.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of the stock options granted under the 2006 Plan was determined by using the Black-Scholes option-pricing model. The range of the fair value of the stock options granted and the assumptions used are as follows:

2006 Grant

Fair value of stock option	$1.06 – $3.94

Assumptions used:
Risk-free interest rate	1.99% – 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% – 59.9%
Expected dividends	—

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
On September 21, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan (“2009 Plan”), which was approved by stockholder approval at the Company’s annual meeting on December 10, 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company will suspend further grants under the 2006 Plan. Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan. As of December 31, 2009, there were no grants under the 2009 Plan.
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

	Six Months Ended
	December 31,
	2008	2009
Cash flows from operating activities
Net income (loss)	$(8,872)	$87
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on sales and disposals of property, plant and equipment	6	2
Unrealized foreign exchange loss (gain)	9,723	(1,963)
Unrealized loss on forward exchange contracts	(2,406)	(761)
Unrealized loss (gain) on interest rate swaps and options	2,942	(181)
Depreciation and amortization	7,279	10,351
Amortization of deferred financing costs	114	190
Accretion of interest	119	120
Share-based compensation expense	476	416
Contributed services	116	—
Deferred income taxes	(5,038)	(86)
Changes in operating assets and liabilities:
Trade and other receivables, net	342	7,674
Inventories	(5,184)	4,732
Prepaid expenses and other	253	798
Trade payables, accrued liabilities and other deferred credits	5.916	(5,629)
Income taxes payable	(252)	131

Net cash provided by operating activities	$5,534	$15,881

The following table provides a detail of comprehensive income (loss) (in thousands):

	Quarter Ended December 31,
	2008	2009
Net loss attributable to stockholders	$(1,005)	$(1,134)
Other comprehensive income (loss) — cumulative translation adjustment	(9,196)	1,199

Comprehensive income (loss)	$(10,201)	$65

	Six Months Ended December 31,
	2008	2009
Net loss attributable to stockholders	$(6,032)	$(1,059)
Other comprehensive income (loss) — cumulative translation adjustment	(18,722)	5,259

Comprehensive income (loss)	$(24,754)	$4,200

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, long-lived assets (consisting of lease fleet and property, plant and equipment) and operating income as attributed to its two geographic locations (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Revenues from external customers
North America:
Sales	$8,985	$4,732	$8,985	$9,206
Leasing	12,428	9,098	12,428	19,051

	21,413	13,830	21,413	28,257

Asia-Pacific:
Sales	12,344	14,556	33,339	26,695
Leasing	8,844	10,760	19,502	19,413

	21,188	25,316	52,841	46,108

Total	$42,601	$39,146	$74,254	$74,365

Operating income
North America	$3,529	$768	$2,994	$2,539
Asia-Pacific	1,746	1,873	4,008	2,177

Total	$5,275	$2,641	$7,002	$4,716

	At
	June 30, 2009	December 31, 2009
		(Unaudited)
Long-lived assets
North America	$112,419	$109,763
Asia-Pacific	86,956	95,894

Total	$199,375	$205,657

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
Business Overview
The global economic downturn and credit crisis, particularly the recession experienced in the United States and Australia, are having a negative impact upon our business and we have responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending, curtail acquisition activity and reduce our long-term debt. We continuously monitor our performance and customer demand levels to find more efficiency in all aspects of our business. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without affecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.

We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through eighteen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of December 31, 2009, we had 224 and 193 employees and 27,439 and 11,061 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the six months ended December 31, 2009 the mix was 48% sales and 52% leasing.
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
Mobile Storage
Storage Containers. Storage containers consist of new and used shipping containers that have been purchased and refurbished and provide a flexible, low cost alternative to warehousing, while offering greater security, convenience, and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.
Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.
Quarter Ended December 31, 2009 (“QE FY 2010”) Compared to Quarter December 31, 2008 (“QE FY 2009”)
The following compares our QE FY 2010 results of operations with our QE FY 2009 results of operations.
Revenues. Total revenues were $39.1 million in QE FY 2010, as compared with revenues of $42.6 million in QE FY 2009, representing a decline of 8%. Total revenues at Royal Wolf increased by $4.1 million, or 19%, to $25.3 million, but total revenues at Pac-Van declined by $7.6 million, or 36%, to $13.8 million. The strengthening in the average Australian dollar to the U.S. dollar in QE FY 2010 versus QE FY 2009 discussed below was the reason for the increase at Royal Wolf, which otherwise would have shown a reduction of approximately 11% in total revenues. The economic downturn in both our geographic segments during QE FY 2010 resulted in a significant reduction in our overall business, but particularly in the construction-related and mining and defense sectors in the United States and the Asia — Pacific area, respectively. These sectors experienced aggregate declines in revenues of approximately $7.0 million and $1.4 million, respectively, in QE FY 2010 from QE FY 2009. Sales and leasing revenues represented 49% and 51% of total revenues in QE FY 2010, respectively, and 50% each of total revenues in QE FY 2009.
Sales revenues declined approximately 10% in QE FY 2010 when compared to QE FY 2009, with Royal Wolf sales increasing by $2.3 million and Pac-Van sales declining by $4.3 million. Excluding the benefit of the translation as a result of the stronger Australian dollar, Royal Wolf’s sales revenues would have decreased by 13%. In QE FY 2009, sales revenues at Pac-Van benefited by a single sale of $4.5 million. In QE FY 2010, sales in the Asia-Pacific area declined $0.6 million in our national accounts group (or non-retail operations) primarily because of the reduced activity in the mining and defense sector and increased $2.9 million in our CSC retail operations from QE FY 2009.

The $0.6 million decrease in our national accounts group consisted of a $7.1 million reduction due to lower prices, which was substantially offset by a $3.9 million increase due to higher unit sales and a favorable foreign exchange rate effect of $2.6 million. The decrease in our sales prices is primarily due to sales of certain mining container units that remain in inventory as a result of a cancelled leasing order in FY 2009. There are 162 of these units available for sale at December 31, 2009, at a cost of approximately $16,000 each, which we anticipate selling in the range of $20,000 per unit.
The $2.9 million increase in our retail operations consisted of a $5.1 million increase in sales prices and a favorable foreign exchange rate effect of $1.9 million, offset somewhat by a $4.1 million reduction from lower unit sales. The sales revenue increase was primarily due from demand in our CSCs in Western Australia and the Northern Territory because of increased oil exploration activities in those regions. Sales pricing overall has increased, but not proportionately, reflecting the increased cost of primarily our 20-foot and 10-foot mini-cube containers.
Leasing revenues declined by $1.4 million, or 7%, to $19.9 million in QE FY 2010 from $21.3 million in QE FY 2009; primarily due to lower utilization and lease rates at Pac-Van, which resulted in a reduction of $3.3 million. Leasing revenues at Royal Wolf increased $1.9 million, or 9%, driven by an increase of $0.4 million due to growth in the average pricing on lease per month ($0.2 million increase in both our retail business and national accounts group) and a favorable foreign exchange rate effect of $2.5 million; offset somewhat by a decrease of $1.0 million in the average total number of units on lease per month ($0.5 million in both our retail business and national accounts group). However, the size of the lease fleet has decreased by 11% since December 31, 2008 in the Asia-Pacific area and the lower units on lease, without the translation benefit of the stronger Australian dollar, resulted in a net reduction of 9% in leasing revenues.
At Royal Wolf, average utilization in the retail operations was 79% during QE FY 2010, as compared to 77% during QE FY 2009; and average utilization in the national accounts group operations was 78% during QE FY 2010, as compared to 82% during QE FY 2009. Overall average utilization at Royal Wolf was 79% in QE FY 2010, as compared to 78% in QE FY 2009. The average monthly lease rate of containers in QE FY 2010 for Royal Wolf was AUS$158, as compared to AUS$148 in QE FY 2009. Though the unit size of our lease fleet has decreased since December 31, 2008 because of our efforts to curtail expenditures, our average utilization and monthly lease rates have increased. We believe this is reflective of our position as the only national company in the mobile storage industry in Australia and New Zealand. Royal Wolf continually reviews each local market in which it does business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 80%, 64% and 79% and average monthly lease rates were $86, $244 and $923 for containers, mobile offices and modular units, respectively, during QE FY 2010; as compared to 75%, 66% and 80% and $99, $278 and $1,081 for containers, mobile offices and modular units, respectively, during QE FY 2009. The lower monthly lease rates reflect the competitive pressures in the current U.S. economy to maintain lease revenues and utilization rates; particularly in the construction industry in which Pac-Van has historically had over 40% of its business. Maintaining utilization rates are of particular importance as under its senior secured credit facility led by Bank of America, N.A. (“BOA”), Pac-Van is required to maintain a minimum composite utilization rate, as defined, of over 70% at each quarterend. The impact of this is that Pac-Van would be more apt to reduce its monthly lease rate to maintain its utilization than Royal Wolf. At December 31, 2009, the composite utilization rate was 71%.
The average value of the Australian dollar against the U.S. dollar strengthened during QE FY 2010 as compared to QE FY 2009. The average currency exchange rate of one Australian dollar during QE FY 2009 was $0.67306 U.S. dollar compared to $0.90837 U.S. dollar during QE FY 2010. This fluctuation in foreign currency exchange rates resulted in a decrease to our total revenues at Royal Wolf of $7.0 million in QE FY 2010 when compared to QE FY 2009.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by a net $1.2 million to $16.9 million during QE FY 2010 from $18.1 million during QE FY 2009, though not proportionately with the reduction in sales of $3.5 million. Our gross profit percentage from sales revenues deteriorated during QE FY 2010 to approximately 12%, as compared to 15% during QE FY 2009, reflecting the downward pressures on our margins in the current economic environment.
Leasing, Selling and General Expenses. Leasing, selling and general expenses decreased by $0.8 million during QE FY 2010 to $14.5 million from $15.3 million during QE FY 2009. This reduction was not quite proportionate with the reduction in revenues since, as a percentage of revenues, leasing, selling and general expenses increased slightly to 37% in QE FY 2010 from 36% in QE FY 2009. On an absolute basis, the decrease of $0.8 million was primarily due to our cost cutting measures implemented subsequent to QE FY 2009. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.

In general, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of QE FY 2010 sales to leasing revenue at 58% is higher than the 34% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization increased by $1.2 million to $5.1 million during QE FY 2010 from $3.9 million during QE FY 2009. The increase was primarily due to the translation effect of the stronger Australian dollar in QE FY 2010 versus QE FY 2009, which increased depreciation and amortization by $0.9 million in QE FY 2010, as well as the effect of net capital expenditures since December 31, 2008.
Interest Expense. Interest expense of $4.1 million in QE FY 2010 was $1.6 million lower than the $5.7 million in QE FY 2009. This was due primarily to an overall $1.0 million interest reduction at Royal Wolf and a $0.6 million reduction at Pac-Van caused by lower effective interest rates (including foreign translation effect) on lower average borrowings in QE FY 2010 as compared to QE FY 2009 and the fact that we had an unrealized gain on interest rate swap and option contracts totaling $40,000 in QE FY 2010 versus an unrealized loss of $1.4 million in QE FY 2009. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 10.2% in QE FY 2010, as compared to 11.9% in QE FY 2009; and Pac-Van’s weighted-average interest rate in QE FY 2010 was 5.6%, as compared to 6.9% in QE FY 2009. Pac-Van had interest expense of $1.3 million in QE FY 2010 versus $1.9 million in QE FY 2009.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar weakened against the Australian dollar during QE FY 2010 as compared to QE FY 2009 and from September 30, 2009 to December 31, 2009. The currency exchange rate of one Australian dollar at September 30, 2009 was $0.8729 U.S. dollar compared to $0.89310 U.S. dollar at December 31, 2009. In QE FY 2010, unrealized and realized foreign exchange gains were minimal and unrealized gains on forward currency exchange contracts totaled $0.6 million. In QE FY 2009, unrealized foreign exchange losses totaled $3.9 million and realized exchange losses totaled $0.2 million. Unrealized gains on forward currency exchange contracts totaled $1.1 million in QE FY 2009.
Income Taxes. Our effective income tax increased to 36.5% during QE FY 2010 from the QE FY 2009 effective rate of 34.7% rate (which resulted in an income tax benefit), primarily because we are now required to file tax returns in multiple U.S. states as a result of the Pac-Van acquisition.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $0.6 million in QE FY 2010, as compared to a benefit of $1.2 million in QE FY 2009. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011, which resulted in a charge to noncontrolling interest in QE FY 2010. In QE FY 2009, the benefit was due to the substantial net loss incurred at Royal Wolf in QE FY 2009; primarily as a result of the unrealized losses on foreign exchange and interest rate swap an option contracts discussed above.
Net Loss Attributable to Stockholders. We had a net loss attributable to stockholders of $1.1 million during QE FY 2010, which is comparable to the net loss of $1.0 million during QE FY 2009, primarily as a result of the favorable impact of the foreign currency exchange gains and reduced interest expense in QE FY 2010 being offset by the lower profitability at both of our operating units and by the charge for the accretion of the Bison put option.

Six Months Ended December 31, 2009 (“YTD FY 2010”) Compared to Six Months Ended December 31, 2008 (“YTD FY 2009”)
The following compares our YTD FY 2010 results of operations with our YTD FY 2009 results of operations.
Revenues. Revenues totaled $74.4 million in YTD FY 2010 versus $74.2 in YTD FY 2009. The increase of a net $6.8 million in revenues at Pac-Van, which we acquired on October 1, 2008, was substantially offset by a $6.6 million decrease, or 13%, in revenues in YTD FY 2010 from YTD FY 2009 at Royal Wolf. The strengthening in the average Australian dollar to the U.S. dollar in YTD FY 2010 versus YTD FY 2009 discussed below mitigated the decrease at Royal Wolf, which otherwise would have shown a reduction of approximately 23% in total revenues. The economic downturn in both our geographic segments during YTD FY 2010 resulted in a significant reduction in our overall business, but particularly in the construction-related sector in the United States and in the mining and defense and transportation (road and rail) sectors in the Asia-Pacific area. These sectors had an aggregate decline in revenues of approximately $7.0 million and $8.2 million from YTD FY 2009, respectively. Sales and leasing revenues represented 48% and 52% of total revenues in YTD FY 2010 and 57% and 43% of total revenues in YTD FY 2009, respectively; the more favorable leasing revenue mix in YTD FY 2010 resulting primarily from our acquisition of Pac-Van.
Sales during YTD FY 2010 amounted to $35.9 million, compared to $42.3 million during YTD FY 2009; representing a decrease of $6.4 million, or 15%. The decrease was primarily because sales at Royal Wolf were $6.6 million lower in YTD FY 2010 from YTD FY 2009, but this reduction was offset somewhat by a net sales increase in YTD FY 2010 from YTD FY 2009 of $0.2 million as a result of the acquisition of Pac-Van which, in YTD FY 2009, benefited by a single sale of $4.5 million. In YTD FY 2010, sales in the Asia-Pacific area declined $7.1 million in our national accounts group (or non-retail operations), primarily because of the reduced activity in the mining and defense and transportation sectors; and increased $0.5 million in our CSC retail operations from YTD FY 2009.
The $7.1 million decrease in our national accounts group consisted of an $11.0 million reduction due to lower prices, which was substantially offset by a $1.7 million increase due to higher unit sales and a favorable foreign exchange rate effect of $2.2 million. The decrease in our sales prices is primarily due to sales of certain mining container units that remain in inventory as a result of a cancelled leasing order in FY 2009. There are 162 of these units available for sale at December 31, 2009, at a cost of approximately $16,000 each, which we anticipate selling in the range of $20,000 per unit.
The $0.5 million increase in our retail operations consisted of a $2.0 million increase in sales prices and a favorable foreign exchange rate effect of $1.4 million, offset somewhat by a $2.9 million reduction from lower unit sales. The sales revenue increase was primarily due from demand in our CSCs in Western Australia and the Northern Territory because of increased oil exploration activities in those regions. Sales pricing overall has increased, but not proportionately, reflecting the increased cost of primarily our 20-foot and 10-foot mini-cube containers.
Leasing revenues during YTD FY 2010 amounted to $38.5 million compared to $31.9 million during YTD FY 2009, representing an increase of $6.6 million, or 21%. The increase was primarily due to a net leasing revenue increase of $6.7 million in YTD FY 2010 from YTD FY 2009 as result of the acquisition of Pac-Van, offset slightly by a decrease in leasing revenues at Royal Wolf of $0.1 million in YTD FY 2010 from YTD FY 2009. The slight decrease in leasing revenues was driven by an increase of $0.8 million due to growth in the average pricing on lease per month ($0.2 million in our retail business and $0.6 in our national accounts group) and a favorable foreign exchange rate effect of $1.3 million; offset somewhat by a decrease of $2.0 million in the average total number of units on lease per month ($1.1 million in our retail business and $0.9 million national accounts group). However, without the translation benefit of the stronger Australian dollar, leasing revenues declined 10% in YTD FY 2010 from YTD FY 2009 at Royal Wolf.
At Royal Wolf, average utilization in the retail operations was 76% during YTD FY 2010, as compared to 78% during YTD FY 2009; and average utilization in the national accounts group operations was 71% during YTD FY 2010, as compared to 79% during YTD FY 2009. Overall average utilization at Royal Wolf was 75% in YTD FY 2010, as compared to 79% in YTD FY 2009. The average monthly lease rate of containers in YTD FY 2010 for Royal Wolf was AUS$138, as compared to AUS$123 in QE FY 2009. The downturn in the Asia-Pacific area was reflected in the reduction of our utilization rates in YTD FY 2010 from YTD FY 2009; however, our average monthly lease rate increased, which we believe is reflective of our position as the only national company in the mobile storage industry in Australia and New Zealand. Royal Wolf continually reviews each local market in which it does business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 78%, 66% and 79% and monthly lease rates were $88, $244 and $946 for containers, mobile offices and modular units, respectively, during YTD FY 2010; as compared to 76%, 69% and 81% and $100, $276 and $1,103 for containers, mobile offices and modular units, respectively, during YTD FY 2009, including the quarter prior to our acquisition of Pac-Van. The lower monthly lease rates reflect the competitive pressures in the current U.S. economy to maintain lease revenues and utilization rates; particularly in the construction industry in which Pac-Van has over 40% of its business. Maintaining utilization rates are of particular importance as under its senior secured credit facility led by BOA, Pac-Van is required to maintain a minimum composite utilization rate, as defined, of over 70% at each quarterend. The impact of this is that Pac-Van would be more apt to reduce its monthly lease rate to maintain its utilization than Royal Wolf. At December 31, 2009, the composite utilization rate was 71%.

The average value of the Australian dollar against the U.S. dollar strengthened during YTD FY 2010 as compared to YTD FY 2009. The average currency exchange rate of one Australian dollar during YTD FY 2009 was $0.7824 U.S. dollar compared to $0.8704 U.S. dollar during YTD FY 2010. This fluctuation in foreign currency exchange rates resulted in a decrease to our total revenues at Royal Wolf of $4.9 million in YTD FY 2010 when compared to YTD FY 2009.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by a net $5.6 million to $30.7 million during YTD FY 2010 from $36.3 million during YTD FY 2009, which was relatively proportionate with the reduction in sales of $6.4 million. Our gross profit percentage from sales revenues, while remaining constant in YTD FY 2010 with YTD FY 2009 at approximately 14%, has deteriorated in QE FY 2010 from the quarter ended September 30, 2009 reflecting the downward pressures on our margins in the current economic environment.
Leasing, Selling and General Expenses. Leasing, selling and general expenses increased by $4.9 million during YTD FY 2010 to $28.6 million from $23.7 million during YTD FY 2009. This increase included $7.4 million incurred at Pac-Van during the quarter ended September 30, 2009, to which there was no comparable cost in the quarter ended September 30, 2008 of the prior year since Pac-Van was not acquired until October 1, 2008. This increase was offset somewhat by a $1.8 million decrease at Pac-Van from $9.0 million in QE FY 2009 to $7.2 million in QE FY 2010 and a $0.7 million decrease at Royal Wolf, which incurred $12.7 million in YTD FY 2010 as compared to $13.4 million in YTD FY 2009. These reductions were not quite proportionate with the reduction in revenues since, as a percentage of revenues, leasing, selling and general expenses increased slightly to 38% in YTD FY 2010 from 32% in QE FY 2009. On an absolute basis, the decrease of $2.5 million was primarily due to our cost cutting measures implemented subsequent to YTD FY 2009. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of YTD FY 2010 sales to leasing revenue at 58% is higher than the 33% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization increased by $3.1 million to $10.4 million during YTD FY 2010 from $7.3 million during YTD FY 2009. The increase was primarily due to adjustments to fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, the effect of net capital expenditures since December 31, 2008 and the translation effect of the stronger Australian dollar in YTD FY 2010 versus YTD FY 2009, which increased depreciation and amortization by $0.7 million in YTD FY 2010. Depreciation and amortization at Pac-Van during the quarter ended September 30, 2009 totaled $1.4 million.
Interest Expense. Interest expense of $7.8 million in YTD FY 2010 was $2.3 million lower than the $10.1 million in YTD FY 2009. This was due primarily to an overall $3.0 million interest reduction (including foreign translation effect) at Royal Wolf, caused by a lower effective interest rate and an unrealized gain on interest rate swap and option contracts totaling $0.2 million in YTD FY 2010 versus an unrealized loss of $2.9 million in YTD FY 2009. Royal Wolf’s weighted-average interest rate was 10.1% in YTD FY 2010, as compared to 12.3% in YTD FY 2009. Two small acquisitions and capital expenditure requirements in the Asia-Pacific area were funded primarily by borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The Pac-Van acquisition, another small acquisition and capital requirements in the U.S. were funded principally with the assumption of and borrowings under the BOA senior credit facility and the senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). Interest expense at Pac-Van, with a weighted-average rate of 5.4%, totaled $2.6 million in YTD FY 2010 (of which $1.3 million was incurred in the quarter ended September 30, 2009); as compared to 8.9% in YTD FY 2009, including the quarter prior to our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during YTD FY 2010 as compared to YTD FY 2009 and from June 30, 2009 to December 31, 2009. The currency exchange rate of one Australian dollar at June 30, 2009 was $0.8048 U.S. dollar compared to $0.8931 U.S. dollar at December 31, 2009. In YTD FY 2010, unrealized and realized foreign exchange gains totaled $2.0 million and $0.4 million, respectively, and unrealized gains on forward currency exchange contracts totaled $0.8 million. In YTD FY 2009, unrealized foreign exchange losses totaled $9.7 million and realized exchange losses totaled $3.4 million; primarily because of a realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We had advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. Unrealized gains on forward currency exchange contracts totaled $2.4 million in YTD FY 2009.

Income Taxes. Our effective income tax increased to 36.5% during YTD FY 2010 from the YTD FY 2009 effective rate of 34.8% rate (which resulted in an income tax benefit), primarily because we are now required to file tax returns in multiple U.S. states as a result of the Pac-Van acquisition.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $1.1 million in YTD FY 2010, as compared to a benefit of $2.8 million in YTD FY 2009. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011, which resulted in a charge to noncontrolling interest in YTD FY 2010. In YTD FY 2009, the benefit was due to the substantial net loss incurred at Royal Wolf in YTD FY 2009; primarily as a result of the unrealized losses on foreign exchange and interest rate swap an option contracts discussed above.
Net Income Attributable to Stockholders. We had a net loss attributable to stockholders of $1.1 million during YTD FY 2010, as compared to a net loss of $6.0 million during YTD FY 2009, primarily as a result of the operating profit from Pac-Van in the quarter ended September 30, 2009, the favorable impact of the foreign currency exchange gains and reduced interest expense in QE FY 2010 versus QE FY 2009, somewhat offset by the lower profitability at both of our operating units and by the charge for the accretion of the Bison put option.
Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”)
Earnings before interest, income taxes, depreciation and amortization and other non-operating costs and income (“EBITDA” and “adjusted EBITDA”) are supplemental measures of our performance that are not required by, or presented in accordance with U.S. GAAP. These measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.
EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA by adjusting EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present EBITDA and adjusted EBITDA because we consider them to be important supplemental measures of our performance and because we believe they are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and adjusted EBITDA when reporting their results. EBITDA and adjusted EBITDA have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our U.S. GAAP results and using EBITDA and adjusted EBITDA only supplementally. The following table shows our EBITDA and adjusted EBITDA, and the reconciliation from net income (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2008	2009	2008	2009
Net income (loss)	$(2,204)	$(561)	$(8,872)	$87
Add —
Provision (benefit) for income taxes	(1,170)	(322)	(4,735)	50
Foreign currency exchange (gain) loss and other	2,998	(545)	10,715	(3,138)
Interest expense	5,716	4,132	10,080	7,839
Interest income	(65)	(63)	(186)	(122)
Depreciation and amortization	3,896	5,094	7,279	10,351

EBITDA	9,171	7,735	14,281	15,067
Add —
Share-based compensation expense	266	170	476	416

Adjusted EBITDA	$9,437	$7,905	$14,757	$15,483

Our business is capital intensive, so from an operating level, we focus primarily on EBITDA and adjusted EBITDA to measure our results. These measures provide us with a means to track internally generated cash from which we can fund our interest expense and fleet growth objectives. In managing our business, we regularly compare our EBITDA margins on a monthly basis. As capital is invested in our established branch locations, we achieve higher EBITDA margins on that capital than we achieve on capital invested to establish a new branch (or CSC), because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low EBITDA margins in its early years until the number of units on rent increases. Because of our higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when, the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produces large increases in profitability. Conversely, absent significant growth in leasing revenues, the EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.
Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially independent of one another. Each have term debt and bank credit facilities that provide short-term and long-term funding and require compliance with various covenants. These covenants require them to, among other things; maintain certain levels of interest coverage, EBITDA, unit utilization rate and overall leverage. In addition, we have a $1.0 million credit facility with Union Bank and have certain obligations to Bison Capital and SPV in connection with our purchase of Royal Wolf and Pac Van, respectively.
The global economic downturn and credit crises have had and continue to have an adverse impact on our business operations, making compliance with the various loan covenants very challenging. In addition, our leverage has increased due primarily to declining EBITDA and we have limited access to additional capital, except on terms that may be viewed as onerous and expensive. While we have and continue to proactively manage compliance with the covenants of our various loan agreements and believe we have satisfactory relationships with each lender, continued deterioration of the economies in which we operate could lead to a breach in one or more covenants and the lenders accelerating loan maturities.
During the fiscal year ended June 30, 2009 (“FY 2009”), we began negotiations with our lenders to modify various covenants and extend maturities. These included amending our senior credit facility with ANZ (see Note 4 of Notes to Condensed Consolidated Financial Statements) and our shareholders agreement with Bison Capital in GFN U.S. (see Note 8 of Notes to Condensed Consolidated Financial Statements). The effect of these amendments, among other things, was establishing financial covenants on the ANZ facility at less restrictive levels, as well as revising principal payment requirements, and deferring Bison Capital’s put option on their minority interest in GFN U.S. (through which we indirectly own Royal Wolf) to July 2011. Also, as a result of the ANZ credit facility amendment, we are required to pay the U.S.-denominated principal payment of $5.5 million due Bison Capital in July 2010 by a capital infusion from GFN.
Our required principal and other obligations payments (including Bison Capital’s put option) for the twelve months ended December 31, 2010 and the subsequent three calendar years are as follows (in thousands):

	Twelve Months Ending December 31,
	2010 (a)	2011	2012	2013
ANZ senior credit facility	$18,100	$9,300	$55,200	$200
Bison Capital subordinated notes	5,500	—	16,100	—
Bison put option	—	12,900	—	—
Holdback note (issued in connection with Pac-Van acquisition)	1,500	—	—	—
BOA senior credit facility	—	—	65,400	—
SPV subordinated note	—	—	—	25,000
Union Bank credit facility	—	900	—	—
Other	400	100	100	100

	$25,500	$23,200	$136,800	$25,300

(a)	Includes the invoice financing and overdraft facilities totaling $4.9 million. These continually roll over and will be fully repaid at the maturity of the ANZ facility.

As reflected in the table above, unless conditions significantly change, a company-wide capital restructuring will be required some time before or during the calendar year 2012, as the majority of the outstanding borrowings under our secured senior and subordinated loans mature during this period. In the foreseeable future, however, we have three principal objectives with respect to our liquidity:
1. Reduce overall leverage in each operating entity by minimizing capital expenditures and using operating cash flow to pay interest and reduce debt.
2. Operate the businesses to meet all loan covenant requirements.
3. Generate sufficient capital, either through operations or external sources, including debt or equity, to meet loan maturities and the potential payment of the Bison put option.
We believe we require net proceeds of at least $6.0 million from external financing during the fiscal year ending June 30, 2010 to achieve these objectives. Depending on our operating performance, additional financing and/or amendments to the existing facilities may also be required. There can be no assurance that we will be successful in raising additional capital, maintaining compliance with our loan covenants, attaining amendments on our existing facilities or obtaining waivers if we were noncompliant.
We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.
Cash Flow for YTD FY 2010 Compared to YTD FY 2009
Our leasing business is capital intensive and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have very long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations and to add to our breadth of product mix. Our operations have generated annual cash flow that exceeds our reported earnings, particularly due to the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facility with ANZ and the senior secured credit facility led by BOA. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank and have outstanding senior subordinated notes with Bison Capital and SPV. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,
	2008	2009
Net cash provided by operating activities	$5,534	$15,881

Net cash used by investing activities	$(34,103)	$(3,271)

Net cash provided (used) by financing activities	$26,390	$(15,211)

Operating activities. Our operations provided net cash flow of $15.9 million during YTD FY 2010, as compared to $5.5 million during YTD FY 2009. The significant increase in operating cash flows of $7.4 million in YTD FY 2010 from YTD FY 2009 was primarily due to (1) net income of $0.1 million versus a net loss of $8.9 million and (2) non-cash adjustments of (i) unrealized gains on forward exchange contracts of $0.8 million versus $2.4 million, (ii) depreciation and amortization of $10.4 million versus $7.3 million and (iii) the additional benefit in deferred income taxes of $4.9 million in YTD FY 2010 versus YTD FY 2009. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. Operating cash flow was offset somewhat by non-cash adjustments in YTD FY 2010 when compared to YTD FY 2009 for unrealized foreign exchange gains of $2.0 million versus an unrealized loss of $9.7 million and unrealized gains on interest rate swaps and options of $0.2 million versus an unrealized loss of $2.9 million. The non-cash adjustments in YTD FY 2009 more than offset the other adjustments and uses of cash, including the realized foreign exchange losses of $2.8 million incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million.

Investing Activities. Net cash used by investing activities was $3.3 million for YTD FY 2010, as compared to $34.1 million for YTD FY 2009. In YTD FY 2009, we used $21.0 million to acquire Pac-Van and three other small acquisitions. Purchases of property, plant and equipment were reduced to approximately $0.9 million in YTD FY 2010 and $1.8 million in YTD FY 2009, and purchases of lease fleet declined significantly from $11.4 million in YTD FY 2009 to $2.4 million in YTD FY 2010; despite the acquisition of Pac-Van in QE FY 2009 and its capital requirements. In the current economic environment, we are minimizing our capital expenditures to reduce our overall leverage and anticipate our near term investing activities will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which requires us to purchase up to 5,000 containers if offered to us, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.
Financing Activities. Net cash used by financing activities was $15.2 million for YTD FY 2010, as compared to $26.4 million provided in YTD FY 2009. During the second half of FY 2009, we made reducing our long-term debt a principal objective. In YTD FY 2010, we reduced our long-term borrowings by $15.2 million, as compared to borrowing $27.1 million in YTD FY 2009. These proceeds from our capital issuances and net borrowings were used together with cash flow generated from operations to primarily fund the acquisition of Pac-Van, as well as three smaller acquisitions and the expansion of our lease fleet during YTD FY 2009.
Asset Management
Receivables and inventories decreased (including foreign translation effect) from $26.4 million and $22.5 million at June 30, 2009 to $21.0 million and $19.1 million at December 31, 2009, respectively. Effective asset management is always a significant focus for us, particularly in this current economic environment, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At December 31, 2009, days sales outstanding (“DSO”) in trade receivables were 41 days and 54 days for Royal Wolf and Pac-Van, as compared to 49 days and 59 days at June 30, 2009, respectively.
The net book value of our total lease fleet increased (including foreign translation effect) from $188.9 million at June 30, 2009 to $195.1 million at December 31, 2009. At December 31, 2009, we had 38,500 units (15,456 units in retail operations in Australia, 7,538 units in national account group operations in Australia, 4,445 units in New Zealand, which are considered retail; and 11,061 units in the United States) in our lease fleet, as compared 39,574 units (15,534 units in retail operations in Australia, 8,190 units in national account group operations in Australia, 4,503 units in New Zealand, which are considered retail; and 11,347 units in the United States) at June 30, 2009. At those dates, 30,405 units (12,453 units in retail operations in Australia, 6.855 units in national account group operations in Australia, 3,529 units in New Zealand, which are considered retail; and 7,568 units in the United States) and 27,825 units (11,106 units in retail operations in Australia, 5,145 units in national account group operations in Australia, 3,494 units in New Zealand, which are considered retail; and 8,080 units in the United States) were on lease, respectively.
In the United States, the lease fleet totaled 11,061 units and 11,347 units at December 31, 2009 and June 30, 2009, respectively, and was comprised of 3,923 containers, 6,143 mobile offices and 995 modular units at December 31, 2009; and 4,007 containers, 6,327 mobile offices and 1,013 modular units at June 30, 2009. At those dates, in the United States, the total of 7,568 units and 8,080 units on lease, respectively, were comprised of 3,080 containers, 3,723 mobile offices and 765 modular units; and 3,255 containers, 4,061 mobile offices and 764 modular units, respectively.
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
Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
We have a fleet of storage containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies against various factors, including the practices of the larger competitors in the industry, and our own historical experience.
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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate one reportable segment, which is comprised of two reporting units (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We perform an annual impairment test on goodwill at June 30 using the two-step process required under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
At June 30, 2009, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit and we determined that the fair values of the Pac-Van and Royal Wolf reporting units exceeded the carrying values of the net assets of these reporting units. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step two impairment test would have been performed. In a step two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill.
We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At December 31, 2009, there were no significant changes in events or circumstances since the last annual test at Royal Wolf or Pac-Van. However, if the underperformance of Pac-Van’s operating results continues for the remainder of the current fiscal year, a potential step one impairment would exist. The range of the potential impairment would vary depending on the range of valuation assumptions used and could be significant. At June 30, 2009, our step one impairment test determined that the fair value of Pac-Van exceeded its carrying value by approximately ten percent.
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the SEC on September 28, 2009 (“Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report and other subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None that have not been previously reported.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
On December 10, 2009, the Registrant held its Annual Meeting of Stockholders. A total of 16,164,372 shares of the Registrant’s Common Stock voted and the following are the results of the proposals:
1. To elect two Class C directors to serve for a term of three years and until their successors are elected and qualified:

Nominee	For	Withheld
Ronald L. Havner, Jr.	15,927,227	237,145
Ronald F. Valenta	15,927,227	237,145
2. To approve the General Finance Corporation 2009 Stock Incentive Plan:

For	9,702,727
Against	178,689
Abstain	92,893
Not Voted	6,190,063
3. To ratify the selection of Crowe Horwath LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010:

For	15,929,200
Against	229,808
Abstain	5,364
Item 5. Other Information
None.
Item 6. Exhibits
See Exhibit Index Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2010	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Registrant’s Form 8-K filed November 12, 2009).

10.2	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K filed November 12, 2009).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350