Form 10-Q
period 2010-03-31
General Finance CORP
filed 2010-05-14
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,826,052 shares issued and outstanding as of April 30, 2010.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	March 31,
	2009	2010
		(Unaudited)
Assets
Cash and cash equivalents	$3,346	$—
Trade and other receivables, net of allowance for doubtful accounts of $2,642 at June 30, 2009 and $2,668 at March 31, 2010	26,432	20,130
Inventories	22,511	19,516
Prepaid expenses	1,883	2,442

Total current assets	54,172	42,088

Lease receivables	1,163	1,020
Property, plant and equipment, net	10,460	10,532
Lease fleet, net	188,915	196,040
Goodwill	73,917	77,725
Intangible assets, net	30,058	27,465
Other assets	11	100

Total assets	$358,696	$354,970

Current liabilities
Trade payables and accrued liabilities	$24,422	$23,303
Current portion of long-term debt and obligations	16,371	24,765
Unearned revenue and advance payments	8,461	8,277

Total current liabilities	49,254	56,345

Non-current liabilities
Long-term debt and obligations, net of current portion	183,933	165,546
Deferred tax liabilities	13,822	13,583
Employee benefits and other non-current liabilities	235	381

Total non-current liabilities	197,990	179,510

Commitments and contingencies (Note 8)	—	—

Redeemable noncontrolling interest (Note 8)	8,278	10,559

Stockholders’ equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and stated at liquidation value ($1,386 and $1,437 total liquidation preference at June 30, 2009 and March 31, 2010, respectively)	1,345	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 17,826,052 shares outstanding	2	2
Additional paid-in capital	105,314	105,929
Accumulated other comprehensive income (loss)	(4,963)	1,717
Retained earnings (Accumulated deficit)	1,476	(487)

Total stockholders’ equity	103,174	108,556

Total liabilities and stockholders’ equity	$358,696	$354,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010

Revenues
Sales	$14,769	$19,234	$57,093	$55,135
Leasing	19,686	19,251	51,616	57,715

	34,455	38,485	108,709	112,850

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	11,115	15,311	43,972	42,865
Direct costs of leasing operations	5,986	6,426	16,313	19,418
Selling and general expenses	8,219	9,191	25,008	27,943
Depreciation and amortization	3,882	4,578	11,161	14,929

Operating income	5,253	2,979	12,255	7,695

Interest income	58	56	244	178
Interest expense	(3,308)	(3,932)	(13,388)	(11,771)
Foreign currency exchange gain (loss) and other	(1,860)	578	(12,575)	3,716

	(5,110)	(3,298)	(25,719)	(7,877)

Income (loss) before provision for income taxes and noncontrolling interest	143	(319)	(13,464)	(182)

Provision (benefit) for income taxes	50	(116)	(4,685)	(66)

Net income (loss)	93	(203)	(8,779)	(116)

Noncontrolling interest	177	(576)	3,017	(1,722)

Net income (loss) attributable to stockholders	$270	$(779)	$(5,762)	$(1,838)

Net income (loss) per common share:
Basic	$0.01	$(0.05)	$(0.35)	$(0.11)
Diluted	0.01	(0.05)	(0.35)	(0.11)

Weighted average shares outstanding:
Basic	17,826,052	17,826,052	16,482,986	17,826,052
Diluted	17,826,052	17,826,052	16,482,986	17,826,052

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2009	2010

Net cash provided by operating activities (Note 9)	$9,636	$24,472

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	109	37
Business acquisitions, net of cash acquired	(20,989)	—
Purchases of property, plant and equipment	(2,483)	(1,369)
Purchases of lease fleet	(14,086)	(3,320)
Purchase of intangible assets	(33)	—

Net cash used by investing activities	(37,482)	(4,652)

Cash flows from financing activities:
Proceeds (repayments) on capital leasing activities	579	(214)
Proceeds from (repayments of) long-term borrowings	23,903	(21,662)
Proceeds from issuances of capital	1,186	50
Cumulative dividends paid	(21)	(125)

Net cash provided (used) by financing activities	25,647	(21,951)

Net decrease in cash	(2,199)	(2,131)

Cash and equivalents at beginning of period	2,772	3,346

The effect of foreign currency translation on cash	(573)	(1,215)

Cash and equivalents at end of period	$—	$—

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization and Business Operations
Organization
General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005 to effect a business combination with one or more operating businesses in the rental services and specialty finance sectors. From inception through September 13, 2007, GFN had no business or operations. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (combined with GFNMS, “Pac-Van”).
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Pac-Van and do not reflect the operating results of Pac-Van prior to the acquisition date. The following unaudited pro forma information for the nine months ended March 31, 2009 assumes the acquisition of Pac-Van occurred at the beginning of the period (in thousands, except per share data):

Nine Months
Ended March 31,
2009
Revenues	$131,351

Net loss attributable to stockholders	(4,438)

Pro forma net loss per common share:
Basic	$(0.25)
Diluted	(0.25)

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
Unless otherwise indicated, references to “FY 2009” and “FY 2010” are to the nine months ended March 31, 2009 and 2010, respectively.
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
Segment Information
FASB ASC Topic 280, Segment Reporting, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of FASB ASC Topic 280 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it has two separately reportable geographic and operating segments, North America (Pac-Van, including corporate headquarters) and the Asia-Pacific area (Royal Wolf).
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30, 2009	March 31, 2010
Finished goods	$21,170	$19,200
Work in progress	1,341	316

	$22,511	$19,516

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
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated
	Useful Life	June 30, 2009	March 31, 2010
Land	—	$1,486	$1,632
Building	40 years	230	253
Transportation and plant equipment (including capital lease assets)	3 — 10 years	9,010	11,280
Furniture, fixtures and office equipment	3 — 10 years	3,017	2,903

		13,743	16,068
Less accumulated depreciation and amortization		(3,283)	(5,536)

		$10,460	$10,532

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
The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2007 are subject to examination by the U.S. Internal Revenue Service (“IRS”). The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties, if any, associated with audits will be to record such items as a component of income taxes.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Basic	17,826,052	17,826,052	16,482,986	17,826,052
Assumed exercise of warrants	—	—	—	—
Assumed exercise of stock options	—	—	—	—

Diluted	17,826,052	17,826,052	16,482,986	17,826,052

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,444,380 and 6,444,380, respectively, for the quarter and nine months ended March 31, 2009 and 8,350,040 for the quarter and nine months ended March 31, 2010 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
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
Effective July 1, 2009, the Company adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, Business Combinations, and 810, Consolidation. Certain provisions of this pronouncement are required to be adopted retrospectively for all periods presented. In accordance with these provisions, minority interest is now referred to as noncontrolling interest and consolidated net income or loss has been recast to include net income or loss attributable to the noncontrolling interest

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 3. Cumulative Preferred Stock
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
The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.”
Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of March 31, 2010, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.
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
As of March 31, 2010, since issuance, dividends paid or payable totaled $177,000 and $10,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The unaudited characterization of dividends for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.
Note 4. Long-Term Debt and Obligations
The following is a discussion of the Company’s significant long-term debt facilities and notes.
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is secured by assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, most of which do not provide additional borrowing availability. In addition, the $5,149,000 (AUS$5,600,000) multi-option facility for the lease financing of accommodation units, which was unused at June 30, 2009, has been eliminated. As of March 31, 2010, based upon the exchange rate of one Australian dollar to $0.9195 U.S. dollar and one New Zealand dollar to $0.7736 Australian dollar, borrowings and availability under the ANZ credit facility totaled $79,045,000 (AUS$85,965,000) and $2,617,000 (AUS$2,846,000), respectively. Principal payments for the fiscal year ending June 30, 2010 are required to total at least 80% of Free Cash Flow, as defined; payable at a minimum of $1,150,000 (AUS$1,250,000) per quarter during the interim, with the balance to be paid within 60 days from June 30, 2010. Principal payments vary through the scheduled maturity of the facility on September 14, 2012, but approximately $16,631,000 (AUS$18,087,000) is currently due over the subsequent twelve months ended March 31, 2011. Approximately $12,159,000 (AUS$13,224,000) of the borrowings under the ANZ credit facility at March 31, 2010 bears interest at ANZ’s prime rate, plus 4.15% per annum and is due on July 1, 2010; with substantially the balance of the borrowings bearing interest at ANZ’s prime rate, plus 3.15% per annum. As of March 31, 2010, the weighted-average interest rate was 8.3%; which includes the effect of interest rate swap contracts and options (caps).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital on July 1, 2010 (see below) must be paid by a capital infusion from GFN, that at least 50% of the amounts owed under the Bison Notes be hedged by Royal Wolf for foreign currency exchange risks and that capital expenditures of property, plant and equipment over $1,839,000 (AUS$2,000,000) in the year ending June 30, 2010 be approved by ANZ.
On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Note”). Pursuant to the securities purchase agreement, the Company issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN. The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014. The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 102% of par prior to September 13, 2010; 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the inter-creditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1.0 million in cash, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2010 and must be paid by a capital infusion from GFN (see above). Collectively, these two notes are referred to as the “Bison Notes.” At March 31, 2010, the principal balance of the Bison Notes was $21,616,000. The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility and Subordinated Note
Pac-Van has a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent. The BOA credit facility is secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and is available for purchases of rental equipment and general operating purposes. At March 31, 2010, borrowings and availability under the BOA credit facility totaled $61,750,000 and $31,769,000, respectively. Borrowings under the BOA credit facility are due on August 23, 2012 and accrue interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25% based on Pac-Van’s leverage. In addition, the Company is required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis. As of March 31, 2010, the weighted-average interest rate was 2.5%. The BOA senior credit facility is subject to certain covenants, including compliance with minimum EBITDA levels, as defined, specified interest coverage, senior and total debt ratios based on a TTM EBITDA basis, a minimum utilization rate, as defined; and, among other things, restrictions on the payment of dividends, loans and payments to affiliates.
Pac-Van also has a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000. This subordinated note matures on February 2, 2013, requires quarterly interest only payments computed at 13.0% per annum and is also subject to the maintenance of certain financial covenants.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other
The Company has a credit agreement, as amended, with Union Bank (“UB”) for a $1,000,000 credit facility. Borrowings or advances under the facility bear interest at UB’s “Reference Rate” (which approximates the U.S. prime rate) and are due and payable by March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of March 31, 2010, borrowings under the UB credit facility totaled $900,000.
Other long-term debt and obligations totaled $2,000,000 at March 31, 2010, which includes the subordinated promissory note of $1,500,000 issued in connection with the acquisition of Pac-Van (see Note 1).
Loan Covenant Compliance
The Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes discussed above as of March 31, 2010. However, the economy in the U.S., as well as the global economy in general, and credit crises have had an adverse impact on the Company’s operating results. If the results of operations of the Company continue to be weak or worsen, the Company may be unable to comply with the covenants of its credit agreements which may require waivers of covenant compliance, amendments to such agreements or alternative borrowing arrangements. The Company intends to refinance its senior credit facility and subordinated note at Pac-Van and, additionally, amend its senior credit facility at Royal Wolf to, among other things, extend required principal payments due to ANZ during the subsequent twelve months ending March 31, 2011. A refinancing at Pac-Van would require additional capital to be raised and, considering current market conditions, the raising of additional capital may not be available on favorable terms, if at all. There can be no assurance that the Company would be able to complete the intended refinancing and/or amend its senior credit facilities and, in the event of noncompliance with covenants, there is no assurance that the senior lenders would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

		Liability Derivative — Fair Value (Level 2)
Type of Derivative		June 30,	March 31,
Contract	Balance Sheet Classification	2009	2010

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$1,587	$1,218
Forward-Exchange Contracts	Trade payables and accrued liabilities	656	22

The Company’s swap contracts and options (caps) and forward-exchange contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models that include assumptions about yield curve at the reporting dates as well as counter-party credit risk. The Company has consistently applied these calculation techniques to all periods presented. At June 30, 2009 and March 31, 2010, the fair value of swap contracts and options (caps) and forward-exchange contracts are recorded in trade payables and accrued liabilities in the Company’s condensed consolidated balance sheet.

Type of Derivative		Nine Months Ended March 31,
Contract	Statement of Operations Classification	2009	2010

Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$(2,826)	$313

Forward Contracts	Foreign currency exchange gain (loss) and other	1,486	687

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of March 31, 2010, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

		Fair Value as of
	Notional Amount	March 31, 2010
Swap	$15,172	$(617)
Swap	1,839	(118)
Swap	4,637	(275)
Swap	3,155	(229)
Option (Cap)	1,987	2
Option (Cap)	1,352	1
Option (Cap)	11,034	18

Total	$39,176	$(1,218)

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
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2009, net unrealized and realized foreign exchange (losses) totaled ($10,657,000) and ($3,401,000), respectively. In FY 2010, net unrealized and realized foreign exchange gains totaled $2,637,000 and $423,000, respectively.
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
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $86,000 and $83,000 in FY 2009 and FY 2010, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $86,000 ($63,000 at the corporate office and $23,000 at the operating subsidiaries) in FY 2010, and $178,000, plus out-of-pocket expenses, in FY 2009.
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
The fair value of the stock options granted under the 2006 Plan was determined by using the Black-Scholes option-pricing model. The range of the fair value of the stock options granted and the assumptions used are as follows:

Fair value of stock option	$1.06 — $3.94

Assumptions used:
Risk-free interest rate	1.99% — 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% — 59.9%
Expected dividends	—

Under the 2009 Plan, on January 26, 2010 (“January 2010 Grant”) the Company granted options to two officers of GFN, certain key employees of Pac-Van and a non-employee to purchase 170,000 shares of common stock at an exercise price equal to the closing market value of the Company’s common stock as of that date; or $1.28 per share. The January 2010 Grant consisted of 4,750 options with a vesting period of five years, 20,000 options (granted to the non-employee) with a vesting period of three years and 145,250 options that vest subject to performance conditions based the achievement of certain EBITDA and other targets for 2010.
The Company commenced recognizing compensation expense on these performance-based options over an estimated vesting period of just over 20 months. The weighted-average fair value of the stock options granted to the officers and key employees was $0.99, determined using the Black-Scholes option-pricing model under the following assumptions: A risk-free interest rate of 3.0% (average of five and ten-year Treasury bill); an expected life of 7.5 years; an expected volatility of 83.0%; and no expected dividend. At March 31, 2010, the weighted-average fair value of the stock options granted to the non-employee was $1.05, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 3.8% (average of five and ten-year Treasury bill); an expected life of 9.8 years; an expected volatility of 83.0%; and no expected dividend.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
A summary of the Company’s stock option activity and related information as of and for FY 2010 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2009	1,358,000	$7.39

Granted	170,000	1.28
Exercised	—	—
Forfeited or expired	(250,340)	6.89

Outstanding at March 31, 2010	1,277,660	$6.67	8.1

Exercisable at March 31, 2010	414,660	$8.00	7.5

At March 31, 2010, the Company’s market price for its common stock was at $1.25 per share, which is at or below the exercise prices of all of the outstanding stock options. Also at March 31, 2010, stock-based compensation of $2,137,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, and there remains $1,698,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.4 years.
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

	Nine Months Ended
	March 31,
	2009	2010
Cash flows from operating activities
Net income (loss)	$(8,779)	$(116)

Adjustments to reconcile net income (loss) to cash flows from operating activities:

Loss on sales and disposals of property, plant and equipment	6	7
Unrealized foreign exchange loss (gain)	10,657	(2,637)
Unrealized gain on forward exchange contracts	(1,486)	(687)
Unrealized loss (gain) on interest rate swaps and options	2,826	(313)
Depreciation and amortization	11,161	14,929
Amortization of deferred financing costs	175	293
Accretion of interest	180	180
Share-based compensation expense	656	615
Contributed services	130	—
Deferred income taxes	(4,739)	(249)

Changes in operating assets and liabilities:
Trade and other receivables, net	3,549	10,421
Inventories	(855)	5,084
Prepaid expenses and other	549	497
Trade payables, accrued liabilities and other deferred credits	(4,142)	(3,685)
Income taxes payable	(252)	133

Net cash provided by operating activities	$9,636	$24,472

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table provides a detail of comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2009	2010
Net income (loss) attributable to stockholders	$270	$(779)
Other comprehensive income (loss) — cumulative translation adjustment	(442)	1,421

Comprehensive income (loss)	$(172)	$642

	Nine Months Ended March 31,
	2009	2010
Net loss attributable to stockholders	$(5,762)	$(1,838)
Other comprehensive income (loss) — cumulative translation adjustment	(19,164)	6,680

Comprehensive income (loss)	$(24,926)	$4,842

Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Revenues from external customers
North America:
Sales	$4,442	$5,831	$13,427	$15,037
Leasing	11,415	8,653	23,843	27,704

	15,857	14,484	37,270	42,741

Asia-Pacific:
Sales	10,327	13,403	43,666	40,098
Leasing	8,271	10,598	27,773	30,011

	18,598	24,001	71,439	70,109

Total	$34,455	$38,485	$108,709	$112,850

Operating income
North America	$2,164	$811	$5,158	$3,350
Asia-Pacific	3,089	2,168	7,097	4,345

Total	$5,253	$2,979	$12,255	$7,695

Interest income
North America	$—	$—	$7	$—
Asia-Pacific	58	56	237	178

Total	$58	$56	$244	$178

Interest expense
North America	$1,282	$1,306	$3,146	$3,977
Asia-Pacific	2,026	2,626	10,242	7,794

Total	$3,308	$3,932	$13,388	$11,771

Share-based compensation
North America	$111	$154	$326	$429
Asia-Pacific	69	45	330	186

Total	$180	$199	$656	$615

Depreciation and amortization
North America	$1,358	$1,499	$2,791	$4,485
Asia-Pacific	2,524	3,079	8,370	10,444

Total	$3,882	$4,578	$11,161	$14,929

Additions to long-lived assets
North America			$2,443	$163
Asia-Pacific			14,126	4,526

Total			$16,569	$4,689

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At
	June 30, 2009	March 31, 2010

Long-lived assets
North America	$112,419	$108,795
Asia-Pacific	86,956	97,777

Total	$199,375	$206,572

Intersegment net revenues totaled $432,000 during the quarter and nine months ended March 31, 2009 and $2,280,000 and $2,584,000 during the quarter and nine months ended March 31, 2010, respectively.
Note 11. Subsequent Events
On April 2, 2010, the Company’s Board of Directors voted to extend the expiration on its publicly-traded and privately-placed warrants to 5:00 p.m. Pacific Daylight Time on June 30, 2010. The previous expiration date was April 5, 2010. The warrants were issued in connection with the Company’s initial public offering in April 2006 and each warrant entitles the holder to purchase one share of GFN common stock at an exercise price of $6.00. The warrants are redeemable by the Company under certain conditions. As of March 31, 2010, there were 5,072,380 of these warrants outstanding.
On May 10, 2010, the Company announced that its registration statement for a rights offering was declared effective by the SEC on May 7, 2010. The rights offering will distribute to holders of its common stock, transferable rights to purchase up to a total of 8,920,000 units at $1.50 each. Each unit consists of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. The record date for the rights offering is May 14, 2010 and the offering period will expire, unless extended by the Company at its sole discretion, on June 15, 2010. Among other things, as disclosed in the prospectus, holders of the rights who fully exercise their rights will be entitled to subscribe, subject to certain limitations and subject to allotment, for additional units that remain unsubscribed as a result of any unexercised rights. The Company intends to use the net proceeds of the rights offering primarily to reduce indebtedness.

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
References in this Item. 2 to “we”, “us”, or the “Company” are to General Finance Corporation (“GFN”) and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (combined with GFNMS, “Pac-Van”).
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
Business Overview
The global economic recession and credit crisis, particularly the downturn experienced in the construction-related sector in the United States and the mining and defense and transportation (road and rail) sectors in the Asia-Pacific area, have had a negative impact upon our business. We have responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending, curtail acquisition activity and reduce our long-term debt. We continuously monitor our performance and customer demand levels by identifying and applying best practices to find more efficiency in all aspects of our business. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without affecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.

We currently have two operating subsidiaries, Royal Wolf and Pac-Van, that lease and sell storage container products, modular buildings and mobile offices through eighteen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of March 31, 2010, we had 225 and 188 employees and 27,206 and 10,947 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Currently, only Pac-Van leases and sells modular space products. Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the nine months ended March 31, 2010 the mix was 49% sales and 51% leasing.
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
Quarter Ended March 31, 2010 (“QE FY 2010”) Compared to Quarter March 31, 2009 (“QE FY 2009”)
The following compares our QE FY 2010 results of operations with our QE FY 2009 results of operations.
Revenues. Total revenues were $38.5 million in QE FY 2010, as compared with revenues of $34.5 million in QE FY 2009, representing an increase of 12%. Total revenues at Royal Wolf increased by $5.4 million, or 29%, to $24.0 million, but total revenues at Pac-Van declined by $1.4 million, or 9%, to $14.5 million. The strengthening in the average Australian dollar to the U.S. dollar in QE FY 2010 versus QE FY 2009 discussed below was the reason for the increase at Royal Wolf, which otherwise would have shown a reduction of approximately 7% in total revenues. The economic downturn in the construction-related sector in the United States and the mining and defense and transportation sectors in the Asia-Pacific area during QE FY 2010 resulted in a reduction in our overall business. These sectors experienced aggregate declines in revenues of approximately $0.8 million and $1.3 million, respectively, in QE FY 2010 from QE FY 2009. Sales and leasing revenues represented 50% each of total revenues in QE FY 2010 and 43% and 57%, respectively, of total revenues in QE FY 2009.
Sales revenues increased approximately 30% in QE FY 2010 when compared to QE FY 2009, with Royal Wolf sales increasing by $3.1 million and Pac-Van sales by $1.4 million. Pac-Van showed increased sales activity in several branches in QE FY 2010 from QE FY 2010, most notably in Las Vegas which increased its sales revenues by $1.1 million between the periods, but there was no one particular project or customer sector that was the primary reason for the increase. Without the benefit of the translation effect as a result of the stronger Australian dollar, Royal Wolf’s sales revenues would have decreased by 9%. In QE FY 2010, sales in the Asia-Pacific area declined $0.8 million in our national accounts group (or non-retail operations) primarily because of the reduced activity in the mining and defense sector and increased $3.4 million in our CSC retail operations from QE FY 2009.

The $0.8 million decrease in our national accounts group consisted of a $0.8 million reduction due to lower prices and a $0.4 million decrease due to lower unit sales; offset somewhat by a favorable foreign exchange rate effect of $0.4 million. The decrease in our sales prices was primarily due to sales of certain mining container units that remain in inventory as a result of a cancelled leasing order in FY 2009. There are 130 of these units available for sale at March 31, 2010, at a cost of approximately $18,000 each, which we anticipate selling in the range of $21,000 per unit.
The $3.4 million increase in our retail operations consisted of a $1.6 million increase in unit sales and a favorable foreign exchange rate effect of $3.1 million; offset somewhat by a $1.3 million reduction due to lower prices, reflecting our efforts to reduce fleet inventories in the current economic environment. Despite the fact that net sales actually decreased, there were increases from demand in our CSCs in Western Australia and the Northern Territory because of increased oil exploration activities in those regions.
Leasing revenues declined slightly to $19.3 million in QE FY 2010 from $19.7 million in QE FY 2009, primarily due to lower utilization and lease rates at Pac-Van; which resulted in a reduction of $2.7 million. Leasing revenues at Royal Wolf increased $2.3 million, or 28%, driven by a favorable foreign exchange rate effect of $2.7 million; offset somewhat by a decrease of $0.2 million in the average total number of units on lease per month and $0.2 million in the average pricing on lease per month in the national accounts group. Without the translation benefit of the stronger Australian dollar, leasing revenues at Royal Wolf resulted in a net reduction of 5% in QE FY 2010 from QE FY 2009.
At Royal Wolf, average utilization in the retail operations was 82% during QE FY 2010, as compared to 78% during QE FY 2009; and average utilization in the national accounts group operations was 82% during QE FY 2010, as compared to 77% during QE FY 2009. Overall average utilization at Royal Wolf was 81% in QE FY 2010, as compared to 75% in QE FY 2009. The average monthly lease rate of containers in QE FY 2010 for Royal Wolf was AUS$154, as compared to AUS$156 in QE FY 2009. Though leasing revenues at Royal Wolf decreased between the periods primarily because the unit size of our lease fleet has decreased by 8% since March 31, 2009 as a result of our efforts to curtail expenditures, our average utilization has increased and our monthly lease rate has only slightly decreased. We believe this is reflective of our position as the only national company in the mobile storage industry in Australia and New Zealand. Royal Wolf continually reviews each local market in which it does business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 81%, 67% and 78% and average monthly lease rates were $85, $227 and $887 for containers, mobile offices and modular units, respectively, during QE FY 2010; as compared to 83%, 71% and 81% and $98, $268 and $1,076 for containers, mobile offices and modular units, respectively, during QE FY 2009. The lower monthly rates reflect the competitive pressures in the current U.S. economy to maintain lease revenues and utilization rates; particularly in the construction industry in which Pac-Van has historically had over 40% of its business. Maintaining utilization rates are of particular importance as under its senior secured credit facility led by Bank of America, N.A. (“BOA”), Pac-Van is required to maintain a minimum composite utilization rate, as defined, of over 70% at each quarterend. The impact of this is that Pac-Van would be more apt to reduce its monthly lease rate to maintain its utilization than Royal Wolf. At March 31, 2010, the composite utilization rate was 72%.
The average value of the Australian dollar against the U.S. dollar strengthened during QE FY 2010 as compared to QE FY 2009. The average currency exchange rate of one Australian dollar during QE FY 2009 was $0.66566 U.S. dollar compared to $0.90363 U.S. dollar during QE FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $6.2 million in QE FY 2010 when compared to QE FY 2009.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by a net $4.2 million to $15.3 million during QE FY 2010 from $11.1 million during QE FY 2009, though not proportionately with the increase in sales of $4.5 million. Our gross profit percentage from sales revenues deteriorated during QE FY 2010 to approximately 20%, as compared to 25% during QE FY 2009, reflecting the downward pressures on our margins in the current economic environment.
Direct Leasing Costs, Selling and General Expenses. Direct leasing costs (which include the direct costs associated with leasing operations, excluding depreciation and amortization), selling and general expenses increased on an absolute basis by $1.4 million during QE FY 2010 to $15.6 million from $14.2 million during QE FY 2009. As a percentage of revenues, these operating expenses were 41% in both QE FY 2010 and QE FY 2009; reflecting the effect of the stronger Australian dollar in QE FY 2010 versus QE FY 2009, which increased the absolute costs, and the offset effect of our cost-cutting measures implemented during QE FY 2009. This cost-cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.

In general, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of QE FY 2010 sales to leasing revenue at 56% is higher than the 40% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $4.6 million during QE FY 2010 from $3.9 million during QE FY 2009. The increase was primarily due to the translation effect of the stronger Australian dollar in QE FY 2010 versus QE FY 2009.
Interest Expense. Interest expense of $3.9 million in QE FY 2010 was $0.6 million higher than the $3.3 million in QE FY 2009. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 10.1% in QE FY 2010, as compared to 10.4% in QE FY 2009; and Pac-Van’s weighted-average interest rate in QE FY 2010 was 5.7%, as compared to 4.8% in QE FY 2009. Pac-Van had interest expense of $1.3 million in both QE FY 2010 and QE FY 2009.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar weakened against the Australian dollar during QE FY 2010 as compared to QE FY 2009 and from December 31, 2009 to March 31, 2010. The currency exchange rate of one Australian dollar at December 31, 2009 was $0.8931 U.S. dollar compared to $0.9195 U.S. dollar at March 31, 2010. In QE FY 2010, net unrealized gains on foreign exchange and forward currency exchange contracts totaled $0.6 million. In QE FY 2009, net unrealized losses on foreign exchange and forward currency exchange contracts totaled $1.9 million.
Income Taxes. Our effective income tax benefit rate increased to 36.4% during QE FY 2010 from the QE FY 2009 effective rate of 35.0% rate, primarily because we are now required to file tax returns in multiple U.S. states as a result of the Pac-Van acquisition.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $0.6 million in QE FY 2010, as compared to a benefit of $0.2 million in QE FY 2009. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011, which resulted in a charge to noncontrolling interest in QE FY 2010. In QE FY 2009, the benefit was due to the net loss incurred at Royal Wolf in QE FY 2009; primarily as a result of the unrealized losses on foreign exchange and forward currency exchange contracts discussed above.
Net Loss Attributable to Stockholders. We had a net loss attributable to stockholders of $0.8 million during QE FY 2010, as compared to net income of $0.3 million during QE FY 2009, primarily as a result of lower profitability at both of our operating units and by the charge for the accretion of the Bison put option; offset somewhat by the favorable impact of the foreign exchange and forward currency exchange contract gains in QE FY 2010 versus QE FY 2009.
Nine Months Ended March 31, 2010 (“YTD FY 2010”) Compared to Nine Months Ended March 31, 2009 (“YTD FY 2009”)
The following compares our YTD FY 2010 results of operations with our YTD FY 2009 results of operations.
Revenues. Revenues totaled $112.9 million in YTD FY 2010 versus $108.7 in YTD FY 2009, representing an increase of 4%. The increase of a net $5.5 million in revenues at Pac-Van, which we acquired on October 1, 2008, was offset somewhat by a $1.3 million decrease in revenues in YTD FY 2010 from YTD FY 2009 at Royal Wolf. The strengthening in the average Australian dollar to the U.S. dollar in YTD FY 2010 versus YTD FY 2009 discussed below mitigated the decrease at Royal Wolf, which otherwise would have shown a reduction of approximately 18% in total revenues. The economic downturn in both our geographic segments during YTD FY 2010 resulted in a significant reduction in our overall business, but particularly in the construction-related sector in the United States and in the mining and defense and transportation sectors in the Asia-Pacific area. These sectors had an aggregate decline in revenues of approximately $7.8 million and $9.3 million from YTD FY 2009, respectively. Sales and leasing revenues represented 49% and 51% of total revenues in YTD FY 2010 and 53% and 47% of total revenues in YTD FY 2009, respectively; the more favorable leasing revenue mix in YTD FY 2010 resulting primarily from our acquisition of Pac-Van.

Sales during YTD FY 2010 amounted to $55.1 million, compared to $57.1 million during YTD FY 2009; representing a decrease of $2.0 million, or 4%. The decrease was primarily because sales at Royal Wolf were $3.6 million lower in YTD FY 2010 from YTD FY 2009, even with the strengthening of the Australian dollar between periods; but this reduction was offset somewhat by a net sales increase in YTD FY 2010 from YTD FY 2009 of $1.6 million as a result of the acquisition of Pac-Van. Without the benefit of the translation effect as a result of the stronger Australian dollar in YTD FY 2010 from YTD FY 2009, Royal Wolf’s sales revenues would have decreased by 24%. In YTD FY 2010, sales in the Asia-Pacific area declined $6.9 million in our national accounts group (or non-retail operations), primarily because of the reduced activity in the mining and defense and transportation sectors; and increased $3.3 million in our CSC retail operations from YTD FY 2009.
The $6.9 million decrease in our national accounts group consisted of a $7.8 million reduction due to lower prices, which was offset somewhat by a $0.4 million increase due to higher unit sales and a favorable foreign exchange rate effect of $0.5 million. The decrease in our sales prices was primarily due to sales of certain mining container units that remain in inventory as a result of a cancelled leasing order in FY 2009. There are 130 of these units available for sale at March 31, 2010, at a cost of approximately $18,000 each, which we anticipate selling in the range of $21,000 per unit.
The $3.3 million increase in our retail operations consisted of a favorable foreign exchange rate effect of $5.1 million; offset somewhat by a $0.1 million reduction from lower unit sales and a $1.7 million reduction due to lower prices, reflecting our efforts to reduce fleet inventories in the current economic environment. Despite the overall decrease in net sales, there were increased from demand in our CSCs in Western Australia and the Northern Territory because of increased oil exploration activities in those regions.
Leasing revenues during YTD FY 2010 amounted to $57.7 million compared to $51.6 million during YTD FY 2009, representing an increase of $6.1 million, or 12%. The increase was primarily due to net leasing revenue increases in YTD FY 2010 from YTD FY 2009 of $3.9 million as result of the acquisition of Pac-Van and $2.2 million at Royal Wolf; which was the result of a favorable foreign exchange rate effect of $4.8 million, offset somewhat by a decrease of $2.6 million in the average total number of units on lease per month ($1.3 million at each of our retail business and national accounts group). Without the benefit of the translation effect as a result of the stronger Australian dollar in YTD FY 2010 from YTD FY 2009, Royal Wolf’s leasing revenues would have decreased by 9%.
At Royal Wolf, average utilization in the retail operations was 79% during YTD FY 2010, as compared to 76% during YTD FY 2009; and average utilization in the national accounts group operations was 74% during YTD FY 2010, as compared to 79% during YTD FY 2009. Overall average utilization at Royal Wolf was 77% in both YTD FY 2010 and YTD FY 2009. The average monthly lease rate of containers in YTD FY 2010 for Royal Wolf was AUS$155, as compared to AUS$151 in QE FY 2009. Though leasing revenues at Royal Wolf decreased between the periods primarily because the unit size of our lease fleet has decreased by 8% since March 31, 2009 as a result of our efforts to curtail expenditures, our overall average utilization remained steady and our monthly lease rate increased. We believe this is reflective of our position as the only national company in the mobile storage industry in Australia and New Zealand. Royal Wolf continually reviews each local market in which it does business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 78%, 66% and 78% and monthly lease rates were $87, $239 and $926 for containers, mobile offices and modular units, respectively, during YTD FY 2010; as compared to 83%, 75% and 85% and $101, $274 and $1,095 for containers, mobile offices and modular units, respectively. The lower monthly lease rates reflect the competitive pressures in the current U.S. economy to maintain lease revenues and utilization rates; particularly in the construction industry in which Pac-Van has over 40% of its business. Maintaining utilization rates are of particular importance as under its senior secured credit facility led by BOA, Pac-Van is required to maintain a minimum composite utilization rate, as defined, of over 70% at each quarterend. The impact of this is that Pac-Van would be more apt to reduce its monthly lease rate to maintain its utilization than Royal Wolf. At March 31, 2010, the composite utilization rate was 72%.
The average value of the Australian dollar against the U.S. dollar strengthened during YTD FY 2010 as compared to YTD FY 2009. The average currency exchange rate of one Australian dollar during YTD FY 2009 was $0.74406 U.S. dollar compared to $0.88132 U.S. dollar during YTD FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $10.4 million in YTD FY 2010 when compared to YTD FY 2009.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by a net $1.1 million to $42.9 million during YTD FY 2010 from $44.0 million during YTD FY 2009, which was not proportionate with the reduction in sales of $2.0 million. Our gross profit percentage from sales revenues was 22% during YTD FY 2010, which deteriorated slightly from 23% in YTD FY 2009 as a result of the downward pressures on our margins in the current economic environment.
Direct Leasing Costs, Selling and General Expenses. Direct leasing costs (which include the direct costs associated with leasing operations, excluding depreciation and amortization), selling and general expenses increased by $6.1 million during YTD FY 2010 to $47.4 million from $41.3 million during YTD FY 2009. This increase included $7.4 million incurred at Pac-Van during the quarter ended September 30, 2009, to which there was no comparable cost in the quarter ended September 30, 2008 of the prior year since Pac-Van was not acquired until October 1, 2008. As a percentage of revenues, these operating expenses increased to 42% in YTD FY 2010 from 38% in YTD FY 2009, reflecting the lower revenues between the periods. On an absolute basis, excluding the $7.4 million incurred at Pac-Van during the quarter ended September 30, 2009, the net decrease of $1.3 million was primarily due to our cost-cutting measures implemented during YTD FY 2009. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of YTD FY 2010 sales to leasing revenue at 57% is higher than the 35% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization increased by $3.7 million to $14.9 million during YTD FY 2010 from $11.2 million during YTD FY 2009. The increase was primarily due to adjustments to fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, the effect of net capital expenditures since March 31, 2009 and the translation effect of the stronger Australian dollar in YTD FY 2010 versus YTD FY 2009. Depreciation and amortization at Pac-Van during the quarter ended September 30, 2009 totaled $1.4 million.
Interest Expense. Interest expense of $11.8 million in YTD FY 2010 was $1.6 million lower than the $13.4 million in YTD FY 2009. This was due primarily to an overall $2.4 million interest reduction (including foreign translation effect) at Royal Wolf, caused by a lower effective interest rate and an unrealized gain on interest rate swap and option contracts totaling $0.3 million in YTD FY 2010 versus an unrealized loss of $2.8 million in YTD FY 2009. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 10.1% in YTD FY 2010, as compared to 11.7% in YTD FY 2009. Two small acquisitions and capital expenditure requirements in the Asia-Pacific area were funded primarily by borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The Pac-Van acquisition, another small acquisition and capital requirements in the U.S. were funded principally with the assumption of and borrowings under the BOA senior credit facility and the senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). Interest expense at Pac-Van, with a weighted-average rate of 5.5%, totaled $4.0 million in YTD FY 2010 (of which $1.3 million was incurred in the quarter ended September 30, 2009); as compared to 7.5% in YTD FY 2009, including the quarter prior to our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during YTD FY 2010 as compared to YTD FY 2009 and from June 30, 2009 to March 31, 2010. The currency exchange rate of one Australian dollar at June 30, 2009 was $0.8048 U.S. dollar compared to $0.9195 U.S. dollar at March 31, 2010. In YTD FY 2010, net unrealized and realized foreign exchange gains totaled $2.6 million and $0.4 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.7 million. In YTD FY 2009, net unrealized foreign exchange losses totaled $10.7 million and realized exchange losses totaled $3.4 million; primarily because of a realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We had advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. Net unrealized gains on forward currency exchange contracts totaled $1.5 million in YTD FY 2009.
Income Taxes. Our effective income tax benefit rate increased to 36.3% during YTD FY 2010 from the YTD FY 2009 effective rate of 34.8% rate, primarily because we are now required to file tax returns in multiple U.S. states as a result of the Pac-Van acquisition.

Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $1.7 million in YTD FY 2010, as compared to a benefit of $3.0 million in YTD FY 2009. As discussed in Note 8 of Notes to Condensed Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011, which resulted in a charge to noncontrolling interest in YTD FY 2010. In YTD FY 2009, the benefit was due to the substantial net loss incurred at Royal Wolf in YTD FY 2009; primarily as a result of the unrealized losses on foreign exchange and interest rate swap an option contracts discussed above.
Net Income Attributable to Stockholders. We had a net loss attributable to stockholders of $1.8 million during YTD FY 2010, as compared to a net loss of $5.8 million during YTD FY 2009, primarily as a result of the operating profit from Pac-Van in the quarter ended September 30, 2009, the favorable impact of the foreign exchange and forward currency exchange contract gains and reduced interest expense in QE FY 2010 versus QE FY 2009, somewhat offset by the lower profitability at both of our operating units and by the charge for the accretion of the Bison put option.
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
Adjusted EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present adjusted EBITDA because we consider it to be an important supplemental measure of our performance and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and a form of our adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted EBITDA only supplementally. The following table shows our adjusted EBITDA and the reconciliation from net income (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2009	2010	2009	2010
Net income (loss)	$93	$(203)	$(8,779)	$(116)
Add —
Provision (benefit) for income taxes	50	(116)	(4,685)	(66)
Foreign currency exchange (gain) loss and other	1,860	(578)	12,575	(3,716)
Interest expense	3,308	3,932	13,388	11,771
Interest income	(58)	(56)	(244)	(178)
Depreciation and amortization	3,882	4,578	11,161	14,929
Share-based compensation expense	180	199	656	615

Adjusted EBITDA	$9,315	$7,756	$24,072	$23,239

Our business is capital intensive, so from an operating level we focus primarily on EBITDA and adjusted EBITDA to measure our results. These measures provide us with a means to track internally generated cash from which we can fund our interest expense and fleet growth objectives. In managing our business, we regularly compare our adjusted EBITDA margins on a monthly basis. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch (or CSC), because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low adjusted EBITDA margins in its early years until the number of units on rent increases. Because of our higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis when, the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produces large increases in profitability. Conversely, absent significant growth in leasing revenues, the adjusted EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.

Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things; maintain certain levels of interest coverage, EBITDA (as defined), unit utilization rate and overall leverage. In addition, we have a $1.0 million credit facility with Union Bank at GFN and have certain obligations and subordinated notes to Bison Capital and SPV in connection with our purchase of Royal Wolf and Pac Van, respectively.
The global economic downturn (particularly in the construction-related sector in the United States and the mining and defense and transportation sectors in the Asia-Pacific area) and credit crises have had and continue to have an adverse impact on our business operations, making compliance with the various loan covenants very challenging. In addition, our leverage can be considered high, due primarily to declining adjusted EBITDA, and we have limited access to additional capital; except on terms that may be viewed as onerous and expensive. While we have and continue to proactively manage compliance with the covenants of our various loan agreements and believe we have satisfactory relationships with each lender, continued declines in our operating results could lead to a breach in one or more covenants and the lenders accelerating loan maturities.
During the fiscal year ended June 30, 2009 (“FY 2009”), we negotiated with certain of our lenders to modify various covenants and extend maturities. These included amending our senior credit facility with ANZ (see Note 4 of Notes to Condensed Consolidated Financial Statements) and our shareholders agreement with Bison Capital in GFN U.S. (see Note 8 of Notes to Condensed Consolidated Financial Statements). These amendments, among other things, established financial covenants for the ANZ facility at less restrictive levels, revised principal payment requirements, and deferred Bison Capital’s put option on their noncontrolling interest in GFN U.S. (through which we indirectly own Royal Wolf) to July 2011. In addition, the amendment of the ANZ credit facility requires that we pay the U.S.-denominated principal payment of $5.5 million due Bison Capital in July 2010 by a capital infusion from GFN.
Our required principal and other obligations payments (including Bison Capital’s put option) for the twelve months ending March 31, 2011 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2011	2012	2013	2014
ANZ senior credit facility (a)	$16,700	$9,100	$51,800	$100
Bison Capital subordinated notes	5,500	—	16,100	—
Bison Capital put option	—	12,900	—	—
Holdback note (issued in connection with Pac-Van acquisition)	1,500	—	—	—
BOA senior credit facility	—	—	61,800	—
SPV subordinated note	—	—	25,000	—
Union Bank credit facility	900	—	—	—
Other	200	100	100	100

	$24,800	$22,100	$154,800	$200

(a)	Reflects the invoice financing and overdraft facilities totaling $4.9 million as a current maturity. These should continually roll over and would be fully repaid at the maturity of the ANZ facility.
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
3. Generate sufficient capital, either through operations or external sources, including debt or equity, to meet loan maturities and the potential payment of the Bison Capital put option.

As a part of achieving these objectives, we intend to refinance our senior credit facility and subordinated note at Pac-Van and, additionally, amend our senior credit facility at Royal Wolf to, among other things, extend required principal payments due to ANZ during the subsequent twelve months ending March 31, 2011. A refinancing at Pac-Van would require additional debt or equity capital to be raised and, considering current market conditions, the raising of additional capital may not be available on favorable terms, if at all. Depending on our operating performance, we believe we require net proceeds of approximately $27.0 million from external financing in the foreseeable future to, among other things, pay the $5.5 million due Bison Capital and complete a refinancing at Pac-Van. We estimate that $7.0 to $10.0 million of the required external capital will be obtained from our rights offering to our stockholders (see Note 11 of Notes to Condensed Consolidated Financial Statements), with the remainder derived from other sources; such as private individual or institutional investors. However, there can be no assurance that we will be successful in raising the required capital, completing any refinancing and/or attaining amendments on our existing facilities, maintaining compliance with our loan covenants or obtaining waivers if we were noncompliant.
We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.
Cash Flow for YTD FY 2010 Compared to YTD FY 2009
Our leasing business is capital intensive and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have very long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations and to add to our breadth of product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
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

	Nine Months Ended March 31,
	2009	2010
Net cash provided by operating activities	$9,636	$24,472

Net cash used by investing activities	$(37,482)	$(4,652)

Net cash provided (used) by financing activities	$25,647	$(21,951)

Operating activities. Our operations provided net cash flow of $24.5 million during YTD FY 2010, as compared to $9.6 million during YTD FY 2009. The significant increase in operating cash flows of $14.9 million in YTD FY 2010 from YTD FY 2009 was primarily due to (1) a smaller net loss of $0.1 million versus $8.8 million, (2) effective management of cash flows from operating assets and liabilities of $12.5 million versus a reduction of $1.2 million and (3) non-cash adjustments of (i) unrealized gains on forward exchange contracts of $0.7 million versus $1.5 million, (ii) depreciation and amortization of $14.9 million versus $11.2 million and (iii) the additional benefit in deferred income taxes of $4.5 million in YTD FY 2010 versus YTD FY 2009. Cash provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. Operating cash flow was offset somewhat by non-cash adjustments in YTD FY 2010 when compared to YTD FY 2009 for unrealized foreign exchange gains of $2.6 million versus an unrealized loss of $10.7 million and unrealized gains on interest rate swaps and options of $0.3 million versus an unrealized loss of $2.8 million. The non-cash adjustments in YTD FY 2009 more than offset the other adjustments and uses of cash, including the realized foreign exchange losses of $2.8 million incurred primarily as a result of Royal Wolf repaying intercompany advances totaling $21.5 million.
Investing Activities. Net cash used by investing activities was $4.7 million for YTD FY 2010, as compared to $37.5 million for YTD FY 2009. In YTD FY 2009, we used $21.0 million to acquire Pac-Van and three other small acquisitions. Purchases of property, plant and equipment, or rolling stock, were reduced to approximately $1.4 million in YTD FY 2010 from $2.5 million in YTD FY 2009, and purchases of lease fleet declined significantly from $14.1 million in YTD FY 2009 to $3.3 million in YTD FY 2010; despite the acquisition of Pac-Van in QE FY 2009 and its capital requirements. In the current economic environment, we are minimizing our capital expenditures to reduce our overall leverage and anticipate our near term investing activities will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which requires us to purchase up to 5,000 containers if offered to us, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. Reference is made to Note 8 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.

Financing Activities. Net cash used by financing activities was $22.0 million for YTD FY 2010, as compared to $25.6 million provided in YTD FY 2009. During the second half of FY 2009, we made reducing our long-term debt a principal objective. In YTD FY 2010, we reduced our long-term borrowings by $21.7 million, as compared to borrowing $23.9 million in YTD FY 2009. These proceeds from our capital issuances and net borrowings were used together with cash flow generated from operations to primarily fund the acquisition of Pac-Van, as well as three smaller acquisitions and the expansion of our lease fleet during YTD FY 2009.
Asset Management
Receivables and inventories decreased (including foreign translation effect) from $26.4 million and $22.5 million at June 30, 2009 to $20.1 million and $19.5 million at March 31, 2010, respectively. Effective asset management is always a significant focus for us, particularly in this current economic environment, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At March 31, 2010, days sales outstanding (“DSO”) in trade receivables were 43 days and 41 days for Royal Wolf and Pac-Van, as compared to 49 days and 59 days at June 30, 2009, respectively.
The net book value of our total lease fleet increased (including foreign translation effect) from $188.9 million at June 30, 2009 to $196.0 million at March 31, 2010. At March 31, 2010, we had 38,153 units (15,678 units in retail operations in Australia, 6,950 units in national account group operations in Australia, 4,578 units in New Zealand, which are considered retail; and 10,947 units in the United States) in our lease fleet, as compared 39,574 units (15,534 units in retail operations in Australia, 8,190 units in national account group operations in Australia, 4,503 units in New Zealand, which are considered retail; and 11,347 units in the United States) at June 30, 2009. At those dates, 29,177 units (12,537 units in retail operations in Australia, 5,161 units in national account group operations in Australia, 3,835 units in New Zealand, which are considered retail; and 7,644 units in the United States) and 27,825 units (11,106 units in retail operations in Australia, 5,145 units in national account group operations in Australia, 3,494 units in New Zealand, which are considered retail; and 8,080 units in the United States) were on lease, respectively.
In the United States, the lease fleet totaled 10,947 units and 11,347 units at March 31, 2010 and June 30, 2009, respectively, and was comprised of 3,810 containers, 6,143 mobile offices and 994 modular units at March 31, 2010; and 4,007 containers, 6,327 mobile offices and 1,013 modular units at June 30, 2009. At those dates, in the United States, the total of 7,644 units and 8,080 units on lease, respectively, were comprised of 3,002 containers, 3,881 mobile offices and 761 modular units; and 3,255 containers, 4,061 mobile offices and 764 modular units, respectively.
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
For the issuances of stock options, we follow the fair value provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. FASB ASC Topic 718 requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, prior to July 1, 2009, we used volatility rates based upon a sample of comparable companies our industry and we now use a volatility rate based on the performance of our common stock; which yields a higher rate. In addition we use a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.
We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We perform an annual impairment test on goodwill at June 30 using the two-step process required under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.

At June 30, 2009, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit and we determined that the fair values of the Pac-Van and Royal Wolf reporting units exceeded the carrying values of the net assets of these reporting units. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step two impairment test would have been performed. In a step-two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting units to the respective assets and liabilities of each reporting unit as if the reporting units had been acquired in separate and individual business combinations and the fair value of the reporting units was the price paid to acquire the reporting units. The excess of the fair value of the reporting units over the amounts assigned to their respective assets and liabilities is the implied fair value of goodwill.
We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At March 31, 2010, there were no significant changes in events or circumstances that were not existing or considered since the last annual test at Royal Wolf or Pac-Van. However, if the underperformance of Pac-Van’s operating results continues or worsens for the remainder of the current fiscal year, a potential step-one impairment would most likely exist at yearend. The range of the potential impairment would vary depending on the range of valuation assumptions used and could be significant. At June 30, 2009, our step-one impairment test determined that the fair value of Pac-Van exceeded its carrying value by approximately ten percent.
Intangible assets include those with indefinite (trademark and trade name), and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We test impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. A step-one impairment of goodwill, as discussed above, may lead to a revaluation and impairment of intangible assets at yearend.
In preparing our consolidated financial statements, we recognize income taxes in each of the jurisdictions in which we operate. For each jurisdiction, we estimate the actual amount of taxes currently payable or receivable as well as deferred tax assets and liabilities attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance would be provided for those deferred tax assets for which it is more likely than not that the related benefits will not be realized. In determining the amount of the valuation allowance, we consider estimated future taxable income as well as feasible tax planning strategies in each jurisdiction. If we determine that we will not realize all or a portion of our deferred tax assets, we would increase our valuation allowance with a charge to income tax expense or offset goodwill if the deferred tax asset was acquired in a business combination. Conversely, if we determine that we will ultimately be able to realize all or a portion of the related benefits for which a valuation allowance has been provided, all or a portion of the related valuation allowance would be reduced with a credit to income tax expense except if the valuation allowance was created in conjunction with a tax asset in a business combination.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 14, 2010	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
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