Form 10-K
period 2010-06-30
General Finance CORP
filed 2010-09-24
CIK 1342287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32845
(Exact name of registrant as specified in its charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	32-0163571 (I.R.S. Employer Identification No.)
39 East Union Street Pasadena, California 91103 (Address of Principal Executive Offices)	(626) 584-9722 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Units, each consisting of one share of Common
Stock, $0.0001 par value, and One Warrant	NASDAQ Global Market
Common Stock, $0.0001 par value	NASDAQ Global Market
Warrants to Purchase 0.5 Shares of Common Stock	NASDAQ Global Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2009 was approximately $14,758,000 based on a closing price of $1.27 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
There were 22,023,299 shares of the Registrant’s Common Stock outstanding as of September 3, 2010.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION
2010 ANNUAL REPORT ON FORM 10-K

i

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

ii

PART I
Item 1. Business
References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its direct and indirect subsidiaries, including, GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”), GFN North America Corp., a Delaware corporation (“GFNNA”), and its subsidiary Pac-Van, Inc., an Indiana corporation (which, combined with GFNMS, is referred to herein as “Pac-Van”), GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S”), its subsidiary GFN Australasia Holdings Pty Limited, an Australian corporation (“GFN Holdings”), its subsidiary GFN Australasia Finance Pty Limited, an Australian corporation (“GFN Finance”), and its subsidiary RWA Holdings Pty Limited, an Australian corporation ( “RWA”), and its subsidiaries. GFN Holdings and its subsidiaries are collectively referred to herein as “Royal Wolf.”
Background and Overview
We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006. On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf by purchasing the outstanding shares of RWA. The purchase price paid to the former shareholders of RWA was $64.3 million, which consisted of $44.7 million in cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid $46.5 million to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
Our strategy and business plan is to acquire and operate businesses in North America, Europe and the Asia-Pacific area. Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through 24 customer service centers, which we refer to as “CSCs,” in Australia and New Zealand and 25 branch locations across 18 states in the United States. Royal Wolf and Pac-Van operate in two distinct, but related industries, modular space and mobile storage, which we collectively refer to as the “portable services industry.”
Our products include the following:
Modular Space
Modular Buildings. Also known as manufactured buildings, modular buildings provide customers with additional space and are often modified to customer specifications. Modular buildings range in size from 1,000 to more than 30,000 square feet and may be highly customized.
Mobile Offices and Portable Container Buildings. Also known as trailers or construction trailers, mobile offices are re-locatable units with aluminum or wood exteriors on wood (or steel) frames on a steel carriage fitted with axles, allowing for an assortment of “add-ons” to provide comfortable and convenient temporary space solutions. We also offer portable container buildings, ground level offices (“GLOs”), or office containers (which are either modified or specifically-manufactured shipping containers that are used as mobile offices), and in-plant units, which are manufactured structures that provide self-contained office space with maximum design flexibility.
Mobile Storage
Storage Containers. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience, and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.

Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.
ROYAL WOLF
Royal Wolf’s lease fleet, nationwide presence and experienced management team position it as the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Royal Wolf leases and sells storage container products through its 24 (Customer Service Centers (“CSCs”) located in every state in Australia and New Zealand. We believe Royal Wolf has the largest lease fleet of storage container products in Australia and New Zealand. Royal Wolf is the only portable container lease and sales company with CSCs in all major business centers in Australia and New Zealand. Royal Wolf’s experienced management team is lead by Robert Allan, the chief executive officer of Royal Wolf, who has 25 years of experience in the industry. The ten members of the senior management team of Royal Wolf have an average of over 14 years of experience in the industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.
Royal Wolf’s storage container products are used by a diverse client base of nearly 21,000 customers who conduct business in a broad range of industries that include mining, road and rail, construction, moving and storage, manufacturing, transportation, defense and in the support of small and medium-size entities (“SMEs”). Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods.
We are pursuing a business strategy focused on growing our leasing operations, generating strong internal growth, reducing indebtedness and eventually leveraging our infrastructure through acquisitions, as follows:
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
Generate Strong Internal Growth. We define internal growth as an increase in lease revenues on a year-over-year basis at our CSCs in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of storage containers we lease from our existing branches to both new and repeat customers as well as changing the billing methodologies used in the U.S. market, such as advance billing, a 28-day billing cycle, fuel surcharges and a damage waiver program. Historically, we have been able to generate strong internal growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of mobile storage and differentiate our products from our competitors.
Reducing and Refinancing Indebtedness. Reducing and refinancing Royal Wolf’s debt on more favorable terms are among our priorities. We believe this focus on debt reduction and refinancing will provide greater operational flexibility in the future and will position Royal Wolf to capture future growth opportunities.
Leverage our Infrastructure through Acquisitions. Our branch network infrastructure serves a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our long-term objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing branches or adding newly acquired fleet with branches in better locations can be very effective. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area.
Industry Overview
The storage industry includes two principal markets, fixed self-storage and mobile storage. The fixed self-storage market consists of permanent structures located away from customer locations used primarily to temporarily store excess goods. Although we have containers that are used for self-storage on our sites and have sites that are focused on self-storage such as Auckland and Christchurch in New Zealand and Tomago in Australia, we do not participate in the fixed self-storage market with permanent structures.

The portable storage market differs from the fixed self-storage market in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, better security and lower costs. In contrast to fixed self-storage, which is used by retail customers, the portable storage market is primarily used by businesses.
Mobile Storage Container Market
Since the mid-1990s, the storage container industry in Australia and New Zealand has developed into a stable market analogous to the marine container business of 20 or 25 years ago. Marine containerization displaced less efficient and more expensive specialized equipment. We believe mobile storage containers are achieving increased market share due to an increasing awareness of container storage benefits: convenience and ground level access at the customer location, security and low cost.
We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $167 million (AUS$195 million), with an estimated 60% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, rental revenue will account for an increasing proportion of the total revenue.
The mobile storage market has experienced steady growth since the mid-1990s. Although there is no official forecast of industry growth rates or the future potential size market for mobile storage in Australia and New Zealand, we believe that a number of factors suggest that the market will continue to grow:
•	Customer familiarity with mobile storage benefits is still relatively low;
•	Suppliers and customers continue to develop further uses for mobile storage containers; and
•	Industries which use portable storage products continue to grow.
The mobile storage markets in Australia and New Zealand are highly fragmented. In most locations in Australia, Royal Wolf competes with several national and regional competitors, including, Cronos and CGM-CMA, as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, most are heavily reliant on monthly sales performance, have slowly growing rental fleets and have limited ability to transact larger deals. The New Zealand market is even more fragmented.
The following table lists Royal Wolf’s principal competitors in the mobile storage container market in Australia. This information was compiled by Royal Wolf’s management team based upon informal estimates and internal surveys of competitor rental fleet size, annual sales volumes and, where possible, external information such as competitor newsletters and advertising. We have no independent corroboration of this market information, and there is no assurance that this internally-generated information is accurate or complete.

Competitor	Scope of Operations
Cronos	National
CGM-CMA	National
Portable Container Buildings Market
The portable container buildings market in Australia was estimated to have generated revenue totaling $848 million (AUS$990 million) during the year ended June 30, 2009, of which approximately $502 million (AUS$586 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in January 2010. The portable buildings market consists of the following:
•	Engineering, construction and resources — approximately 30%.
•	Household — approximately 30%
•	Non-residential building construction — approximately 17%.
•	Recreation and holiday — approximately 15%.
•	Agriculture and export — approximately 8%
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
We believe that the portable container buildings market will grow over the long-term term, driven in part by a cyclical expansion in the mining and construction markets, which represent a significant growth opportunity for Royal Wolf. The transportability, security and flexibility of portable container buildings are highly valued in the mining and construction markets.
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
Freight Container Market
Royal Wolf’s management team estimates that the freight container market in Australia generates approximately $33 million (AUS $38 million) in aggregate annual lease and sales revenues. The growth rate in this industry has been slow compared with the portable container storage and portable container buildings market, which reflects the relative maturity of this industry. Royal Wolf’s present strategy is to maintain rather than grow its container fleet in this sector. Competitors include, Cronos and Simply Containers.
The following table lists Royal Wolf’s principal competitors in the Australian freight container market:

Competitor	Scope of Operations
Cronos	National
Simply Containers	National
Products and Services
Royal Wolf is the only storage container product company in Australia and New Zealand with both the national presence and product range capable of servicing all sectors of the domestic rental and sales market. The Company’s key products include:

Mobile storage containers:	10-foot, 20-foot and 40-foot general purpose units
Double pallet-wide high cube units
Hazardous goods containers
Refrigerated containers

Portable container: buildings:	Site offices and cabins
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
There are 18,759 mobile storage containers in the lease fleet. The amount and percentage of Royal Wolf’s total sales and leasing revenues of mobile storage containers for the fiscal year ended June 30, 2010 were as follows ($ in millions):

	Dollars	Percentage
Sales	$53.0	89%
Leasing	27.8	70%

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
There are 1,859 portable container buildings in the lease fleet. The amount and percentage of Royal Wolf’s total sales and leasing of portable container building revenues for the fiscal year ended June 30, 2010 were as follows ($ in millions):

	Dollars	Percentage
Sales	$4.4	8%
Leasing	5.4	13%

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
There are 6,309 freight containers in the lease fleet. The amount and percentage of Royal Wolf’s total sales and leasing of freight container revenues for the fiscal year ended June 30, 2010 were as follows ($ in millions):

	Dollars	Percentage
Sales	$1.9	3%
Leasing	6.7	17%

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

Each of the following material suppliers was the source of five percent or more of Royal Wolf’s container purchases during the year ended June 30, 2010:

		Percentage of
Suppliers	Type of Product Purchased	Container Purchases

Nantong CIMC	New	10%
Flex Box	New	8
Singamas	New	6
Eastern Container Alliance	New	5

Royal Wolf purchases new storage container products under purchase orders issued to container manufacturers. There are several alternative sources of supply for storage containers. Though Royal Wolf is not dependent upon any one manufacturer in purchasing storage container products, the failure of one or more of its suppliers to timely deliver containers to Royal Wolf could adversely affect its operations. If these suppliers do not timely fill Royal Wolf’s purchase orders or do not properly manufacture the ordered products, Royal Wolf’s reputation and financial condition also could be harmed.
In November 2007, Royal Wolf entered into a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to Royal Wolf all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012. Approximately 360 units were purchased under this contract during the year ended June 30, 2010.
Branch network
Royal Wolf leases and sells its storage container products from its network of 24 CSCs, the largest branch network of any storage container company in Australia and New Zealand. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force.
A typical Royal Wolf CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand.
The following map shows Royal Wolf’s existing CSC locations at June 30, 2010:

Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our six regional managers. Our regional managers, in turn, report to our CSC or retail manager. Performance based incentive bonuses are a portion of the compensation for the CSC, regional and branch managers.
Each branch has its own sales force, and we are introducing a transportation department that will deliver and pick up mobile storage units from customers in certain hub areas. Each branch has forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them to maximize usable ground area. Our larger branches also have a fleet maintenance department to make modifications to the containers and maintain the branch’s forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.
Except for the Auckland, New Zealand self-storage and regional office site, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of between one month and 15 years, and we believe that satisfactory alternative properties can be found in all of our markets. Reference is made to “Item. 2 Properties” for a more detailed description of our leased facilities.
Customers
Royal Wolf has a broad base of nearly 21,000 active customers, with only one customer constituting more than 2% of our annual revenue for the fiscal year ended June 30, 2010. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the diversity of Royal Wolf’s customer base reduces the business exposure to a significant downturn in any particular industry.
Royal Wolf storage container products provide its customers with a solutions-oriented approach with high quality equipment, superior service and product knowledge. This is supported by a highly responsive national marketing team, in-house finance, and control and engineering expertise and nationally linked fleet management and accounting systems. Royal Wolf is the largest and only truly national supplier of container products in Australia and New Zealand, and the only container company with the scale and capacity to service a full range of customers, from small local accounts right through to the largest national businesses. Royal Wolf’s diverse customer base is depicted in the following chart for the fiscal year ended June 30, 2010:

Royal Wolf customers use its storage containers for a wide variety of purposes, which include:
•	Temporary storage of excess inventory for the retail and wholesale industries;
•	Offices, workshops or storerooms;
•	Portable work camps for the resources industry, including accommodations, ablution and kitchen containers;
•	Blast resistant containers for refineries;
•	Rapid deployment storage for the military, emergency services and disaster relief;
•	Low-cost accommodations for remote communities and caravan parks; and
•	Farm storage for cattle feed, farm equipment, fertilizers and other items.
Sales and Marketing
Royal Wolf’s sales and marketing strategy is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages, internal advertising and SEO (search engine optimization) and print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is for Royal Wolf to be the market leader in identifying and closing new customers.
Fleet Management
Royal Wolf regularly re-locates containers between its CSCs to meet peaks in regional demand and optimize inventory levels. Royal Wolf has close relationships with the national road and rail hauling companies that enable it to transport the majority of containers interstate at attractive rates.
Royal Wolf’s management information systems are instrumental to its fleet management and targeted marketing. Fleet information is updated daily at the CSC level which provides management with on-line access to utilization, leasing and sale fleet unit levels and revenues by branch or geographic region.
Management Information and Back Office Systems
Our management information systems, including the RMI and Navision software programs provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, customer trends and fleet data. All our branches use RMI/Navision and our support office provides financial, inventory and customer reports for branch managers.
Employees
As of June 30, 2010, Royal Wolf employed 226 full-time employees in the following major categories:

Senior and CSC management	16
Corporate staff	21
Sales and marketing	76
CSC operations and administration	113

None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.

PAC-VAN
Pac-Van competes in the modular space and the mobile storage industries. Modular space includes mobile offices and modular buildings and involves the rental and sales of factory built structures and the delivery and installation of the equipment at customer properties. Mobile storage generally includes providing customers with secure, temporary storage at their site locations. Both lines of business serve a broad range of industries, including construction, services, retail, manufacturing, transportation, utilities and government.
We are pursuing a business strategy focused on growing our leasing operations, diversifying our product offerings in storage containers and modular buildings, maintaining disciplined cost controls, reducing indebtedness and eventually completing accretive acquisitions, as follows:
Focus on Leasing Business. We focus on increasing our core leasing business because it generates predictable, recurring revenues and high profit margins. Pac-Van’s management team strives to optimize leasing rates and lease fleet utilization in the 26 core markets it serves. Pac-Van branch office system permits it to shift its fleet to branches where customer demand is greatest, and Pac-Van’s planning and sourcing expertise permits it to procure new product on an as needed basis.
Diversifying Our Product Offerings. We plan to continue to expand the size and breadth of our lease fleet. We will emphasize expansion of our higher return products, particularly storage containers. In addition, we will continue to pursue the introduction of specialty storage and office products that can attain long lease durations and high leasing operating margins.
Disciplined Cost Controls. Pac-Van’s size permits it to more rapidly adjust to changing market conditions than many of its larger competitors. This size enables Pac-Van to quickly introduce storage container products demanded by customers, adjust capital expenditures and other spending and maintain more disciplined cost controls than competitors whose cost structures include manufacturing, large payrolls and large investments in outdated product classes, such as storage trailers.
Reducing Indebtedness. We continue to focus on reducing the indebtedness of Pac-Van. We believe this focus on debt reduction will provide great flexibility in the future and will position Pac-Van to capture future growth opportunities. In down or recovering economic cycles, such as we are experiencing in the United States, the Company focuses on optimizing lease fleet utilization, lease rates and collections.
Accretive Acquisitions. Pac-Van plans to complete acquisitions that are accretive or offer other benefits such as expanded customer service or product offerings. Acquisitions, especially “tuck in” acquisitions, also allow Pac-Van to leverage the fixed costs of its branch offices with additional lease fleet that deliver scale and increased profitability.
Industry Overview
Pac-Van competes in two different, but related, segments of the portable services industry: the modular space segment and the mobile storage segment.
The Modular Building Institute, in its State of the Industry 2006 report, estimated that U.S. modular space industry dealers earned in excess of $3.0 billion of leasing and sales revenues in 2005. The industry has expanded rapidly over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown. We believe modular space delivers four core benefits: lower costs, flexibility, reusability and timely solutions. Modular buildings offer customers significant cost savings over permanent construction. Flexibility and reusability are the hallmarks of modular buildings. Modular products are not site specific and can be reutilized. It is not unusual to have modular buildings serve a wide variety of users during their life spans. We believe we are well-positioned to benefit from growth in the modular space industry.
Pac-Van also competes in the mobile storage industry. Mobile storage is used primarily by businesses for secure, temporary storage at the customer’s location. The mobile storage industry serves a broad range of other industries, including construction, services, retail, manufacturing, transportation, utilities and government. Mobile storage offers customers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at a fixed-site self-storage facility by providing additional space for higher levels of inventory, equipment or other goods on an as-needed basis. Although Pac-Van is not aware of any published estimates, Pac-Van believes the mobile storage industry is growing due to an increasing awareness of its convenience and cost benefits.

The modular space industry is highly competitive. Pac-Van competes with service, quality, customer relationships and price. Pac-Van believes that its reputation for customer service and a wide selection of units allow it to compete effectively. However, Pac-Van’s largest North American competitors, ModSpace, Williams-Scotsman, and Mobile Mini have greater market share or product availability in some markets and have greater financial resources and pricing flexibility than it. Other regional competitors include Acton Mobile, Vanguard Modular, and Satellite Shelters.
The portable storage industry is highly fragmented, with numerous participants in local markets leasing and selling storage containers, storage trailers and other structures. Pac-Van believes that participants in its industry compete on the basis of customer relationships, price, service, delivery speed and breadth and quality of equipment offered. In every area Pac-Van serves, Pac-Van competes with multiple local, regional, and national portable storage providers. Some of Pac-Van’s competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Pac-Van’s largest competitors in the storage container and storage trailer markets in the U.S. are Mobile Mini, Williams Scotsman, Allied Leasing, Haulaway, Eagle Leasing and National Trailer Storage.
Business Strengths
Pac-Van is a recognized provider of modular buildings, mobile offices and mobile storage products on a national, regional and local basis in the United States. Pac-Van believes it possesses the following strengths:
Extensive Geographic Coverage. With growing lease fleet of approximately 11,000 units, Pac-Van is a national participant in the mobile and modular sectors of the portable services industry. Pac-Van’s branch offices serve 17 of the 50 largest Metropolitan Statistical Areas, or MSAs, in the United States. Pac-Van serves a diverse base of national, regional and local customers. The size of Pac-Van’s fleet also allows Pac-Van to offer a wide selection of products to its customers and to achieve purchasing efficiencies.
Diversified Customer Base. Pac-Van has established strong relationships with a diverse customer base in the U.S., ranging from large companies with a national presence to small local businesses. During the fiscal year ended June 30, 2010 (“FY 2010”), Pac-Van leased or sold its equipment to over 6,200 customers. In FY 2010, Pac-Van’s largest customer accounted for approximately 5% of its total revenues and Pac-Van’s top ten customers accounted for approximately 15% of its total revenues. Pac-Van believes that the diversity of its business limits the impact on Pac-Van of changes in any given customer, geography or market.
Focus On Customer Service and Support. Pac-Van’s operating infrastructure in the U.S. is designed to ensure that Pac-Van consistently meets or exceeds customer expectations. On the national and regional level, Pac-Van’s administrative support services and scalable management information systems enhance its service by enabling Pac-Van to access real-time information on product availability, customer reservations, customer usage history and rates. Pac-Van believes this focus on customer service attracts new and retains existing customers. In FY 2010, more than 90% of its lease and lease-related revenues were generated from customers who leased from Pac-Van in prior years.
Significant Cash Flow Generation and Discretionary Capital Expenditures. Pac-Van has consistently generated significant cash flow from operations by maintaining high utilization rates and leasing margins and controlling capital expenditures. A significant portion of Pac-Van’s capital expenditures are discretionary in nature, thus providing Pac-Van with the flexibility to readily adjust the amount that it spends based on its business needs and prevailing economic conditions.
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

Products and Services
Pac-Van provides a broad range of products to meet the needs of its customer base. These products include modular buildings, mobile offices and storage containers. The following provides a description of Pac-Van’s product lines:
Modular Buildings. Modular buildings are factory-built, portable structures generally consisting of two or more floors and are used in a wide variety of applications, ranging from schools to restaurants to medical offices. Ranging in size from 1,000 to more than 30,000 square feet, the company’s modular buildings are constructed in many sizes and are usually designed to satisfy unique customer requirements. Pac-Van procures modular buildings from an established network of manufacturing partners to meet state building requirements. Modular buildings represent 34% of Pac-Van’s lease fleet.
Mobile Offices. Sales and construction offices, also known as field offices, are relocatable, single-unit structures primarily used for temporary office space. These units are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Standard construction office models range in size from approximately 160 square feet to 1,000 square feet, and are available in standard 8, 10, 12, and 14 foot widths, and include air conditioning and heating, lighting, plan tables, shelving, electrical wiring, phone jacks, and other features normally associated with basic office space. Sales offices range in size from 384 to 672 square feet and typically come in 12 foot widths. Sales offices generally have wood siding, carpeting, high ceilings, custom windows, and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. Ground offices are storage containers that have been modified to include office space with feature similar to those found in construction offices. Like storage containers, ground level offices (GLOs) typically come in lengths of 20 feet and 40 feet. Some models combine both office and storage functions. All of Pac-Van’s mobile offices are built, or modified as with ground offices, by an established network of manufacturing partners to standard specification, which may vary depending on regional preferences. In addition, Pac-Van builds these units to meet state building code requirements and generally obtains multi-state codes enabling the company to move equipment among its branch network to meet changing demand and supply conditions. Mobile offices comprise approximately 59% of Pac-Van’s lease fleet.
Mobile Storage Equipment. Mobile storage equipment is generally classified into the following product groupings: storage containers, domestic storage containers and storage trailers. Storage containers vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers are steel units, which are generally eight feet wide and eight and one-half feet high, and are built to the International Organization for Standardization standards for carrying ocean cargo. Pac-Van purchases new and used storage containers. Domestic storage containers are generally eight feet wide, ten feet in width and come in lengths ranging from 40 to 53 feet. Storage trailers, which vary in size from 28 to 53 feet in length, have wheels and hitches and provide dock height storage. Mobile storage equipment comprises approximately 7% of Pac-Van’s rental fleet.
Delivery and Installation, Return and Dismantle, and Other Site Services. Pac-Van delivers and where necessary installs all three product lines directly to its customers’ premises. Installation services range from simple leveling for portable storage to complex seaming and joining for modular buildings. Pac-Van will also provide skirting and ramps as needed by the customer. Depending on the type of unit some states will also require tie downs and other features to secure the unit. Once a unit is on site at a customer location, Pac-Van’s site services include relocating the unit.
Ancillary Products and Services. In addition to leasing it core product line, Pac-Van provides ancillary products such as steps, furniture, portable toilets, security systems, and other items to its customers for their use in connection with its equipment. Pac-Van also offers its lease customers a damage waiver program that protects them in case the leased unit is damaged. For customers who do not select the damage waiver program, Pac-Van bills them for the cost of any repairs.
Pac-Van complements its core leasing business by selling either existing rental fleet assets or assets purchased specifically for resale. In FY 2010, management estimates that nearly 29% of the sales came from existing fleet units. The sale of- lease fleet units has historically been a cost-effective method of replenishing and upgrading the lease fleet. As with the leasing business, Pac-Van provides additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, Pac-Van provides not only the underlying equipment but also a full range of ancillary services, such as a foundation, specialty interior finishes, and landscaping, necessary to make the equipment fully operational for the customer.

Lease Fleet Summary by Number of Units as June 30, 2010:
Lease Fleet Summary by Gross Dollar Value (thousands) at June 30, 2010:
Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. Pac-Van monitors fleet utilization at each branch. For FY 2010, average unit utilization of the lease al fleet was approximately 71% on a gross dollar basis and 69% on a unit basis. While Pac-Van adjusts its pricing to respond to local market conditions, management believes that it generally achieves a rental rate equal to or above that of competitors because of the quality of Pac-Van’s products and its high level of customer service. As part of its leasing operations, Pac-Van sells used units from its rental fleet at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of its lease agreements. Due in part to an active fleet maintenance program, Pac-Van’s units maintain a substantial portion of their initial value which includes the cost of the units as well as costs of significant improvements made to the units.
Sales. Pac-Van will sell units out of its sale inventory as well as its lease fleet. Pac-Van does not generally purchase new units for resale until it has obtained firm purchase orders (which are generally non-cancelable) for such units.
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

Product Procurement and Capital Expenditures
Pac-Van closely monitors fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Generally, fleet purchases require corporate approval and must pass purchasing guidelines (primarily based on minimum return on investment requirements and utilization requirement). Pac-Van purchases storage equipment and modular and mobile offices from a network of third-party suppliers. The top three suppliers of units for FY 2010 represented approximately 53% of all fleet purchases and the top ten suppliers represented approximately 81% of all fleet purchases
Pac-Van can adjust capital expenditures to match business needs and prevailing economic conditions. Pac-Van does not generally enter into long-term purchase contracts with manufacturers and can modify its capital spending activities to correspond to market conditions.
We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as favorable acquisition opportunities become available.
Fleet Maintenance
Ongoing maintenance to Pac-Van’s lease fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of its units. We use both in-house fleet technicians and third-party vendors to perform maintenance depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Storage trailer maintenance may also include repairing or replacing brakes, lights, doors and tires. Maintenance requirements for mobile offices and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Major office repairs are sometimes outsourced. Whether performed by Pac-Van or a third party, the cost of maintenance and repair of Pac-Van’s lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe that Pac-Van’s maintenance program ensures a high quality fleet.
Branch Network
The following map shows Pac-Van’s existing branch network as of June 30, 2010:
As a key element to its market strategy, Pac-Van maintains a network of 26 branch offices throughout the United States. This network enables it to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental and lower freight costs which are typically paid by the customer. Pac-Van benefits because it is able to spread regional overhead and marketing costs over a larger lease base, redeploy units within its branch network to optimize utilization.

Branches are generally headed by a branch manager and branch operations are led by three regional vice presidents who collectively average more than 10 years of experience with Pac-Van. Management believes it is important to encourage employees to achieve specified revenue and profit levels and to provide a high level of service to customers. Regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance and, in some cases, sales commissions. Sales representatives compensation includes both base and commission elements.
Customers
Pac-Van has established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietors. During FY2010, Pac-Van provided its portable storage, mobile office and modular building products to a diversified base of approximately 6,200 national, regional and local companies in a variety of industries including construction, industrial, manufacturing, education, service, and government sectors.
In FY2010, Pac-Van generated 65% of its revenues from leasing and 35% of its revenues from sales. Pac-Van’s largest leasing customer accounted for approximately 2% of total leasing revenues and its top ten customers accounted for approximately 8% of its total leasing revenues. The following chart shows the percentage of revenues generated by different industries in FY 2010:
Construction. Construction customers include a diverse group of contractors and subcontractors who work on commercial and residential projects. Pac-Van believes its construction customer base is characterized by a wide variety of contractors and subcontractors, including general contractors, mechanical contractors, plumbers, electricians and roofers. In FY 2010, revenue generated from construction customers was 37% of total revenue, a decrease from 45% in the year ended June 30, 2009. Contractors typically use Pac-Van’s products to provide on-site office facilities and to securely store construction materials and supplies at construction sites. Nevertheless, Pac-Van believes the majority of its lease and lease-related revenue is derived from the commercial construction market. Demand from Pac-Van’s construction customers tends to be higher in the second and third quarters when the weather is warmer, particularly in the central and northern United States.
Services. Service customers include businesses that provide medical care or veterinary services, equipment leasing companies that sublease Pac-Van’s equipment, entertainment companies including those conducting sporting events, and religious institutions, other than for their classroom needs. These customers may use any or all of Pac-Van’s products and services.
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
Commercial. The commercial customer segment includes a wide variety of businesses, usually businesses that sell services, but excludes businesses that have customers who shop at their location. These customers may use Pac-Van’s modular products as their place of business, Pac-Van’s mobile offices as supplemental office space and Pac-Van’s storage products to store their inventory, goods or supplies.
Government. Government customers include public schools, correctional institutions, fire departments as well as the U.S. military. These customers generally lease storage containers and storage trailers to safeguard materials used in their day-to-day operations and various government projects. They lease mobile offices and modular buildings for classrooms, training offices and general office space.
Education. The education customer segment includes both public and private schools and day care facilities, and includes classroom space for religious institutions. Pac-Van provides space to this customer group ranging from entire school facilities to supplemental classroom space, to portable storage equipment for storing athletic gear.
Sales and Marketing
As of June 30, 2010, Pac-Van’s sales and marketing team consisted of 33 employees. Members of Pac-Van’s sales group act as its primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Pac-Van’s marketing group is primarily responsible for coordinating direct mail, Internet marketing and other advertising campaigns, producing company literature, creating promotional sales tools and managing its sales management system. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers. Pac-Van’s marketing programs emphasize the cost-savings and convenience of using its products versus constructing temporary or permanent offices or storage facilities. Pac-Van markets its services through a number of promotional vehicles, including the Internet, yellow pages, prominent branding of its equipment, telemarketing, targeted mailings, trade shows and limited advertising in publications.
The development of Pac-Van’s marketing programs are developed by branch managers, regional vice presidents and senior management, all of whom participate in devising branch-by-branch marketing strategies based on fleet availability and forecasted demand. Pac-Van’s branch managers, working with its corporate marketing team, determine the timing, content and target audience of direct mailings, specials and promotional offers, while the corporate office manages the marketing process itself to ensure the consistency of its message, achieve economies of scale and relieve its local branches of the administrative responsibility of running its marketing programs. Pac-Van believes that its approach to marketing is consistent with the local nature of its business and allows each branch to employ a customized marketing plan that fosters growth within its particular market.
Management Information Systems
Pac-Van’s management information systems are instrumental to its lease fleet management and targeted marketing efforts and allow management to monitor operations at branches on a daily, weekly, and monthly basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel. This provides management with on-line access to utilization, lease fleet unit levels and rental revenues by branch or geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch sales people utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.
Employees
As of June 30, 2010, Pac-Van had 181 employees. None of our employees are covered by a collective bargaining agreement. Management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees. The employees are grouped accordingly:

Senior and branch management	26
Corporate staff	20
Sales and marketing	33
CSC operations and administration	102

In addition, we have three full-time employees at our GFN corporate office in Pasadena, California.
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
Trademarks
We entered into a licensing agreement with Triton Corporation in May 2008 for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We paid Triton Corporation $740,000 to license the trademark. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business.
Pac-Van owns a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space®.” Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the United States will last indefinitely as long as Pac-Van continues to use and maintain the trademarks and renew filings with the applicable governmental offices.
Available information
Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The Internet websites for Royal Wolf and Pac-Van are www.royalwolf.com.au and www.PacVan.com, respectively.
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

Executive Officers of the Registrant
The following information is provided as of June 30, 2010 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in Item 10 of this Annual Report on Form 10-K, which incorporates by reference to our definitive Proxy Statement for the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.
No family relationship exists between any executive officer.

Name	Age	Position

Charles E. Barrantes	58	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	43	General Counsel, Vice President and Secretary

Robert Allan	54	Chief Executive Officer of Royal Wolf

Theodore Mourouzis	47	President and Chief Operating Officer of Pac-Van, Inc.
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
Christopher A. Wilson became our General Counsel, Vice President and Secretary in December 2007. Prior to joining us, Mr. Wilson was the general counsel and assistant secretary of Mobile Services Group, Inc. from February 2002 to December 2007. Mr. Wilson practiced corporate law as an associate at Paul, Hastings, Janofsky & Walker LLP from 1998 to February 2002. Mr. Wilson graduated with a B.A. from Duke University in 1989 and a J.D. from Loyola Law School of Los Angeles in 1993.
Robert Allan has been the Chief Executive Officer of Royal Wolf since February 2006. Mr. Allan joined Royal Wolf in April 2004 as its Executive General Manager. From 2000 until joining Royal Wolf, he served as Group General Manager of IPS Logistics Pty Ltd, a shipping and logistics company. From 1997 until 2000, Mr. Allan was employed as a Regional Director of Triton Container International, the world’s largest lessor of marine cargo containers to the international shipping industry. Mr. Allan has more than 30 years of experience in the container leasing and logistics industries.
Theodore Mourouzis has been President of Pac-Van, Inc. since August 2006. He previously served as its Chief Operating Officer since 1999 and as its Vice President of Finance from 1997 until 1999. Prior to his employment with Pac-Van, Mr. Mourouzis, among other things, was a controller for a 3M joint venture, served four years in management consulting with Deloitte & Touche (focusing in operations and business process consulting), and was president of a picture framing distributor and the chief financial officer of its holding company. He received his undergraduate degree from Stanford University (in 1985) and a Masters of Business Administration from The Wharton School of the University of Pennsylvania (in 1991).

Item 1A. Risk Factors
In addition to the other information in our Annual Report on Form 10-K, you should consider the risks described below that we believe may be material to investors in evaluating us. This section contains forward-looking statements, and in considering these statements, you should refer to the qualifications and limitations on our forward-looking statements that are described in SAFE HARBOR STATEMENT before the beginning of Item 1.
Our ability to repay our indebtedness is dependent on our ability to raise capital that may not be available.
We are required to pay the U.S.-denominated principal payment of $5.5 million due Bison Capital in July 2011 by a capital infusion from GFN. There can be no assurances that our current cash balance will be sufficient to make the principal payment of $5.5 million due Bison Capital in July 2011. In such event, we may seek to raise additional funds through, among other things, sales of our debt or equity securities. However, we cannot assure you that any such future financing would be successful. Our inability to obtain sufficient funding in the amounts and at the times when needed, may have a material adverse affect on our business, financial condition and results of operations, including substantially increasing our cost of borrowing and restricting our future operations. These events may significantly reduce the value of your investment.
Reference is made to Note 5 of Notes to Consolidated Financial Statements for more information regarding our indebtedness to Bison Capital.
Global economic conditions and market disruptions may adversely affect our business, financial condition and results of operations.
Financial markets and economic conditions throughout the world have been experiencing disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, unprecedented government support of financial institutions and high unemployment rates. These developments and the related general global economic downturn has and may continue to adversely affect our business and financial condition, as well as the ability of our customers and suppliers to obtain financing to perform their obligations to us. Though we are strengthening our efforts in collections and inventory control, continued worsening of conditions could adversely affect the collection of trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and, in the event of continued contraction in container and modular unit sales and leasing, could lead to a further build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian and New Zealand dollars could significantly affect our results of operations through reported foreign exchange gains and losses on U.S.-denominated debt and, if the Australian and New Zealand dollars weaken, result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
There were no events of default under our senior credit facilities and senior subordinated notes at June 30, 2010. However, if the results of our operations continue to be weak or worsen, we may be unable to meet the covenants governing the indebtedness of GFN, Pac-Van and Royal Wolf, which may require our seeking amendments, waivers of covenant compliance or alternative borrowing arrangements. While we believe our relationships with our senior lenders are good, there is no assurance that they would consent to such an amendment or waiver in the event of noncompliance, or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities for the foreseeable future, or that our senior lenders would not exercise rights that would be available to them; including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates, including through the issuance of our preferred stock, has been and may continue to be adversely affected by the current conditions in the financial markets. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.
We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

We operate with a significant amount of indebtedness, which is secured by all or substantially all of our assets, subject to variable interest rates and contain restrictive covenants.
As of June 30, 2010, we had outstanding approximately $186.2 million of indebtedness, primarily under our secured senior credit facilities and secured subordinated notes at Royal Wolf and Pac-Van. Our substantial indebtedness could have adverse consequences, such as:
•	require us to dedicate a substantial portion of our cash flow from operations at Royal Wolf and Pac-Van to payments on our indebtedness, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;
•	expose us to the risk of increased interest rates, as our borrowings on our secured senior credit facilities are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry;
•	restrict us from making strategic acquisitions or pursuing business opportunities;
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds; and
•	violating covenants in these agreements could have a material adverse effect on our business, financial condition and results of operations; including substantially increasing our cost of borrowing and restricting our future operations, if not cured or waived. In addition, the lenders may be able to terminate any commitments they had made to supply us with further funds. Accordingly, we may not be able to fully repay our debt obligations, if some or all of our debt obligations are accelerated upon an event of default.
Our senior credit and subordinated notes agreements also contain various restrictive covenants that limit the operations of our business. In particular, these agreements include covenants and restrictions relating to:
•	payments and distributions to GFN;
•	liens and sale-leaseback transactions;
•	loans and investments;
•	debt and hedging arrangements;
•	mergers, acquisitions and asset sales;
•	transactions with affiliates; and
•	changes in business activities.
Reference is made to Notes 5 and 13 of Notes to Consolidated Financial Statements for more information regarding our indebtedness.
Subsequent to July 1, 2011, we may be required to satisfy Bison Capital’s put option for Bison Capital’s 13.8% interest in GFN U.S.
We entered into a shareholders agreement with Bison Capital with respect to our 86.2% and Bison Capital’s 13.8% ownership interest in GFN U.S., which indirectly owns Royal Wolf. Under our shareholders agreement with Bison Capital, at any time after July 1, 2011, Bison Capital has the option to cause us to purchase from Bison all of its 13.8% outstanding capital stock of GFN U.S. If Bison Capital exercises its put option, we may be required to take certain actions, such as selling assets, seeking additional capital (including issuing GFN common stock), or reducing or delaying capital expenditures and acquisition activity, in order to obtain the necessary capital to satisfy the payment to Bison Capital. The satisfaction of this contingent obligation or any of these actions, particularly under unfavorable market conditions, could have a material adverse effect on our operations and financial condition.
Reference is made to Note 10 of Notes to Consolidated Financial Statements for more information regarding the shareholders agreement with Bison Capital.

Our overall financial results will be affected by the relative value of the Australian dollar and/or the New Zealand dollar to the U.S. dollar and may be affected by other currencies with future acquisitions.
We purchase a portion of our lease fleet in Australia in U.S. dollars and have certain U.S. dollar-denominated debt at Royal Wolf, including the secured subordinated notes due Bison Capital and intercompany borrowings, which are re-measured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar not hedged could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In addition, a weakening in the Australian or New Zealand dollars could result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
A write-off of all or a part of our goodwill and intangibles would hurt our operating results and reduce our stockholders’ equity.
As a result of our acquisitions of Royal Wolf, Pac-Van and other smaller businesses, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and instead we review goodwill, as well as intangible assets, at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and stockholders’ equity.
During the fiscal year ended June 30, 2010, we recognized an impairment charge to the goodwill recorded in the Pac-Van acquisition of $7,633,000. Reference is made to Note 2 of Notes to Consolidated Financial Statements for more information regarding goodwill and intangible assets.
Future acquisitions of businesses could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.
The global economic downturn discussed above is having a negative impact upon our business and we have responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending and curtail acquisition activity. While this is our approach for the foreseeable future, we intend to eventually commence pursuing additional acquisition opportunities in an effort to diversify our investments and grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the acquired business’s operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors.
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
Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At June 30, 2010, there were 72,623,168 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options issued under our 2006 Stock Option Plan and 2009 Stock Incentive Plan.
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
We expect that the market price of our common stock will fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:
•	actual or anticipated variations in our quarterly operating results;
•	changes in interest rates and other general economic conditions;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts;
•	relatively low trading volume; and
•	significant concentration of ownership in our common stock.
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
At June 30, 2010, we had outstanding options and warrants to purchase 5,353,533 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.
Significant Risks Related Primarily to Our Operations in the Asia-Pacific Area
Sales of container units constitute a significant portion of Royal Wolf’s revenues. Failure to continue to sell units at historic levels could adversely affect our financial results and our ability to grow.
Sales of container units and related modification revenues constituted approximately 60% of Royal Wolf total revenues for the year ended June 30, 2010. Sales are strongly correlated with overall economic conditions, especially the natural resources sectors. Revenues from sales of container units have a material impact on our financial results and our ability to service our debt. Further, the funding of the growth of the lease fleet is dependent upon the sales of container units to take advantage of business and growth opportunities available to it.
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
A significant portion of Royal Wolf’s revenues is derived from customers in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the mining, transport (road and rail) and construction industries, which aggregated approximately 43% of Royal Wolf’s revenues during the fiscal year ended June 30, 2010. Although we believe the variety of Royal Wolf’s products, the breadth of its customer base and its geographic diversity throughout Australia reduces its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Royal Wolf’s products and negatively impact our future revenues and results of operations.

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
Should a significant number of Royal Wolf’s container products be returned by customers during a short period of time, Royal Wolf would have to lease to new customers a large supply of units at similar rates in order to maintain historic revenues from these operations. Royal Wolf’s failure to effectively lease to new customers a large influx of units returned by customers from leases could have a material adverse effect on our results of operations.
Failure to retain key personnel could adversely affect Royal Wolf’s operations and could impede our ability to execute our business plan and growth strategy.
Royal Wolf is managed largely by its existing officers, including Robert Allan, its Chief Executive Officer. The continued success of Royal Wolf will depend largely on the efforts and abilities of these executive officers and certain other key employees. The members of the senior management team of Royal Wolf have substantial experience in the equipment leasing industry. These key employees have knowledge and an understanding of Royal Wolf and its industry that cannot be readily duplicated. Mr. Allan has an employment agreement which is terminable under certain circumstances upon notice to him. However, we do not have key-man insurance on any of these key personnel. The loss of Mr. Allan or any member of Royal Wolf’s senior management team could impair our ability to execute our business plan and growth strategy, cause a loss of customers, reduce revenues and adversely affect employee morale.
Failure by container suppliers to deliver container products to Royal Wolf could adversely affect its operations.
The failure of one or more container suppliers to deliver or timely deliver containers to Royal Wolf could harm its reputation with customers. If Royal Wolf is unable to fulfill customer orders due to delivery failures by its suppliers, Royal Wolf’s results of operations could be harmed.
Significant Risks Related to Primarily Our Business and Operations in the United States
General or localized economic downturns or weakness may adversely affect Pac-Van’s customers, in particular those in the construction industry, which may reduce demand for Pac-Van’s products and services and negatively impact our future revenues and results of operations.
A significant portion of Pac-Van’s revenues is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the construction industry, which constituted approximately 37% of Pac-Van’s revenues for the fiscal year ended June 30, 2010. Although the variety of Pac-Van’s products, the breadth of its customer base and the number of markets it serves throughout the United States limit its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Pac-Van’s products, especially in the construction industry, and negatively impact our future revenues and results of operations.

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
The current economic recession in the U.S. has reduced utilization rates at Pac-Van to levels at approximately 72% as of June 30, 2010, but historically Pac-Van’s average monthly lease fleet utilization has averaged between 70% and 85%; with the typical lease term being for an average period of over twelve months. The high utilization rate and the length of the average lease have provided Pac-Van with a predictable revenue stream. However, if utilization rates continue to decline or should a significant number of Pac-Van’s lease units be returned during any short period of time, Pac-Van would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Pac-Van’s failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations.
Sales of modular buildings, mobile offices and storage units constitute a significant portion of Pac-Van’s revenues and the failure to continue to sell units at historic rates could adversely affect our ability to grow Pac-Van’s lease fleet.
Sales of modular buildings, mobile offices and storage units constituted approximately 35% of Pac-Van’s total revenues for the fiscal year ended June 30, 2010. Revenues from sales of modular buildings, mobile offices and storage units have been used to fund increases in the size of our lease fleet. As a result, the failure to continue to sell a significant number of units may adversely affect our ability to increase the size of Pac-Van’s lease fleet or to otherwise take advantage of business and growth opportunities available to it.
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
Pac-Van depends on its management information systems to actively manage its lease fleet, control new unit capital spending and provide fleet information, including leasing history, condition and availability of our units. These functions enhance Pac-Van’s ability to optimize fleet utilization, rent ability and redeployment. The failure of Pac-Van’s management information systems to perform as we anticipate could disrupt its business and could result in, among other things, decreased leases or sales and increased overhead costs, which could negatively impact our results of operations.
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
Many of Pac-Van’s customers use Pac-Van’s storage units to store goods on their own properties. Local zoning laws in some of Pac-Van’s markets prohibit customers from maintaining mobile offices or storage containers on their properties or require that mobile offices or storage containers be located out of sight from the street. If local zoning laws in one or more of Pac-Van’s geographic markets were to ban or restrict its products from being stored on customers’ sites, Pac-Van’s business in that market could suffer.

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

Location	Functions/Uses	Year Established
Australia:
Adelaide	Leasing, on-site storage and sales	2006
Altona	Leasing, on-site storage and sales	2004
Brisbane	Leasing, on-site storage and sales	2005
Brisbane (Mining and Defense)	Leasing and modifications (not a CSC)	2008
Cairns	Leasing, on-site storage and sales	2004
Canberra	Leasing, on-site storage and sales	2007
Clayton	Leasing, on-site storage and sales	1997
Darwin	Leasing, on-site storage and sales	2004
Geraldton	Leasing, on-site storage and sales	2007
Gold Coast	Leasing, on-site storage and sales	2005
Gosford	Leasing, on-site storage and sales	2008
Hobart	Leasing, on-site storage and sales	2008
Hornsby	Head office	2004
Moorebank	Leasing, on-site storage and sales	2010
Newcastle	Leasing, on-site storage and sales	2001
Perth — Bayswater	Leasing, on-site storage and sales	2004
Perth — Bibra Lakes	Leasing, on-site storage and sales	2006
Sunshine	Leasing, on-site storage and sales	2005
Tomago	On-site storage and sales (not a CSC)	2008
Townsville	Leasing, on-site storage and sales	2005
Wollongong	Leasing and sales	2008
New Zealand:
Auckland-Ormiston Rd (owned)	Head office and on-site storage	2000
Auckland-East Tamaki	Leasing and sales	2005
Christchurch	Leasing and sales	2002
Hamilton	Leasing and sales	2010
Silverdale/Albany	Leasing and sales	2008
Tauranga/Bay of Plenty	Leasing and sales	2009
Wellington	Leasing and sales	2007

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

Location	Functions/Uses	Year Established
Atlanta, GA	Leasing & Sales	2008
Bakersfield, CA	Leasing & Sales	2008
Charleston, WV	Fleet Storage	2007
Charlotte, NC	Leasing & Sales	2005
Chicago, IL	Leasing & Sales	2005
Cincinnati, OH	Leasing & Sales	2008
Cleveland, OH	Leasing & Sales	2008
Columbus, OH	Leasing & Sales	2005
Dallas, TX	Leasing & Sales	2008
Denver, CO	Leasing & Sales	2008
Elkhart, IN	Fleet Storage	2009
Fontana, CA	Leasing & Sales	2008
Indianapolis, IN	Leasing & Sales, Corp Office	1998
Jacksonville, FL	Leasing & Sales	2007
Kansas City, KS	Leasing & Sales	2000
Las Vegas, NV	Leasing & Sales	2006
Louisville, KY	Leasing & Sales	2006
Memphis, TN	Leasing & Sales	1999
Nashville, TN	Leasing & Sales	2001
Orlando, FL	Leasing & Sales	2006
Phoenix, AZ	Leasing & Sales	2009
Pittsburgh, PA	Leasing & Sales	2005
Salt Lake City, UT	Leasing & Sales	2008
St. Louis, MO	Leasing & Sales	2008
Toledo, OH	Leasing & Sales	2008
Trenton, NJ	Leasing & Sales	2009
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2010.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Market (NASDAQ) under the symbol “GFN” and, effective July 14, 2010, our units and warrants that were issued in connection with our rights offering on June 25, 2010 are listed on NASDAQ under the symbols “GFNCL” and GFNCZ,” respectively. Reference is made to Note 3 of our consolidated financial statements for a discussion of the rights offering.
The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock and for the units and warrants that were issued in connections with our initial public offering and expired on June 30, 2010. These units and warrants were previously listed under the symbols “GFNCU” and “GFNCW,” respectively.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year Ended June 30, 2010:
Fourth Quarter	$3.75	$0.80	$1.65	$1.06	$0.09	$0.01
Third Quarter	1.15	1.00	1.40	1.15	0.09	0.01
Second Quarter	2.25	1.05	1.65	1.11	0.20	0.02
First Quarter	2.80	1.07	1.60	1.22	0.15	0.05

Year Ended June 30, 2009:
Fourth Quarter	$3.80	$1.00	$2.16	$1.05	$0.34	$0.08
Third Quarter	3.12	0.92	2.50	0.85	0.13	0.02
Second Quarter	6.49	1.88	6.40	1.59	0.75	0.03
First Quarter	8.05	5.90	7.10	4.90	1.20	0.50

Record Holders
As of September 3, 2010, there were 12 stockholders of record of our common stock and one holder of record for each of our units and warrants issued in connection with the rights offering. We believe that there are hundreds of beneficial owners of our common stock, units and warrants.
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
Sales of Unregistered Securities
We are conducting private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”), and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”), in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred stock and the Series B Preferred stock are referred to collectively as the “Cumulative Preferred Stock.”
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

As of June 30, 2010, we had issued 25,900 share and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.
Equity Compensation Plan
The following table sets forth information concerning our equity compensation plans, the 2006 Stock Option Plan and the 2009 Stock Incentive Plan, as of June 30, 2010:

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average exercise	compensation plans
	exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in column
Plan category	warrants and rights	rights	(a))

Equity compensation plans approved by security holders	1,254,910	$6.65	1,245,090
Equity compensation plans not approved by security holders	—	—	—

Total	1,254,910	$6.65	1,245,090

Item 6. Selected Financial Data
Our summary historical consolidated financial data set forth below as of and for the year ended June 30, 2010 and 2009 (as Successor) was derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our summary historical consolidated financial data set forth below as of and for the year ended June 30, 2008 (as Successor), the summary historical consolidated financial data for Royal Wolf (as our Predecessor) for the period from July 1 to September 13, 2007 and as of and for the year ended June 30, 2007 and 2006, was derived from the audited financial statements of Royal Wolf.
Consolidated Statement of Operations Information:

	Predecessor			Successor
			Period from
	Year Ended		July 1 to	Year Ended
	June 30,		September 13,	June 30,
	2006	2007	2007	2008	2009	2010
Sales	$34,473	$52,929	$10,944	$68,029	$75,528	$79,207
Leasing	15,921	21,483	4,915	27,547	70,932	77,102

	50,394	74,412	15,859	95,575	146,460	156,309

Operating income	2,412	4,672	1,530	8,373	14,058	3,575
Other expense, net	(2,626)	(3,870)	(1,062)	(1,785)	(25,177)	(13,792)

Income (loss) before provision for income taxes	(214)	802	468	6,588	(11,119)	(10,217)
Net income (loss)	(428)	312	288	4,554	(6,745)	(8,956)

Net income (loss) per common share:
Basic				$0.40	$(0.22)	$(0.64)
Diluted				0.39	(0.22)	(0.64)

Consolidated Balance Sheet Information:

	Predecessor		Successor
	June 30,
	2006	2007	2008	2009	2010
Trade and other receivables, net	$7,451	$13,322	$18,327	$26,402	$25,667
Inventories	5,460	5,472	21,084	22,511	19,063
Lease fleet, net	27,773	40,928	87,748	188,915	188,410
Total assets	47,903	68,788	207,861	358,696	346,880

Trade payables and accrued liabilities	10,789	10,452	18,731	24,657	25,246
Senior and other debt	33,681	44,170	81,252	200,304	186,183
Stockholders’ equity	3,018	13,040	93,731	103,174	101,734

Selected Unaudited Quarterly Financial Data
The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2010 and June 30, 2009. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)
	Successor
For the Fiscal Year Ended June 30, 2010:
Revenues	$35,219	$39,146	$38,485	$43,459
Gross profit	4,088	4,259	3,923	5,571
Operating income (a)	2,075	2,641	2,979	(4,120)
Net income (loss)	648	(561)	(203)	(8,840)

Net income (loss) per common share:
Basic	$0.00	$(0.07)	$(0.05)	$(0.53)
Diluted	0.00	(0.07)	(0.05)	(0.53)

For the Fiscal Year Ended June 30, 2009:
Revenues	$31,653	$42,601	$34,455	$37,751
Gross profit	4,819	4,648	3,654	4,034
Operating income	1,727	5,275	5,253	1,803
Net income (loss)	(6,668)	(2,204)	93	2,034

Net income (loss) per common share:
Basic	$(0.36)	$(0.06)	$0.01	$0.11
Diluted	(0.36)	(0.06)	0.01	0.11

(a)	Includes a non-cash impairment charge to the goodwill recorded in the Pac-Van acquisition of $7,633 in the fourth quarter.

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
References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its direct and indirect subsidiaries, including, GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”), GFN North America Corp., a Delaware corporation (“GFNNA”), and its subsidiary Pac-Van, Inc., an Indiana corporation (which, combined with GFNMS, is referred to herein as “Pac-Van”), GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S”), its subsidiary GFN Australasia Holdings Pty Limited, an Australian corporation (“GFN Holdings”), its subsidiary GFN Australasia Finance Pty Limited, an Australian corporation (“GFN Finance”), and its subsidiary RWA Holdings Pty Limited, an Australian corporation ( “RWA”), and its subsidiaries. GFN Holdings and its subsidiaries are collectively referred to herein as “Royal Wolf.”
Background and Overview
We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006. On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf by purchasing the outstanding shares of RWA. The purchase price paid to the former shareholders of RWA was $64.3 million, which consisted of $44.7 million in cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid $46.5 million to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
The economic downturn in the United States, particularly in the construction-related industries, and the global economy in general had an adverse impact on the Company’s operating results during the year ended June 30, 2010. We responded by reducing indebtedness, personnel costs, capital expenditures, discretionary spending and curtailing acquisition activity. We continuously monitor our performance and customer demand levels by identifying and applying best practices to make our business more efficient. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without affecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through eighteen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of June 30, 2010, we had 226 and 184 employees and 26,927 and 10,935 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; modular space and mobile storage, which we collectively refer to as the “portable services industry.” Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the year ended June 30, 2010 the mix was 51% sales and 49% leasing.
Our products include the following:
Modular Space
Modular Buildings. Also known as manufactured buildings, modular buildings provide customers with additional space and are often modified to customer specifications. Modular buildings range in size from 1,000 to more than 30,000 square feet and may be highly customized.
Mobile Offices and Portable Container Buildings. Also known as trailers or construction trailers, mobile offices are re-locatable units with aluminum or wood exteriors on wood (or steel) frames on a steel carriage fitted with axles, allowing for an assortment of “add-ons” to provide comfortable and convenient temporary space solutions. We also offer portable container buildings, ground level offices (“GLOs”), or office containers (which are either modified or specifically-manufactured shipping containers that are used as mobile offices), and in-plant units, which are manufactured structures that provide self-contained office space with maximum design flexibility.

Mobile Storage
Storage Containers. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience, and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.
Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers.
Results of Operations
Year Ended June 30, 2010 (“FY 2010”) Compared to Year Ended June 30, 2009 (“FY 2009”)
The following compares our FY 2010 results of operations with our FY 2009 results of operations.
Revenues. Revenues increased 7% to $156.3 million in FY 2010 versus $146.4 in FY 2009. This included an increase of a $2.7 million in revenues at Pac-Van, which we acquired on October 1, 2008, and a $7.2 million increase in revenues in FY 2010 from FY 2009 at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2010 versus FY 2009, caused the increase in total revenues at Royal Wolf, which otherwise would have shown a reduction of approximately 9% in total revenues. The economic downturn in both our geographic segments during FY 2010 resulted in a significant reduction in our overall business, but particularly in the construction-related sector in the United States and in the mining and defense and transportation sectors in the Asia-Pacific area. These sectors had an aggregate decline in revenues of approximately $9.9 million and $6.5 million from FY 2009, respectively. Sales and leasing revenues represented 51% and 49% of total revenues in FY 2010 and 52% and 48% of total revenues in FY 2009, respectively; the more favorable leasing revenue mix in FY 2010 resulting primarily from our acquisition of Pac-Van.
Sales during FY 2010 amounted to $79.2 million, compared to $75.5 million during FY 2009; representing an increase of $3.7 million, or 5%. The increase was primarily because sales at Royal Wolf were $3.4 million higher in FY 2010 from FY 2009 due to the strengthening of the Australian dollar between periods and by a net sales increase in FY 2010 from FY 2009 of $0.3 million as a result of the acquisition of Pac-Van. Without the benefit of the translation effect as a result of the stronger Australian dollar in FY 2010 from FY 2009, Royal Wolf’s sales revenues would have decreased by 10%. In FY 2010, sales in the Asia-Pacific area declined $3.8 million in our national accounts group (or non-retail operations); primarily because of the reduced activity in the mining and defense and transportation sectors, and increased $7.2 million in our CSC retail operations from FY 2009.
The $3.8 million decrease in our national accounts group consisted of a $6.0 million reduction due to lower prices, which was offset somewhat by a $1.3 million increase due to higher unit sales and a favorable foreign exchange rate effect of $0.9 million. The decrease in our sales prices was primarily due to sales of certain mining container units that remain in inventory as a result of a cancelled leasing order in FY 2009. There are 127 of these units available for sale at June 30, 2010, at a cost of approximately $17,000 each, which we anticipate selling in the range of $19,000 per unit.
The $7.2 million increase in our retail operations consisted of a favorable foreign exchange rate effect of $7.0 million and a $1.2 million increase from higher unit sales; offset somewhat by a $1.0 million reduction due to lower prices, reflecting our efforts to reduce fleet inventories in the current economic environment. The higher unit sales were primarily due to increased demand in our CSCs in Western Australia and the Northern Territory because of increased oil exploration activities in those regions.
Leasing revenues during FY 2010 amounted to $77.1 million compared to $70.9 million during FY 2009, representing an increase of $6.2 million, or 9%. The increase was primarily due to net leasing revenue increases in FY 2010 from FY 2009 of $2.4 million as result of the acquisition of Pac-Van and $3.8 million at Royal Wolf; which was the result of a favorable foreign exchange rate effect of $6.2 million ($5.1 million and $1.1 million in our retail business and national accounts group, respectively) and a $0.3 million increase in lease rates ($0.2 million and $0.1 million in our retail business and national accounts group, respectively), offset somewhat by a decrease of $2.7 million in the average total number of units on lease per month ($1.2 million and $1.5 million in our retail business and national accounts group, respectively). Without the benefit of the translation effect as a result of the stronger Australian dollar in FY 2010 from FY 2009, Royal Wolf’s leasing revenues would have decreased by 7%.

At Royal Wolf, average utilization in the retail operations was 80% during FY 2010, as compared to 77% during FY 2009; and average utilization in the national accounts group operations was 74% during FY 2010, as compared to 63% during FY 2009. Overall average utilization at Royal Wolf was 78% in FY 2010 and 76% in FY 2009. The average monthly lease rate of containers in FY 2010 for Royal Wolf was AUS$154, as compared to AUS$150 in FY 2009. Though leasing revenues at Royal Wolf decreased between the periods primarily because the unit size of our lease fleet has decreased by 5% since June 30, 2009 as a result of our efforts to curtail expenditures, our overall average utilization remained steady and our monthly lease rate increased. We believe this is reflective of our position as the only national company in the mobile storage industry in Australia and New Zealand. Royal Wolf continually reviews each local market in which it does business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 80%, 67% and 77% and monthly lease rates were $94, $234 and $909 for containers, mobile offices and modular units, respectively, during FY 2010; as compared to 84%, 74% and 83% and $107, $268 and $1,084 for containers, mobile offices and modular units, respectively. The lower monthly lease rates resulted from lower demand and increased competition, particularly in the construction-related industry in which Pac-Van has approximately 40% of its business. Maintaining utilization rates was of particular importance as under its senior secured credit facility led by BOA, Pac-Van was required to maintain a minimum composite utilization rate, as defined, of over 70% at each quarterend. At June 30, 2010, the composite utilization rate was 72%.
The average value of the Australian dollar against the U.S. dollar strengthened during FY 2010 as compared to FY 2009. The average currency exchange rate of one Australian dollar during FY 2009 was $0.74803 U.S. dollar compared to $0.88219 U.S. dollar during FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $14.1 million in FY 2010 when compared to FY 2009.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by a net $3.0 million to $61.4 million during FY 2010 from $58.4 million during FY 2009, which was not proportionate with the increase in sales of $3.7 million. Our gross profit percentage from sales revenues was 22% during FY 2010, which deteriorated slightly from 23% in FY 2009, but did receive the benefit of a favorable foreign currency exchange rate effect on the greater proportion of sales in the Asia-Pacific area. Otherwise there would have been a greater deterioration in FY 2010 because of the downward pressures on our margins in the current economic environment.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses increased by $7.1 million during FY 2010 to $64.1 million from $57.0 million during FY 2009. This increase included $7.4 million incurred at Pac-Van during the quarter ended September 30, 2009, to which there was no comparable cost in the quarter ended September 30, 2008 of the prior year since Pac-Van was not acquired until October 1, 2008. As a percentage of revenues, these operating expenses increased to 41% in FY 2010 from 39% in FY 2009, reflecting the foreign exchange effect of the stronger Australian dollar against the U.S. dollar. On an absolute basis, excluding the $7.4 million incurred at Pac-Van during the quarter ended September 30, 2009, the net decrease of $0.3 million was primarily due to our cost-cutting measures implemented during the second half of FY 2009. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of FY 2010 sales to leasing revenue at 60% is higher than the 35% at Pac-Van, (2) Pac-Van has invested in an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Impairment of Goodwill. In the fourth quarter of FY2010 we recognized a non-cash impairment charge of $7.6 million to the goodwill recorded in the Pac-Van acquisition. Reference is made to Note 2 of Notes to Consolidated Financial Statements for further discussion regarding goodwill.
Depreciation and Amortization. Depreciation and amortization increased by $2.6 million to $19.6 million during FY 2010 from $17.0 million during FY 2009. The increase was primarily due to adjustments to fixed assets and identifiable intangible assets as a result of the Pac-Van acquisition, the effect of net capital expenditures since June 30, 2009 and the translation effect of the stronger Australian dollar in FY 2010 versus FY 2009. Depreciation and amortization at Pac-Van during the quarter ended September 30, 2009 totaled $1.4 million. In addition, depreciation and amortization includes impairment charges to certain intangible assets recorded in the Pac-Van acquisition of $0.5 million in FY 2010 and $0.7 million in FY 2009. Reference is made to Note 2 of Notes to Consolidated Financial Statements for further discussion regarding intangible assets.

Interest Expense. Interest expense of $16.0 million in FY 2010 was $0.2 million lower than the $16.2 million in FY 2009. This was due primarily to an overall $1.0 million interest reduction (including foreign translation effect) at Royal Wolf, caused by a lower effective interest rate and an unrealized gain on interest rate swap and option contracts totaling $0.2 million in FY 2010 versus an unrealized loss of $2.1 million in FY 2009. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 10.3% in FY 2010, as compared to 10.9% in FY 2009. Two small acquisitions in FY 2009 and capital expenditure requirements for FY 2010 and FY 2009 in the Asia-Pacific area were funded primarily by borrowings under the senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”). The Pac-Van acquisition, another small acquisition in FY 2009 and capital requirements for FY 2010 and FY 2009 in the U.S. were funded principally with the assumption of and borrowings under the BOA senior credit facility and the senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). Interest expense at Pac-Van, with a weighted-average rate of 5.5%, totaled $5.2 million in FY 2010 (of which $1.3 million was incurred in the quarter ended September 30, 2009); as compared to 7.0% in FY 2009, including the quarter prior to our acquisition of Pac-Van.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during FY 2010 as compared to FY 2009 and from June 30, 2009 to June 30, 2010. The currency exchange rate of one Australian dollar at June 30, 2009 was $0.8048 U.S. dollar compared to $0.8567 U.S. dollar at June 30, 2010. In FY 2010, net unrealized and realized foreign exchange gains totaled $0.6 million and $0.5 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $1.0 million. In FY 2009, net unrealized foreign exchange losses totaled $6.6 million and realized exchange losses totaled $2.8 million; primarily because of a realized exchange loss of $2.8 million as a result of Royal Wolf’s repayment of intercompany advances totaling $21.5 million in September 2008. We advanced $20.0 million of the proceeds received from our warrant exercise program in May 2008 to Royal Wolf for the temporary reduction of long-term borrowings prior to the ultimate use of these proceeds in the acquisition of Pac-Van on October 1, 2008. Net unrealized gains on forward currency exchange contracts totaled $0.2 million in FY 2009.
Income Taxes. Our effective income tax benefit rate decreased to 12.3% during FY 2010 from the FY 2009 effective rate of 39.3% rate, primarily because of the non-deductibility charge for U.S. federal income tax purposes of the goodwill impairment charge and a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition, offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes. We are now required to file tax returns in multiple U.S. states as a result of the Pac-Van acquisition. Reference is made to Note 7 of Notes to Consolidated Financial Statements for further discussion regarding income taxes.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $2.3 million in FY 2010, as compared to a benefit of $3.0 million in FY 2009. As discussed in Note 10 of Notes to Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011, which resulted in a charge to noncontrolling interest in FY 2010. In FY 2009, the benefit was due to the substantial net loss incurred at Royal Wolf in FY 2009; primarily as a result of the unrealized losses on foreign exchange and interest rate swap an option contracts discussed above.
Net Income Attributable to Common Stockholders. We had a net loss attributable to common stockholders of $11.4 million during FY 2010, as compared to a net loss of $3.8 million during FY 2009, primarily as a result of the impairment of goodwill and the accretion of the Bison put option; offset somewhat by the operating profit from Pac-Van in the quarter ended September 30, 2009, the favorable impact of the foreign exchange and forward currency exchange contract gains and reduced interest expense in FY 2010 versus FY 2009.
Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”)
Earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with U.S. GAAP. These measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.

Adjusted EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present adjusted EBITDA because we consider it to be an important supplemental measure of our performance and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and a form of our adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted EBITDA only supplementally. The following table shows our adjusted EBITDA and the reconciliation from net income (loss) (in thousands):

	Year Ended June 30,
	2009	2010
Net loss	$(6,745)	$(8,956)
Add —
Provision (benefit) for income taxes	(4,374)	(1,261)
Foreign currency exchange (gain) loss and other	9,312	(1,948)
Interest expense	16,161	15,974
Interest income	(296)	(234)
Depreciation and amortization	17,045	19,619
Impairment of goodwill	—	7,633
Share-based compensation expense	902	629

Adjusted EBITDA	$32,005	$31,456

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
Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), unit utilization rate and overall leverage. In addition, we have certain obligations and subordinated notes payable to Bison Capital (with our purchase of Royal Wolf) and, subsequent to June 30, 2010, a subordinated note payable by GFN to Laminar Direct Capital, L.L.C. (“Laminar”). We also have a $1.0 million credit facility with Union Bank at GFN under which no borrowings were outstanding as of June 30, 2010.
The economic downturn in the U.S., particularly in the construction -related industries, and the global economy in general had an adverse impact on our operating results during FY 2010. To offset this adverse effect, we continued to undertake cost-reduction and other measures to be able to reduce our indebtedness and continue complying with the financial loan covenants of our senior lenders. During the fourth quarter of FY 2010, we amended our senior credit agreements at Royal Wolf to, among other things, extend required principal payments during the fiscal year ending June 30, 2011 and establish financial covenants at the ANZ credit facility at more favorable levels. In addition, on June 25, 2010 we completed a rights offering for the issuance and sale of units at $1.50 each (with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share) that resulted in net proceeds of $5,800,000.

On July 16, 2010, we entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association and Union Bank (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar issued by GFN (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and our rights offering completed on June 25, 2010 were used to prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV. This refinancing also resulted in the establishment of less restrictive covenants through the PNC Credit Facility. The PNC Credit Facility matures on January 16, 2013 and the Laminar Note matures on July 16, 2013.
Reference is made to Notes 3, 5 and 13 of Notes to Consolidated Financial Statements for more information regarding our rights offering and indebtedness.
These actions should allow us to be able to satisfy its long-term debt and other liquidity requirements and to comply with our financial loan covenants for the foreseeable future. However, if operating results do not improve, or worsen, we may eventually be unable to comply with the covenants governing our indebtedness; which may require waivers of covenant compliance, amendments to such agreements or alternative borrowing arrangements. In the event of noncompliance with covenants, there is no assurance that the senior lenders would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities. Nor is there any assurance that senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
As of June 30, 2010, our required principal and other obligations payments (including Bison Capital’s put option) for the year ending June 30, 2011 and the subsequent three years are as follows (in thousands):

	Year Ending June 30,
	2011	2012	2013	2014
ANZ senior credit facility (a)	$9,110	$14,160	$48,308	$84
Bison Capital subordinated notes	—	5,500	16,176	—
Bison Capital put option	—	12,850	—	—
BOA senior credit facility (b)	—	—	66,600	—
SPV subordinated note (c)	—	—	25,000	—
Other	78	77	68	68

	$9,188	$32,587	$156,152	$152

(a)	Reflects the invoice financing and overdraft facilities totaling $3.5 million as a current maturity. These should continually roll over and would be fully repaid at the maturity of the ANZ facility.

(b)	Scheduled to mature in August 2012, this facility was repaid in full in July 2010 as a result of the Pac-Van refinancing and replaced by the PNC Credit Facility that matures in January 2013.

(c)	Scheduled to mature in February 2013, this note was repaid in full in July 2010 as a result of the Pac-Van refinancing and replaced in part by the Laminar Note that matures in July 2013.
As reflected above, unless conditions significantly change, a company-wide capital restructuring will be required some time before or during the fiscal year ending June 30, 2013, as the majority of the outstanding indebtedness mature during this period. In the foreseeable future, however, we have three principal objectives with respect to our liquidity:
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
As a part of achieving these objectives, and depending on our operating performance, we may require external financing in the foreseeable future to pay the $5.5 million due Bison Capital in July 2011 and the Bison Capital put option exercisable in September 2011. This put option could be paid, with Bison Capital’s approval, by a combination of cash and common stock. While we believe such external financing could be derived from various sources, including private individual or institutional investors, there can be no assurance that we will be successful in raising the required capital under favorable terms and conditions, if at all.
We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Cash Flow for FY 2010 Compared to FY 2009
Our leasing business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have very long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations and to add to our breadth of product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
As we discussed above, during FY 2010 our principal sources of capital consisted of funds available from the senior secured credit facilities at each of our operating units. We also have a $1.0 million line of credit with Union Bank and have outstanding senior subordinated notes. In addition, during FY 2010, we completed a rights offering that resulted in net proceeds of $5.8 million. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2009	2010
Net cash provided by operating activities	$23,332	$23,818

Net cash used by investing activities	$(38,793)	$(6,487)

Net cash provided (used) by financing activities	$17,831	$(14,839)

Operating activities. Our operations provided net cash flow of $23.8 million during FY 2010, as compared to $23.3 million during FY 2009. The increase in operating cash flows of $0.5 million in FY 2010 from FY 2009 was primarily due to non-cash adjustments for: (i) the impairment of goodwill of $7.6 million in FY 2010, (ii) depreciation and amortization of $19.6 million in FY 2010 versus $17.0 million in FY 2009 and (iii) the additional benefit in deferred income taxes of $3.9 million in FY 2010 versus FY 2009. Cash provided by operating activities is typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards. At June 30, 2010 we had a net deferred tax liability of $13.4 million. Reference is made to Note 7 of Notes to Consolidated Financial Statements for further discussion regarding income taxes.
These increases were substantially offset by (1) a greater net loss of $9.0 million in FY 2010 versus $6.7 million in FY 2009, (2) non-cash adjustments for: (i) unrealized foreign exchange gains of $0.6 million in FY 2010 versus an unrealized loss of $6.6 million in FY 2009, (ii) unrealized gains on interest rate swaps and options of $0.2 million in FY 2010 versus an unrealized loss of $2.1 million in FY 2009, and (iii) unrealized gains on forward exchange contracts of $1.0 million in FY 2010 versus $0.2 million in FY 2009, and (3) management of cash flows from operating assets and liabilities of $6.3 million in FY 2010 versus $7.2 million in FY 2009.
Investing Activities. Net cash used by investing activities was $6.5 million for FY 2010, as compared to $38.8 million for FY 2009. In FY 2009, we used $21.0 million to acquire Pac-Van and to complete three other small acquisitions. Purchases of property, plant and equipment, or rolling stock, were reduced to approximately $2.3 million in FY 2010 from $3.5 million in FY 2009, and purchases of lease fleet declined significantly from $14.3 million in FY 2009 to $4.3 million in FY 2010; despite the acquisition of Pac-Van in the first quarter of FY 2009 and its capital requirements. In the current economic environment, we are minimizing capital expenditures to reduce our overall leverage and anticipate our near term investing activities will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which requires us to purchase up to 5,000 containers if offered to us, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S., we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. Reference is made to Note 10 of Notes to Condensed Consolidated Financial Statements for a further discussion of our commitments and contingencies.
Financing Activities. Net cash used by financing activities was $14.8 million for FY 2010, as compared to $17.8 million provided in FY 2009. During the second half of FY 2009, we made debt reduction a principal objective. In FY 2010, we reduced our outstanding borrowings by $20.3 million, as compared to borrowing $16.4 million in FY 2009. In FY 2010, we completed a rights offering that resulted in net proceeds of $5.8 million, $4.8 million of which was used in the Pac-Van refinancing subsequent to June 30, 2010. Reference is made to Note 13 of Notes to Condensed Consolidated Financial Statements for a further discussion of the Pac-Van refinancing. Proceeds from our capital issuances and net borrowings were used together with cash flow generated from operations to primarily fund the acquisition of Pac-Van, as well as three smaller acquisitions and the expansion of our lease fleet, during FY 2009.

Asset Management
Receivables and inventories decreased (including foreign translation effect) from $26.4 million and $22.5 million at June 30, 2009 to $25.7 million and $19.1 million at June 30, 2010, respectively. Effective asset management is always a significant focus for us, particularly in this current economic environment, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At June 30, 2010, days sales outstanding (“DSO”) in trade receivables were 43 days and 53 days for Royal Wolf and Pac-Van, as compared to 49 days and 59 days at June 30, 2009, respectively.
The net book value of our total lease fleet decreased (including foreign translation effect) from $188.9 million at June 30, 2009 to $188.4.0 million at June 30, 2010. At June 30, 2010, we had 37,862 units (15,945 units in retail operations in Australia, 6,444 units in national account group operations in Australia, 4,538 units in New Zealand, which are considered retail; and 10,935 units in the United States) in our lease fleet, as compared 39,574 units (15,534 units in retail operations in Australia, 8,190 units in national account group operations in Australia, 4,503 units in New Zealand, which are considered retail; and 11,347 units in the United States) at June 30, 2009. At those dates, 29,735 units (12,997 units in retail operations in Australia, 4,875 units in national account group operations in Australia, 3,954 units in New Zealand, which are considered retail; and 7,909 units in the United States) and 27,825 units (11,106 units in retail operations in Australia, 5,145 units in national account group operations in Australia, 3,494 units in New Zealand, which are considered retail; and 8,080 units in the United States) were on lease, respectively.
In the United States, at June 30, 2010 and June 30, 2009, the lease fleet was comprised of 3,800 containers, 6,144 mobile offices and 991 modular units at June 30, 2010; and 4,007 containers, 6,327 mobile offices and 1,013 modular units at June 30, 2009. At those dates, in the United States, units on lease were comprised of 3,205 containers, 3,973 mobile offices and 731 modular units; and 3,255 containers, 4,061 mobile offices and 764 modular units, respectively.
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
At June 30, 2010, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step-two impairment test would have been performed. In a step-two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting unit to the respective assets and liabilities (as if the reporting unit had been acquired in separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value of the reporting unit over the amounts assigned to their respective assets and liabilities being the implied fair value of goodwill. It was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of the net assets at June 30, 2010. However, the fair value of the Pac-Van reporting unit was less than the carrying values the net assets at June 30, 2010 and, therefore, we performed a step-two impairment test for Pac-Van. In the step-two test for Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $7,633,000 in the fourth quarter of FY 2010. The Company had not recorded an impairment charge to goodwill prior to FY 2010.

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
We determined that, as a result of changes in market conditions and other factors in the U.S., an impairment charge to the customer base acquired in the Pac-Van acquisition was required to be recorded at both June 30, 2009 and June 30, 2010; and, as of June 30, 2010, to the trade name. To be more in line with the expected revenue stream of the customer base, we recorded the FY 2009 impairment charge of $689,000 by revising the method of amortization from a straight-line to an accelerated basis. The FY 2010 impairment charge to the customer base and trade name of $329,000 and $190,000, respectively, was recorded pursuant to an evaluation, which determined that the respective fair values were less than the carrying values. These impairment charges were included as a part of depreciation and amortization.
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
Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for a further discussion of our significant accounting policies.
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

Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of June 30, 2010.
This Annual Report of Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The management’s report was not subject to attestation by our independent registered public accounting firm pursuant to regulatory provisions that permit us to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.
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

III-1

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

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.3 of Registrant’s Form S-1, File No. 333-163851).

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

10.3
Form of Indemnification Agreement by and between the Registrant and each of Ronald F. Valenta, John O. Johnson, Marc Perez, Lawrence Glascott, David M. Connell, Manuel Marrero, James B. Roszak and Charles E. Barrantes (incorporated by reference to Exhibit 10.7 of Registrant’s Form S-1, File No. 333-129830).

Exhibit
Number	Exhibit Description

10.4	2006 Stock Option Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 10-Q for the quarter ended September 30, 2006).

10.5
Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement used under the 2006 Stock Option Plan (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed September 12, 2006).

10.6
Employment Agreement dated September 11, 2006 between General Finance Corporation and Charles E. Barrantes (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed September 12, 2006).

10.7
Executive Services Agreement, dated July 4, 2006, between Royal Wolf Trading Australia Pty Ltd and Robert Allan (incorporated by reference to Exhibit 10.13 of Registrant’s Form 8-K filed September 19, 2007).

10.8
Securities Purchase Agreement, dated as of September 13, 2007, among General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Australasia Holdings Pty Limited and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.16 of Registrant’s Form 8-K filed September 19, 2007).

10.9
Senior Secured Subordinated Promissory Note, dated September 13, 2007, of GFN Australasia Finance Pty Limited in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.17 of Registrant’s Form 8-K filed September 19, 2007).

10.10
Form of Deed of Charge, dated as of September 13, 2007, between each of General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Australasia Holdings Pty Limited and GFN Australasia Finance Pty Limited, respectively, and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.18 of Registrant’s Form 8-K filed September 19, 2007).

10.11
Warrants, dated September 13, 2007, of General Finance Corporation in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.19 of Registrant’s Form 8-K filed September 19, 2007).

10.12
Registration Rights Agreement dated as of September 13, 2007, between General Finance Corporation and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.20 of Registrant’s Form 8-K filed September 19, 2007).

10.13
Guaranty, dated as of September 13, 2007, by General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and GFN Australasia Holdings Pty Limited in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.21 of Registrant’s Form 8-K filed September 19, 2007).

10.14
Shareholders Agreement dated as of September 13, 2007, among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.22 of Registrant’s Form 8-K filed September 19, 2007).

10.15
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

10.16
Letter of Offer, dated September 10, 2007, to Royal Wolf Australia Group from Australia and New Zealand Banking Group Limited (incorporated by reference to Exhibit 10.27 of Registrant’s Form 8-K filed September 19, 2007).

10.17
Cross Guarantee and Indemnity, dated September 13, 2007, by GFN Australasia Holdings Pty Limited, GFN Australasia Finance Pty Limited, Royal Wolf Trading Australia Pty Limited, RWA Holdings Pty Limited and Royal Wolf Hi-Tech Ltd in favor of Australia and New Zealand Banking Group Limited (incorporated by reference to Exhibit 10.28 of Registrant’s Form 8-K filed September 19, 2007).

Exhibit
Number	Exhibit Description

10.18	Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.29 of Registrant’s Form 10-Q for the Quarterly Period Ended September 30, 2007).

10.19
Employment Agreement between General Finance Corporation and Christopher A. Wilson (incorporated by reference to Exhibit 10.1 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.20
Preferred Supply Agreement among General Electric Capital Container Finance Corporation, Genstar Container Corporation, GE SeaCo SRL, Sea Containers Ltd., Royal Wolf Trading Australia Pty Limited and GE SeaCo Australia Pty Limited (incorporated by reference to Exhibit 10.2 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.21
Variation Letter between Australia and New Zealand Banking Group Limited and Royal Wolf Australia Group (incorporated by reference to Exhibit 10.3 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.22
Variation Letter between Australia and New Zealand Banking Group Limited and Royal Wolf Australia Group (incorporated by reference to Exhibit 10.4 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed March 20, 2008).

10.23	13.5% Secured Senior Subordinated Promissory Note by GFN Australasia Finance Pty Ltd dated May 1, 2008 Limited (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed May 6, 2008).

10.24
First Amendment to Securities Purchase Agreement dated May 1, 2008 among Bison Capital Australia L.P., General Finance Corporation, GFN US Australasia Holdings, Inc., GFN Australasia Holdings Pty Ltd and GFN Australasia Finance Pty Ltd (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed May 6, 2008).

10.25
First Amendment to Shareholders Agreement dated May 1, 2008 among General Finance Corporation, Bison Capital Australia L.P. and GFN US Australasia Holdings, Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed May 6, 2008).

10.26
Security Agreement dated May 1, 2008 by GFN Australasia Finance Pty Ltd in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed May 6, 2008).

10.27
Guaranty dated May 1, 2008 by General Finance Corporation, GFN US Australasia Holdings, Inc., GFN Australasia Holdings Pty Ltd in favor of Bison Capital Australia, L.P. (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed May 6, 2008).

10.28
Stock Pledge Agreement dated May 1, 2008 by GFN Australasia Finance Pty Ltd in favor of Bison Capital Equity Partners II, L.P. (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed May 6, 2008).

10.29
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

10.30	Letter of Offer effective July 3, 2008 among the Royal Wolf Australia Group and ANZ (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 3, 2008).

10.31	Pledge Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.32	Stockholders Agreement dated October 1, 2008 (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

Exhibit
Number	Exhibit Description

10.33	First Amendment to Employment Agreement dated July 22, 2008 between Pac-Van, Inc. and Theodore M. Mourouzis (incorporated by reference to Registrant’s Form 8-K filed October 7, 2008).

10.34
Letter of Offer dated as of December 17, 2008 among GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty, Ltd., Royal Wolf Trading Australia Pty Ltd., Royal Wolf Hi-Tech Pty Ltd. and Australia and New Zealand Banking Group Limited 2008 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed December 19, 2008).

10.35
Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.36	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009 and November 12, 2009).

10.37	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009 and November 12, 2009).

10.38	First Amendment to Stockholders Agreement dated March 31, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

10.39	Letter Agreement dated March 30, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

10.40
Variation Letter dated as of September 11, 2009 among GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royalwolf Trading Australia Pty Ltd., Royal Wolf Hi-Tech Pty Ltd., Royalwolf NZ Acquisition Co Ltd., Royalwolf Trading New Zealand Ltd. and Australia and New Zealand Banking Group Limited (incorporated by reference to Registrant’s Form 8-K filed September 11, 2009).

10.41	Second Amendment to Shareholders Agreement dated September 21, 2009 (incorporated by reference to Registrant’s Form 8-K filed September 25, 2009).

10.42	2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.43	Variation Letter dated as of June 29, 2010 among the Royal Wolf Australia Group and ANZ (incorporated by reference to Registrant’s Form 8-K filed June 30, 2010).

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation
By:	/s/ Ronald F. Valenta		September 24, 2010
	Name:	Ronald F. Valenta
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2010

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 24, 2010

/s/ Lawrence Glascott Lawrence Glascott	Chairman of the Board of Directors	September 24, 2010

/s/ David M. Connell David M. Connell	Director	September 24, 2010

/s/ Manuel Marrero Manuel Marrero	Director	September 24, 2010

/s/ James B. Roszak James B. Roszak	Director	September 24, 2010

/s/ Susan Harris Susan Harris	Director	September 24, 2010

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
General Finance Corporation
We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Sherman Oaks, California
September 24, 2010

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2009	2010
Assets
Cash and cash equivalents	$3,346	$4,786
Trade and other receivables, net of allowance for doubtful accounts of $2,642 and $2,328 at June 30, 2009 and 2010, respectively	26,402	25,667
Income taxes receivable	30	1,071
Subscription receivables	—	1,211
Inventories	22,511	19,063
Prepaid and other expenses	1,894	2,206
Lease receivables	1,163	1,782
Property, plant and equipment, net	10,460	10,182
Lease fleet, net	188,915	188,410
Goodwill	73,917	67,919
Intangible assets, net	30,058	24,583

Total assets	$358,696	$346,880

Liabilities
Trade payables and accrued liabilities	$24,657	$25,246
Unearned revenue and advance payments	8,461	9,468
Senior and other debt	200,304	186,183
Deferred tax liabilities	13,822	13,409

Total liabilities	247,244	234,306

Commitments and contingencies (Note 10)	—	—

Redeemable noncontrolling interest (Note 10)	8,278	10,840

Stockholders’ equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 25,000 and 26,000 shares issued and outstanding (in series) and stated at liquidation value ($1,386 and $1,438 total liquidation preference at June 30, 2009 and 2010, respectively) at June 30, 2009 and 2010, respectively	1,345	1,395

Common stock, $.0001 par value: 100,000,000 shares authorized; 17,826,052 and 22,023,299 shares outstanding at June 30, 2009 and 2010, respectively	2	2

Additional paid-in capital	105,314	111,783
Subscription receivables	—	(100)

Accumulated other comprehensive income (loss)	(4,963)	(1,571)
Retained earnings (accumulated deficit)	1,476	(9,775)

Total stockholders’ equity	103,174	101,734

Total liabilities and stockholders’ equity	$358,696	$346,880

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2009	2010

Revenues
Sales	$75,528	$79,207
Leasing	70,932	77,102

	146,460	156,309

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	58,373	61,366
Direct costs of leasing operations	22,581	26,444
Selling and general expenses	34,403	37,672
Impairment of goodwill	—	7,633
Depreciation and amortization	17,045	19,619

Operating income	14,058	3,575

Interest income	296	234
Interest expense	(16,161)	(15,974)
Foreign currency exchange gain (loss) and other	(9,312)	1,948

	(25,177)	(13,792)

Loss before provision for income taxes	(11,119)	(10,217)

Provision (benefit) for income taxes	(4,374)	(1,261)

Net loss	(6,745)	(8,956)

Noncontrolling interest	3,028	(2,295)
Preferred stock dividends	(62)	(168)

Net loss attributable to common stockholders	$(3,779)	$(11,419)

Net income (loss) per common share:
Basic	$(0.22)	$(0.64)
Diluted	(0.22)	(0.64)

Weighted average shares outstanding:
Basic	16,817,833	17,826,052
Diluted	16,817,833	17,826,052

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

								Retained
	Cumulative Preferred				Additional		Other	Earnings	Total
	Stock		Common Stock		Paid-In	Subscription	Comprehensive	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivables	Income (Loss)	Deficit)	Equity

Balance at June 30, 2008	—	$—	13,826,052	$1	$81,688	$—	$6,787	$5,255	$93,731

Issuance of common stock	—	—	4,000,000	1	25,599	—	—	—	25,600

Issuance of preferred stock	25,000	1,345	—	—	(9)	—	—	—	1,336

Share-based compensation	—	—	—	—	902	—	—	—	902

Contributed services	—	—	—	—	130	—	—	—	130

Adjustment of redemption value of noncontrolling interest put option	—	—	—	—	(2,996)	—	—	—	(2,996)

Preferred stock dividends	—	—	—	—	—	—	—	(62)	(62)

Net loss	—	—	—	—	—	—	—	(6,745)	(6,745)

Noncontrolling interest	—	—	—	—	—	—	—	3,028	3,028

Cumulative translation adjustment	—	—	—	—	—	—	(11,750)	—	(11,750)

Total comprehensive loss									(15,467)

Balance at June 30, 2009	25,000	1,345	17,826,052	2	105,314	—	(4,963)	1,476	103,174

Issuance of common stock included with units sold in a rights offering, net of offering expenses	—	—	4,197,247	—	6,008	(100)	—	—	5,908

Issuance of preferred stock	1,000	50	—	—	—	—	—	—	50

Share-based compensation	—	—	—	—	629	—	—	—	629

Preferred stock dividends	—	—	—	—	(168)	—	—	—	(168)

Net loss	—	—	—	—	—	—	—	(8,956)	(8,956)

Noncontrolling interest	—	—	—	—	—	—	—	(2,295)	(2,295)

Cumulative translation adjustment	—	—	—	—	—	—	3,392	—	3,392

Total comprehensive loss	—	—	—	—	—	—		—	(7,859)

Balance at June 30, 2010	26,000	$1,395	22,023,299	$2	$111,783	$(100)	$(1,571)	$(9,775)	$101,734

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2009	2010
Cash flows from operating activities
Net loss	$(6,745)	$(8,956)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on sales and disposals of property, plant and equipment	7	76
Unrealized foreign exchange loss (gain)	6,616	(586)
Unrealized gain on forward exchange contracts	(157)	(958)
Unrealized loss (gain) on interest rate swaps and options	2,057	(231)
Impairment of goodwill	—	7,633
Depreciation and amortization	17,045	19,619
Amortization of deferred financing costs	256	381
Accretion of interest	240	240
Share-based compensation expense	902	629
Contributed services	130	—
Deferred income taxes	(4,198)	(338)
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	5,659	(234)
Inventories	3,525	4,546
Prepaid expenses and other	442	149
Trade payables, accrued liabilities and other deferred credits	(2,125)	1,848
Income taxes	(322)	—

Net cash provided by operating activities	23,332	23,818

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	134	105
Business acquisitions, net of cash acquired	(20,989)	—
Purchases of property, plant and equipment	(3,531)	(2,295)
Purchases of lease fleet	(14,300)	(4,297)
Purchases of intangible assets	(107)	—

Net cash used by investing activities	(38,793)	(6,487)

Cash flows from financing activities:
Proceeds from (repayments on) capital leasing activities	241	(337)
Proceeds from (repayments on) senior and other debt borrowings	16,416	(20,292)
Proceeds from issuances of units in rights offering	—	5,908
Proceeds from issuances of preferred stock	1,236	50
Preferred stock dividends	(62)	(168)

Net cash provided (used) by financing activities	17,831	(14,839)

Net increase in cash	2,370	2,492

Cash and equivalents at beginning of period	2,772	3,346

The effect of foreign currency translation on cash	(1,796)	(1,052)

Cash and equivalents at end of period	$3,346	$4,786

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$13,417	$11,643
Income taxes	536	52

Non-cash investing and financing activities:
On October 1, 2008, the Company issued a subordinated promissory note of $1,500 and common stock of $25,600 as part of the consideration for the Pac-Van acquisition (see Note 1).
On December 8, 2008, the Company issued preferred stock of $100 as part of the consideration for a small acquisition (see Note 4).
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Business Operations
Organization
General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); GFN Australasia Holdings Pty Ltd., an Australian corporation (“GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (combined with GFNMS, “Pac-Van”).
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
Acquisition of Pac-Van
The Company’s long-term strategy is to acquire and operate businesses in North America, Europe and the Asia-Pacific area. The acquisition of Pac-Van gave the Company the opportunity to enter the United States market. On October 1, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFNNA. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
The Company, in addition to assuming Pac-Van’s senior and other debt, paid the purchase price to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. The note and 1,133,333 shares of the restricted common stock secure the indemnification obligations for 20 months and 36 months, respectively. Among other things, in connection with the acquisition, the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC at an exercise price equal to the closing market price of the Company’s common stock as of October 1, 2008 (see Note 9).
The total purchase consideration, including the Company’s transaction costs of approximately $0.9 million has been allocated to tangible and intangible assets acquired, including goodwill (which will not be deductible for tax purposes), and liabilities assumed based on their estimated fair market values as of October 1, 2008, as follows (in thousands):

October 1, 2008
Fair value of the net tangible assets acquired and liabilities assumed:
Cash and cash equivalents	$1,517
Trade and other receivables	15,035
Inventories	10,145
Prepaid expenses	398
Property, plant and equipment	3,473
Lease fleet	108,134
Other assets	—
Trade payables and accrued liabilities	(12,880)
Unearned revenue and advance payments	(7,414)
Senior and other debt	(107,600)
Deferred income taxes	(17,405)

Total net tangible assets acquired and liabilities assumed	(6,597)

Fair value of intangible assets acquired:
Customer base	4,850
Trade name	2,200
Deferred financing costs	191
Goodwill	46,794

Total intangible assets acquired	54,035

Total purchase consideration	$47,438

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Reference is made to Note 2 for a discussion of impairment write-downs recognized subsequent to October 1, 2008 to the carrying value of goodwill and intangible assets acquired.
The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Pac-Van and do not reflect the operating results of Pac-Van prior to the acquisition date. The following unaudited pro forma information for the year ended June 30, 2009 assumes the acquisition of Pac-Van occurred at July 1, 2008 (in thousands, except per share data):

Year Ended
June 30, 2009
(Unaudited)
Revenues	$169,102

Net loss attributable to stockholders	(2,937)

Pro forma net loss per common share:
Basic	$(0.17)
Diluted	(0.17)

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
Unless otherwise indicated, references to “FY 2009” and “FY 2010” are to the year ended June 30, 2009 and 2010, respectively.
Certain reclassifications have been made to the FY 2009 statements to conform to the current period presentation, including those resulting from the determination to present a nonclassified consolidated balance sheet at June 30, 2010 to be consistent and better compare the Company’s financial results with other past and present public reporting companies in the modular space and storage industries. The Company has no agreements or covenants that require an analysis or presentation of working capital.
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

	June 30,
	2009	2010
Finished goods	$21,170	$18,840
Work in progress	1,341	223

	$22,511	$19,063

Derivative Financial Instruments
Derivative financial instruments include warrants issued as part of the Initial Public Offering (“IPO”) and rights offering (Note 3), a purchase option that was sold to the representative of the underwriters (Note 3) and warrants issued in connection with a senior subordinated promissory note with Bison Capital (Note 5). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there is no impact on the Company’s financial position or results of operations; except for the $100 in proceeds from the sale of the purchase option and the discounting of the senior subordinated promissory note for the fair market value of the warrants issued to Bison Capital. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments. At the date of issuance, the Company determined the purchase option and the warrants issued to Bison Capital had a fair market value of approximately $641,000 and $1,309,000, respectively, using the Black-Scholes pricing model.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Accounting for Stock Options
For the issuances of stock options, the Company follows the fair value provisions of FASB ASC Topic 718, Stock Compensation, which require recognition of employee share-based compensation expense in the statements of operations over the vesting period based on the fair value of the stock option at the grant date. For stock options granted to non-employees, the Company recognizes compensation expense measured at their fair value at each reporting date. Therefore, these stock options are subject to periodic fair value adjustments recorded in share-based compensation over the vesting period.
Property, Plant and Equipment
Owned assets
Property, plant and equipment are stated at cost, less accumulated depreciation and impairment losses. The cost of self-constructed assets includes the cost of materials, direct labor, the initial estimate (where relevant) of the costs of dismantling and removing the items and restoring the site on which they are located; and an appropriate allocation of production overhead, where applicable. Depreciation for property, plant and equipment is recorded on the straight-line basis over the estimated useful lives of the related asset. The residual value, the useful life and the depreciation method applied to an asset are reassessed at least annually.
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,
	Useful Life	2009	2010
Land	—	$1,486	$1,599
Building	40 years	230	247
Transportation and plant equipment (including capital lease assets)	3 — 10 years	9,010	11,407
Furniture, fixtures and office equipment	3 — 10 years	3,017	2,865

		13,743	16,118
Less accumulated depreciation and amortization		(3,283)	(5,936)

		$10,460	$10,182

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Lease Fleet
The Company has a fleet of storage containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies against various factors, including the practices of the larger competitors in the industry, and its own historical experience.
Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred.
Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.
Impairment of Long-Lived Assets
The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2009 and 2010.
Goodwill
The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. The Company operates two reportable and operating segments (Pac-Van and Royal Wolf) and all of the goodwill was allocated between these two reporting units. The Company performs an annual impairment test on goodwill at year end using the two-step process required under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any.
At June 30, 2010, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit and it was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of the net assets. However, the fair value of the Pac-Van reporting unit was less than the carrying values of the net assets and, therefore, the Company performed a step-two impairment test for Pac-Van.
In the step-two test, the Company determined the implied fair value of the Pac-Van reporting unit’s goodwill and compared it to the carrying value of the goodwill. This involved allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. For Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $7,633,000 in the fourth quarter of FY 2010. The Company had not recorded an impairment charge to goodwill prior to FY 2010.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The change in the balance of goodwill is as follows (in thousands)

	June 30,
	2009	2010
Beginning of year	$31,721	$73,917
Acquired goodwill (including foreign translation effect)	42,196	1,635
Impairment of goodwill	—	(7,633)

End of year	$73,917	$67,919

Intangible Assets
Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method.
Intangible assets with finite useful lives consist of the following (in thousands):

	June 30,
	2009	2010
Trademark and trade name	$2,940	$2,750
Customer base and lists	29,485	31,118
Non-compete agreements	5,633	5,986
Deferred financing costs	2,019	2,319
Other	713	874

	40,790	43,047
Less accumulated amortization	(10,732)	(18,464)

	$30,058	$24,583

The Company reviews intangible assets (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. The Company determined that, as a result of changes in market conditions and other factors in the U.S., an impairment charge to the customer base acquired in the Pac-Van acquisition (see Note 1) was required to be recorded at both June 30, 2009 and June 30, 2010; and, as of June 30, 2010, to the trade name. The Company, to be more in line with the expected revenue stream of the customer base, recorded the FY 2009 impairment charge of $689,000 by revising its method of amortization from a straight-line to an accelerated basis. The FY 2010 impairment charge to the customer base and trade name of $329,000 and $190,000, respectively, was recorded pursuant to an evaluation, which determined that the respective fair values were less than the carrying values. These impairment charges are included as a part of depreciation and amortization.
The estimated future amortization of intangible assets with finite useful lives as of June 30, 2010 is as follows (in thousands):

Year Ending June 30,
2011	$5,070
2012	4,552
2013	4,093
2014	3,224
2015	3,208
Thereafter	1,686

$21,833

Subsequent expenditures
Subsequent expenditures on capitalized intangible assets are capitalized only when it increases the future economic benefits of the specific asset to which it relates. All other expenditures are expensed as incurred.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Defined Contribution Benefit Plan
Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2009 and FY 2010 were $848,000 and $950,000, respectively.
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
Advertising
Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2009 and 2010, prepaid advertising costs were approximately $191,000 and $220,000, respectively. Advertising costs expensed were approximately $2,283,000 and $2,478,000 for FY 2009 and FY 2010, respectively.
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
The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian and New Zealand tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2008 are subject to examination by the U.S. Internal Revenue Service (“IRS”). The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.
The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Net Income per Common Share
Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	Year Ended June 30,
	2009	2010
Basic	16,817,833	17,826,052
Assumed exercise of warrants	—	—
Assumed exercise of stock options	—	—

Diluted	16,817,833	17,826,052

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,430,380 and 5,353,533 for FY 2009 and FY 2010, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
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
Note 3. Equity Transactions
Warrants Issued in IPO
The Company, in connection with its IPO in April 2006, issued and sold a total of 8,625,000 units. Each unit consisted of one share of common stock and one warrant. In addition, the Company also issued and sold 583,333 privately-placed warrants to two executive officers for $1.20 per warrant. Each of the public and privately-placed warrants entitled the holder to purchase from the Company one share of common stock at an exercise price of $6.00, assuming there was an effective registration statement, and was redeemable at a price of $0.01 per warrant, under certain conditions. These warrants expired on June 30, 2010, at which time there were 5,072,380 still outstanding.
Also in connection with the IPO, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per unit. These units are identical to the units issued in the IPO, except that the warrants included in these units have an exercise price of $7.20. This option may be exercised on a cashless basis and expire on April 5, 2011.
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
The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of June 30, 2010, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.
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
As of June 30, 2010, since issuance, dividends paid or payable totaled $218,000 and $12,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.
Rights Offering
On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. The rights were tradable during the offering period and, among other things, stockholders of record were generally able to purchase additional rights above their pro rata allocation and non-stockholders were able to purchase rights not exercised. A total of 8,920,000 rights to purchase 8,920,000 units were available.
The Company sold a total of 4,197,247 units that resulted, after deducting direct offering costs of $288,000, in net proceeds of $6,008,000 and the issuance of 4,197,247 shares of common stock and 4,197,247 warrants to acquire an additional 2,098,623 shares of common stock at an exercise price of $4.00 per share. As of June 30, 2010, subscriptions receivable from the rights offering totaled $1,311,000; of which $1,211,000 has been subsequently collected and, accordingly, has been reflected as an asset in the consolidated balance sheet.
The Company used $4,800,000 of the net proceeds from the rights offering in a refinancing at Pac-Van subsequent to June 30, 2010 (see Notes 5 and 13).
Note 4. Acquisitions
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 5. Senior and Other Debt
The following is a discussion of the Company’s significant senior and other debt.
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, not all of which provide additional borrowing availability. As of June 30, 2010, based upon the exchange rate of one Australian dollar to $0.8567 U.S. dollar and one New Zealand dollar to $0.8133 Australian dollar, borrowings and availability under the ANZ credit facility totaled $72,589,000 (AUS$84,731,000) and $4,908,000 (AUS$5,729,000), respectively. Principal payments during FY 2010 were required to be a minimum of AUS$1,250,000 per quarter, with an installment equal to 80% of Free Cash Flow, as defined, paid within 60 days from June 30, 2010. The minimum principal payments increase to AUS$1,500,000 ($1,285,000) per quarter during the year ending June 30, 2011 and vary throughout the scheduled maturity date of September 14, 2012. Approximately $48,020,000 (AUS$56,052,000) and $10,258,000 (AUS$11,974,000) of the borrowings under the ANZ credit facility at June 30, 2010 bear interest at ANZ’s prime rate, plus 3.15% per annum and 4.15% per annum, respectively; with the remaining borrowings bearing interest at varying rates. As of June 30, 2010, the weighted-average interest rate was 8.6%; which includes the effect of interest rate swap contracts and options (caps).
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the secured entities. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital (see below) must be paid by a capital infusion from GFN, that at least 50% of the amounts owed under the Bison Notes be hedged by Royal Wolf for foreign currency exchange risks and that capital expenditures of property, plant and equipment over $1,713,000 (AUS$2,000,000) in the year ending June 30, 2011 be approved by ANZ.
On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Note”). Pursuant to the securities purchase agreement, the Company issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN. The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014. The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 102% of par prior to September 13, 2010; 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment under the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the intercreditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1,000,000, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2011 and must be paid by a capital infusion from GFN (see above). Collectively, these two notes are referred to as the “Bison Notes.” At June 30, 2010, the principal balance of the Bison Notes was $21,676,000. The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility and Subordinated Note
Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent. On July 16, 2010, this facility was prepaid in full and replaced by a new senior credit facility formed by a syndicate of the other three financial institutions in the BOA credit facility (see Note 13).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The BOA credit facility was secured by substantially all the business assets of Pac-Van and GFNNA, including the assignment of its rights under leasing contracts with customers, and was available for purchases of rental equipment and general operating purposes. At June 30, 2010, borrowings under the BOA credit facility totaled $66,600,000, were due on August 23, 2012 and accrued interest at the lead lender’s prime lending rate or its prime lending rate plus 0.25%, or the LIBOR plus a stated margin ranging from 1.5% to 2.25%, based on Pac-Van’s leverage. In addition, the Company was required to pay an unused commitment fee equal to 0.25% of the average unused line calculated on a quarterly basis. As of June 30, 2010, the weighted-average interest rate was 3.3%. The BOA senior credit facility was subject to certain covenants, including compliance with minimum EBITDA levels, as defined, specified interest coverage, senior and total debt ratios based on a TTM EBITDA basis, a minimum lease fleet utilization rate, as defined; and, among other things, restrictions on the payment of dividends, loans and payments to affiliates.
Pac-Van also had a senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”) with a principal balance of $25,000,000 at June 30, 2010. This subordinated note was scheduled to mature on February 2, 2013, but was repaid on July 16, 2010 in connection with the refinancing of the Pac-Van senior facility (see above). The subordinated note required quarterly interest only payments computed at 13.0% per annum and was also subject to the maintenance of certain financial covenants.
Other
The Company has a credit agreement at GFN, as amended, with Union Bank, N.A. (“UB”) for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate) and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of June 30, 2010, there were no borrowings outstanding under the UB credit facility.
Other debt totaled $318,000 at June 30, 2010.
Loan Covenant Compliance
The economic downturn in the U.S., particularly in the construction-related industries, and the global economy in general had an adverse impact on the Company’s operating results during FY 2010. To offset this adverse effect, the Company continued to undertake cost-reduction and other measures to be able to reduce its indebtedness and continue complying with the financial loan covenants of its senior lenders. The Company during the fourth quarter of FY 2010 amended its senior credit agreements at Royal Wolf to, among other things, extend required principal payments during the fiscal year ending June 30, 2011 and establish financial covenants at the ANZ credit facility at less restrictive levels. Subsequent to June 30, 2010, Pac-Van refinanced the BOA senior credit facility and subordinated note due SPV (see Note 13). This refinancing also resulted in the establishment of less restrictive covenants through a new senior credit facility. These actions should allow the Company to be able to satisfy its indebtedness and other liquidity requirements. However, if operating results do not improve, or worsen, the Company may eventually be unable to comply with the covenants governing its indebtedness; which may require waivers of covenant compliance, amendments to such agreements or alternative borrowing arrangements. In the event of noncompliance with covenants, there is no assurance that the senior lenders would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
Scheduled Maturities on Senior and Other Debt
The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2010 were as follows (in thousands):

Year Ending June 30,
2011	$9,188
2012	19,737
2013	156,152
2014	152
2015	31
Thereafter	923

$186,183

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6. Financial Instruments
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
Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative — Fair Value (Level 2)
Type of Derivative		June 30,
Contract	Balance Sheet Classification	2009	2010

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,587)	$(1,222)

Forward-Exchange Contracts	Trade and other receivables	—	247

Forward-Exchange Contracts	Trade payables and accrued liabilities	(656)	—

Type of Derivative		Year Ended June 30,
Contract	Statement of Operations Classification	2009	2010

Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$(2,057)	$231

Forward Contracts	Foreign currency exchange gain and other	157	958

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2009 and 2010, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

	June 30, 2009		June 30, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Swap	$13,279	$(892)	$14,136	$(669)
Swap	1,610	(157)	1,713	(118)
Swap	4,059	(369)	4,320	(277)
Swap	2,873	(245)	3,091	(171)
Option (Cap)	9,658	68	10,280	13
Option (Cap)	1,231	1	1,852	1
Option (Cap)	1,739	7	1,325	(1)

Total	$34,449	$(1,587)	$36,717	$(1,222)

Credit Risk
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors. However, in the U.S. a significant portion of the Company’s business activity is with companies in the construction industry. Revenues and trade receivables from this industry totaled $25,376,000 and $5,757,000 during FY 2009 and at June 30, 2009, respectively; and $21,137,000 and $3,953,000 during FY 2010 and at June 30, 2010, respectively.
The Company’s receivables related to sales are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries, was $958,000 and $588,000 and $625,000 and $947,000 for FY 2009 and FY 2010, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2009 and FY 2010 was ($80,000) and $45,000, respectively; and with the RWNZ and Pac-Van acquisitions, the Company recorded an allowance for doubtful accounts of $1,904,000 in FY 2009.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2009, net unrealized and realized foreign exchange (losses) totaled ($6,616,000) and ($2,847,000), respectively. In FY 2010, net unrealized and realized foreign exchange gains totaled $586,000 and $453,000, respectively.
Note 7. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2009	2010

U.S.	$3,593	$(4,303)
Asia-Pacific	(14,712)	(5,914)

	$(11,119)	$(10,217)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2009	2010

Current:
U.S. Federal	$—	$(1,041)
State	—	—
Asia -Pacific	—	(30)

	—	(1,071)

Deferred:
U.S. Federal	(1,172)	(152)
State	(739)	(87)
Asia-Pacific	(2,463)	49

	(4,374)	(190)

	$(4,374)	$(1,261)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2009	2010

Deferred tax assets:
Net operating loss and tax credit carryforwards	$14,308	$19,082
Deferred revenue and expenses	137	209
Accrued compensation and other benefits	204	441
Allowance for doubtful accounts	670	605
Unrealized exchange gains and losses	946	597

Total deferred tax assets	16,265	20,934
Valuation allowance	—	—

Net deferred tax assets	16,265	20,934

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(28,810)	(33,216)
Other	(1,277)	(1,127)

Total deferred tax liabilities	(30,087)	(34,343)

Net deferred tax liabilities	$(13,822)	$(13,409)

At June 30, 2010, Royal Wolf had a U.S. federal net operating loss carryforward of $46,700,000, which expires if unused during fiscal years 2020 — 2030, and an Australian net operating loss carryforward of approximately $21,700,000 with no expiration date. As a result of the stock ownership change in the merger with MOAC (see Note 1), the available deduction of the net operating loss carryforward of $27,500,000 acquired in the Pac-Van acquisition is limited on a yearly basis.
Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2009 and 2010.
A reconciliation of the U.S. federal statutory rate of 34% to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2009	2010

Federal statutory rate	(34.0)%	(34.0)%
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	(4.4)	(4.0)
Amortization and impairment of goodwill and intangible assets, net	(4.8)	24.1
Nondeductible expenses	3.9	1.6

Effective tax rate	(39.3)%	(12.3)%

Note 8. Related-Party Transactions
The Company has utilized certain accounting, administrative and secretarial services from affiliates of officers; as well as office space provided by an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company.
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $113,000 and $110,000 in FY 2009 and FY 2010, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $234,000 ($63,000 at the corporate office and $155,000, plus out-of-pocket expenses of $16,000, at the operating subsidiaries) in FY 2009 and $114,000 ($84,000 at the corporate office and $30,000 at the operating subsidiaries) in FY 2010.
Note 9. Stock Option Plans
On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which was approved and amended by stockholders on June 14, 2007 and December 11, 2008, respectively. Options granted and outstanding under the 2006 Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. All options granted do not have a term in excess of ten years, and the exercise price of any option is not less than the fair market value of the Company’s common stock on the date of grant. After the adoption by the Board of Directors and upon the approval of the 2009 Stock Incentive Plan by the stockholders (see below), the Company suspended any further grants under the 2006 Plan.
On September 21, 2009, the Board of Directors of the Company adopted the 2009 Stock Incentive Plan (“2009 Plan”), which was approved by the stockholders at the Company’s annual meeting on December 10, 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company suspended further grants under the 2006 Plan (see above). Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan. Unless terminated earlier at the discretion of the Board of Directors, the 2009 Plan will terminate September 21, 2019.
On each of September 11, 2006 (“2006 Grant”) and December 14, 2007 (“2007 Grant”), the Company granted options to two officers of GFN to each purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.30 per share and $9.05 per share, respectively, with a vesting period of five years.
On January 22, 2008 (“2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 489,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.80 per share. The 2008 Grant consisted of 243,000 options with a vesting period of five years and 246,000 options that vest subject to a performance condition based on Royal Wolf achieving a certain EBITDA target for FY 2008. The Company initially commenced recognizing compensation expense over the vesting period of 20 months.
In June 2008, the Compensation Committee of the Company’s Board of Directors determined that the full EBITDA target for the 2008 Grant would not be achieved. As a result, the 2008 Grant was modified whereby one-half of the outstanding options subject to the EBITDA performance criteria were deemed to have achieved the performance condition. The remaining one-half of these performance-based options (“PB 2008 Grant”) were modified on July 23, 2008 (see below) for EBITDA targets at Royal Wolf pertaining to FY 2009 and FY 2010. At that time, the Company reassessed and revalued these options and commenced recognizing the changes in share-based compensation on a prospective basis.
On July 23, 2008 (“July 2008 Grant”), the Company granted options to certain key employees of Royal Wolf to purchase 198,500 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.35 per share. The July 2008 Grant consisted of the PB 2008 Grant (see above) totaling 118,500 options, 40,000 options with a vesting period of five years and 40,000 options that vest subject to a performance condition based on Royal Wolf achieving certain EBITDA targets for FY 2009 and FY 2010. The Company initially commenced recognizing compensation expense over the vesting periods of 2.17 years and 3.17 years for EBITDA targets in FY 2009 and FY 2010, respectively, pertaining to 79,250 options in each of those vesting periods. However, it was subsequently determined that the EBITDA targets for both years were probable of not being achieved and, as result, previously recorded share-based compensation were reversed in the respective fiscal years; but the related performance-based options were not officially forfeited until the subsequent quarter ended September 30th.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On September 18, 2008 (“September 2008 Grant”), the Company granted options to the non-employee members of its Board of Directors to purchase 36,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.50 per share, with a vesting period of three years.
On October 1, 2008 (“October 2008 Grant”), the Company granted options to certain key employees of Pac-Van and to a former stockholder of MOAC, who became a non-employee member of Company’s Board of Directors effective on that date, to purchase 356,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date; or $6.40 per share. The October 2008 Grant consisted of 154,550 options with a vesting period of five years, 9,000 options with a vesting period of three years and 192,450 options that vest subject to performance conditions based on Pac-Van achieving EBITDA and return on asset targets for 2009 and to-be-determined targets for the subsequent four fiscal years. The Company commenced recognizing share-based compensation expense over the vesting periods ranging from 1.92 years to 5.92 years pertaining to 38,490 options in each of those vesting periods, but it was subsequently determined that the FY 2009 and FY 2010 fiscal year EBITDA targets were probable of not being achieved and, as result, previously recorded share-based compensation were reversed in those respective fiscal years. However, the related performance-based options were not officially forfeited until the subsequent quarter ended September 30th.
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

Under the 2009 Plan, on January 26, 2010 (“January 2010 Grant”) the Company granted options to two officers of GFN, certain key employees of Pac-Van and a non-employee to purchase 170,000 shares of common stock at an exercise price equal to the closing market value of the Company’s common stock as of that date; or $1.28 per share. The January 2010 Grant consisted of 4,750 options with a vesting period of five years, 20,000 options (granted to the non-employee) with a vesting period of three years and 145,250 options that vest subject to performance conditions based the achievement of certain EBITDA and other targets for FY 2010. The Company commenced recognizing share-based compensation expense on these performance-based options over an estimated vesting period of just over 20 months, but it was subsequently determined that the EBITDA target was not probable of being achieved and, as result, previously recorded share-based compensation was reversed in the fourth quarter of FY 2010. However, the related performance-based options will not be officially forfeited until the quarter ended September 30, 2010.
The weighted-average fair value of the stock options granted to the officers and key employees was $0.99, determined using the Black-Scholes option-pricing model under the following assumptions: A risk-free interest rate of 3.0% (average of five and ten-year Treasury bill); an expected life of 7.5 years; an expected volatility of 83.0%; and no expected dividend. At June 30, 2010, the weighted-average fair value of the stock options granted to the non-employee was $1.02, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 2.9% (average of five and ten-year Treasury bill); an expected life of 9.6 years; an expected volatility of 82.0%; and no expected dividend.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
A summary of the Company’s stock option activity and related information as of and for FY 2009 and FY 2010 follows:

		Weighted-
	Number of	Average
	Options	Exercise
	(Shares)	Price

Outstanding at June 30, 2008	921,000	$8.49

Granted	485,000	6.11
Exercised	—	—
Forfeited or expired	(48,000)	7.63

Outstanding at June 30, 2009	1,358,000	$7.39

Exercisable at June 30, 2009	177,400	$8.10

			Weighted-
		Weighted-	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options (Shares)	Price	Term (Years)

Outstanding at June 30, 2009	1,358,000	$7.39

Granted	170,000	1.28
Exercised	—	—
Forfeited or expired	(273,090)	6.97

Outstanding at June 30, 2010	1,254,910	$6.65	7.8

Vested and expected to vest at June 30, 2010	1,045,127	$7.26	7.6

Exercisable at June 30, 2010	403,960	$8.00	7.2

At June 30, 2010, the intrinsic value was zero as the Company’s market price for its common stock was at $1.25 per share, which is at or below the exercise prices of all of the outstanding stock options. Also at June 30, 2010, inception-to-date share-based compensation of $2,151,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, and there remains $1,587,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 10. Commitments and Contingencies
Operating Lease Rentals
The Company leases office equipment and other facilities under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at June 30, 2010 are payable as follows (in thousands):

Year Ending June 30,
2011	$4,326
2012	2,815
2013	1,994
2014	1,376
2015	944
Thereafter	1,376

$12,831

Rental expense on non-cancellable operating leases was $4,204,000 and $5,373,000 in FY 2009 and FY 2010, respectively.
Sales-Type and Operating Fleet Leases
Future minimum payments to be received under sales-type and operating fleet leases at June 30, 2010 are as follows (in thousands):

Year Ending June 30,
2011	$7,806
2012	2,234
2013	1,166
2014	346
2015	111
Thereafter	333

$11,996

Put and Call Options
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital. The shareholders agreement was amended on September 21, 2009 and provides that, at any time after July 1, 2011, Bison Capital may require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase price for the capital stock (which is payable in cash or, if mutually agreeable to both the Company and Bison Capital, paid in GFN common stock or some combination thereof) is the greater of the following:
(i) the amount equal to Bison Capital’s ownership percentage in GFN U.S. (13.8%) multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s EBITDA for a twelve-month determination period, as defined, plus all administrative expense payments or reimbursements made by Royal Wolf to the Company during such period; minus the net debt of Royal Wolf, as defined; or
(ii) the amount equal to the Bison Capital’s ownership percentage in GFN U.S. multiplied by the result of the GFN trading multiple, as defined, multiplied by Royal’s Wolf’s EBITDA for the determination period; minus the net debt of Royal Wolf; or
(iii) the greater of (1) $12,850,000 or (2) Bison Capital’s ownership percentage in GFN U.S. (or 13.8%) multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s TTM EBITDA measured at the end of each fiscal quarter through June 30, 2011, as defined.
Also under the shareholders agreement, the Company had the option, at anytime prior to September 13, 2010, to cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to the Company for a purchase price equal to the product of 2.75 multiplied by Bison Capital’s cost in the GFN U.S. capital stock. Subsequent to July 1, 2012, the Company’s call option purchase price is similar to (i) and (ii) of the Bison Capital put option, except the EBITDA multiple is 8.75.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company accounts for Bison Capital’s put option as a non-freestanding financial instrument classified in temporary equity, pursuant to the requirements of SEC Accounting Series Release (“ASR”) No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock.” In accordance with the guidelines of ASR No. 268, the redemption value of the put option has been reflected as redeemable noncontrolling interest with, prior to July 1, 2009, the corresponding adjustment to additional paid-in capital determined after the attribution of the net income or loss of Royal Wolf to noncontrolling interest. As discussed in Note 2, effective July 1, 2009, the Company adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, Business Combinations, and 810, Consolidation. In connection with the adoption of the provisions in these Topics, the Company now accretes the redemption value of the put option over the period from July 1, 2009 through June 30, 2011 with the corresponding adjustment to net income or loss attributable to noncontrolling interest.
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
Note 11. Detail of Certain Accounts
Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2009	2010
Trade payables	$14,328	$14,929
Payroll and related	2,762	3,017
Taxes, other than income	1,488	937
Fair value of interest swap and option and forward currency exchange contacts	2,243	1,222
Accrued interest	1,599	1,718
Other accruals	2,237	3,423

	$24,657	$25,246

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 12. Segment Reporting
The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Year Ended June 30,
	2009	2010
Revenues from external customers
North America:
Sales	$19,657	$19,938
Leasing	34,781	37,203

	54,438	57,141

Asia-Pacific:
Sales	55,871	59,269
Leasing	36,151	39,899

	92,022	99,168

Total	$146,460	$156,309

Operating income
North America	$6,365	$(4,613)
Asia-Pacific	7,693	8,188

Total	$14,058	$3,575

Interest income
North America	$7	$—
Asia-Pacific	289	234

Total	$296	$234

Interest expense
North America	$4,451	$5,299
Asia-Pacific	11,710	10,675

Total	$16,161	$15,974

Share-based compensation
North America	$347	$520
Asia-Pacific	438	109

Total	$902	$629

Impairment of goodwill
North America	$—	$7,633
Asia-Pacific	—	—

Total	$—	$7,633

Depreciation and amortization
North America	$5,729	$6,512
Asia-Pacific	11,316	13,107

Total	$17,045	$19,619

Additions to long-lived assets
North America	$4,539	$575
Asia-Pacific	13,292	6,017

Total	$17,831	$6,592

	At June 30,
	2009	2010
Long-lived assets
North America	$112,419	$108,064
Asia-Pacific	86,956	90,528

Total	$199,375	$198,592

Intersegment net revenues totaled $432,000 during FY 2009 and $4,151,000 during FY 2010.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 13. Subsequent Event
On July 16, 2010, the Company entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association and UB (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar”) issued by GFN (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and the Company’s rights offering completed on June 25, 2010 (see Note 3) were used to prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV (see Note 5).
PNC Credit Facility
Under the terms of the PNC Credit Facility, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate plus 2.75%, or the Eurodollar rate plus 3.75%. The PNC Credit Facility also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants (which are less restrictive than those under the BOA credit facility), including fixed charge coverage ratios, senior leverage ratios and lease fleet utilization ratios; and also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.
The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $700,000 if it prepays the loans in full prior to July 16, 2011 and to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012.
The repayment of borrowings under the PNC Credit Facility is secured by substantially all of the assets of Pac-Van and by a limited guaranty by Ronald F. Valenta and Lydia D. Valenta (the “Valenta Limited Guaranty”). Pursuant to the Valenta Limited Guaranty, the Valentas guaranteed $10,000,000 of borrowings from July 16, 2010 until June 30, 2011, $8,000,000 of borrowings from July 1, 2011 until June 30, 2012 and $6,000,000 of borrowings from July 1, 2012 until January 16, 2013. The amounts guaranteed by the Valentas will only be reduced if no event of default has occurred under the PNC Credit Facility and if Pac-Van has delivered to PNC the certificates necessary to demonstrate compliance by Pac-Van with the financial covenants at the date of each scheduled reduction. In consideration for entering into the Valenta Limited Guaranty, Pac-Van will pay the Valentas a fee equal to 1.2% of the lower of outstanding borrowings or the guaranty amount. A guarantee fee of $120,000 for the first year was paid at or near the closing of the PNC Credit Facility and, commencing with the first anniversary from the closing date, the guaranty fee will be paid in advance at a rate of 0.3% per quarter, so long as Pac-Van remains in compliance with the covenants of the PNC Credit Facility. In addition, the Valentas entered into a pledge and security agreement for the benefit of PNC whereby the Valentas pledged a deposit account maintained by PNC, and all interest accrued thereon, to secure the repayment of all loans and the performance of all obligations under the PNC Credit Facility.
Laminar Note
The Laminar Note accrues interest at the floating rate of LIBOR plus 10.0% per annum, provided that LIBOR shall be not less than 3.0%, and is payable monthly in arrears commencing on August 1, 2010. The Laminar Note matures on July 16, 2013, at which time all amounts borrowed must be repaid; but it may be prepaid by GFN in part or in full at any time before the maturity date without penalty and by Pac-Van, upon prior written notice, subject to the terms of the intercreditor agreement among Pac-Van, GFNNA, PNC and Laminar.
The Laminar Note contains certain financial covenants, including a consolidated funded indebtedness-to-consolidated EBITDA leverage ratio, a minimum consolidated EBITDA covenant for the four most recently completed calendar quarters of not less than $28,000,000; and customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA and Pac-Van (both of which have guaranteed the repayment of all outstanding borrowings and obligations of the Laminar Note) and covenants which limit the ability of GFNNA and Pac-Van to sell assets, enter into acquisitions and incur additional indebtedness. In addition, the terms of the Laminar Note prohibit GFNNA and Pac-Van from extending the maturity of the PNC Credit Facility to a date later than April 16, 2013, increasing the maximum indebtedness above $93,500,000 without the prior written consent of Laminar, entering into interest rate increases for indebtedness and from undertaking certain other actions.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
BALANCE SHEET

	June 30,
	2009	2010
	(in thousands)
Cash and cash equivalents	$1,403	$4,054
Property and equipment, net	59	41
Other assets	6,186	6,547
Investment and intercompany accounts	96,010	91,726

Total Assets	$103,658	$102,368

Accounts payable, accrued and other liabilities	$484	$634
Stockholders’ equity	103,174	101,734

Total Liabilities and Stockholders’ Equity	$103,658	$102,368

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
STATEMENT OF OPERATIONS

	Year Ended June 30,
	2009	2010
	(in thousands)
General and administrative expenses	$2,785	$2,592

Equity in losses of subsidiaries	(6,984)	(12,732)
Intercompany income	2,672	1,498
Interest income	7	—
Interest expense	—	(28)
Other income, net	25	11

	(4,280)	(11,251)

Loss before income taxes	(7,065)	(13,843)
Income tax benefit	(3,348)	(2,592)

Net loss attributable to stockholders	$(3,717)	$(11,251)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2009	2010
	(in thousands)
Cash flows from operating activities:
Net loss attributable to stockholders	$(3,717)	$(11,251)
Equity in losses of subsidiaries	6,984	12,732
Unrealized foreign exchange gain	(24)	(12)
Depreciation and amortization	26	72
Share-based compensation expense	347	355
Contributed services	130	—
Deferred income taxes	(3,348)	(2,592)
Changes in operating assets and liabilities	67	13

Net cash provided (used) by operating activities	465	(683)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(20,238)	—
Purchases of property and equipment	(4)	—
Purchases of intangible assets	(107)	—

Net cash used by investing activities	(20,349)	—

Cash flows from financing activities:
Proceeds form issuances of units in rights offering	—	4,697
Proceeds from issuances of preferred stock	1,236	50
Preferred stock dividends	(62)	(168)
Intercompany transfers	18,976	(1,245)

Net cash provided by financing activities	20,150	3,334

Net increase in cash	266	2,651

Cash at beginning of period	1,137	1,403

Cash at end of period	$1,403	$4,054

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350