Form 10-Q
period 2010-09-30
General Finance CORP
filed 2010-11-12
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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
Yes ☐            No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,013,299 shares outstanding as of October 29, 2010.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2010	September 30, 2010
		(Unaudited)
Assets
Cash and cash equivalents	$4,786	$229
Trade and other receivables, net of allowance for doubtful accounts of $2,328 and $2,143 at June 30, 2010 and September 30, 2010, respectively	25,667	24,338
Income taxes receivable	1,071	1,081
Subscription receivables	1,211	—
Inventories	19,063	23,475
Prepaid expenses and other	2,206	1,859
Lease receivables	1,782	2,275
Property, plant and equipment, net	10,182	10,961
Lease fleet, net	188,410	198,903
Goodwill	67,919	71,836

Intangible assets, net	24,583	26,500

Total assets	$346,880	$361,457

Liabilities
Trade payables and accrued liabilities	$25,246	$26,915

Unearned revenue and advance payments	9,468	9,001
Senior and other debt	186,183	190,456
Deferred tax liabilities	13,409	14,132

Total liabilities	234,306	240,504

Commitments and contingencies (Note 8)	—	—

Redeemable noncontrolling interest (Note 8)	10,840	12,004

Stockholders’ equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value ($1,438) at June 30, 2010 and September 30, 2010	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,023,299 and 22,013,299 shares outstanding at June 30, 2010 and September 30, 2010, respectively	2	2

Additional paid-in capital	111,783	111,898
Subscription receivables	(100)	(85)

Accumulated other comprehensive income (loss)	(1,571)	4,892
Accumulated deficit	(9,775)	(9,153)

Total stockholders’ equity	101,734	108,949

Total liabilities and stockholders’ equity	$346,880	$361,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended September 30,
	2009	2010

Revenues
Sales	$16,613	$23,389
Leasing	18,606	20,076

	35,219	43,465

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	12,525	17,610
Direct costs of leasing operations	6,182	7,498
Selling and general expenses	9,180	10,015
Depreciation and amortization	5,257	4,672

Operating income	2,075	3,670

Interest income	59	105
Interest expense	(3,707)	(4,281)
Foreign currency exchange gain and other	2,593	2,427

	(1,055)	(1,749)

Income before provision for income taxes	1,020	1,921

Provision for income taxes	372	726

Net income	648	1,195

Noncontrolling interest	(573)	(573)
Preferred stock dividends	(41)	(43)

Net income attributable to common stockholders	$34	$579

Net income per common share:
Basic	$0.00	$0.03
Diluted	0.00	0.03

Weighted average shares outstanding:
Basic	17,826,052	22,013,299
Diluted	17,826,052	22,025,352

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share and share data)
(Unaudited)

					Additional		Other		Total
	Cumulative Preferred Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivables	Income (Loss)	Deficit	Equity

Balance at June 30, 2010	26,000	$1,395	22,023,299	$2	$111,783	$(100)	$(1,571)	$(9,775)	$101,734

Cancellation of subscription receivables	—	—	(10,000)	—	(15)	15	—	—	—

Share-based compensation	—	—	—	—	173	—	—	—	173

Preferred stock dividends	—	—	—	—	(43)	—	—	—	(43)

Net income	—	—	—	—	—	—	—	1,195	1,195

Noncontrolling interest	—	—	—	—	—	—	—	(573)	(573)

Cumulative translation adjustment	—	—	—	—	—	—	6,463	—	6,463

Total comprehensive income									7,085

Balance at September 30, 2010	26,000	$1,395	22,013,299	$2	$111,898	$(85)	$4,892	$(9,153)	$108,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Quarter Ended September 30,
	2009	2010
Net cash provided by operating activities (Note 9)	$5,720	$3,702

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	30	43
Purchases of property, plant and equipment	(329)	(681)
Proceeds from sales of lease fleet	6,015	5,345
Purchases of lease fleet	(6,550)	(6,059)

Net cash used by investing activities	(834)	(1,352)

Cash flows from financing activities:
Repayments on capital leasing activities	(243)	(39)
Repayments on senior and other debt borrowings, net	(7,869)	(5,369)
Deferred financing costs	—	(1,276)
Preferred stock dividends	(41)	(43)

Net cash used by financing activities	(8,153)	(6,727)

Net decrease in cash	(3,267)	(4,377)

Cash and equivalents at beginning of period	3,346	4,786

The effect of foreign currency translation on cash	(50)	(180)

Cash and equivalents at end of period	$29	$229

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
Acquisition of Royal Wolf
On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. Based upon the actual exchange rate of one Australian dollar to $0.8407 U.S. dollar realized in connection with payments made upon completion of the acquisition, the purchase price paid to the sellers for the RWA shares was $64.3 million. The Company paid the purchase price by a combination of cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. As a result of this structure, the Company owns 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S.
Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
Acquisition of Pac-Van
On October 1, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFNNA. The Company, in addition to assuming Pac-Van’s senior and other debt, paid the purchase price to the stockholders of MOAC by a combination of cash, GFN restricted common stock and a 20-month subordinated promissory note.
Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2011. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”).
Certain reclassifications have been made to conform to the current period presentation.
Unless otherwise indicated, references to “FY 2010” and “FY 2011” are to the quarter ended September 30, 2009 and 2010, respectively.

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
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30, 2010	September 30, 2010
Finished goods	$18,840	$23,053
Work in progress	223	422

	$19,063	$23,475

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated
	Useful Life	June 30, 2010	September 30, 2010
Land	—	$1,599	$1,696
Building	40 years	247	262
Transportation and plant equipment (including capital lease assets)	3 – 10 years	11,407	13,114
Furniture, fixtures and office equipment	3 – 10 years	2,865	3,003

		16,118	18,075
Less accumulated depreciation and amortization		(5,936)	(7,114)

		$10,182	$10,961

Lease Fleet
The Company has a fleet of storage containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience.
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

	Quarter Ended September 30,
	2009	2010
Basic	17,826,052	22,013,299
Assumed exercise of warrants	—	—
Assumed exercise of stock options	—	12,053

Diluted	17,826,052	22,025,352

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,290,840 and 5,479,140 for FY 2009 and FY 2010, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
Recently Issued and Adopted Accounting Pronouncements
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
Note 3. Equity Transactions
Warrants Issued in IPO
In connection with its initial public offering (“IPO”), the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per unit. Each unit consisted of one share of common stock and one warrant and each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.20. This option may be exercised on a cashless basis and expires on April 5, 2011.
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
As of September 30, 2010, since issuance, dividends paid or payable totaled $259,000 and $14,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.
Rights Offering
On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. The Company’s rights offering resulted in, after deducting direct offering costs and subscription receivables, net proceeds of $5,908,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In FY 2011, subscription receivables for 10,000 units were cancelled and, as a result, the Company now reports that it sold a total of 4,187,247 shares of common stock and 4,187,247 warrants to acquire an additional 2,095,623 shares of common stock at an exercise price of $4.00 per share. As of September 30, 2010, subscription receivables for 56,666 units totaled $85,000.
The Company used $4,800,000 of the net proceeds from the rights offering in the refinancing at Pac-Van in FY 2011 (see Note 4).
Note 4. Senior and Other Debt
The following is a discussion of the Company’s significant senior and other debt.
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”). The facility is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, not all of which provide additional borrowing availability. As of September 30, 2010, based upon the exchange rate of one Australian dollar to $0.9701 U.S. dollar and one New Zealand dollar to $0.7616 Australian dollar, borrowings and availability under the ANZ credit facility totaled $80,890,000 (AUS$83,383,000) and $3,345,000 (AUS$3,448,000), respectively. Principal payments during the year ended June 30, 2010 were required to be a minimum of AUS$1,250,000 per quarter, with an installment equal to 80% of Free Cash Flow, as defined, paid within 60 days from June 30, 2010. The minimum principal payments increase to AUS$1,500,000 ($1,455,000) per quarter during the year ending June 30, 2011 and vary throughout the scheduled maturity date of September 14, 2012. Approximately $54,376,000 (AUS$56,052,000) and $10,102,000 (AUS$10,413,000) of the borrowings under the ANZ credit facility at September 30, 2010 bear interest at ANZ’s prime rate, plus 3.15% per annum and 4.15% per annum, respectively; with the remaining borrowings bearing interest at varying rates. As of September 30, 2010, the weighted-average interest rate was 9.5%; which includes the effect of interest rate swap contracts and options (caps).
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the entities who are parties to the senior credit facility. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital (see below) must be paid by a capital infusion from GFN, that at least 50% of the amounts owed under the Bison Notes be hedged by Royal Wolf for foreign currency exchange risks and that capital expenditures of property, plant and equipment over $1,940,000 (AUS$2,000,000) in the year ending June 30, 2011 be approved by ANZ.
On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Note”). Pursuant to the securities purchase agreement, the Company issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN. The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014. The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment of the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the intercreditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1,000,000, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2011 and must be paid by a capital infusion from GFN (see above). Collectively, these two notes are referred to as the “Bison Notes.” At September 30, 2010, the principal balance of the Bison Notes was $21,736,000. The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility
Prior to July 16, 2010, Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent, and a $25,000,000 senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). On July 16, 2010, the Company entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association and Union Bank, N.A. (“UB”) (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar”) issued by GFN (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and the Company’s rights offering completed on June 25, 2010 (see Note 3) were used to prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV.
Under the terms of the PNC Credit Facility, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate plus 2.75%, or the Eurodollar rate plus 3.75%. The PNC Credit Facility also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants (which are less restrictive than those under the BOA credit facility), including fixed charge coverage ratios, senior leverage ratios and lease fleet utilization ratios; and also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or upon the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.
The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $700,000 if it prepays the loans in full prior to July 16, 2011 and to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At September 30, 2010, borrowings under the PNC Credit Facility totaled $72,511,000, and the weighted-average interest rate was 4.0%.
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
Laminar Note
The $15,000,000 Laminar Note accrues interest at the floating rate of LIBOR plus 10.0% per annum, provided that LIBOR shall be not less than 3.0%, and is payable monthly in arrears commencing on August 1, 2010. The Laminar Note matures on July 16, 2013, at which time all amounts borrowed must be repaid; but it may be prepaid by GFN in part or in full at any time before the maturity date without penalty and by Pac-Van, upon prior written notice, subject to the terms of the intercreditor agreement among Pac-Van, GFNNA, PNC and Laminar.

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
Other
The Company has a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate) and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of September 30, 2010, there were no borrowings outstanding under the UB credit facility.
Other debt totaled $319,000 at September 30, 2010.
Loan Covenant Compliance
The economic downturn in the U.S., particularly in the construction-related industries, and the global economy in general have adversely affected the Company’s operating results. To offset this adverse effect, the Company undertook cost-reduction and other measures to reduce its indebtedness and continue complying with the financial loan covenants of its senior lenders. The Company during the fourth quarter of the fiscal year ended June 30, 2010 amended its senior credit agreements at Royal Wolf to, among other things, extend required principal payments during the fiscal year ending June 30, 2011 and establish financial covenants at the ANZ credit facility at less restrictive levels. In FY 2011, Pac-Van refinanced the BOA senior credit facility and subordinated note due SPV (see above). This refinancing also resulted in the establishment of less restrictive covenants through a new senior credit facility led by PNC and, at September 30, 2010, the Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes. There is no assurance that the senior lenders would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative		June 30,	September 30,
Contract	Balance Sheet Classification	2010	2010

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,222)	$(1,113)

Forward-Exchange Contracts	Trade and other receivables	247	—

Forward-Exchange Contracts	Trade payables and accrued liabilities	—	(648)

Type of Derivative	Statement of Operations	Quarter Ended September 30,
Contract	Classification	2009	2010

Swap Contracts and Options (Caps)	Unrealized gain included in interest expense	$141	$250

Forward Contracts	Foreign currency exchange gain (loss) and other	209	(865)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2010 and September 30, 2010, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

	June 30, 2010		September 30, 2010
	Notional Amount	Fair Value	Notional Amount	Fair Value
Swap	$14,136	$(669)	$16,007	$(600)
Swap	1,713	(118)	1,940	(110)
Swap	4,320	(277)	4,892	(257)
Swap	3,091	(171)	3,277	(156)
Option (Cap)	10,280	13	11,641	9
Option (Cap)	1,852	1	2,097	1
Option (Cap)	1,325	(1)	1,404	—

Total	$36,717	$(1,222)	$41,258	$(1,113)

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
The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2010 and FY 2011, net unrealized and realized foreign exchange gains totaled $2,250,000 and $128,000, and $3,262,000 and $27,000, respectively.
Note 6. Related Party Transactions
The Company has utilized certain accounting, administrative and secretarial services from affiliates of officers; as well as office space provided by an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company.
Effective January 31, 2008, the Company entered into a lease with an affiliate of Mr. Valenta for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $28,000 and in both FY 2010 and FY 2011, respectively.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $29,000 ($21,000 at the corporate office and $8,000 at the operating subsidiaries) in FY 2010 and $46,000 ($21,000 at the corporate office and $25,000 at the operating subsidiaries) in FY 2011.

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
The 2006 Plan and the 2009 Plan are referred to collectively as the “Stock Incentive Plan.”
There have been no grants or awards of restricted stock, restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based options”) and non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets for FY 2011 and subsequent fiscal years (“performance-based options”).
On July 14, 2010 (“July 2010 Grant”), the Company granted options to three non-employees to purchase 40,000 shares of common stock at an exercise price of equal to the closing market value of the Company’s common stock as of date, or $1.22 per share, with a vesting period of three years.
On September 15, 2010 (“September 2010 Grant”), the Company granted options to three officers of GFN and 12 key employees of Pac-Van and Royal Wolf to purchase 298,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.06 per share. The options under the September 2010 Grant vest over four years, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2011 — 2013.
The fair value of the stock options granted under the Stock Incentive Plan was determined by using the Black-Scholes option-pricing model. The range of the fair value of the stock options granted (other than to non-employees) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.99% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 82.5%
Expected dividends	—

At September 30, 2010, the weighted-average fair value of the stock options granted to non-employees was $1.07, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 2.4% — 2.5%, an expected life of 9.3 — 9.8 years, an expected volatility of 83.0%, and no expected dividend.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s stock option activity and related information as of and for FY 2011 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2010	1,254,910	$6.65

Granted	338,000	1.08
Exercised	—	—
Forfeited or expired	(195,340)	3.48

Outstanding at September 30, 2010	1,397,570	$5.75	8.0

Vested and expected to vest at September 30, 2010	1,379,638	$5.74	8.0

Exercisable at September 30, 2010	462,360	$7.86	6.9

At September 30, 2010, outstanding time-based options and performance-based options totaled 819,550 and 578,020, respectively. Also at that date, the Company’s market price for its common stock was $1.30 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was only $76,000.
Share-based compensation of $2,324,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, from inception through September 30, 2010. At that date, there remains $1,631,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.5 years.
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
Note 8. Commitments and Contingencies
Put and Call Options
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital. The shareholders agreement was amended on September 21, 2009 and provides that, at any time after July 1, 2011, Bison Capital may require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase price for the capital stock (which is payable in cash or, if mutually agreeable to both the Company and Bison Capital, paid in GFN common stock or some combination thereof) is the greater of the following:
(i) the amount equal to Bison Capital’s ownership percentage in GFN U.S. (13.8%) multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s EBITDA for a twelve-month determination period, as defined, plus all administrative expense payments or reimbursements made by Royal Wolf to the Company during such period; minus the net debt of Royal Wolf, as defined; or
(ii) the amount equal to the Bison Capital’s ownership percentage in GFN U.S. multiplied by the result of the GFN trading multiple, as defined, multiplied by Royal Wolf’s EBITDA for the determination period; minus the net debt of Royal Wolf; or
(iii) the greater of (1) $12,850,000 or (2) Bison Capital’s ownership percentage in GFN U.S. (or 13.8%) multiplied by the result of 8.25 multiplied by the sum of Royal Wolf’s TTM EBITDA measured at the end of each fiscal quarter through June 30, 2011, as defined.
Also under the shareholders agreement, the Company had the option, at anytime prior to September 13, 2010, to cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to the Company for a purchase price equal to the product of 2.75 and Bison Capital’s cost in the GFN U.S. capital stock. Subsequent to July 1, 2012, the Company’s call option purchase price is similar to (i) and (ii) of the Bison Capital put option, except the EBITDA multiple is 8.75.

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

	Quarter Ended September 30,
	2009	2010
Cash flows from operating activities
Net income	$648	$1,195
Adjustments to reconcile net loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	—	(8)
Gain on sales of lease fleet	(1,745)	(1,442)
Unrealized foreign exchange gain	(2,250)	(3,262)
Unrealized loss (gain) on forward exchange contracts	(209)	865
Unrealized gain on interest rate swaps and options	(141)	(250)
Depreciation and amortization	5,257	4,672
Amortization of deferred financing costs	81	349
Accretion of interest	60	60
Share-based compensation expense	246	173
Deferred income taxes	333	665
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	6,636	4,562
Inventories	3,419	(2,203)
Prepaid expenses and other	(1,579)	325

Trade payables, accrued liabilities and other deferred credits	(5,166)	(2,034)
Income taxes	130	35

Net cash provided by operating activities	$5,720	$3,702

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended September 30,
	2009	2010
Revenues from external customers
North America:
Sales	$4,474	$5,578
Leasing	9,953	9,457

	14,427	15,035

Asia-Pacific:
Sales	12,139	17,811
Leasing	8,653	10,619

	20,792	28,430

Total	$35,219	$43,465

Operating income
North America	$1,771	$1,024
Asia-Pacific	304	2,646

Total	$2,075	$3,670

Interest income
North America	$—	$—
Asia-Pacific	59	105

Total	$59	$105

Interest expense
North America	$1,330	$1,570
Asia-Pacific	2,377	2,711

Total	$3,707	$4,281

Share-based compensation
North America	$138	$140
Asia-Pacific	108	33

Total	$246	$173

Depreciation and amortization
North America	$1,448	$1,438
Asia-Pacific	3,809	3,234

Total	$5,257	$4,672

Additions to long-lived assets
North America	$1,959	$855
Asia-Pacific	4,920	5,885

Total	$6,879	$6,740

	June 30,	September 30,
	2010	2010
Long-lived assets
North America	$108,064	$106,999
Asia-Pacific	90,528	102,865

Total	$198,592	$209,864

Intersegment net revenues totaled $429,000 during FY 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”); as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2010 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our filings that we have made with the SEC.
References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its direct and indirect subsidiaries, including, GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”), GFN North America Corp., a Delaware corporation (“GFNNA”), and its subsidiary Pac-Van, Inc., an Indiana corporation (which, combined with GFNMS, is referred to herein as “Pac-Van”), GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S”), its subsidiary GFN Australasia Holdings Pty Limited, an Australian corporation (“GFN Holdings”), its subsidiary GFN Australasia Finance Pty Limited, an Australian corporation (“GFN Finance”), and its subsidiary RWA Holdings Pty Limited, an Australian corporation (“RWA”), and its subsidiaries. GFN Holdings and its subsidiaries are collectively referred to herein as “Royal Wolf.”
Background and Overview
We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006.
On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf by purchasing the outstanding shares of RWA. The purchase price paid to the former shareholders of RWA was $64.3 million, which consisted of cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we own 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owns 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid $46.5 million to the stockholders of MOAC by a combination of cash, GFN restricted common stock and a 20-month subordinated promissory note. Pac-Van leases and sells modular buildings, mobile offices and storage containers in the United States.
The economic downturn in the United States, particularly in the construction -related industries, and the global economy in general has had an adverse impact on the Company’s operating results. We responded by reducing indebtedness, personnel costs, capital expenditures, discretionary spending and curtailing acquisition activity. We continuously monitor our performance and customer demand levels by identifying and applying best practices to make our business more efficient. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without affecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through eighteen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of September 30, 2010, we had 229 and 187 employees and 27,437 and 10,782 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries, modular space and mobile storage, which we collectively refer to as the “portable services industry.” Our revenue mix was approximately 54% sales and 46% leasing during the quarter ended September 30, 2010.

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
Quarter Ended September 30, 2010 (“QE FY 2011”) Compared to Quarter September 30, 2009 (“QE FY 2010”)
The following compares our QE FY 2011 results of operations with our QE FY 2010 results of operations.
Revenues. Revenues increased approximately 24% to $43.5 million in QE FY 2011 from $35.2 in QE FY 2010. This included an increase of $0.6 million, or 4%, in revenues at Pac-Van and a $7.7 million increase, or 37%, in revenues at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 30%. Since the second half of our fiscal year ended June 30, 2009 (“FY 2009”), the economic downturn in both our geographic segments resulted in a significant reduction in our overall business, particularly in the construction-related sector in the United States and in the mining and defense and transportation sectors in the Asia-Pacific area. In QE FY 2011, when compared to QE FY 2010, revenues in these sectors decreased by $1.1 million in the United States, while the Asia-Pacific area improved by $2.7 million. Sales and leasing revenues represented 54% and 46% of total revenues in QE FY 2011 and 47% and 53% of total revenues in QE FY 2010, respectively.
Sales during QE FY 2011 amounted to $23.4 million, compared to $16.6 million during QE FY 2010; representing an increase of $6.8 million, or 41%. This included an increase of $1.1 million, or 24%, in sales at Pac-Van and a $5.7 million increase, or 47%, in sales at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 42%. In QE FY 2011, sales in the Asia-Pacific area increased $2.2 million in our national accounts group (or non-retail operations), primarily because of the enhanced activity in the mining and defense and transportation sectors; and increased $3.5 million in our CSC retail operations from QE FY 2010. In the United States, the higher sales revenues in QE FY 2011 over QE FY 2010 was due to modular building sales (primarily to projects for educational and health care facilities) and the related services for delivery and installation increasing by $2.2 million; offset somewhat by reduced sales in containers and mobile offices.
The $2.2 million revenue increase at Royal Wolf in the national accounts group resulted from a $1.1 million increase unit sales, a $0.9 million increase due to higher prices and a favorable foreign exchange rate effect of $0.2 million. This increase included the sales of 44 mining container units (versus six units in QE FY 2010) that remained in inventory as a result of a cancelled leasing order in FY 2009. There are 81 of these units available for sale at September 30, 2010, at a cost of approximately $19,000 each, which we anticipate selling in the range of $20,000 to 22,000 per unit.

The $3.5 million revenue increase at Royal Wolf in the retail operations resulted from a $1.0 million increase in unit sales, a $1.3 million increase due to higher prices and a favorable foreign exchange rate effect of $1.2 million. The higher sales revenues were primarily due to increased demand in our CSCs in Western Australia and the Northern Territory because of increased activities in the oil exploration and defense sectors in those regions.
Leasing revenues during QE FY 2011 totaled $20.1 million, as compared to $18.6 million during QE FY 2010, representing an increase of $1.5 million, or 8%. Leasing revenues decreased at Pac-Van by $0.5 million, or 5%, and increased by $2.0 million, or 23%, at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 13%. The favorable foreign exchange rate effect at Royal Wolf in QE FY 2011 totaled $0.8 million ($0.7 million and $0.1 million in our retail business and national accounts group, respectively) from QE FY 2010.
At Royal Wolf, average utilization in the retail operations was 86% during QE FY 2011, as compared to 76% during QE FY 2010; and average utilization in the national accounts group operations was 72% during QE FY 2011, as compared to 64% during QE FY 2010. Overall average utilization at Royal Wolf was 82% in QE FY 2011 and 71% in QE FY 2010. The average monthly lease rate of containers in both QE FY 2011 and QE FY 2010 for Royal Wolf was AUS$152. We believe the primary reason we were able to both increase our overall average utilization and maintain our composite monthly lease rate between the periods at Royal Wolf was because of our position as the only national company in the mobile storage industry in Australia and New Zealand. However, we continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 81%, 66% and 73% and monthly lease rates were $97, $222 and $857 for containers, mobile offices and modular units, respectively, during QE FY 2011; as compared to 74%, 63% and 75% and $97, $243 and $965 for containers, mobile offices and modular units in QE FY 2010, respectively. The lower monthly lease rates resulted from lower demand and increased competition, particularly in the construction-related industry in which Pac-Van has currently over 30% of its business and historically has had over 40%. Pac-Van is required to maintain a minimum composite utilization rate, as defined, of over 60% at each quarter end. At September 30, 2010, the composite utilization rate was 72%.
The average value of the Australian dollar against the U.S. dollar strengthened during QE FY 2011 as compared to QE FY 2010. The average currency exchange rate of one Australian dollar during QE FY 2011 was $0.90286 U.S. dollar compared to $0.83244 U.S. dollar during QE FY 2011. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $2.2 million in QE FY 2011 when compared to QE FY 2010.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by a net $5.1 million to $17.6 million during QE FY 2011 from $12.5 million during QE FY 2010, which was proportionate with the increase in sales of $6.8 million. Our gross profit percentage from sales revenues during both periods was 25%.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased, by $2.1 million, to $17.5 million during QE FY 2011 from $15.4 million during QE FY 2010. However, as a percentage of revenues, these operating expenses decreased to 40% in QE FY 2011 from 44% in QE FY 2010, reflecting our cost-cutting measures implemented during the second half of FY 2009. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, with respect to our operating segments, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of QE FY 2011 sales to leasing revenue at 63% is higher than the 37% at Pac-Van, (2) Pac-Van has an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million to $4.7 million during QE FY 2011 from $5.3 million during QE FY 2010. The decrease was primarily due to an adjustment of $0.5 million in QE FY 2010 related to the amortization period of certain intangible assets that were recorded in connection with our acquisition of Royal Wolf in September 2007.

Interest Expense. Interest expense of $4.3 million in QE FY 2011 was $0.6 million higher than the $3.7 million in QE FY 2010. This was comprised of an increase of $0.3 million at both Royal Wolf and in the United States. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 11.2% in QE FY 2011, as compared to 10.0% in QE FY 2010; and the weighted-average rate in the United States was 6.0% in QE FY 2011, as compared to 5.2% in QE FY 2010.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during QE FY 2011 as compared to QE FY 2010 and from June 30, 2010 to September 30, 2010. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $0.9701 U.S. dollar at September 30, 2010. In QE FY 2011, net unrealized and realized foreign exchange gains totaled $3.3 million and $27,000, respectively, and net unrealized losses on forward currency exchange contracts totaled $0.9 million. In QE FY 2010, net unrealized and realized foreign exchange gains totaled $2.3 million and $0.1 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.2 million in QE FY 2010.
Income Taxes. Our effective income tax rate was 37.8% and 36.5% during QE FY 2011 and QE FY 2010, respectively. The effective rate in both periods is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes, offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes. At June 30, 2010, we had a U.S. federal net operating loss carryforward of approximately $46.7 million, which expires if unused during our fiscal years ending June 30, 2020 — 2030.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $0.6 million in both QE FY 2011 and QE FY 2010. As discussed in Note 8 of Notes to Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011.
Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $0.6 million in QE FY 2011, as compared to $34,000 in QE FY 2010, primarily as a result of increased profitability in the Asia-Pacific area, offset somewhat by higher interest expense.
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

	Quarter Ended September 30,
	2009	2010
Net income	$648	$1,195
Add (deduct) —
Provision for income taxes	372	726
Foreign currency exchange gain and other	(2,593)	(2,427)
Interest expense	3,707	4,281
Interest income	(59)	(105)
Depreciation and amortization	5,257	4,672
Share-based compensation expense	246	173

Adjusted EBITDA	$7,578	$8,515

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
Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), unit utilization rate and overall leverage. In addition, we have certain obligations and subordinated notes payable to Bison Capital (with our purchase of Royal Wolf) and a subordinated note payable by GFN to Laminar Direct Capital, L.L.C. (“Laminar”), that was issued in connection with the refinancing at Pac-Van in QE FY 2011 (see below). We also have a $1.0 million credit facility with Union Bank at GFN under which no borrowings were outstanding as of September 30, 2010.
The economic downturn in the U.S., particularly in the construction-related industries, and the global economy in general have adversely affected our operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and continue complying with the financial loan covenants of our senior lenders. During the fourth quarter of the fiscal year ended June 30, 2010, we amended our senior credit agreements at Royal Wolf to, among other things, extend required principal payments during the fiscal year ending June 30, 2011 and establish financial covenants at the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility at more favorable levels. In addition, on June 25, 2010 we completed a rights offering for the issuance and sale of units at $1.50 each (with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share). We utilized $4,800,000 of the approximately $5,900,000 net proceeds form the rights offering in the refinancing at Pac-Van in QE FY 2011 (see below).
Prior to July 16, 2010, Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent, and a $25,000,000 senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). On July 16, 2010, we entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association and Union Bank (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar issued by GFN (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and our rights offering (see above) were used to prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV. This refinancing also resulted in the establishment of less restrictive covenants through the PNC Credit Facility. The PNC Credit Facility matures on January 16, 2013 and the Laminar Note matures on July 16, 2013.

Reference is made to Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements for more information regarding our rights offering and indebtedness.
These actions should allow us to be able to satisfy its long-term debt and other liquidity requirements and to comply with our financial loan covenants for the foreseeable future. However, if operating results worsen we may eventually be unable to comply with the covenants governing our indebtedness; which may require waivers of covenant compliance, amendments to such agreements or alternative borrowing arrangements. There is no assurance that the senior lenders would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities. Nor is there any assurance that senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
As of September 30, 2010, our required principal and other obligations payments (including Bison Capital’s put option) for the twelve months ending September 30, 2011 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,
	2011	2012	2013	2014
ANZ (a)	$24,219	$55,012	$636	$619
Bison Capital subordinated notes	5,500	—	16,236	—
Bison Capital put option	12,850	—	—	—
PNC Credit Facility (b)	—	—	72,511	—
Laminar Note (c)	—	—	15,000	—
Other	82	80	72	73

	$42,651	$55,092	$104,455	$692

(a)	Reflects the overdraft facilities totaling $4,183 as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ credit facility in September 2012.

(b)	Scheduled to mature in January 2013.

(c)	Scheduled to mature in July 2013.
As reflected above, unless conditions significantly change, a company-wide capital restructuring will be required some time before or during our fiscal year ending June 30, 2013, as most of the outstanding indebtedness matures during this period. In the foreseeable future, however, we have three principal objectives with respect to our liquidity:
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
Cash Flow for QE FY 2011 Compared to QE FY 2010
Our leasing business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have very long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations and to add to the breadth of our product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facility with ANZ and the PNC Credit Facility. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank and have outstanding senior subordinated notes with Bison Capital and SPV. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,
	2009	2010
Net cash provided by operating activities	$5,720	$3,702

Net cash used by investing activities	$(834)	$(1,352)

Net cash used by financing activities	$(8,153)	$(6,727)

Operating activities. Our operations provided net cash flow of $3.7 million during QE FY 2011, a decrease of $2.0 million from the $5.7 million provided during QE FY 2010. This was primarily because cash flow from the management of operating assets and liabilities was $2.8 million less in QE FY 2011 from QE FY 2010 due to increased inventory levels in the Asia-Pacific area, offset somewhat by increased net income to $1.2 million in QE FY 2011from $0.6 million in QE FY 2010. In both QE FY 2011 and QE FY 2010, operating cash flow was enhanced by over $5.0 million for non-cash adjustments of depreciation and amortization on fixed and intangible assets; and was offset somewhat for reductions of unrealized foreign exchange gains totaling $3.3 million and $2.3 million, respectively. Historically, our cash provided by operating activities is also enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards.
Investing Activities. Net cash used by investing activities was $1.4 million during QE FY 2011, as compared to $0.8 million used during QE FY 2010. Purchases of property, plant and equipment, or rolling stock, were approximately $0.7 million in QE FY 2011 and $0.3 million in QE FY 2010; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were under $1.0 million during both periods. In the current economic environment, we have been minimizing our capital expenditures, particularly in the United States, to reduce our overall leverage and anticipate our near term investing activities will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion. Other than a preferred supply agreement, which requires us to purchase up to 5,000 containers if offered to us, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S. (see Note 8 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.
Financing Activities. Net cash used by financing activities was $6.7 million during QE FY 2011, as compared to $8.2 million provided during QE FY 2010. In QE FY 2011, we reduced our outstanding borrowings by $5.4 million, as compared to $7.9 million in QE FY 2010, and incurred deferred financing costs of $1.3 million during the refinancing at Pac-Van in July 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements). Since the second half of our fiscal year ended June 30, 2009, we have made debt reduction a principal objective.
Asset Management
Receivables and inventories (including foreign translation effect) were $24.3 million and $23.5 million at September 30, 2010 and $25.7 million and $19.1 million at June 30, 2010, respectively. Inventory levels have increased at September 30, 2010 from June 30, 2010, due primarily to the improving economy in the Asia-Pacific area; but effective asset management remains a significant focus, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At September 30, 2010, days sales outstanding (“DSO”) in trade receivables were 46 days and 48 days for Royal Wolf and Pac-Van, as compared to 43 days and 53 days at June 30, 2010, respectively.
The net book value of our total lease fleet increased (including foreign translation effect) from $188.4 million at June 30, 2010 to $198.9 million at September 30, 2010. At September 30, 2010, we had 38,219 units (15,854 units in retail operations in Australia, 6,769 units in national account group operations in Australia, 4,814 units in New Zealand, which are considered retail; and 10,782 units in the United States) in our lease fleet, as compared 37,862 units (15,945 units in retail operations in Australia, 6,444 units in national account group operations in Australia, 4,538 units in New Zealand, which are considered retail; and 10,935 units in the United States) at June 30, 2010. At those dates, 30,533 units (13,566 units in retail operations in Australia, 4,822 units in national account group operations in Australia, 4,361 units in New Zealand, which are considered retail; and 7,784 units in the United States) and 29,735 units (12,997 units in retail operations in Australia, 4,875 units in national account group operations in Australia, 3,954 units in New Zealand, which are considered retail; and 7,909 units in the United States) were on lease, respectively.

In the United States, the lease fleet was comprised of 3,659 containers, 6,136 mobile offices and 987 modular units at September 30, 2010; and 3,800 containers, 6,144 mobile offices and 991 modular units at June 30, 2010. At those dates, in the United States, units on lease were comprised of 2,997 containers, 4,079 mobile offices and 708 modular units; and 3,205 containers, 3,973 mobile offices and 731 modular units, respectively.
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
We have a fleet of storage containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.

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
At June 30, 2010, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step-two impairment test would have been performed. In a step-two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting unit to the respective assets and liabilities (as if the reporting unit had been acquired in separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value of the reporting unit over the amounts assigned to their respective assets and liabilities being the implied fair value of goodwill. It was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of the net assets at June 30, 2010. However, the fair value of the Pac-Van reporting unit was less than the carrying values the net assets at June 30, 2010 and, therefore, we performed a step-two impairment test for Pac-Van. In the step-two test for Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $7,633,000 at June 30, 2010. The Company had not recorded an impairment charge to goodwill prior to June 30, 2010.
We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At September 30, 2010, there were no significant changes in events or circumstances that were not existing or considered since the last annual test at Royal Wolf or Pac-Van. However, if Pac-Van’s operating results worsen for the remainder of the current fiscal year, a potential step-one impairment would most likely exist again at year-end. The range of the potential impairment would vary depending on the range of valuation assumptions used and could be significant.
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

We determined that, as a result of changes in market conditions and other factors in the U.S., an impairment charge to the customer base acquired in the Pac-Van acquisition was required to be recorded at both June 30, 2009 and June 30, 2010; and, as of June 30, 2010, to the trade name. To be more in line with the expected revenue stream of the customer base, we recorded the June 30, 2009 impairment charge of $689,000 by revising the method of amortization from a straight-line to an accelerated basis. The June 30, 2010 impairment charge to the customer base and trade name of $329,000 and $190,000, respectively, was recorded pursuant to an evaluation, which determined that the respective fair values were less than the carrying values. These impairment charges were included as a part of depreciation and amortization.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the sensitivity of income to changes in interest rates, foreign exchanges and other market-driven rates or prices. Exposure to interest rates and currency risks arises in the normal course of our business and we may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates. We believe we have no material market risks to our operations, financial position or liquidity as a result of derivative activities, including forward-exchange contracts.
Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for a discussion of financial instruments.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC on September 24, 2010 (“Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report and other subsequent filings with the SEC.
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

Date: November 12, 2010	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes

Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Amendment and Release Agreement dated June 30, 2010 among GFN Australasia Finance Pty Ltd and Bison Capital Australia L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 2, 2010)

10.2
Revolving Credit and Security Agreement dated July 16, 2010 among PNC, Wells Fargo, Union Bank, GFNA, Pac-Van and the Pac-Van Asset Trust (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 22, 2010)

10.3	Guaranty and Suretyship Agreement dated July 16, 2010 among GFNA (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed July 22, 2010)

10.4	Limited Guaranty dated July 16, 2010 by Ronald F. Valenta and Lydia D. Valenta (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed July 22, 2010)

10.5	Pledge Agreement dated July 16, 2010 by GFNA (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed July 22, 2010)

10.6
Patent, Trademark and Copyright Security Agreement dated July 16, 2010 by Pac-Van, GFNA for the benefit of PNC Bank, National Association (“PNC”), as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed July 22, 2010)

10.7
Pledge and Security Agreement dated July 16, 2010 by Ronald F. Valenta and Lydia D. Valenta for the benefit of PNC, as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed July 22, 2010)

10.8
Investment Agreement dated July 16, 2010 among GFN, Laminar Direct Capital, L.L.C., as administrative agent and the other lenders from time to time party hereto (“Laminar”) (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K filed July 22, 2010)

10.9	Continuing Unconditional Guaranty dated July 16, 2010 by GFNA and Pac-Van for the benefit of Laminar (incorporated by reference to Exhibit 10.8 of Registrant’s Form 8-K filed July 22, 2010)

10.10	Subordination and Intercreditor Agreement dated July 16, 2010 among Pac-Van, GFNA, PNC and Laminar (incorporated by reference to Exhibit 10.9 of Registrant’s Form 8-K filed July 22, 2010)

10.11
Master Restructure and Debt Exchange Agreement dated July 16, 2010 among GFNA, Pac-Van, Laminar and SPV Capital Funding, L.L.C., a Delaware limited liability company (“SPV”) (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed July 22, 2010)

10.12	Subordination Agreement dated July 16, 2010 among Laminar, Pac-Van, GFNA and PNC (incorporated by reference to Registrant’s Form 8-K filed July 22, 2010)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350