Form 10-Q
period 2010-12-31
General Finance CORP
filed 2011-02-11
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2010
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
Yes ☐           No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,013,299 shares outstanding as of January 31, 2011.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2010	December 31, 2010
		(Unaudited)
Assets
Cash and cash equivalents	$4,786	$—
Trade and other receivables, net of allowance for doubtful accounts of $2,328 and $2,143 at June 30, 2010 and December 31, 2010, respectively	25,667	26,298
Income taxes receivable	1,071	—
Subscription receivables	1,211	—
Inventories	19,063	25,503
Prepaid expenses and other	2,206	3,333
Lease receivables	1,782	1,914
Property, plant and equipment, net	10,182	10,795
Lease fleet, net	188,410	209,147
Goodwill	67,919	73,391

Intangible assets, net	24,583	26,046

Total assets	$346,880	$376,427

Liabilities
Trade payables and accrued liabilities	$25,246	$28,830
Unearned revenue and advance payments	9,468	8,776
Senior and other debt	186,183	198,545
Deferred tax liabilities	13,409	14,832

Total liabilities	234,306	250,983

Commitments and contingencies (Note 8)	—	—

Redeemable noncontrolling interest (Note 8)	10,840	12,798

Stockholders’ equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value ($1,438) at June 30, 2010 and December 31, 2010	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,023,299 and 22,013,299 shares outstanding at June 30, 2010 and December 31, 2010, respectively	2	2

Additional paid-in capital	111,783	112,050
Subscription receivables	(100)	(85)

Accumulated other comprehensive income (loss)	(1,571)	7,668
Accumulated deficit	(9,775)	(8,384)

Total stockholders’ equity	101,734	112,646

Total liabilities and stockholders’ equity	$346,880	$376,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010

Revenues
Sales	$19,288	$22,161	$35,901	$45,550
Leasing	19,858	22,736	38,464	42,812

	39,146	44,897	74,365	88,362

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	15,029	16,646	27,554	34,256
Direct costs of leasing operations	6,810	8,469	12,992	15,967
Selling and general expenses	9,572	10,577	18,752	20,592
Depreciation and amortization	5,094	4,860	10,351	9,532

Operating income	2,641	4,345	4,716	8,015

Interest income	63	125	122	230
Interest expense	(4,132)	(4,351)	(7,839)	(8,632)
Foreign currency exchange gain and other	545	2,038	3,138	4,465

	(3,524)	(2,188)	(4,579)	(3,937)

Income (loss) before provision for income taxes and noncontrolling interest	(883)	2,157	137	4,078

Provision (benefit) for income taxes	(322)	815	50	1,541

Net income (loss)	(561)	1,342	87	2,537

Noncontrolling interest	(573)	(573)	(1,146)	(1,146)
Preferred stock dividends	(42)	(44)	(83)	(87)

Net income (loss) attributable to common stockholders	$(1,176)	$725	$(1,142)	$1,304

Net income (loss) per common share:
Basic	$(0.07)	$0.03	$(0.06)	$0.06
Diluted	(0.07)	0.03	(0.06)	0.06

Weighted average shares outstanding:
Basic	17,826,052	22,013,299	17,826,052	22,013,299
Diluted	17,826,052	22,190,999	17,826,052	22,054,977

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share and share data)
(Unaudited)

	Cumulative Preferred				Additional		Other		Total
	Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivables	Income (Loss)	Deficit	Equity

Balance at June 30, 2010	26,000	$1,395	22,023,299	$2	$111,783	$(100)	$(1,571)	$(9,775)	$101,734

Cancellation of subscription receivables	—	—	(10,000)	—	(15)	15	—	—	—

Share-based compensation	—	—	—	—	369	—	—	—	369

Preferred stock dividends	—	—	—	—	(87)	—	—	—	(87)

Net income	—	—	—	—	—	—	—	2,537	2,537

Noncontrolling interest	—	—	—	—	—	—	—	(1,146)	(1,146)

Cumulative translation adjustments	—	—	—	—	—	—	9,239	—	9,239

Total comprehensive income									10,630

Balance at December 31, 2010	26,000	$1,395	22,013,299	$2	$112,050	$(85)	$7,668	$(8,384)	$112,646

Other comprehensive income:
Cumulative translation adjustments totaled $1,199, $5,259 and $2,776, which resulted in Total Comprehensive Income of $65, $4,200 and $3,545 for the quarter and six months ended December 31, 2009 and the quarter ended December 31, 2010, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended December 31,
	2009	2010

Net cash provided by operating activities (Note 9)	$12,554	$7,767

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(762)
Proceeds from sales of property, plant and equipment	31	71
Purchases of property, plant and equipment	(896)	(1,057)
Proceeds from sales of lease fleet	11,975	11,004
Purchases of lease fleet	(11,054)	(18,078)

Net cash provided (used) by investing activities	56	(8,822)

Cash flows from financing activities:
Proceeds from (repayments on) capital leasing activities	(17)	1,197
Repayments on senior and other debt borrowings, net	(15,161)	(2,774)
Deferred financing costs	—	(1,285)
Proceeds from issuances of preferred stock	50	—
Preferred stock dividends	(83)	(87)

Net cash used by financing activities	(15,211)	(2,949)

Net decrease in cash	(2,601)	(4,004)

Cash and equivalents at beginning of period	3,346	4,786

The effect of foreign currency translation on cash	(745)	(782)

Cash and equivalents at end of period	$—	$—

Non-cash investing and financing activities:
On October 1, 2010, the Company issued redeemable preferred stock of $100 as part of the consideration for a business acquisition (see Note 1).
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
Acquisition in the Current Fiscal Year
On October 1, 2010, the Company, through Pac-Van, purchased the business of Advanced Mobile Storage (“AMS”) for $862,000; which included the issuance of 100 shares of redeemable preferred stock (see Note 3). The total purchase price has been allocated to tangible (lease fleet) and intangible (customer base and non-compete agreement) assets acquired, based on their estimated fair market values, and totaled $788,000 and $160,000, respectively; less trade payables and accrued liabilities assumed of $86,000.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unless otherwise indicated, references to “FY 2010” and “FY 2011” are to the six months ended December 31, 2009 and 2010, respectively.
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
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30, 2010	December 31, 2010
Finished goods	$18,840	$25,219
Work in progress	223	284

	$19,063	$25,503

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated
	Useful Life	June 30, 2010	December 31, 2010
Land	—	$1,599	$1,765
Building	40 years	247	273
Transportation and plant equipment (including capital lease assets)	3 – 10 years	11,407	13,702
Furniture, fixtures and office equipment	3 – 10 years	2,865	3,095

		16,118	18,835
Less accumulated depreciation and amortization		(5,936)	(8,040)

		$10,182	$10,795

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Basic	17,826,052	22,013,299	17,826,052	22,013,299
Assumed exercise of warrants	—	—	—	—
Assumed exercise of stock options	—	177,700	—	41,678

Diluted	17,826,052	22,190,999	17,826,052	22,054,977

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,254,290 for the quarter and six months ended December 31, 2009 and 5,331,493 and 5,467,515 for the quarter and six months ended December 31, 2010, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
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
In October 2009, the FASB issued an accounting standards update to ASC Topic 605, Revenue Recognition, that impacts the determination of when the individual products or services (deliverables) included in a multiple-element arrangement may be treated as separate units of accounting. These new standards are effective for arrangements entered into subsequent to June 30, 2011 and the Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.
In July 2010, the FASB issued an accounting standards update to ASC Topic 310, Receivables, that requires disclosures about the credit quality of financing receivables (excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value) and the allowance for credit losses. The disclosure requirements are effective for the periods ending on or after December 15, 2010 and its adoption did not have any impact on the Company’s consolidated financial position or results of operations as it does not have receivables that met the definition of financing receivables at December 31, 2010.
In December 2010, the FASB issued an accounting standards update to ASC Topic 805, Business Combinations, that requires public companies that enter into business combinations that are material on an individual or aggregate basis, and present comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These new standards are effective for business combinations entered into subsequent to June 30, 2011 and the Company does not expect the adoption to have any impact on its consolidated financial position or results of operations.
In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users, published a proposal that would change the accounting and financial reporting for both lessee and lessor under ASC Topic 840, Leases. The proposal would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would apply one of two methods to lease accounting for lessors, depending on whether the lessor retains exposure to significant risks or benefits of the underlying assets. Comments on the proposal were due by December 15, 2010 and public roundtable meetings were held in December 2010 and January 2011. The FASB expects to issue the final standards during the second calendar quarter of 2011, with the effective date to be determined. The Company believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect in the presentation of its consolidated financial position and results of operations.

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
In connection with the acquisition of AMS (see Note 1), the Company issued 100 shares of Series B Preferred Stock with a liquidation value of $100,000 that is redeemable in three annual installments from the date of acquisition. As a result, this issuance is classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”
As of December 31, 2010, since issuance, dividends paid or payable totaled $299,000 and $18,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.
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
In FY 2011, subscription receivables for 10,000 units were cancelled and, as a result, the Company now reports that it sold a total of 4,187,247 shares of common stock and 4,187,247 warrants to acquire an additional 2,095,623 shares of common stock at an exercise price of $4.00 per share. As of December 31, 2010, subscription receivables for 56,666 units totaled $85,000.
The Company used $4,800,000 of the net proceeds from the rights offering in the refinancing at Pac-Van in FY 2011 (see Note 4).
Note 4. Senior and Other Debt
The following is a discussion of the Company’s significant senior and other debt.
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”), the substantial portion of which matures on September 14, 2012. The facility is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, not all of which provide additional borrowing availability. As of December 31, 2010, based upon the exchange rate of one Australian dollar to $1.0163 U.S. dollar and one New Zealand dollar to $0.7569 Australian dollar, borrowings and availability under the ANZ credit facility totaled $91,471,000 (AUS$90,004,000) and $2,466,000 (AUS$2,426,000), respectively. Principal payments are required to be a minimum of AUS$1,625,000 ($1,651,000) per quarter, with an installment equal to 80% of Free Cash Flow, as defined, paid within 60 days from the end of each fiscal year. Approximately $62,556,000 (AUS$61,552,000) and $9,058,000 (AUS$8,913,000) of the borrowings under the ANZ credit facility at December 31, 2010 bear interest at ANZ’s prime rate, plus 3.15% per annum and 4.15% per annum, respectively; with the remaining borrowings bearing interest at varying rates. As of December 31, 2010, the weighted-average interest rate was 8.4%; which includes the effect of interest rate swap contracts and options (caps).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the entities who are parties to the senior credit facility. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital (see below) must be paid by a capital infusion from GFN and that capital expenditures of property, plant and equipment over $2,033,000 (AUS$2,000,000) in the year ending June 30, 2011 be approved by ANZ.
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
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2011 and must be paid by a capital infusion from GFN (see above). Collectively, these two notes are referred to as the “Bison Notes.” At December 31, 2010, the principal balance of the Bison Notes was $21,796,000. The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $700,000 if it prepays the loans in full prior to July 16, 2011 and to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At December 31, 2010, borrowings and availability under the PNC Credit Facility totaled $68,571,000 and $8,881,000, respectively, and the weighted-average interest rate was 4.1%.
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
Other
The Company has a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate) and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of March 31, 2011. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of December 31, 2010, there were no borrowings outstanding under the UB credit facility.
Other debt (including redeemable preferred stock — see Note 3) totaled $1,707,000 at December 31, 2010.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Loan Covenant Compliance
The economic downturn in the U.S., particularly in the construction-related industries, and, until recently, the global economy in general, have adversely affected the Company’s operating results. To offset this adverse effect, the Company undertook cost-reduction and other measures to reduce its indebtedness and continue complying with the financial loan covenants of its senior lenders. In FY 2011, Pac-Van refinanced the BOA senior credit facility and subordinated note due SPV (see above). This refinancing resulted in the establishment of less restrictive covenants through a new senior credit facility led by PNC. At December 31, 2010, the Company was in compliance with the financial covenants under its senior credit facilities and senior subordinated notes. In the event of noncompliance, there is no assurance that the senior lenders would consent to an amendment or waiver; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
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
Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative — Fair Value (Level 2)
Type of Derivative	Balance Sheet	June 30,	December 31,
Contract	Classification	2010	2010

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,222)	$(932)

Forward-Exchange Contracts	Trade and other receivables	247	—

Forward-Exchange Contracts	Trade payables and accrued liabilities	—	(134)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Quarter Ended		Six Months Ended
Type of Derivative	Statement of Operations	December 31,		December 31,
Contract	Classification	2009	2010	2009	2010

Swap Contracts and Options (Caps)	Unrealized gain included in interest expense	$40	$228	$181	$478

Forward-Exchange Contracts	Foreign currency exchange gain (loss) and other	552	529	761	(336)

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
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2010 and December 31, 2010, there were four open interest rate swap contracts and three open interest rate option (cap) contracts, as follows (dollars in thousands):

	June 30, 2010		December 31, 2010
	Swap	Option (Cap)	Swap	Option (Cap)
Notional amounts	$23,260	$13,457	$27,339	$16,324
Fixed/Strike Rates	7.19% – 8.22%	7.19% – 8.22%	7.19% – 8.22%	7.19% – 8.22%
Floating Rates	6.33% – 8.12%	6.33% – 8.12%	6.38% – 8.24%	6.38% – 8.24%
Fair Value of Combined Contracts	$(1,235)	$13	$(937)	$5

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2010, there were 15 open forward exchange contracts and three open currency option contracts; and, as of December 31, 2010, there were six open forward exchange contracts, as follows (dollars in thousands):

	June 30, 2010		December 31, 2010
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$7,018	$9,164	$2,073	$—
Exchange/Strike Rates (AUD to USD)	0.7005 – 0.8960	0.7000 – 0.8310	0.8762 – 0.9586	—
Fair Value of Combined Contracts	$149	$98	$(134)	$—

The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2010 and FY 2011, net unrealized and realized foreign exchange gains totaled $1,963,000 and $408,000, and $4,514,000 and $288,000, respectively.
Note 6. Related Party Transactions
Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $55,000 and in both FY 2010 and FY 2011, respectively.
Effective October 1, 2008, the Company entered into a services agreement through June 30, 2009 (the “Termination Date”) with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the Termination Date. Total charges to the Company for services rendered under this agreement totaled $57,000 ($42,000 at the corporate office and $15,000 at the operating subsidiaries) in FY 2010 and $111,000 ($42,000 at the corporate office and $69,000 at the operating subsidiaries) in FY 2011.
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
On July 14, 2010 (“July 2010 Grant”), the Company granted options to three non-employee consultants to purchase 40,000 shares of common stock at an exercise price of equal to the closing market value of the Company’s common stock as of date, or $1.22 per share, with a vesting period of three years.
On September 15, 2010 (“September 2010 Grant”), the Company granted options to three officers of GFN and 12 key employees of Pac-Van and Royal Wolf to purchase 298,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.06 per share. The options under the September 2010 Grant vest over four years, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2011 – 2013.
On December 9, 2010 (“December 2010 Grant”), the Company granted options to two members of its Board of Directors to purchase 18,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $2.04 per share, with a vesting period of three years.
The fair value of the stock options granted under the Stock Incentive Plan was determined by using the Black-Scholes option-pricing model. The range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 – $3.94

Assumptions used:
Risk-free interest rate	1.99% – 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% – 82.5%
Expected dividends	—

At December 31, 2010, the weighted-average fair value of the stock options granted to non-employee consultants was $1.69, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 3.06% – 3.18% an expected life of 9.1 – 9.5 years, an expected volatility of 80.0%, and no expected dividend. A summary of the Company’s stock option activity and related information as of and for FY 2011 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2010	1,254,910	$6.65

Granted	356,000	1.13
Exercised	—	—
Forfeited or expired	(195,340)	3.48

Outstanding at December 31, 2010	1,415,570	$5.70	7.8

Vested and expected to vest at December 31, 2010	1,397,638	$5.69	7.8

Exercisable at December 31, 2010	540,120	$7.84	6.7

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At December 31, 2010, outstanding time-based options and performance-based options totaled 897,550 and 518,020, respectively. Also at that date, the Company’s market price for its common stock was $1.98 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was only $352,000.
Share-based compensation of $2,520,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, from inception through December 31, 2010. At that date, there remains $1,504,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.3 years.
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

	Six Months Ended December 31,
	2009	2010
Cash flows from operating activities
Net income	$87	$2,537
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	2	(8)
Gain on sales of lease fleet	(3,179)	(3,356)
Unrealized foreign exchange gain	(1,963)	(4,514)
Unrealized loss (gain) on forward exchange contracts	(761)	336
Unrealized gain on interest rate swaps and options	(181)	(478)
Depreciation and amortization	10,351	9,532
Amortization of deferred financing costs	190	598
Accretion of interest	120	120
Share-based compensation expense	416	369
Deferred income taxes	(86)	1,368
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	7,674	4,291
Inventories	4,584	(3,926)
Prepaid expenses and other	798	1,180
Trade payables, accrued liabilities and other deferred credits	(5,629)	(320)
Income taxes	131	38

Net cash provided by operating activities	$12,554	$7,767

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Revenues from external customers
North America:
Sales	$4,732	$5,520	$9,206	$11,098
Leasing	9,098	9,234	19,051	18,691

	13,830	14,754	28,257	29,789

Asia-Pacific:
Sales	14,556	16,641	26,695	34,452
Leasing	10,760	13,502	19,413	24,121

	25,316	30,143	46,108	58,573

Total	$39,146	$44,897	$74,365	$88,362

Operating income
North America	$768	$575	$2,539	$1,599
Asia-Pacific	1,873	3,770	2,177	6,416

Total	$2,641	$4,345	$4,716	$8,015

Interest income
North America	$—	$—	$—	$—
Asia-Pacific	63	125	122	230

Total	$63	$125	$122	$230

Interest expense
North America	$1,341	$1,445	$2,671	$3,015
Asia-Pacific	2,791	2,906	5,168	5,617

Total	$4,132	$4,351	$7,839	$8,632

Share-based compensation
North America	$137	$160	$275	$300
Asia-Pacific	33	36	141	69

Total	$170	$196	$416	$369

Depreciation and amortization
North America	$1,538	$1,475	$2,986	$2,913
Asia-Pacific	3,556	3,385	7,365	6,619

Total	$5,094	$4,860	$10,351	$9,532

Additions to long-lived assets
North America			$1,499	$2,949
Asia-Pacific			10,451	16,186

Total			$11,950	$19,135

	At
	June 30, 2010	December 31, 2010
Long-lived assets
North America	$108,064	$107,202
Asia-Pacific	90,528	112,740

Total	$198,592	$219,942

Intersegment net revenues totaled $429,000 during the quarter ended December 31, 2010 and $1,298,000 during FY 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
The economic downturn in the United States, particularly in the construction —related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), and, until recently, the global economy in general, have had an adverse impact on the Company’s operating results. We responded by reducing indebtedness, personnel costs, capital expenditures, discretionary spending and curtailing acquisition activity. We continuously monitor our performance and customer demand levels by identifying and applying best practices to make our business more efficient. Accordingly, we may continue to reduce headcount or employee compensation in the areas in which we believe we can achieve greater efficiencies without affecting customer service or our sales efforts. While this is our approach for the foreseeable future, our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through eighteen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of December 31, 2010, we had 231 and 185 employees and 28,973 and 11,051 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries, modular space and mobile storage, which we collectively refer to as the “portable services industry.” Our revenue mix was approximately 52% sales and 48% leasing during the six months ended December 31, 2010.

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
Quarter Ended December 31, 2010 (“QE FY 2011”) Compared to Quarter December 31, 2009 (“QE FY 2010”)
The following compares our QE FY 2011 results of operations with our QE FY 2010 results of operations.
Revenues. Revenues increased approximately 15% to $44.9 million in QE FY 2011 from $39.1 in QE FY 2010. This included an increase of $1.0 million, or 7%, in revenues at Pac-Van and a $4.8 million increase, or 19%, in revenues at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 10%. Since the second half of our fiscal year ended June 30, 2009 (“FY 2009”), the economic downturn in both our geographic segments resulted in a significant reduction in our overall business, particularly in the construction-related sector in the United States and in the mining and defense and transportation sectors in the Asia-Pacific area. However, in QE FY 2011, when compared to QE FY 2010, revenues in these sectors increased by $0.4 million in the United States and $2.3 million in the Asia-Pacific area. Sales and leasing revenues represented 49% and 51% of total revenues in both QE FY 2011 and QE FY 2010.
Sales during QE FY 2011 amounted to $22.2 million, compared to $19.3 million during QE FY 2010; representing an increase of $2.9 million, or 15%. This included an increase of $0.8 million, or 17%, in sales at Pac-Van and a $2.1 million increase, or 14%, in sales at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in sales revenues at Royal Wolf which otherwise would have shown an increase of 5%. In QE FY 2011, sales in the Asia-Pacific area increased $2.5 million in our CSC retail operations and decreased $0.4 million in our national accounts group (or non-retail operations). In the United States, the higher sales revenues in QE FY 2011 over QE FY 2010 were primarily from modular building and mobile office projects in the educational, construction and industrial sectors.
The $2.5 million revenue increase at Royal Wolf in the retail operations resulted from a $0.5 million increase in unit sales, a $0.7 million increase due to higher prices and a favorable foreign exchange rate effect of $1.3 million. The higher sales revenues were primarily due to increased demand in our CSCs in Western Australia, because of increased oil and gas exploration activities, and in the Queensland and Victoria regions.
The $0.4 million revenue decrease at Royal Wolf in the national accounts group resulted from a $1.0 million decrease in unit sales, substantially offset by a $0.5 million increase due to higher prices and a favorable foreign exchange rate effect of $0.1 million. QE FY 2011 revenues included the sales of 13 mining container units (versus five units in QE FY 2010) that remained in inventory as a result of a cancelled leasing order in FY 2009. There are 59 of these units available for sale at December 31, 2010, at a cost of approximately $20,000 each, which we anticipate selling at approximately $23,000 per unit.

Leasing revenues during QE FY 2011 totaled $22.7 million, as compared to $19.9 million during QE FY 2010, representing an increase of $2.8 million, or 14%. Leasing revenues increased slightly at Pac-Van by $0.1 million, or 1%, and increased by $2.7 million, or 25%, at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 15%. The favorable foreign exchange rate effect at Royal Wolf in QE FY 2011 totaled $1.1 million ($0.8 million and $0.3 million in our retail business and national accounts group, respectively) from QE FY 2010.
At Royal Wolf, average utilization in the retail operations was 89% during QE FY 2011, as compared to 79% during QE FY 2010; and average utilization in the national accounts group operations was 84% during QE FY 2011, as compared to 78% during QE FY 2010. Overall average utilization at Royal Wolf was 88% in QE FY 2011 and 79% in QE FY 2010; and the average monthly lease rate of containers in QE FY 2011 and QE FY 2010 was AUS$159 and AUS$158, respectively. We believe the primary reason we were able to both increase our overall average utilization and maintain our composite monthly lease rate between the periods at Royal Wolf was because of our position as the only national company in the mobile storage industry in Australia and New Zealand. However, we continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 88%, 64% and 72% and monthly lease rates were $99, $226 and $843 for containers, mobile offices and modular units, respectively, during QE FY 2011; as compared to 76%, 62% and 77% and $95, $241 and $922 for containers, mobile offices and modular units in QE FY 2010, respectively. The generally lower monthly lease rates resulted from lower demand and increased competition, particularly in the construction-related industry. Pac-Van is required to maintain a minimum average composite utilization rate, as defined, of over 60% for each quarter. For QE FY 2011, the average composite utilization rate was 72%.
The average value of the Australian dollar against the U.S. dollar strengthened during QE FY 2011 as compared to QE FY 2010. The average currency exchange rate of one Australian dollar during QE FY 2011 was $0.98771 U.S. dollar compared to $0.90837 U.S. dollar during QE FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $2.5 million in QE FY 2011 when compared to QE FY 2010.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $1.6 million to $16.6 million during QE FY 2011 from $15.0 million during QE FY 2010, but was proportionately more profitable. Our gross profit percentage from sales revenues was 25% in QE FY 2011 versus 22% in QE FY 2010.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased, by $2.6 million, to $19.0 million during QE FY 2011 from $16.4 million during QE FY 2010. However, as a percentage of revenues, these operating expenses were 42% during both periods. Since the second half of FY 2009, we implemented cost-cutting measures in primarily the United States to offset the effects of the economic downturn. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, with respect to our operating segments, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of QE FY 2011 sales to leasing revenue at 55% is higher than the 37% at Pac-Van, (2) Pac-Van has an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million to $4.9 million during QE FY 2011 from $5.1 million during QE FY 2010. The decrease was primarily due to the completion of the amortization period of certain intangible assets that were recorded in connection with our acquisition of Royal Wolf in September 2007.
Interest Expense. Interest expense of $4.4 million in QE FY 2011 was $0.3 million higher than the $4.1 million in QE FY 2010. This was comprised of an increase of $0.2 million at Royal Wolf and $0.1 million in the United States. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 10.5% in QE FY 2011, as compared to 10.2% in QE FY 2010; and the weighted-average rate in the United States was 6.2% in QE FY 2011, as compared to 5.5% in QE FY 2010.

Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during QE FY 2011 as compared to QE FY 2010 and from September 30, 2010 to December 31, 2010. The currency exchange rate of one Australian dollar at September 30, 2010 was $0.9701 U.S. dollar compared to $1.0163 U.S. dollar at December 31, 2010. In QE FY 2011, net unrealized and realized foreign exchange gains totaled $1.3 million and $0.3 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.6 million. In QE FY 2010, net unrealized and realized foreign exchange gains (losses) totaled $(0.3) million and $0.3 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.6 million in QE FY 2010.
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
Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders of $0.7 million in QE FY 2011, as compared to a net loss of $1.2 million in QE FY 2010, primarily as a result of increased profitability in the Asia-Pacific area, offset somewhat by higher interest expense.
Six Months Ended December 31, 2010 (“YTD FY 2011”) Compared to Six Months December 31, 2009 (“YTD FY 2010”)
The following compares our YTD FY 2011 results of operations with our YTD FY 2010 results of operations.
Revenues. Revenues increased approximately 19% to $88.4 million in YTD FY 2011 from $74.4 in YTD FY 2010. This included an increase of $1.5 million, or 5%, in revenues at Pac-Van and a $12.5 million increase, or 27%, in revenues at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in YTD FY 2011 versus YTD FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 19%. Since the second half of our fiscal year ended June 30, 2009 (“FY 2009”), the economic downturn in both our geographic segments resulted in a significant reduction in our overall business, particularly in the construction-related sector in the United States and in the mining and defense and transportation sectors in the Asia-Pacific area. In YTD FY 2011, when compared to YTD FY 2010, revenues in the construction sector decreased by $0.7 million in the United States. However, in the Asia-Pacific area, revenues in the mining and defense and transportation sectors improved by $5.0 million. Sales and leasing revenues represented 52% and 48% of total revenues in YTD FY 2011 and 48% and 52% of total revenues in YTD FY 2010, respectively.
Sales during YTD FY 2011 amounted to $45.6 million, compared to $35.9 million during YTD FY 2010; representing an increase of $9.7 million, or 27%. This included an increase of $1.9 million, or 21% in sales at Pac-Van and a $7.8 million increase, or 29%, in sales at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in YTD FY 2011 versus YTD FY 2010, caused a portion of the increase in sales revenues at Royal Wolf which otherwise would have shown an increase of 22%. In YTD FY 2011, sales in the Asia-Pacific area increased $1.9 million in our national accounts group (or non-retail operations), primarily because of the enhanced activity in the mining and defense and transportation sectors; and increased $5.9 million in our CSC retail operations from YTD FY 2010. In the United States, the higher sales revenues in YTD FY 2011 over YTD FY 2010 were due to delivery and installation services on projects primarily in the educational and industrial sectors.
The $5.9 million revenue increase at Royal Wolf in the retail operations resulted from a $1.8 million increase in unit sales, a $1.8 million increase due to higher prices and a favorable foreign exchange rate effect of $2.3 million. The higher sales revenues were primarily due to increased demand in our CSCs in Western Australia and the Northern Territory because of increased activities in the oil and gas exploration and defense sectors in those regions, as well as increased business in our Melbourne CSC in the Victoria region.

The $1.9 million revenue increase at Royal Wolf in the national accounts group resulted from a $5.1 million increase due to higher prices and a favorable foreign exchange rate effect of $0.4 million, offset somewhat by a $3.6 million decrease in unit sales. This increase included the sales of 57 mining container units (versus six units in YTD FY 2010) that remained in inventory as a result of a cancelled leasing order in FY 2009. There are 59 of these units available for sale at December 31, 2010, at a cost of approximately $20,000 each, which we anticipate selling at approximately $23,000 per unit.
Leasing revenues during YTD FY 2011 totaled $42.8 million, as compared to $38.5 million during YTD FY 2010, representing an increase of $4.3 million, or 11%. Leasing revenues decreased at Pac-Van by $0.4 million, or 2%, and increased by $4.7 million, or 24%, at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in YTD FY 2011 versus YTD FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 14%. The favorable foreign exchange rate effect at Royal Wolf in YTD FY 2011 totaled $1.9 million ($1.6 million and $0.3 million in our retail business and national accounts group, respectively) from YTD FY 2010.
At Royal Wolf, average utilization in the retail operations was 88% during YTD FY 2011, as compared to 77% during YTD FY 2010; and average utilization in the national accounts group operations was 78% during YTD FY 2011, as compared to 71% during YTD FY 2010. Overall average utilization at Royal Wolf was 84% in YTD FY 2011 and 75% in YTD FY 2010; and the average monthly lease rate of containers was AUS$156 in YTD FY 2011 and AUS$155 in YTD FY 2010. We believe the primary reason we were able to both increase our overall average utilization and maintain our composite monthly lease rate between the periods at Royal Wolf was because of our position as the only national company in the mobile storage industry in Australia and New Zealand. However, we continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 85%, 65% and 72% and monthly lease rates were $97, $225 and $848 for containers, mobile offices and modular units, respectively, during YTD FY 2011; as compared to 76%, 62% and 76% and $96, $243 and $945 for containers, mobile offices and modular units in YTD FY 2010, respectively. The generally lower monthly lease rates resulted from lower demand and increased competition, particularly in the construction-related industry. Pac-Van is required to maintain a minimum average composite utilization rate, as defined, of over 60% for each quarter. For YTD FY 2011, the average composite utilization rate was 72%.
The average value of the Australian dollar against the U.S. dollar strengthened during YTD FY 2011 as compared to YTD FY 2010. The average currency exchange rate of one Australian dollar during YTD FY 2011 was $0.94529 U.S. dollar compared to $0.8704 U.S. dollar during YTD FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $4.6 million in YTD FY 2011 when compared to YTD FY 2010.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $6.7 million to $34.3 million during YTD FY 2011 from $27.6 million during YTD FY 2010, but was proportionately more profitable. Our gross profit percentage from sales revenues was 25% in YTD FY 2011 versus 23% in YTD FY 2010.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased, by $4.9 million, to $36.6 million during YTD FY 2011 from $31.7 million during YTD FY 2010. However, as a percentage of revenues, these operating expenses decreased to 41% in YTD FY 2011 from 43% in YTD FY 2010. Since the second half of FY 2009, we implemented cost-cutting measures in primarily the United States to offset the effects of the economic downturn. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, with respect to our operating segments, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of YTD FY 2011 sales to leasing revenue at 59% is higher than the 37% at Pac-Van, (2) Pac-Van has an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization decreased by $0.9 million to $9.5 million during YTD FY 2011 from $10.4 million during YTD FY 2010. The decrease was primarily due to (1) an adjustment of $0.5 million in YTD FY 2010 related to the amortization period of certain intangible assets and (2) the completion of the amortization period of certain intangible assets; all of which were recorded n connection with our acquisition of Royal Wolf in September 2007.

Interest Expense. Interest expense of $8.6 million in YTD FY 2011 was $0.8 million higher than the $7.8 million in QE FY 2010. This was comprised of an increase of $0.5 million at Royal Wolf and $0.3 million in the United States. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 10.8% in YTD FY 2011, as compared to 10.1% in YTD FY 2010; and the weighted-average rate in the United States was 6.1% in YTD FY 2011, as compared to 5.4% in YTD FY 2010.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during YTD FY 2011 as compared to YTD FY 2010 and from June 30, 2010 to December 31, 2010. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $1.0163 U.S. dollar at December 31, 2010. In YTD FY 2011, net unrealized and realized foreign exchange gains totaled $4.5 million and $0.3 million, respectively, and net unrealized losses on forward currency exchange contracts totaled $0.3 million. In YTD FY 2010, net unrealized and realized foreign exchange gains totaled $2.0 million and $0.4 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.8 million in YTD FY 2010.
Income Taxes. Our effective income tax rate was 37.8% and 36.5% during YTD FY 2011 and YTD FY 2010, respectively. The effective rate in both periods is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes, offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes. At June 30, 2010, we had a U.S. federal net operating loss carryforward of approximately $46.7 million, which expires if unused during our fiscal years ending June 30, 2020 — 2030.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $1.1 million in both YTD FY 2011 and YTD FY 2010. As discussed in Note 8 of Notes to Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011.
Net Income (Loss) Attributable to Common Stockholders. We had net income attributable to common stockholders of $1.3 million in YTD FY 2011, as compared to a net loss of $1.1 million in YTD FY 2010, primarily as a result of increased profitability in the Asia-Pacific area, offset somewhat by higher interest expense.
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

	Quarter Ended December 31,		Six Months Ended December 31,
	2009	2010	2009	2010
Net income (loss)	$(561)	$1,342	$87	$2,537
Add (deduct) —
Provision (benefit) for income taxes	(322)	815	50	1,541
Foreign currency exchange (gain) loss and other	(545)	(2,038)	(3,138)	(4,465)
Interest expense	4,132	4,351	7,839	8,632
Interest income	(63)	(125)	(122)	(230)
Depreciation and amortization	5,094	4,860	10,351	9,532
Share-based compensation expense	170	196	416	369

Adjusted EBITDA	$7,905	$9,401	$15,483	$17,916

Our business is capital intensive, so from an operating level we focus primarily on EBITDA and adjusted EBITDA to measure our results. These measures provide us with a means to track internally generated cash from which we can fund our interest expense and fleet growth objectives. In managing our business, we regularly compare our adjusted EBITDA margins on a monthly basis. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch (or CSC), because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low adjusted EBITDA margins in its early years until the number of units on rent increases. Because of our higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis, when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produces large increases in profitability. Conversely, absent significant growth in leasing revenues, the adjusted EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.
Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage. In addition, we have certain obligations and subordinated notes payable to Bison Capital (with our purchase of Royal Wolf) and a subordinated note payable by GFN to Laminar Direct Capital, L.L.C. (“Laminar”), that was issued in connection with the refinancing at Pac-Van in YTD FY 2011 (see below). We also have a $1.0 million credit facility with Union Bank at GFN under which no borrowings were outstanding as of December 31, 2010.
The economic downturn in the United States, particularly in the construction —related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), and, until recently, the global economy in general, have had an adverse impact on the Company’s operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and continue complying with the financial loan covenants of our senior lenders. In addition, on June 25, 2010 we completed a rights offering for the issuance and sale of units at $1.50 each (with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share). We utilized $4,800,000 of the approximately $5,900,000 net proceeds from the rights offering in the refinancing at Pac-Van in YTD FY 2011 (see below).
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

The above actions should allow us to be able to satisfy its long-term debt and other liquidity requirements and to comply with our financial loan covenants for the foreseeable future. However, if operating results worsen, particularly in the U.S., we may eventually be unable to comply with the covenants governing our indebtedness; which may require waivers of covenant compliance, amendments to such agreements or alternative borrowing arrangements. There is no assurance that the senior lenders would consent to such an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities. Nor is there any assurance that senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
As of December 31, 2010, our required principal and other obligations payments (including Bison Capital’s put option at the minimum amount) for the twelve months ending December 31, 2011 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,
	2011	2012	2013	2014
ANZ Credit Facility (a)	$20,130	$69,749	$506	$533
Bison Capital Subordinated Notes	5,500	—	16,296	—
Bison Capital Put Option	12,850	—	—	—
PNC Credit Facility (b)	—	—	68,571	—
Laminar Note (c)	—	—	15,000	—
Other	958	571	108	70

	$39,438	$70,320	$100,481	$603

(a)	Reflects the overdraft facilities totaling $7,276 as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ credit facility in September 2012.

(b)	Scheduled to mature in January 2013.

(c)	Scheduled to mature in July 2013.
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
As a part of achieving these objectives, we most likely will require external financing in the foreseeable future to pay the $5.5 million due Bison Capital in July 2011 and the Bison Capital put option exercisable in July 2011. This put option could be paid, with Bison Capital’s approval, by a combination of cash and common stock. While we believe such external financing could be derived from various sources, including individual or institutional investors, there can be no assurance that we will be successful in raising the required capital under favorable terms and conditions, if at all.
We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.
Cash Flow for YTD FY 2011 Compared to YTD FY 2010
Our leasing business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have very long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations and to add to the breadth of our product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.

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

	Six Months Ended December 31,
	2009	2010
Net cash provided by operating activities	$12,554	$7,767

Net cash provided (used ) by investing activities	$56	$(8,822)

Net cash used by financing activities	$(15,211)	$(2,949)

Operating activities. Our operations provided net cash flow of $7.8 million during YTD FY 2011, a decrease of $4.8 million from the $12.6 million provided during YTD FY 2010. This was primarily because cash flow from the management of operating assets and liabilities was $6.3 million less in YTD FY 2011 from YTD FY 2010 due primarily to increased inventory levels in the Asia-Pacific area, offset somewhat by increased net income to $2.5 million in YTD FY 2011 from $0.1 million in YTD FY 2010. In both YTD FY 2011 and YTD FY 2010, operating cash flow was enhanced for non-cash adjustments of depreciation and amortization on fixed and intangible assets of $9.5 million and $10.4 million; and was offset somewhat for reductions of unrealized foreign exchange gains totaling $4.5 million and $2.0 million, respectively. In addition, during both periods, operating cash flows were reduced by gains on the sales of lease fleet totaling over $3.0 million. Historically, our cash provided by operating activities is also enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards.
Investing Activities. Net cash used by investing activities was $8.8 million during YTD FY 2011, as compared to $0.1 million provided during YTD FY 2010. Purchases of property, plant and equipment, or rolling stock, were approximately $1.1 million in YTD FY 2011 and $0.9 million in YTD FY 2010; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $7.1 million in YTD FY 2011 and a negative $0.9 million in YTD FY 2010. We have increased our lease fleet investing in the Asia-Pacific area during YTD FY 2011 to meet the demands of its improving economy. However, we continue to minimize capital expenditures in the United States and anticipate our near term investing activities domestically will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase up to 5,000 containers if offered to us, and the put and call options pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S. (see Note 8 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.
Financing Activities. Net cash used by financing activities was $2.9 million during YTD FY 2011, as compared to $15.2 million provided during YTD FY 2010. In YTD FY 2011, we reduced our outstanding borrowings by $2.8 million, as compared to $15.2 million in YTD FY 2010, and incurred deferred financing costs of $1.3 million during the refinancing at Pac-Van in July 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements). These investing uses were offset somewhat by net proceeds received on capital leasing activities of $1.2 million in YTD FY 2011. Since the second half of our fiscal year ended June 30, 2009, we have made debt reduction a principal objective.
Asset Management
Receivables and inventories (including foreign translation effect) were $24.6 million and $25.5 million at December 31, 2010 and $25.7 million and $19.1 million at June 30, 2010, respectively. Inventory levels have increased at December 31, 2010 from June 30, 2010, due primarily to the improving economy in the Asia-Pacific area; but effective asset management remains a significant focus, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At December 31, 2010, days sales outstanding (“DSO”) in trade receivables were 46 days and 53 days for Royal Wolf and Pac-Van, as compared to 43 days and 52 days at June 30, 2010, respectively.
The net book value of our total lease fleet increased (including foreign translation effect) from $188.4 million at June 30, 2010 to $209.1 million at December 31, 2010. At December 31, 2010, we had 40,024 units (16,092 units in retail operations in Australia, 7,848 units in national account group operations in Australia, 5,033 units in New Zealand, which are considered retail; and 11,051 units in the United States) in our lease fleet, as compared 37,862 units (15,945 units in retail operations in Australia, 6,444 units in national account group operations in Australia, 4,538 units in New Zealand, which are considered retail; and 10,935 units in the United States) at June 30, 2010. At those dates, 33,952 units (13,836 units in retail operations in Australia, 7,387 units in national account group operations in Australia, 4,687 units in New Zealand, which are considered retail; and 8,042 units in the United States) and 29,735 units (12,997 units in retail operations in Australia, 4,875 units in national account group operations in Australia, 3,954 units in New Zealand, which are considered retail; and 7,909 units in the United States) were on lease, respectively.

In the United States, the lease fleet was comprised of 3,938 containers, 6,127 mobile offices and 986 modular units at December 31, 2010; and 3,800 containers, 6,144 mobile offices and 991 modular units at June 30, 2010. At those dates, in the United States, units on lease were comprised of 3,452 containers, 3,850 mobile offices and 740 modular units; and 3,205 containers, 3,973 mobile offices and 731 modular units, respectively.
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
We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At December 31, 2010, there were no significant changes in events or circumstances that were not existing or considered since the last annual test at Royal Wolf or Pac-Van. However, if Pac-Van’s operating results worsen for the remainder of the current fiscal year, a potential step-one impairment would most likely exist again at year-end. The range of the potential impairment would vary depending on the range of valuation assumptions used and could be significant.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 9, 2010, the Registrant held its Annual Meeting of Stockholders. A total of 21,327,753 shares of the Registrant’s Common Stock voted and the following are the results of the proposals:
1. To elect two Class A directors to serve for a term of three years and until their successors are elected and qualified:

			Broker
Nominee	For	Withheld	Non-Votes
David M. Connell	11,166,768	40,042	10,120,943
Manuel Marrero	11,205,768	1,042	10,120,943
2. To ratify the selection of Crowe Horwath LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2011:

For	21,326,871
Against	842
Abstain	40

Item 5.	Other Information
None.

Item 6.	Exhibits
See Exhibit Index Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2011	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1	Employment Agreement dated October 5, 2010 with Theodore M. Mourouzis (incorporated by reference to Registrant’s Form 8-K filed October 5, 2010)

10.2
Variation Letter executed on December 23, 2010 among Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed December 28, 2010)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350