Form 10-Q
period 2011-03-31
General Finance CORP
filed 2011-05-12
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2011
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
Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,013,299 shares outstanding as of May 9, 2011.

GENERAL FINANCE CORPORATION
INDEX TO FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30, 2010	March 31, 2011
		(Unaudited)
Assets
Cash and cash equivalents	$4,786	$—
Trade and other receivables, net of allowance for doubtful accounts of $2,328 and $2,282 at June 30, 2010 and March 31, 2011, respectively	27,449	27,363
Income taxes receivable	1,071	—
Subscription receivables	1,211	—
Inventories	19,063	20,049
Prepaid expenses and other	2,206	4,633
Property, plant and equipment, net	10,182	11,722
Lease fleet, net	188,410	213,946
Goodwill	67,919	73,953

Intangible assets, net	24,583	24,801

Total assets	$346,880	$376,467

Liabilities
Trade payables and accrued liabilities	$25,246	$28,867
Income taxes payable	—	90
Unearned revenue and advance payments	9,468	10,473
Senior and other debt	186,183	196,083
Deferred tax liabilities	13,409	14,646

Total liabilities	234,306	250,159

Commitments and contingencies (Note 8)	—	—

Redeemable noncontrolling interest (Note 8)	10,840	15,165

Stockholders’ equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of ($1,438) at June 30, 2010 and March 31, 2011	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,023,299 and 22,013,299 shares outstanding at June 30, 2010 and March 31, 2011, respectively	2	2

Additional paid-in capital	111,783	112,217
Subscription receivables	(100)	(60)

Accumulated other comprehensive income (loss)	(1,571)	8,467
Accumulated deficit	(9,775)	(10,878)

Total stockholders’ equity	101,734	111,143

Total liabilities and stockholders’ equity	$346,880	$376,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except share and per share data)
(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Revenues
Sales	$19,234	$20,537	$55,135	$66,087
Leasing	19,251	22,785	57,715	65,597

	38,485	43,322	112,850	131,684

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	15,311	15,829	42,865	50,085
Direct costs of leasing operations	6,426	8,193	19,418	24,160
Selling and general expenses	9,191	10,302	27,943	30,894
Depreciation and amortization	4,578	4,720	14,929	14,252

Operating income	2,979	4,278	7,695	12,293

Interest income	56	124	178	354
Interest expense	(3,932)	(4,822)	(11,771)	(13,454)
Foreign currency exchange gain and other	578	108	3,716	4,573

	(3,298)	(4,590)	(7,877)	(8,527)

Income (loss) before provision for income taxes and noncontrolling interest	(319)	(312)	(182)	3,766

Provision (benefit) for income taxes	(116)	(116)	(66)	1,425

Net income (loss)	(203)	(196)	(116)	2,341

Noncontrolling interest	(576)	(2,298)	(1,722)	(3,444)
Preferred stock dividends	(42)	(45)	(125)	(132)

Net loss attributable to common stockholders	$(821)	$(2,539)	$(1,963)	$(1,235)

Net loss per common share:
Basic	$(0.05)	$(0.12)	$(0.11)	$(0.06)
Diluted	(0.05)	(0.12)	(0.11)	(0.06)

Weighted average shares outstanding:
Basic	17,826,052	22,013,299	17,826,052	22,013,299
Diluted	17,826,052	22,013,299	17,826,052	22,013,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands, except share and share data)
(Unaudited)

	Cumulative Preferred				Additional		Other		Total
	Stock		Common Stock		Paid-In	Subscription	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivables	Income (Loss)	Deficit	Equity

Balance at June 30, 2010	26,000	$1,395	22,023,299	$2	$111,783	$(100)	$(1,571)	$(9,775)	$101,734

Cancellation of subscription receivables	—	—	(10,000)	—	(15)	15	—	—	—

Subscription receivables receipts	—	—	—	—	—	25	—	—	25

Share-based compensation	—	—	—	—	581	—	—	—	581

Preferred stock dividends	—	—	—	—	(132)	—	—	—	(132)

Net income	—	—	—	—	—	—	—	2,341	2,341

Noncontrolling interest	—	—	—	—	—	—	—	(3,444)	(3,444)

Cumulative translation adjustments	—	—	—	—	—	—	10,038	—	10,038

Total comprehensive income									8,935

Balance at March 31, 2011	26,000	$1,395	22,013,299	$2	$112,217	$(60)	$8,467	$(10,878)	$111,143

Other comprehensive income:
Cumulative translation adjustments totaled $1,421, $6,680 and $799, which resulted in Total Comprehensive Income of $642, $4,842 and $(1,695) for the quarter and nine months ended March 31, 2010 and the quarter ended March 31, 2011, respectively.
The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended March 31,
	2010	2011

Net cash provided by operating activities (Note 9)	$18,762	$21,803

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(880)
Proceeds from sales of property, plant and equipment	37	89
Purchases of property, plant and equipment	(1,369)	(2,618)
Proceeds from sales of lease fleet	16,921	16,996
Purchases of lease fleet	(14,531)	(32,252)

Net cash provided (used) by investing activities	1,058	(18,665)

Cash flows from financing activities:
Proceeds from (repayments on) capital leasing activities	(214)	868
Repayments on senior and other debt borrowings, net	(21,662)	(6,242)
Deferred financing costs	—	(1,290)
Proceeds from issuances of preferred stock	50	—
Preferred stock dividends	(125)	(132)

Net cash used by financing activities	(21,951)	(6,796)

Net decrease in cash	(2,131)	(3,658)

Cash and equivalents at beginning of period	3,346	4,786

The effect of foreign currency translation on cash	(1,215)	(1,128)

Cash and equivalents at end of period	$—	$—

Non-cash investing and financing activities:
On October 1, 2010 and January 14, 2011, the Company issued redeemable preferred stock of $100 and $10, respectively, as part of the consideration for business acquisitions (see Note 1).
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
Acquisitions in the Current Fiscal Year
In two separate transactions, on October 1, 2010 and on January 14, 2011, the Company, through Pac-Van, purchased the business of Advanced Mobile Storage (“AMS”) for a total of $990,000; which included the issuance of 110 shares of redeemable preferred stock (see Note 3). The total purchase price has been allocated to tangible (lease fleet) and intangible (customer base and non-compete agreement) assets acquired, based on their estimated fair market values, and totaled $893,000 and $193,000, respectively; less trade payables and accrued liabilities assumed of $96,000.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Unless otherwise indicated, references to “FY 2010” and “FY 2011” are to the nine months ended March 31, 2010 and 2011, respectively.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Inventories
Inventories are stated at the lower of cost or market (net realizable value). Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30, 2010	March 31, 2011
Finished goods	$18,840	$19,269
Work in progress	223	780

	$19,063	$20,049

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Property, Plant and Equipment
Property, plant and equipment consist of the following (in thousands):

	Estimated
	Useful Life	June 30, 2010	March 31, 2011
Land	—	$1,599	$1,932
Building	40 years	247	1,007
Transportation and plant equipment (including capital lease assets)	3 – 10 years	11,407	14,353
Furniture, fixtures and office equipment	3 – 10 years	2,865	3,184

		16,118	20,476
Less accumulated depreciation and amortization		(5,936)	(8,754)

		$10,182	$11,722

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Basic	17,826,052	22,013,299	17,826,052	22,013,299
Assumed exercise of warrants	—	—	—	—
Assumed exercise of stock options	—	—	—	—

Diluted	17,826,052	22,013,299	17,826,052	22,013,299

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 8,350,040 for the quarter and nine months ended March 31, 2010 and 5,226,602 and 5,289,309 for the quarter and nine months ended March 31, 2011, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.
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
In July 2010, the FASB issued an accounting standards update to ASC Topic 310, Receivables, that requires disclosures about the credit quality of financing receivables (excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value) and the allowance for credit losses. The disclosure requirements are effective for the periods ending on or after December 15, 2010 and its adoption did not have a significant impact on the Company’s consolidated financial position or results of operations as it does not have significant receivables that met the definition of financing receivables at March 31, 2010.
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
In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users, published a proposal that would change the accounting and financial reporting for both lessee and lessor under ASC Topic 840, Leases. The proposal would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would apply one of two methods to lease accounting for lessors, depending on whether the lessor retains exposure to significant risks or benefits of the underlying assets. The date of issuance of the final standards by the FASB and the effective date are to be determined. The Company believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect in the presentation of its consolidated financial position and results of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. Equity Transactions
Warrants Issued in IPO
In connection with its initial public offering (“IPO”), the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per unit. Each unit consisted of one share of common stock and one warrant and each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.20. This option expired on April 5, 2011.
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
In connection with the acquisition of AMS (see Note 1), the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances are classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”
As of March 31, 2011, since issuance, dividends paid or payable totaled $340,000 and $22,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.
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
In FY 2011, subscription receivables for 10,000 units were cancelled and, as a result, the Company now reports that it sold a total of 4,187,247 shares of common stock and 4,187,247 warrants to acquire an additional 2,095,623 shares of common stock at an exercise price of $4.00 per share. As of March 31, 2011, subscription receivables for 40,000 units totaled $60,000.
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
Royal Wolf Senior Credit Facility and Subordinated Notes
Royal Wolf has a senior credit facility, as amended, with Australia and New Zealand Banking Group Limited (“ANZ”), the substantial portion of which matures on September 14, 2012. The facility is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The aggregate ANZ facility is comprised of various sub-facilities, not all of which provide additional borrowing availability. As of March 31, 2011, based upon the exchange rate of one Australian dollar to $1.0311 U.S. dollar and one New Zealand dollar to $0.7369 Australian dollar, borrowings and availability under the ANZ credit facility totaled $88,589,000 (AUS$85,917,000) and $3,470,000 (AUS$3,365,000), respectively. Principal payments are required to be a minimum of AUS$1,625,000 ($1,676,000) per quarter, with an installment equal to 80% of Free Cash Flow, as defined, paid within 60 days from the end of each fiscal year. Approximately $63,466,000 (AUS$61,552,000) and $7,515,000 (AUS$7,288,000) of the borrowings under the ANZ credit facility at March 31, 2011 bear interest at ANZ’s prime rate, plus 3.15% per annum and 4.15% per annum, respectively; with the remaining borrowings bearing interest at varying rates. As of March 31, 2011, the weighted-average interest rate was 8.7%; which includes the effect of interest rate swap contracts and options (caps).
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated senior and total interest coverage and senior and total debt ratios, as defined, for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined, on a year-to-date or trailing twelve-month (“TTM”) basis; and restrictions on the payment of dividends, loans and payments to affiliates and granting of new security interests on the assets of any of the entities who are parties to the senior credit facility. A change of control in any of GFN Holdings or its direct and indirect subsidiaries without the prior written consent of ANZ constitutes an event of default under the facility. The ANZ senior credit facility further provides, among other things, that the $5,500,000 due Bison Capital (see below) must be paid by a capital infusion from GFN and that capital expenditures of property, plant and equipment over $2,062,000 (AUS$2,000,000) in the year ending June 30, 2011 be approved by ANZ.
On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Note”). Pursuant to the securities purchase agreement, the Company issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN. The warrants issued to Bison Capital represent the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share, subject to adjustment for stock splits and stock dividends. Unexercised warrants will expire September 13, 2014. The Bison Note bears interest at the annual rate of 13.5%, payable quarterly in arrears, and matures on March 13, 2013. The Company may extend the maturity date by one year, provided that it is not then in default. The Company may prepay the Bison Note at a declining price of 101% of par prior to September 13, 2011 and 100% of par thereafter. The maturity of the Bison Note may be accelerated upon an event of default or upon a change of control of GFN Finance or any of its subsidiaries. Payment of the Bison Note is secured by a lien on all or substantially all of the assets of GFN Finance and its subsidiaries, subordinated and subject to the intercreditor agreement with ANZ. If, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of $1,237,000 (AUS$1,200,000), less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Note due to an event of default or change of control of GFN Finance or any of its subsidiaries. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Note, except that the maturity of this second note is July 1, 2011 and must be paid by a capital infusion from GFN (see above). Collectively, these two notes are referred to as the “Bison Notes.” At March 31, 2011, the principal balance of the Bison Notes was $21,856,000. The Bison Notes have covenants that require the maintenance of minimum EBITDA levels, as defined, and a total debt ratio based on a TTM EBITDA basis; as well as restrictions on capital expenditures.
Pac-Van Senior Credit Facility
Prior to July 16, 2010, Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent, and a $25,000,000 senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). On July 16, 2010, the Company entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (“UB”) (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar”) issued by GFN (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and the Company’s rights offering completed on June 25, 2010 (see Note 3) were used to prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Under the terms of the PNC Credit Facility, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate plus 2.75%, or the Eurodollar rate plus 3.75%. The PNC Credit Facility also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants, including fixed charge coverage ratios, senior leverage ratios and lease fleet utilization ratios; and also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or upon the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.
The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $700,000 if it prepays the loans in full prior to July 16, 2011 and to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At March 31, 2011, borrowings and availability under the PNC Credit Facility totaled $68,546,000 and $7,510,000, respectively, and the weighted-average interest rate was 4.2%.
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
Other
The Company has a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate), plus 2.0%, and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of April 2, 2012. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of March 31, 2011, there were no borrowings outstanding under the UB credit facility.
Other debt (including redeemable preferred stock — see Note 3) totaled $2,092,000 at March 31, 2011.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Loan Covenant Compliance
At March 31, 2011, the Company was not in compliance with the senior leverage ratio financial covenant under the PNC Credit Facility. In addition, a federal tax lien was filed against the personal residence of the Valentas, which violated the Valenta Limited Guaranty, creating an event of default under the PNC Credit Facility. The senior lenders have amended the PNC Credit Facility to, among other things, waive this covenant noncompliance at the March 31, 2011 measurement date, waive the event of default related to the Valenta Limited Guaranty and require a cash equity infusion of not less than $5,000,000 by July 31, 2011. The Company believes that, unless there is a significant improvement in Pac-Van’s operating results or a capital infusion of greater than the required $5,000,000 is made to reduce the outstanding borrowings under the PNC Credit Facility, it is likely that it will be noncompliant with this financial covenant at year end. In the event of noncompliance, there is no assurance that the senior lenders would again consent to a waiver or an amendment; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
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
Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative		June 30,	March 31,
Contract	Balance Sheet Classification	2010	2011

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,222)	$(873)

Forward-Exchange Contracts	Trade and other receivables	247	—

Forward-Exchange Contracts	Trade payables and accrued liabilities	—	(175)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

		Quarter Ended		Nine Months Ended
Type of Derivative	Statement of Operations	March 31,		March 31,
Contract	Classification	2010	2011	2010	2011

Swap Contracts and Options (Caps)	Unrealized gain included in interest expense	$132	$67	$313	$545

Forward-Exchange Contracts	Foreign currency exchange gain (loss) and other	(74)	(37)	687	(373)

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
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2010 and March 31, 2011, there were four open interest rate swap contracts and three open interest rate option (cap) contracts that mature between June 2011 and September 2012, as follows (dollars in thousands):

	June 30, 2010		March 31, 2011
	Swap	Option (Cap)	Swap	Option (Cap)
Notional amounts	$23,260	$13,457	$27,646	$16,046
Fixed/Strike Rates	7.19% - 8.22%	7.19% - 8.22%	7.19% - 8.22%	7.19% - 8.22%
Floating Rates	6.33% - 8.12%	6.33% - 8.12%	5.78% - 8.13%	5.78% - 8.13%
Fair Value of Combined Contracts	$(1,235)	$13	$(874)	$1

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2010, there were 15 open forward exchange contracts and three open currency option contracts; and, as of March 31, 2011, there were six open forward exchange contracts that mature between April 2011 and June 2011, as follows (dollars in thousands):

	June 30, 2010		March 31, 2011
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$7,018	$9,164	$3,235	$—
Exchange/Strike Rates (AUD to USD)	0.7005 – 0.8960	0.7000 – 0.8310	0.8762 – 0.9984	—
Fair Value of Combined Contracts	$149	$98	$(175)	$—

The Company also has certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2010 and FY 2011, net unrealized and realized foreign exchange gains totaled $2,637,000 and $423,000, and $4,498,000 and $450,000, respectively.
Note 6. Related Party Transactions
Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $83,000 and in both FY 2010 and FY 2011, respectively.
Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $86,000 ($63,000 at the corporate office and $23,000 at the operating subsidiaries) in FY 2010 and $181,000 ($63,000 at the corporate office and $118,000 at the operating subsidiaries) in FY 2011.
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

At March 31, 2011, the weighted-average fair value of the stock options granted to non-employee consultants was $2.89, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 3.18% — 3.30% an expected life of 8.8 — 9.3 years, an expected volatility of 80.0%, and no expected dividend. A summary of the Company’s stock option activity and related information as of and for FY 2011 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2010	1,254,910	$6.65

Granted	356,000	1.13
Exercised	—	—
Forfeited or expired	(197,340)	3.50

Outstanding at March 31, 2011	1,413,570	$5.70	7.5

Vested and expected to vest at March 31, 2011	1,397,638	$5.69	7.5

Exercisable at March 31, 2011	576,237	$7.80	6.5

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At March 31, 2011, outstanding time-based options and performance-based options totaled 895,550 and 518,020, respectively. Also at that date, the Company’s market price for its common stock was $1.98 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was only $352,000.
Share-based compensation of $2,732,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, from inception through March 31, 2011. At that date, there remains $1,524,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.0 years.
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

	Nine Months Ended March 31,
	2010	2011
Cash flows from operating activities
Net income (loss)	$(116)	$2,341
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	7	(13)
Gain on sales of lease fleet	(5,562)	(3,928)
Unrealized foreign exchange gain	(2,637)	(4,498)
Unrealized loss (gain) on forward exchange contracts	(687)	373
Unrealized gain on interest rate swaps and options	(313)	(545)
Depreciation and amortization	14,929	14,252
Amortization of deferred financing costs	293	854
Accretion of interest	180	180
Share-based compensation expense	615	581
Deferred income taxes	(249)	1,108
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	10,421	5,541
Inventories	4,936	1,786
Prepaid expenses and other	497	(169)
Trade payables, accrued liabilities and other deferred credits	(3,685)	3,817
Income taxes	133	123

Net cash provided by operating activities	$18,762	$21,803

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Segment Reporting
The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Revenues from external customers
North America:
Sales	$5,831	$2,315	$15,037	$13,413
Leasing	8,653	9,009	27,704	27,700

	14,484	11,324	42,741	41,113

Asia-Pacific:
Sales	13,403	18,222	40,098	52,674
Leasing	10,598	13,776	30,011	37,897

	24,001	31,998	70,109	90,571

Total	$38,485	$43,322	$112,850	$131,684

Operating income
North America	$811	$15	$3,350	$1,614
Asia-Pacific	2,168	4,263	4,345	10,679

Total	$2,979	$4,278	$7,695	$12,293

Interest income
North America	$—	$—	$—	$—
Asia-Pacific	56	124	178	354

Total	$56	$124	$178	$354

Interest expense
North America	$1,306	$1,417	$3,977	$4,432
Asia-Pacific	2,626	3,405	7,794	9,022

Total	$3,932	$4,822	$11,771	$13,454

Share-based compensation
North America	$154	$176	$429	$476
Asia-Pacific	45	36	186	105

Total	$199	$212	$615	$581

Depreciation and amortization
North America	$1,499	$1,479	$4,485	$4,392
Asia-Pacific	3,079	3,241	10,444	9,860

Total	$4,578	$4,720	$14,929	$14,252

Additions to long-lived assets
North America			$2,583	$4,971
Asia-Pacific			13,317	29,899

Total			$15,900	$34,870

	At
	June 30, 2010	March 31, 2011
Long-lived assets
North America	$108,064	$107,588
Asia-Pacific	90,528	118,080

Total	$198,592	$225,668

Intersegment net revenues totaled $2,280,000 and $690,000 during the quarter ended March 31, 2010 and 2011 and $2,584,000 and $1,988,000 during FY 2010 and FY 2011, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11. Subsequent Events
On April 11, 2011, the Company announced that Royal Wolf is considering a proposal to undertake an initial public offering in Australia and apply for listing on the Australian Securities Exchange (“Australian IPO”). The Australian IPO remains subject to, among other things, pricing and execution of an underwriting agreement on acceptable terms and a final decision on whether or not to proceed has not yet been made. If successful, the Company intends to retain an indirect majority interest in Royal Wolf subsequent to the Australian IPO and to use the net proceeds for, among other things, satisfying Bison Capital’s put option (see Note 8), reducing senior and subordinated borrowings at Royal Wolf and at Pac-Van (see below), paying the costs of the Australian IPO and for general working capital purposes. It is proposed that the Australian IPO will include a broker firm offer and an institutional offer, but will not be available to persons who are in the United States.
As discussed in Note 4, the Company was, among other things, not in compliance with a financial covenant under the PNC Credit Facility at March 31, 2011. Such noncompliance was waived by an amendment of the PNC Credit Facility by the senior lenders, but future compliance under the amended PNC Credit Facility is dependent upon additional capital infusion into Pac-Van or by improved operating performance. The net proceeds of the Australian IPO are expected to provide the necessary capital infusion in order to be compliant under the amended PNC Credit Facility. While we believe that the net proceeds derived from the Australian IPO or other external financing can be obtained in order to meet the Company’s obligations under the PNC Credit Facility and with Bison Capital, there can be no assurance that we will be successful in raising the required capital under favorable terms and conditions, if at all. As such, the settlement of the obligations could have a significant impact on the operating activities of the Company.

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
Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through seventeen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of March 31, 2011, we had 232 and 181 employees and 29,677 and 11,073 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries, modular space and mobile storage, which we collectively refer to as the “portable services industry.” Our revenue mix was approximately 50% each for sales and leasing during the nine months ended March 31, 2011.

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
Quarter Ended March 31, 2011 (“QE FY 2011”) Compared to Quarter March 31, 2010 (“QE FY 2010”)
The following compares our QE FY 2011 results of operations with our QE FY 2010 results of operations.
Revenues. Revenues increased by approximately 12% to $43.3 million in QE FY 2011 from $38.5 in QE FY 2010. This consisted of an increase of $8.0 million, or 33%, in revenues at Royal Wolf and a $3.2 million decrease, or 22%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 20%. This increase at Royal Wolf was substantially due to the growth in the mining sector, which revenues increased by approximately $6.0 million in QE FY 2011 from QE FY 2010. Since the second half of our fiscal year ended June 30, 2009 (“FY 2009”), the economic downturn, particularly in the construction-related sector, has resulted in a significant reduction in our overall business in United States. In QE FY 2011, when compared to QE FY 2010, revenues in this sector decreased by $0.9 million. Sales and leasing revenues represented 47% and 53% of total revenues in QE FY 2011 and 50% each in QE FY 2010.
Sales during QE FY 2011 amounted to $20.5 million, compared to $19.2 million during QE FY 2010; representing an increase of $1.3 million, or 7%. This consisted of an increase of $4.8 million, or 36%, in sales at Royal Wolf and a $3.5 million decrease, or 60%, in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in sales revenues at Royal Wolf which otherwise would have shown an increase of 22%. In QE FY 2011, sales in the Asia-Pacific area increased $1.9 million in our CSC retail operations and $2.9 million in our national accounts group (or non-retail operations). In the United States, the lower sales revenues in QE FY 2011 from QE FY 2010 were primarily from modular building and mobile office projects in the educational, construction and government sectors. Sales revenues in these sectors decreased in QE FY 2011 by $3.1 million from QE FY 2010.
The $1.9 million revenue increase at Royal Wolf in the retail operations resulted from a $1.4 million increase due to higher prices and a favorable foreign exchange rate effect of $1.2 million, offset somewhat by a $0.7 million decrease in unit sales. The higher sales revenues were primarily due to increased demand in our CSCs in the Queensland and Victoria regions.
The $2.9 million revenue increase at Royal Wolf in the national accounts group resulted from a $0.7 million increase in unit sales, a $1.9 million increase due to higher prices and a favorable foreign exchange rate effect of $0.3 million. QE FY 2011 revenues included the sales of 198 mining container units (versus 37 units in QE FY 2010) for $3.9 million to one customer. While not necessarily of the same magnitude, we believe that the opportunity for future sales of these container units to this and other customers exist.

Leasing revenues during QE FY 2011 totaled $22.8 million, as compared to $19.3 million during QE FY 2010, representing an increase of $3.5 million, or 18%. Leasing revenues increased slightly at Pac-Van by $0.3 million, or 3%, and increased by $3.2 million, or 30%, at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in QE FY 2011 versus QE FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 17%. The favorable foreign exchange rate effect at Royal Wolf in QE FY 2011 totaled $1.2 million ($0.9 million and $0.3 million in our retail business and national accounts group, respectively) from QE FY 2010.
At Royal Wolf, average utilization in the retail operations was 88% during QE FY 2011, as compared to 82% during QE FY 2010; and average utilization in the national accounts group operations was 87% during QE FY 2011, as compared to 82% during QE FY 2010. Overall average utilization at Royal Wolf was 87% in QE FY 2011 and 81% in QE FY 2010; and the average monthly lease rate of containers was AUS$154 in both QE FY 2011 and QE FY 2010. Leasing revenues in QE FY 2011 increased in part as a result of demand for storage and accomodation units caused by the Queensland, Australia flooding and the Christchurch, New Zealand earthquake. However, we believe the primary reasons we were able to both increase our overall average utilization and maintain our composite monthly lease rate between the periods at Royal Wolf were because of the improving economy in the Asia-Pacific area and because of our position as the only national company in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 88%, 64% and 76% and monthly lease rates were $91, $219 and $809 for containers, mobile offices and modular units, respectively, during QE FY 2011; as compared to 76%, 61% and 76% and $90, $228 and $884 for containers, mobile offices and modular units in QE FY 2010, respectively. The generally lower monthly lease rates resulted from lower demand and increased competition, particularly in the construction-related industry. Pac-Van is required to maintain a minimum average composite utilization rate, as defined, of over 60% for each quarter. For QE FY 2011, the average composite utilization rate was 73%.
The average value of the Australian dollar against the U.S. dollar strengthened during QE FY 2011 as compared to QE FY 2010. The average currency exchange rate of one Australian dollar during QE FY 2011 was $1.00562 U.S. dollar compared to $0.90363 U.S. dollar during QE FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $2.7 million in QE FY 2011 when compared to QE FY 2010.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $0.5 million to $15.8 million during QE FY 2011 from $15.3 million during QE FY 2010, but was proportionately more profitable. Our gross profit percentage from sales revenues was 23% in QE FY 2011 versus 20% in QE FY 2010.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased, by $2.9 million ($2.4 million of which was at Royal Wolf), to $18.5 million during QE FY 2011 from $15.6 million during QE FY 2010. As a percentage of revenues, these operating expenses were 43% during QE FY 2011 and 41% during QE FY 2010; reflecting the adverse impact of the reduced revenues at Pac-Van in QE FY 2011 from QE FY 2010 despite implementing cost-cutting measures in the United States since the second half of FY 2009 to offset the effects of the economic downturn. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, with respect to our operating segments, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of QE FY 2011 sales to total revenues at 57% is higher than the 20% at Pac-Van, (2) Pac-Van has an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.
Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.1 million to $4.7 million during QE FY 2011 from $4.6 million during QE FY 2010. The decrease was primarily due to the completion of the amortization period of certain intangible assets that were recorded in connection with our acquisition of Royal Wolf in September 2007.
Interest Expense. Interest expense of $4.8 million in QE FY 2011 was $0.9 million higher than the $3.9 million in QE FY 2010. This was comprised of an increase of $0.8 million at Royal Wolf and $0.1 million in the United States. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 11.3% in QE FY 2011, as compared to 10.1% in QE FY 2010; and the weighted-average rate in the United States was 6.1% in QE FY 2011, as compared to 5.7% in QE FY 2010.

Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during QE FY 2011 as compared to QE FY 2010 and from December 31, 2010 to March 31, 2011. The currency exchange rate of one Australian dollar at December 31, 2010 was $1.0163 U.S. dollar compared to $1.0311 U.S. dollar at March 31, 2011. In QE FY 2011, net unrealized and realized foreign exchange gains (losses) totaled under ($0.1) million and $0.2 million, respectively, and net unrealized losses on forward currency exchange contracts totaled under $0.1 million. In QE FY 2010, net unrealized and realized foreign exchange gains totaled $0.7 million and under $0.1 million, respectively, and net unrealized losses on forward currency exchange contracts totaled under $0.1 million in QE FY 2010.
Income Taxes. Our effective income tax rate was 37.2% and 36.4% during QE FY 2011 and QE FY 2010, respectively. The effective rate in both periods is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes, offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $2.3 million in QE FY 2011, as compared to $0.6 million in QE FY 2010, reflecting the enhanced redemption value of the put option as Royal Wolf’s profitability increases. As discussed in Note 8 of Notes to Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011.
Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders of $2.5 million in QE FY 2011, as compared to a net loss of $0.8 million in QE FY 2010, primarily as a result of the increased accretion of the Bison Capital put option and higher interest expense in QE FY 2011 from QE FY 2010, offset somewhat by the increased profitability in the Asia-Pacific area.
Nine Months Ended March 31, 2011 (“YTD FY 2011”) Compared to Nine Months March 31, 2010 (“YTD FY 2010”)
The following compares our YTD FY 2011 results of operations with our YTD FY 2010 results of operations.
Revenues. Revenues increased approximately 17% to $131.7 million in YTD FY 2011 from $112.8 in YTD FY 2010. This consisted of an increase of $20.5 million, or 29%, in revenues at Royal Wolf and a $1.6 million decrease, or 4%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in YTD FY 2011 versus YTD FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 19%. This increase at Royal Wolf was substantially due to the growth in the mining sector, which revenues increased by approximately $8.4 million in YTD FY 2011 from QE FY 2010. Since the second half of our FY 2009, the economic downturn, particularly in the construction-related sector, has resulted in a significant reduction in our overall business in United States. In YTD FY 2011, when compared to YTD FY 2010, revenues in this sector decreased by $1.6 million. Sales and leasing revenues represented 50% each of total revenues in YTD FY 2011 and 49% and 51% of total revenues in YTD FY 2010, respectively.
Sales during YTD FY 2011 amounted to $66.1 million, compared to $55.1 million during YTD FY 2010; representing an increase of $11.0 million, or 20%. This included an increase of $12.6 million, or 31% in sales at Royal Wolf and a $1.6 million decrease, or 11%, in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in YTD FY 2011 versus YTD FY 2010, caused a portion of the increase in sales revenues at Royal Wolf which otherwise would have shown an increase of 22%. In YTD FY 2011, sales in the Asia-Pacific area increased $5.1 million in our national accounts group (or non-retail operations), primarily because of the enhanced activity in the mining, defense and building and construction sectors; and increased $7.5 million in our CSC retail operations from YTD FY 2010. In the United States, the lower sales revenues in YTD FY 2011 from YTD FY 2010 were primarily from modular building and mobile office projects in the commercial, construction and government sectors.

The $7.5 million revenue increase at Royal Wolf in the retail operations resulted from a $4.0 million increase due to higher prices and a favorable foreign exchange rate effect of $3.7 million, offset somewhat by a $0.2 million decrease in unit sales. The higher sales revenues were primarily due to increased demand in our CSCs in Western Australia because of increased activities in the oil and gas exploration and defense sectors in that region, as well as increased business in our CSCs in the Queensland and Victoria regions.
The $5.1 million revenue increase at Royal Wolf in the national accounts group resulted from a $7.1 million increase due to higher prices and a favorable foreign exchange rate effect of $0.7 million, offset somewhat by a $2.7 million decrease in unit sales. YTD FY 2011 revenues included the sales of 198 mining container units (versus 43 units in YTD FY 2010) for $3.9 million to one customer. While not necessarily of the same magnitude, we believe that the opportunity for future sales of these container units to this and other customers exist.
Leasing revenues during YTD FY 2011 totaled $65.6 million, as compared to $57.7 million during YTD FY 2010, representing an increase of $7.9 million, or 14%. Leasing revenues increased at Royal Wolf by $7.9 million, or 26%, and remained flat at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in YTD FY 2011 versus YTD FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 15%. The favorable foreign exchange rate effect at Royal Wolf in YTD FY 2011 totaled $3.4 million ($2.9 million and $0.5 million in our retail business and national accounts group, respectively) from YTD FY 2010.
At Royal Wolf, average utilization in the retail operations was 88% during YTD FY 2011, as compared to 79% during YTD FY 2010; and average utilization in the national accounts group operations was 81% during YTD FY 2011, as compared to 74% during YTD FY 2010. Overall average utilization at Royal Wolf was 85% in YTD FY 2011 and 77% in YTD FY 2010; and the average monthly lease rate of containers was AUS$155 in both YTD FY 2011 and YTD FY 2010. Leasing revenues in YTD FY 2011 increased in part as a result of demand for storage and accomodation units caused by the Queensland, Australia flooding and the Christchurch, New Zealand earthquake. However, we believe the primary reasons we were able to both increase our overall average utilization and maintain our composite monthly lease rate between the periods at Royal Wolf were because of the improving economy in the Asia-Pacific area and because of our position as the only national company in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 86%, 65% and 74% and monthly lease rates were $95, $223 and $835 for containers, mobile offices and modular units, respectively, during YTD FY 2011; as compared to 76%, 62% and 76% and $94, $239 and $926 for containers, mobile offices and modular units in YTD FY 2010, respectively. The generally lower monthly lease rates resulted from lower demand and increased competition, particularly in the construction-related industry. Pac-Van is required to maintain a minimum average composite utilization rate, as defined, of over 60% for each quarter. For YTD FY 2011, the average composite utilization rate was 73%.
The average value of the Australian dollar against the U.S. dollar strengthened during YTD FY 2011 as compared to YTD FY 2010. The average currency exchange rate of one Australian dollar during YTD FY 2011 was $0.96510 U.S. dollar compared to $0.88132 U.S. dollar during YTD FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $7.8 million in YTD FY 2011 when compared to YTD FY 2010.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $7.2 million to $50.1 million during YTD FY 2011 from $42.9 million during YTD FY 2010, but was proportionately more profitable. Our gross profit percentage from sales revenues was 24% in YTD FY 2011 versus 22% in YTD FY 2010.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased, by $7.7 million ($5.7 million of which was at Royal Wolf), to $55.1 million during YTD FY 2011 from $47.4 million during YTD FY 2010. However, as a percentage of revenues, these operating expenses were 42% in both YTD FY 2011 and YTD FY 2010. Since the second half of FY 2009, we implemented cost-cutting measures in primarily the United States to offset the effects of the economic downturn. This cost cutting involved: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, with respect to our operating segments, Pac-Van’s operating expenses as a percentage of revenues are higher than Royal Wolf’s percentage as: (1) Royal Wolf’s mix of YTD FY 2011 sales to total revenues at 58% is higher than the 33% at Pac-Van, (2) Pac-Van has an office modular fleet which is a lower margin product line; and (3) Pac-Van has less density in its retail markets.

Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million to $14.3 million during YTD FY 2011 from $14.9 million during YTD FY 2010. The decrease was primarily due to (1) an adjustment of $0.5 million in YTD FY 2010 related to the amortization period of certain intangible assets and (2) the completion of the amortization period of certain intangible assets; all of which were recorded in connection with our acquisition of Royal Wolf in September 2007.
Interest Expense. Interest expense of $13.4 million in YTD FY 2011 was $1.6 million higher than the $11.8 million in QE FY 2010. This was comprised of an increase of $1.2 million at Royal Wolf and $0.4 million in the United States. Royal Wolf’s weighted-average interest rate (without the effect of the interest rate swap and option contracts) was 11.0% in YTD FY 2011, as compared to 10.1% in YTD FY 2010; and the weighted-average rate in the United States was 6.1% in YTD FY 2011, as compared to 5.4% in YTD FY 2010.
Foreign Currency Exchange. We have certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar could have a significant impact in our reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during YTD FY 2011 as compared to YTD FY 2010 and from June 30, 2010 to March 31, 2011. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $1.0311 U.S. dollar at March 31, 2011. In YTD FY 2011, net unrealized and realized foreign exchange gains totaled $4.5 million and $0.5 million, respectively, and net unrealized losses on forward currency exchange contracts totaled $0.4 million. In YTD FY 2010, net unrealized and realized foreign exchange gains totaled $2.6 million and $0.4 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.7 million in YTD FY 2010.
Income Taxes. Our effective income tax rate was 37.8% and 36.3% during YTD FY 2011 and YTD FY 2010, respectively. The effective rate in both periods is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes, offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area, which is deductible for U.S. income tax reporting purposes. At June 30, 2010, we had a U.S. federal net operating loss carryforward of approximately $47 million, which expires if unused during our fiscal years ending June 30, 2020 — 2030.
Noncontrolling Interest. Noncontrolling interest, which represents Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $3.4 million in YTD FY 2011, as compared to $1.7 million in YTD FY 2010, reflecting the enhanced redemption value of the put option as Royal Wolf’s profitability increases. As discussed in Note 8 of Notes to Consolidated Financial Statements, we commenced accreting the redemption value of the Bison Capital put option over the period from July 1, 2009 through June 30, 2011.
Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders of $12 million in YTD FY 2011, as compared to a net loss of $2.0 million in YTD FY 2010, primarily as a result of increased profitability in the Asia-Pacific area, offset somewhat by the increased accretion of the Bison Capital put option and higher interest expense in YTD FY 2011 from YTD FY 2010.
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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2010	2011	2010	2011
Net income (loss)	$(203)	$(196)	$(116)	$2,341
Add (deduct) —
Provision (benefit) for income taxes	(116)	(116)	(66)	1,425
Foreign currency exchange (gain) loss and other	(578)	(108)	(3,716)	(4,573)
Interest expense	3,932	4,822	11,771	13,454
Interest income	(56)	(124)	(178)	(354)
Depreciation and amortization	4,578	4,720	14,929	14,252
Share-based compensation expense	199	212	615	581

Adjusted EBITDA	$7,756	$9,210	$23,239	$27,126

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
Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage. In addition, we have certain obligations and subordinated notes payable to Bison Capital (with our purchase of Royal Wolf) and a subordinated note payable by GFN to Laminar Direct Capital, L.L.C. (“Laminar”), that was issued in connection with the refinancing at Pac-Van in YTD FY 2011 (see below). We also have a $1.0 million credit facility with Union Bank at GFN under which no borrowings were outstanding as of March 31, 2011.
The economic downturn in the United States, particularly in the construction —related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), and, until recently, the global economy in general, have had an adverse impact on the Company’s operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and continue complying with the financial loan covenants of our senior lenders. In addition, on June 25, 2010, we completed a rights offering for the issuance and sale of units at $1.50 each (with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share). We utilized $4,800,000 of the approximately $5,900,000 net proceeds from the rights offering in the refinancing at Pac-Van in YTD FY 2011 (see below).
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

At March 31, 2011, we were, among other things, not in compliance with the senior leverage ratio financial covenant under the PNC Credit Facility. The senior lenders have amended the PNC Credit Facility to waive this covenant noncompliance at the March 31, 2011 measurement date and to require a cash equity infusion of not less than $5,000,000 by July 31, 2011. We believe that, unless there is a significant improvement in Pac-Van’s operating results or a capital infusion of greater than the required $5,000,000 is made to reduce the outstanding borrowings under the PNC Credit Facility, it is likely that we will be noncompliant with this financial covenant at year end. In the event of noncompliance, there is no assurance that the senior lenders would again consent to a waiver or an amendment; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.
Reference is made to Notes 3 and 4 of Notes to Condensed Consolidated Financial Statements for more information regarding our rights offering and indebtedness.
As of March 31, 2011, our required principal and other obligations payments (including Bison Capital’s put option exercisable in July 2011) for the twelve months ending March 31, 2012 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2012	2013	2014	2015
ANZ Credit Facility (a)	$18,339	$68,854	$748	$320
Bison Capital Subordinated Notes	5,500	16,356	—	—
Bison Capital Put Option	15,165	—	—	—
PNC Credit Facility (b)	—	68,546	—	—
Laminar Note (c)	—	—	15,000	—
Other	817	496	731	48

	$39,821	$154,252	$16,479	$368

(a)	Reflects the overdraft facilities totaling $5,302 as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ credit facility in September 2012.

(b)	Scheduled to mature in January 2013.

(c)	Scheduled to mature in July 2013.
We will require external financing to pay in due course the $5.5 million due Bison Capital in July 2011 and the Bison Capital put option, if exercised in July 2011. This put option could be paid, with Bison Capital’s approval, by a combination of cash and common stock. While we believe such external financing could be derived from various sources, including individual or institutional investors, there can be no assurance that we will be successful in raising the required capital under favorable terms and conditions, if at all.
In addition, unless conditions significantly change, a company-wide capital restructuring will be required some time before or during our fiscal year ending June 30, 2013, as most of the outstanding indebtedness matures during this period. In the foreseeable future, however, we have two principal objectives with respect to our liquidity:
1. Reduce overall senior and other debt leverage at Pac-Van to meet loan covenant requirements by minimizing capital and other expenditures and using operating cash flow to pay interest and outstanding borrowings.
2. Generate sufficient capital, either through operations or external sources, including debt or equity, to (a) meet required principal and other obligations payments (including the potential payment of the Bison Capital put option), and (b) procure inventory and lease fleet to meet the increasing business in the Asia-Pacific area.
To meet the principal objectives outlined above, on April 11, 2011, we announced that Royal Wolf is considering a proposal to undertake an initial public offering in Australia and apply for listing on the Australian Securities Exchange (“Australian IPO”). The Australian IPO remains subject to, among other things, pricing and execution of an underwriting agreement on acceptable terms and a final decision on whether or not to proceed has not yet been made. If successful, we intend to retain an indirect majority interest in Royal Wolf subsequent to the Australian IPO and to use the net proceeds for, among other things, satisfying Bison Capital’s put option, reducing senior and subordinated borrowings at Royal Wolf and at Pac-Van, paying the costs of the Australian IPO and for general working capital purposes.
It is proposed that the Australian IPO will include a broker firm offer and an institutional offer, but will not be available to persons who are in the United States.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.
Cash Flow for YTD FY 2011 Compared to YTD FY 2010
Our leasing business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our retail locations and to add to the breadth of our product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.
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

	Nine Months Ended March 31,
	2010	2011
Net cash provided by operating activities	$18,762	$21,803

Net cash provided (used ) by investing activities	$1,058	$(18,665)

Net cash used by financing activities	$(21,951)	$(6,796)

Operating activities. Our operations provided net cash flow of $21.8 million during YTD FY 2011, an increase of $3.0 million from the $18.8 million provided during YTD FY 2010. This was primarily because net income increased to $2.3 million in YTD FY 2011 from a net loss of $0.1 million in YTD FY 2010; offset somewhat by cash flow from the management of operating assets and liabilities decreasing by $1.2 million in YTD FY 2011 from YTD FY 2010. In both YTD FY 2011 and YTD FY 2010, operating cash flow was enhanced by non-cash adjustments of depreciation and amortization on fixed and intangible assets of $14.3 million and $14.9 million; and was offset somewhat by reductions of unrealized foreign exchange gains totaling $4.5 million and $2.6 million, respectively. In addition, during both periods, operating cash flows were reduced by gains on the sales of lease fleet totaling $3.9 million in YTD FY 2011 and $5.6 million in YTD FY 2010. Historically, our cash provided by operating activities is also enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our federal and state net operating loss carryforwards.
Investing Activities. Net cash used by investing activities was $18.7 million during YTD FY 2011, as compared to $1.1 million provided during YTD FY 2010. During YTD FY 201, purchases of property, plant and equipment, or rolling stock, were approximately $2.6 million in YTD FY 2011 and $1.4 million in YTD FY 2010; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $15.3 million in YTD FY 2011 and a negative $2.4 million in YTD FY 2010. We have increased our lease fleet investing in the Asia-Pacific area during YTD FY 2011 to meet the demands of the additional business from its improving economy. However, we continue to minimize capital expenditures in the United States and anticipate our near term investing activities domestically will be primarily focused on acquiring (a) specific types of units that are not in our fleet and are placed on-rent, (b) technology and communication improvements for our telephone and computer systems and (c) delivery equipment whereby we would derive improved customer service levels and cost savings. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to 5,000 containers, if offered to us, and the put option pertaining to Bison Capital’s minority interest of 13.8% in GFN U.S. (see Note 8 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.
Financing Activities. Net cash used by financing activities was $6.8 million during YTD FY 2011, as compared to $22.0 million provided during YTD FY 2010. In YTD FY 2011, we acquired through Pac-Van, in two separate transactions, the business of Advanced Mobile Storage for a total of $0.9 million in cash. We also reduced our outstanding borrowings in YTD FY 2011 by $6.2 million, as compared to $21.7 million in YTD FY 2010, and incurred deferred financing costs of $1.3 million during the refinancing at Pac-Van in July 2010 (see Note 4 of Notes to Condensed Consolidated Financial Statements). These investing uses in YTD FY 2011 were offset somewhat by net proceeds received on capital leasing activities of $0.9 million. Since the second half of our fiscal year ended June 30, 2009, reducing the overall senior and other debt leverage, particularly in the United States, has been a principal objective.

Asset Management
Receivables and inventories (including foreign translation effect) were $27.4 million and $20.0 million at March 31, 2011 and $27.4 million and $19.1 million at June 30, 2010, respectively. Inventory levels have increased at March 31, 2011 from June 30, 2010, due primarily to the improving economy in the Asia-Pacific area; but effective asset management remains a significant focus, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At March 31, 2011, days sales outstanding (“DSO”) in trade receivables were 41 days and 63 days for Royal Wolf and Pac-Van, as compared to 43 days and 53 days at June 30, 2010, respectively. The lengthening of DSO at Pac-Van was primarily due to a greater proportion of unbilled receivables for in-process projects at March 31, 2011 when compared to June 30, 2011.
The net book value of our total lease fleet increased (including foreign translation effect) from $188.4 million at June 30, 2010 to $213.9 million at March 31, 2011. At March 31, 2011, we had 40,750 units (16,678 units in retail operations in Australia, 7,455 units in national account group operations in Australia, 5,544 units in New Zealand, which are considered retail; and 11,073 units in the United States) in our lease fleet, as compared 37,862 units (15,945 units in retail operations in Australia, 6,444 units in national account group operations in Australia, 4,538 units in New Zealand, which are considered retail; and 10,935 units in the United States) at June 30, 2010. At those dates, 33,118 units (13,902 units in retail operations in Australia, 5,767 units in national account group operations in Australia, 5,166 units in New Zealand, which are considered retail; and 8,283 units in the United States) and 29,735 units (12,997 units in retail operations in Australia, 4,875 units in national account group operations in Australia, 3,954 units in New Zealand, which are considered retail; and 7,909 units in the United States) were on lease, respectively.
In the United States, the lease fleet was comprised of 3,966 containers, 6,119 mobile offices and 988 modular units at March 31, 2011; and 3,800 containers, 6,144 mobile offices and 991 modular units at June 30, 2010. At those dates, in the United States, units on lease were comprised of 3,516 containers, 4,011 mobile offices and 756 modular units; and 3,205 containers, 3,973 mobile offices and 731 modular units, respectively.
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

We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At March 31, 2011, there were no significant changes in events or circumstances that were not existing or considered since the last annual test at Royal Wolf or Pac-Van. However, if Pac-Van’s operating results worsen for the remainder of the current fiscal year, a potential step-one impairment would most likely exist again at year-end. The range of the potential impairment would vary depending on the range of valuation assumptions used and could be significant.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 9, 2011, we entered into a First Amendment to Revolving Credit and Security Agreement with PNC, as administrative and collateral agent for the lenders of the PNC Credit Facility. A copy of that agreement is attached as Exhibit 10.3.

Item 6.	Exhibits
See Exhibit Index Attached.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2011	GENERAL FINANCE CORPORATION
	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.1
Annual Review and Variation Letter executed on December 31, 2010 among Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2011)

10.2
Letter of Offer executed on March 4, 2011 by Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed March 7, 2011)

10.3
First Amendment to Revolving Credit and Security Agreement, dated May 9, 2011, by and among Pac-Van, Inc., an Indiana corporation, GFN North America Corp., a Delaware corporation, the financial institutions party hereto (collectively, the “Lenders”), and PNC Bank, National Association, as administrative and collateral agent for the Lenders

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350