Form 10-K
period 2011-06-30
General Finance CORP
filed 2011-09-23
CIK 1342287

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-32845
(Exact name of registrant as specified in its charter)

Delaware	32-0163571
(State or other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

39 East Union Street
Pasadena, California 91103	(626) 584-9722
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant	NASDAQ Global Market

Common Stock, $0.0001 par value	NASDAQ Global Market

Warrants to Purchase 0.5 Shares of Common Stock	NASDAQ Global Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2010 was approximately $26,937,000 based on a closing price of $1.98 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.
There were 22,013,299 shares of the Registrant’s Common Stock outstanding as of September 9, 2011.
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
2011 ANNUAL REPORT ON FORM 10-K

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
References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH” or “GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (combined with GFNMS, “Pac-Van”).
Background and Overview
We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006. On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf by purchasing the outstanding shares of RWA. The purchase price paid to the former shareholders of RWA was $64.3 million, which consisted of $44.7 million in cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid $46.5 million to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. Pac-Van leases and sells storage and office containers, modular buildings and mobile offices in the United States.
The economic downturn in the United States, particularly in the construction —related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), and, until recently, the global economy in general, have had an adverse impact on the Company’s operating results. To offset this adverse effect, we undertook cost-reduction and other measures, particularly in the U.S., to reduce our indebtedness and to strive to comply with financial loan covenants. Reference is made to the “Liquidity and Financial Condition” section for a discussion of the more significant capital transactions we undertook in improving our senior and other debt leverage position, including an initial public offering (“IPO”) in Australia of a noncontrolling interest in Royal Wolf.
Our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through seventeen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of June 30, 2011, we had 229 and 179 employees and 30,170 and 11,176 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; mobile storage and modular space, which we collectively refer to as the “portable services industry.” Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the year ended June 30, 2011 the mix was 51% sales and 49% leasing.
Our products include the following:
Mobile Storage
Storage Containers. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.
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
Mobile Offices. Also known as trailers or construction trailers, mobile offices are re-locatable units with aluminum or wood exteriors on wood (or steel) frames on a steel carriage fitted with axles, allowing for an assortment of “add-ons” to provide comfortable and convenient temporary space solutions.
Portable Container Buildings and Office Containers. Portable container buildings and office containers are either modified or specifically-manufactured containers that provide self-contained office space with maximum design flexibility. Office containers in the U.S. are oftentimes referred to as ground level offices (“GLOs”).
ROYAL WOLF
Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Royal Wolf leases and sells storage container products through its 23 Customer Service Centers (“CSCs”) located in every state in Australia and in the North and South Islands of New Zealand. We believe Royal Wolf has the largest lease fleet of storage container products in Australia and New Zealand. Royal Wolf is the only portable container lease and sales company with CSCs in all major business centers in Australia and New Zealand and, as such, is the only storage container products company in Australia and New Zealand with a national infrastructure and work force. Royal Wolf has an experienced senior management team. Robert Allan, the chief executive officer of Royal Wolf, has 26 years of experience in the equipment leasing industry. The ten members of the senior management team of Royal Wolf have an average of over 15 years of experience in the equipment leasing industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.
Royal Wolf’s storage container products are used by a broad range of industries. Our storage container products provide secure, accessible temporary storage for a diverse client base of nearly 21,000 large and small customers who conduct business in industries that include mining, road and rail, construction, moving and storage, manufacturing, transportation, defense and in the support of small and medium-size entities (“SMEs”). Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods.
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
Leverage our Infrastructure through Acquisitions. Our branch network infrastructure covers a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing or acquired CSCs or adding new fleets allows us to more effectively leverage our infrastructure. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area. From September 2007 through October 2008, Royal Wolf completed six acquisitions and, as a result of these acquisitions and organic growth, Royal Wolf’s lease fleet grew to over 30,000 units as of June 30, 2011.

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
We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $251 million (AUS$237 million), with an estimated 60% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, leasing revenues will account for an increasing proportion of the total revenue.
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
The mobile storage markets in Australia and New Zealand are highly fragmented. In most locations in Australia, Royal Wolf competes with several national and regional competitors, including, Cronos, and CGM-CMA, as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, most are heavily reliant on monthly sales performance, have slowly growing rental fleets and have limited ability to transact larger deals. The New Zealand market is even more fragmented.
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

Portable Container Buildings Market
The portable container buildings market in Australia was estimated to have generated revenue totaling $1,272 million (AUS$1,200 million) during the year ended June 30, 2010, of which approximately $572 million (AUS$540 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in January 2011. The portable buildings market consists of the following:
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
Freight Container Market
Based upon internal analysis, Royal Wolf’s management team estimates that the freight container market in Australia generates approximately $42 million (AUS $40 million) in aggregate annual lease and sales revenues. The rate of growth in this industry has been slow compared with the portable container storage and portable container buildings market, which reflects the relative maturity of this industry. Although there is potential for growth in the freight container market as more road and rail carriers recognize the efficiencies of containerization, Royal Wolf’s present strategy is to maintain rather than grow its container fleet in this sector. Competitors include Cronos and the SCF Group (Simply Containers).

The following table lists Royal Wolf’s principal competitors in the Australian freight container market:

Competitor	Scope of Operations
Cronos	National
SCF Group	National
Products and Services
Royal Wolf is the only storage container product company in Australia and New Zealand with both the national presence and product range capable of servicing all sectors of the domestic rental and sales market. The Company’s key products include:

Mobile storage containers:	10-foot, 20-foot and 40-foot general purpose units Double pallet-wide high cube units Hazardous goods containers Refrigerated containers

Portable building containers:	Site offices and cabins Workforce accommodation units Luxury accommodation units Restroom blocks Blast-resistant units Specialized office and infrastructure suites

Freight containers:	Curtain-side containers 20-foot and 40-foot Hi-cube containers 20-foot and 40-foot two pallet-wide containers Side-opening door containers 20-foot bulk containers
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
There were 20,439 mobile storage containers in the lease fleet at June 30, 2011. The amount and percentage of Royal Wolf’s total sales and leasing revenues of mobile storage containers for the fiscal year ended June 30, 2011 (FY 2011”) were as follows ($ in millions):

	Dollars	Percentage
Sales	$65.4	87%
Leasing	34.9	68

Total revenues from mobile storage containers were 80% of Royal Wolf’s total revenues in FY 2011.
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
There were 2,227 portable container buildings in the lease fleet at June 30, 2011. The amount and percentage of Royal Wolf’s total sales and leasing of portable container building revenues for FY 2011 were as follows ($ in millions):

	Dollars	Percentage
Sales	$8.6	12%
Leasing	7.1	13

Total revenues from portable container buildings were 12% of Royal Wolf’s total revenues in FY 2011.

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
There were 7,504 freight containers in the lease fleet at June 30, 2011. The amount and percentage of Royal Wolf’s total sales and leasing of freight container revenues for FY 2011 were as follows ($ in millions):

	Dollars	Percentage
Sales	$0.8	1%
Leasing	9.6	19

Total revenues from freight containers were 8% of Royal Wolf’s total revenues in FY 2011.
Most of our fleet is comprised of new and refurbished and customized storage containers, manufactured steel containers and record storage units, along with our freight and accommodation units. These products are designed for long useful lives.
A portion of our fleet consists of used storage containers of eight to 13 years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the International Organization for Standardization, which we refer to as “ISO.” Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, and further customize them, and add our decals and branding.
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
Each of the following material suppliers was the source of five percent or more of Royal Wolf’s container purchases during FY 2011:

		Percentage of
Suppliers	Type of Product Purchased	Container Purchases

Nantong CIMC	New	14%
Tradecorp International	New and used	8
World Container Trailers	New	8
China Shipping	Used	7
Flex Box	New	5

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
In connection with a Business Sale Agreement dated November 14, 2007 with GE SeaCo Australia Pty Ltd. (GE SeaCo”), Royal Wolf entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to Royal Wolf, and Royal Wolf has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 5,000 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012. Approximately 580 units were purchased under this contract during FY 2011.

CSC Network
Royal Wolf leases and sells its storage container products from an Australia and New Zealand network of 23 CSCs, the largest branch network of any storage container company in Australia and New Zealand. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force.
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
The following map shows Royal Wolf’s existing CSC locations at June 30, 2011:
Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our six regional managers. Our regional managers, in turn, report to our CSC or retail manager. Performance-based incentive bonuses are a portion of the compensation for the CSC, regional and branch managers.
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
Except for the Auckland, New Zealand self-storage and regional office site, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of up to 15 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties. Reference is made to “Item. 2 — Properties” for a more detailed description of our leased facilities.

Customers
Royal Wolf has a broad base of nearly 21,000 active customers, with only one customer constituting more than 2% of our annual revenue for FY 2011. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the disparity of Royal Wolf’s customer base reduces the business exposure to a significant downturn in any particular industry.
Royal Wolf provides its customers a solutions-oriented approach, with high reliability in equipment quality and supply, with prompt and efficient delivery and pick-up, and with superior service and product knowledge. This is supported by a highly responsive national marketing team, in-house finance, and control and engineering expertise and nationally linked fleet management and accounting systems. Royal Wolf is the largest and only truly national supplier of container products in Australia and New Zealand, and the only container company with the scale and capacity to service a full range of customers; from small local accounts right through to the largest national businesses. Royal Wolf’s diverse customer base is depicted in the following chart for FY 2011:
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
Sales and Marketing
Royal Wolf’s sales and marketing strategy is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages, internal advertising and SEO (search engine optimization), print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is for Royal Wolf to be one of the suppliers that potential customers call.

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
Management Information Systems
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
Employees
As of June 30, 2011, Royal Wolf employed 229 full-time employees in the following major categories:

Senior and CSC management	16
Corporate staff	21
Sales and marketing	73
CSC operations and administration	119
None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.
PAC-VAN
Pac-Van leases and sells mobile storage containers, container offices, mobile offices and modular buildings to customers throughout a number of industries through its branch network of 26 locations in 18 states. The management team led by Ted Mourouzis, as President, has extensive experience in the industry and with Pac-Van.
Pac-Van competes in the mobile storage and modular space and industries. Mobile storage generally includes providing customers with secure, temporary storage at their site locations. Modular space includes mobile offices and modular buildings and involves the rental and sales of factory built structures and the delivery and installation of the equipment at customer properties. Both lines of business serve a broad range of industries, including construction, services, retail, manufacturing, transportation, utilities and government.
We are pursuing a business strategy focused on growing our storage and office container lease fleet, maintaining disciplined cost controls, reducing indebtedness and eventually completing accretive acquisitions, as follows:
Focus on Increasing our Container Lease Fleet. We will emphasize expansion of our higher return products, particularly storage and office containers. In addition, we will continue to pursue the introduction of specialty storage and office products that can attain long lease durations and high leasing operating margins.
Disciplined Cost Controls. Pac-Van’s size and experience permits it to more rapidly adjust to changing market conditions than many of its larger competitors. These attributes enable Pac-Van to quickly adjust capital expenditures and other spending and maintain more disciplined cost controls than competitors whose cost structures include manufacturing, large payrolls and large investments in outdated product classes, such as storage trailers.
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
Accretive Acquisitions. Pac-Van plans to focus on acquisitions that are both accretive and have container products. These acquisitions, especially “tuck in” acquisitions, allow Pac-Van to leverage the fixed costs of its branch offices with additional lease fleet that deliver scale and increased profitability.

Industry Overview
Pac-Van competes in two different, but related, sectors of the portable services industry, mobile storage and modular space.
Mobile Storage Container Market
Mobile Storage is used primarily by businesses for secure, temporary storage at the customer’s location and offers customers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at a fixed-site self-storage facility. A broad range of industries, including construction, industrial, commercial, services, retail, and government utilize mobile storage equipment to meet both their short-term and permanent storage needs. Although Pac-Van is not aware of any published estimates, Pac-Van believes the mobile storage industry is growing due to an increasing awareness of its convenience and cost benefits. The mobile storage industry is highly fragmented, with numerous participants in local markets leasing and selling storage containers, storage trailers and other structures.
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
Modular Space Market
Modular Space is used primarily by businesses to address either temporary or permanent space needs. We believe modular space delivers four core benefits: lower costs, flexibility, reusability and timely solutions. Modular buildings offer customers significant cost savings over permanent construction and can generally be installed quicker because site work and fabrication can take place concurrently. In addition, modular solutions are not site specific and can be configured in multiple ways to meet a variety of needs. Finally, modular buildings are reusable and will generally serve a wide variety of users during their life span. We believe this characteristic can be a key competitive advantage with the emphasis on green building. The Modular Building Institute, in its State of the Industry 2011 Annual Reports estimated that U.S. modular space industry dealers earned in excess of $5.0 billion of leasing and sales revenues in 2010. The industry has expanded rapidly over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown. We believe we are well-positioned to benefit from growth in the modular space industry.
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
Business Attributes
Pac-Van is a recognized provider of modular buildings, mobile offices and mobile storage products on a national, regional and local basis in the United States. Pac-Van believes it possesses the following strengths:
Extensive Geographic Coverage. With growing lease fleet of over 11,000 units, Pac-Van is a national participant in the mobile and modular sectors of the portable services industry. Pac-Van’s branch offices serve 17 of the 50 largest Metropolitan Statistical Areas, or MSAs, in the United States. Pac-Van serves a diverse base of national, regional and local customers. The size of Pac-Van’s fleet also allows Pac-Van to offer a wide selection of products to its customers and to achieve purchasing efficiencies.
Diversified Customer Base. Pac-Van has established strong relationships with a diverse customer base in the U.S., ranging from large companies with a national presence to small local businesses. During FY 2011, Pac-Van leased or sold its equipment to approximately 7,400 customers. In FY 2011, Pac-Van’s largest customer accounted for approximately 2% of its total revenues and Pac-Van’s top ten customers accounted for approximately 11% of its total revenues. Pac-Van believes that the diversity of its business limits the impact on Pac-Van of changes in any given customer, geography or market.

Sales and Marketing Excellence. Pac-Van has implemented a centralized customer relationship management system that allows it to coordinate its sales and marketing efforts. Through its branch network, Pac-Van develops local market knowledge and strong customer relationships while the corporate based marketing group manages the company’s brand image, web presence, and lead generation programs. Pac-Van provides ongoing training to it sales team and also monitors call quality and surveys it customer to ensure that customer interactions meet its standards. All of Pac-Van’s lease fleet carries signage reflecting its brand, important to the ongoing branding and name recognition in marketing its products
Focus On Customer Service and Support. Pac-Van’s operating infrastructure in the U.S. is designed to ensure that Pac-Van consistently meets or exceeds customer expectations. On the national and regional level, Pac-Van’s administrative support services and scalable management information systems enhance its service by enabling Pac-Van to access real-time information on product availability, customer reservations, customer usage history and rates. Pac-Van believes this focus on customer service attracts new and retains existing customers. In FY 2011, more than 90% of its lease and lease-related revenues were generated from customers who leased from Pac-Van in prior years.
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
Products and Services
Pac-Van provides a broad range of products to meet the needs of its customer base. These products include storage containers, office containers, mobile offices and modular buildings. The following provides a description of Pac-Van’s products:
Storage Containers. Storage containers also consist of domestic storage containers and include storage trailers. Storage containers vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers are steel units, which are generally eight feet wide and eight and one-half feet high; and, like at Royal Wolf, are built to ISO standards for carrying ocean cargo. Pac-Van purchases both new and used storage containers. Domestic storage containers are generally eight feet wide, ten feet high and come in lengths ranging from 40 to 53 feet. Storage trailers, which vary in size from 28 to 53 feet in length, have wheels and hitches and provide dock height storage. At June 30, 2011, there 4,072 storage containers in Pac-Van’s lease fleet.
Container Offices. Container offices are storage containers that have been modified to include office space. Floor plans can be either all office space or a combination of office and storage space. The office space includes features similar to those found in mobile offices. Like storage storages, container offices typically come in lengths of 20 feet and 40 feet. Due to their construction, they provide greater security than traditional field offices, and since they sit at ground level they don’t require stairs for entry and exit. Container offices are oftentimes referred to as “GLOs” (ground level offices). At June 30, 2011, there were 1,274 container offices in Pac-Van’s lease fleet.
Mobile Offices. Sales and construction offices, also known as field offices, are factory built, single-unit structures primarily that are relocatable and used primarily for temporary office space. These units are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Standard field offices come in 8, 10, 12, and 14 foot widths and range in size from approximately 160 square feet to 1,000 square feet. They include HVAC systems, lighting, electrical wiring, phone jacks, plan tables, shelving, and other features normally associated with basic office space. Sales offices typically come in 12 foot widths and provide 350 to 700 square feet. In addition to the basic amenities included in a field office, sales offices generally have wood siding, carpeting, high ceilings, custom windows, and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. All of Pac-Van’s mobile offices are built by an established network of manufacturing partners to standard specification, which may vary depending on regional preferences. In addition, Pac-Van builds these units to meet state building code requirements and generally obtains multi-state codes enabling the company to move equipment among its branch network to meet changing demand and supply conditions. At June 30, 2011, there were 4,839 mobile offices in Pac-Van’s lease fleet.

Modular Buildings. Modular buildings are factory-built, portable structures generally consisting of two or more floors and are used in a wide variety of applications, ranging from schools to restaurants to medical offices. Ranging in size from 1,000 to more than 30,000 square feet, the company’s modular buildings are constructed in many sizes and are usually designed to satisfy unique customer requirements. Like mobile offices, Pac-Van procures modular buildings from an established network of manufacturing partners to meet state building requirements, and generally obtains multiple state codes for each unit. As of June 30, 2011, there were 991 modular building units in Pac-Van’s lease fleet.
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
Pac-Van complements its core leasing business by selling either existing rental fleet assets or assets purchased specifically for resale. In FY 2011, management estimates that nearly 33% of the sales came from existing fleet units. The sale of lease fleet units has historically been a cost-effective method of replenishing and upgrading the lease fleet. As with the leasing business, Pac-Van provides additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, Pac-Van provides not only the underlying equipment but also a full range of ancillary services, such as a foundation, specialty interior finishes, and landscaping, necessary to make the equipment fully operational for the customer.
The following charts provide the mix of Pac-Van’s products in the lease fleet in both units and dollars at June 30, 2011:
Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. Pac-Van monitors fleet utilization at each branch. For FY 2011, average unit utilization of the lease fleet was approximately 73% on a gross dollar basis and 74% on a unit basis. While Pac-Van adjusts its pricing to respond to local market conditions, management believes that it generally achieves a rental rate equal to or above that of competitors because of the quality of Pac-Van’s products and its high level of customer service. As part of its leasing operations, Pac-Van sells used units from its rental fleet at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of its lease agreements. Due in part to an active fleet maintenance program, Pac-Van’s units maintain a substantial portion of their initial value which includes the cost of the units as well as costs of significant improvements made to the units.
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
Product Procurement and Capital Expenditures
Pac-Van closely monitors fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Generally, fleet purchases require corporate approval and must pass purchasing guidelines (primarily based on minimum return on investment requirements and utilization requirement). Pac-Van purchases storage equipment and modular and mobile offices from a network of third-party suppliers. The top three suppliers of units for FY 2011 represented approximately 44% of all fleet purchases and the top ten suppliers represented approximately 71% of all fleet purchases
Pac-Van can adjust capital expenditures to match business needs and prevailing economic conditions. Pac-Van does not generally enter into long-term purchase contracts with manufacturers and can modify its capital spending activities to correspond to market conditions.
We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as favorable acquisition opportunities become available.
Fleet Maintenance
Ongoing maintenance to Pac-Van’s lease fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of its units. Pac-Van uses both in-house fleet technicians and third-party vendors to perform maintenance depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Storage trailer maintenance may also include repairing or replacing brakes, lights, doors and tires. Maintenance requirements for mobile offices and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Major office repairs are sometimes outsourced. Whether performed by Pac-Van or a third party, the cost of maintenance and repair of Pac-Van’s lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe that Pac-Van’s maintenance program ensures a high quality fleet.
Branch Network
The following map shows Pac-Van’s existing branch network as of June 30, 2011:

As a key element to its market strategy, Pac-Van maintains a network of 26 branch offices throughout the United States. This network enables it to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental and lower freight costs which are typically paid by the customer. Pac-Van benefits because it is able to spread regional overhead and marketing costs over a larger lease base, redeploy units within its branch network to optimize utilization, discourage potential competitors by providing ample local supply and offer profitable short-term leases which would not be profitable without a local market presence.
Branches are generally headed by a branch manager with profitability responsibility and branch operations are organized into three regions, which are led by three regional vice presidents who collectively average more than 10 years of experience with Pac-Van. Management believes it is important to encourage employees to achieve specified revenue and profit levels and to provide a high level of service to customers. Regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance and, in some cases, sales commissions. Sales representatives compensation includes both base and commission elements.
Customers
Pac-Van has established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietors. During FY 2011, Pac-Van provided its portable storage, mobile office and modular building products to a diversified base of approximately 7,400 national, regional and local companies in a variety of industries including construction, industrial, manufacturing, education, service, and government sectors.
In FY 2011, Pac-Van generated 68% of its revenues from leasing and 32% of its revenues from sales. Pac-Van’s largest leasing customer accounted for approximately 2% of total leasing revenues and its top ten customers accounted for approximately 9% of its total leasing revenues. The following chart shows the percentage of revenues generated by different industries in FY 2011:
Construction. Construction customers include a diverse group of contractors and subcontractors who work on commercial and residential projects. Pac-Van believes its construction customer base is characterized by a wide variety of contractors and subcontractors, including general contractors, mechanical contractors, plumbers, electricians and roofers. In FY 2011, revenue generated from construction customers was 35% of total revenue, a decrease from 37% in the year ended June 30, 2010. Contractors typically use Pac-Van’s products to provide on-site office facilities and to securely store construction materials and supplies at construction sites. Nevertheless, Pac-Van believes the majority of its lease and lease-related revenue is derived from the commercial construction market. Demand from Pac-Van’s construction customers tends to be higher in the second and third quarters when the weather is warmer, particularly in the central and northern United States.
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
Sales and Marketing
As of June 30, 2011, Pac-Van’s sales and marketing team consisted of 29 employees. The 18 branch managers also play a critical role in Pac-Van’s sales and marketing programs. Members of Pac-Van’s sales group act as its primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. The sales team is responsible for developing and managing local relationships, as well as making both inbound and outbound calls. The sales team assists customers define and understand their space needs, assesses potential opportunities, quotes deals, closes transactions and obtains the necessary documentation. Upon completing a lease or a sale the sales team works closely with the local branch operations team to ensure that Pac-Van is able to meet or exceed customer expectations. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers.
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

Employees
As of June 30, 2011, Pac-Van had 176 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees. The employees are grouped accordingly:

Senior and branch management	25
Corporate staff	21
Sales and marketing	29
Branch operations and administration	101
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
Trademarks
We entered into a licensing agreement with Triton Corporation in May 2008 for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We paid Triton Corporation $740,000 to license the trademark. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. GFN sold the “Royal Wolf” name and trademark to Royal Wolf in May 2011 in connection with the Australian IPO of RWH. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business.
Pac-Van owns a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space ®.” Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the United States will last indefinitely as long as Pac-Van continues to use and maintain the trademarks and renew filings with the applicable governmental offices.

Available information
Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The Internet websites for Royal Wolf and Pac-Van are www.royalwolf.com.au and www.PacVan.com, respectively. A noncontrolling interest of the capital stock of Royal Wolf that we do not own is traded on the Australian Securities Exchange (“ASX”) under the symbol “RWH.”
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

Executive Officers of the Registrant
The following information is provided as of June 30, 2011 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in “PART III — Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K, which incorporates by reference to our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.
No family relationship exists between any executive officer.

Name	Age	Position

Charles E. Barrantes	59	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	44	General Counsel, Vice President and Secretary

Robert Allan	55	Chief Executive Officer of Royal Wolf

Theodore Mourouzis	48	President and Chief Operating Officer of Pac-Van, Inc.
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
Our inability to raise capital.
Our inability to obtain capital in the amounts and at the times when needed, may have a material adverse affect on our business, financial condition and results of operations, including substantially increasing our cost of borrowing and restricting our future operations. These events may significantly reduce the value of your investment.
Global economic conditions and market disruptions may adversely affect our business, financial condition and results of operations.
Financial markets and economic conditions throughout the world have been experiencing disruption, including, among other things, volatility in security prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others, failure and potential failures of major financial institutions, unprecedented government support of financial institutions and high unemployment rates. These developments and the related general global economic downturn have and may continue to adversely affect our business and financial condition, as well as the ability of our customers and suppliers to obtain financing to perform their obligations to us. Though we have strengthened our efforts in collections and inventory control, continued worsening of conditions could adversely affect the collection of trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and, in the event of continued contraction in container and modular unit sales and leasing, could lead to a further build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian and New Zealand dollars could significantly affect our results of operations through lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
There were no events of default under the covenants of our senior credit facilities at June 30, 2011. While we believe we will remain in compliance with covenants in the foreseeable future and that our relationships with our senior lenders are good, there is no assurance our lenders would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates, including through the issuance of our preferred stock, has been and may continue to be adversely affected by the current conditions in the financial markets. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business. We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
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

Our senior credit agreements also contain various restrictive covenants that limit the operations of our business. In particular, these agreements include covenants and restrictions relating to:
•	payments and distributions to GFN;
•	liens and sale-leaseback transactions;
•	loans and investments;
•	debt and hedging arrangements;
•	mergers, acquisitions and asset sales;
•	transactions with affiliates; and
•	changes in business activities.
Reference is made to Note 5 of Notes to Consolidated Financial Statements for more information regarding our indebtedness.
Our overall financial results will be affected by the relative value of the Australian dollar and/or the New Zealand dollar to the U.S. dollar and may be affected by other currencies with future acquisitions.
We purchase a portion of our lease fleet in Australia in U.S. dollars and gains and losses resulting from the Australian dollar to the U.S. dollar not hedged could have a significant impact in our reported results of operations. In addition, a weakening in the Australian or New Zealand dollars could result in lower than anticipated reported revenues and profitability as a result of the translation of Royal Wolf’s financial results into U.S. dollars.
A write-off of all or a part of our goodwill and intangibles would hurt our operating results and reduce our stockholders’ equity.
As a result of our acquisitions of Royal Wolf, Pac-Van and other smaller businesses, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and instead we review goodwill, as well as intangible assets, at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and stockholders’ equity. During both the fiscal years ended June 30, 2010 and 2011, we recognized an impairment charge to the goodwill recorded in the Pac-Van acquisition. Reference is made to Note 2 of Notes to Consolidated Financial Statements for more information regarding goodwill and intangible assets.
Future acquisitions of businesses could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.
Global economic conditions discussed above had a negative impact upon our business and we responded by making a determined effort to reduce personnel costs, capital expenditures, discretionary spending and curtail acquisition activity. However, we still intend to eventually pursue additional acquisition opportunities in an effort to diversify our investments and grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the acquired business’ operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors.
In addition, the financing of any acquisition we complete could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure and any equity interests in us.

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
Our long-term growth plan includes the expansion of operations into markets outside of the United States and the Asia-Pacific area. Such international expansion may not prove successful, and may divert significant capital, resources and management’s time and attention and adversely affect our on-going operations.
To date, we have conducted all of our business within the United States, Australia and New Zealand. However, we have intentions in the future to enter international markets, including possibly South America and the European markets, which will require substantial amounts of management time and attention. Our products and overall marketing approach may not be accepted in other markets to the extent needed to make our international expansion profitable. In addition, the additional demands on management from these activities may detract from our efforts in the United States, Australian and New Zealand markets and adversely affect our operating results in these principal markets. Any international expansion will expose us to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and difficulties collecting accounts receivable.
To complete future business combinations, we may issue shares of our capital stock that would reduce the equity interest of our stockholders and could cause a change in control of our ownership, or incur debt, which could adversely affect our financial condition.
Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At June 30, 2011, there were 74,352,508 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options issued under our 2006 Stock Option Plan and 2009 Stock Incentive Plan. If we seek to consummate future business combinations, we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete the other business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:
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
Except for payment of dividends on our preferred stock and on the capital stock of Royal Wolf, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.
Our outstanding options and warrants may have an adverse effect on the market price of common stock and increase the difficulty of effecting future business combinations.
At June 30, 2011, we had outstanding options and warrants to purchase 3,634,193 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.
Significant Risks Related Primarily to Our Operations in the Asia-Pacific Area
Sales of container units constitute a significant portion of Royal Wolf’s revenues. Failure to continue to sell units at historic levels could adversely affect our financial results and our ability to grow.
Sales of container units and related modification revenues constitute a significant portion of Royal Wolf’s total revenues. Sales are strongly correlated with overall economic conditions, especially the natural resources sectors. Revenues from sales of container units have a material impact on our financial results and our ability to service our debt. Further, the funding of the growth of the lease fleet is dependent upon the sales of container units to take advantage of business and growth opportunities available to it.

The failure of Royal Wolf to achieve its business strategy of increasing its leasing revenue could adversely affect the predictability of our quarterly earnings results and adversely affect our results of operations.
Historically, Royal Wolf’s sales have been a proportionately greater percentage of total revenues than leasing. We are pursuing a strategy of increasing revenue generated from leasing operations. Revenues generated from sales can vary greatly from quarter to quarter, while revenue from leasing operations is more predictable and has better margins. If we are not successful in increasing the percentage of our revenues generated by our leasing operations, our results of operations may vary greatly quarter to quarter, and would therefore be less predictable. In addition, if we are not successful in increasing the percentage of our revenues from our leasing operations, our results of operations may be adversely affected.
General or localized economic downturns or weakness may adversely affect Royal Wolf’s customers, in particular those in the mining and moving and storage industries, which may reduce demand for Royal Wolf’s products and services which would negatively impact our future revenues and results of operations.
A significant portion of Royal Wolf’s revenues is derived from customers in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the mining, transport (road and rail) and construction industries. Although we believe the variety of Royal Wolf’s products, the breadth of its customer base and its geographic diversity throughout Australia reduces its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Royal Wolf’s products and negatively impact our future revenues and results of operations.
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
Royal Wolf’s employees are not presently covered by collective bargaining agreements. Unions may attempt to organize Royal Wolf’s employees in the future. We are unable to predict the outcome of any continuing or future efforts to organize Royal Wolf’s employees, the terms of any future labor agreements, or the effect, if any, those agreements might have on our operations or financial performance.

Significant Risks Related to Primarily Our Business and Operations in the United States
General or localized economic downturns or weakness may adversely affect Pac-Van’s customers, in particular those in the construction industry, which may reduce demand for Pac-Van’s products and services and negatively impact our future revenues and results of operations.
A significant portion of Pac-Van’s revenues is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the construction industry, which constituted over 35% of Pac-Van’s revenues for the fiscal year ended June 30, 2011. Although the variety of Pac-Van’s products, the breadth of its customer base and the number of markets it serves throughout the United States limit its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Pac-Van’s products, especially in the construction industry, and negatively impact our future revenues and results of operations.
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
The current economic recession in the U.S. has reduced utilization rates at Pac-Van to levels at approximately 72% as of June 30, 2011, but historically Pac-Van’s average monthly lease fleet utilization has averaged between 70% and 85%; with the typical lease term being for an average period of over twelve months. The high utilization rate and the length of the average lease have provided Pac-Van with a predictable revenue stream. However, if utilization rates continue to decline or should a significant number of Pac-Van’s lease units be returned during any short period of time, Pac-Van would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Pac-Van’s failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations.
Sales of modular buildings, mobile offices and container product units constitute a significant portion of Pac-Van’s revenues and the failure to continue to sell units at historic rates could adversely affect our ability to grow Pac-Van’s lease fleet.
Sales constituted approximately 32% of Pac-Van’s total revenues for the fiscal year ended June 30, 2011. Revenues from sales of modular buildings, mobile offices and container products have been used to fund increases in the size of our lease fleet. As a result, the failure to continue to sell a significant number of units may adversely affect our ability to increase the size of Pac-Van’s lease fleet or to otherwise take advantage of business and growth opportunities available to it.
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
We locate our Asia-Pacific branches (or CSCs) in markets with attractive demographics and strong growth prospects. Within each market, we have located our branches in areas that allow for easy delivery of mobile storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of mobile storage units available for lease, and most of our CSCs also provide storage of units under lease at the branch (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and, except for the Auckland, New Zealand self-storage and regional office site, the CSCs are all leased.
The following table shows information about our CSCs and other properties by country (Australia and New Zealand) and we believe these properties are suitable and adequate for our needs:

Location	Functions/Uses	Year Established
Australia:
Adelaide	Leasing, on-site storage and sales	2006
Brisbane	Leasing, on-site storage and sales	2005
Brisbane (special products and modifications)	Leasing and modifications (not a CSC)	2008
Cairns	Leasing, on-site storage and sales	2004
Canberra	Leasing, on-site storage and sales	2007
Melbourne East — Clayton	Leasing, on-site storage and sales	1997
Melbourne West — Sunshine	Leasing, on-site storage and sales	2005
Darwin	Leasing, on-site storage and sales	2010
Geraldton	Leasing, on-site storage and sales	2007
Gold Coast	Leasing, on-site storage and sales	2005
Gosford — Central Coast	Leasing, on-site storage and sales	2009
Hobart	Leasing, on-site storage and sales	2008
Hornsby	Head office	1986
Sydney — Moorebank	Leasing, on-site storage and sales	2009
Sydney — St Marys	Leasing, on-site storage and sales	2011
Newcastle	Leasing, on-site storage and sales	2001
Perth North — Bayswater	Leasing, on-site storage and sales	2004
Perth South — Bibra Lakes	Leasing, on-site storage and sales	2006
Tomago	On-site storage and sales (not a CSC)	2008
Townsville	Leasing, on-site storage and sales	2005
New Zealand:
Auckland-Ormiston Rd (owned)	Head office and on-site storage	2000
Auckland-East Tama	Leasing, on-site storage and sales	2005
Christchurch	Leasing, on-site storage and sales	2002
Hamilton	Leasing, on-site storage and sales	2010
Silverdale/Albany	Leasing, on-site storage and sales	2008
Tauranga/Bay of Plenty	Leasing, on-site storage and sales	2009
Wellington	Leasing, on-site storage and sales	2007

Except for the head office of Pac-Van, which we own, all of the locations in the U.S. are leased. Most of Pac-Van’s major leased properties have remaining lease terms of at least one year, and we believe that none of the individual branch locations is material to our operations. We also believe that satisfactory alternative properties could be found in all of our U.S. markets, if necessary. The following table shows information about our branches and other properties in the U.S.:

Location	Functions/Uses	Year Established
Atlanta, GA	Leasing and sales	2008
Bakersfield, CA	Leasing and sales	2008
Charleston, WV	Fleet storage	2007
Charlotte, NC	Leasing and sales	2005
Chicago, IL	Leasing and sales	2005
Cincinnati, OH	Leasing and sales	2008
Cleveland, OH	Leasing and sales	2008
Columbus, OH	Leasing and sales	2005
Dallas, TX	Leasing and sales	2008
Denver, CO	Leasing and sales	2008
Elkhart, IN	Fleet storage	2009
Chino, CA	Leasing and sales	2008
Indianapolis, IN	Leasing and sales	1998
Indianapolis, IN (owned)	Head office	2011
Jacksonville, FL	Leasing and sales	2007
Kansas City, MO	Leasing and sales	2000
Las Vegas, NV	Leasing and sales	2006
Louisville, KY	Leasing and sales	2006
Memphis, TN	Leasing and sales	1999
Nashville, TN	Leasing and sales	2001
Orlando, FL	Leasing and sales	2006
Phoenix, AZ	Leasing and sales	2009
Pittsburgh, PA	Leasing and sales	2005
Salt Lake City, UT	Leasing and sales	2008
St. Louis, MO	Leasing and sales	2008
Toledo, OH	Leasing and sales	2008
Trenton, NJ	Leasing and sales	2009
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
No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on The NASDAQ Global Market (NASDAQ) under the symbol “GFN” and, effective July 14, 2010, our units and warrants that were issued in connection with our rights offering on June 25, 2010 are listed on NASDAQ under the symbols “GFNCL” and GFNCZ,” respectively. Reference is made to Note 3 of our consolidated financial statements for a discussion of the rights offering. The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock and for the units and warrants that were issued in connection with our rights offering.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year Ended June 30, 2011:

Fourth Quarter	$4.40	$2.80	$3.40	$2.61	$0.00	$0.00
Third Quarter	3.51	2.22	3.65	2.01	0.00	0.00
Second Quarter	4.00	1.50	2.60	1.30	0.00	0.00
First Quarter	2.70	1.50	1.28	1.01	0.00	0.00

The following table sets forth, for the periods indicated, the range of high and low closing sales prices for our common stock and for the units and warrants that were issued in connection with our initial public offering and expired on June 30, 2010. These units and warrants were previously listed under the symbols “GFNCU” and “GFNCW,” respectively.

Year Ended June 30, 2010:

Fourth Quarter	$3.75	$0.80	$1.65	$1.06	$0.09	$0.01
Third Quarter	1.15	1.00	1.40	1.15	0.09	0.01
Second Quarter	2.25	1.05	1.65	1.11	0.20	0.02
First Quarter	2.80	1.07	1.60	1.22	0.15	0.05

Record Holders
As of August 2, 2011, there were 28 stockholders of record of our common stock and 59 holders of record for our units and 12 holders of record for our warrants issued in connection with the rights offering. We believe that there are thousands of beneficial owners of our common stock, units and warrants.
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

As of June 30, 2011, we had issued 25,900 share and 210 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $210,000, respectively.
Equity Compensation Plan
The following table sets forth information concerning our equity compensation plans, the 2006 Stock Option Plan and the 2009 Stock Incentive Plan, as of June 30, 2011:

(c)
Number of securities
remaining available
	(a)		for future issuance
	Number of securities	(b)	under equity
	to be issued upon	Weighted-average exercise	compensation plans
	exercise of	price of outstanding	(excluding securities
	outstanding options,	options, warrants and	reflected in column
Plan category	warrants and rights	rights	(a))

Equity compensation plans approved by security holders	1,540,570	$5.47	959,430
Equity compensation plans not approved by security holders	—	—	—

Total	1,540,570	$5.47	959,430

Item 6.	Selected Financial Data
Our summary historical consolidated financial data set forth below as of and for the years ended June 30, 2011 and 2010 (as Successor) was derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Our summary historical consolidated financial data set forth below as of and for the years ended June 30, 2009 and 2008 (as Successor), the summary historical consolidated financial data for Royal Wolf (as our Predecessor) for the period from July 1 to September 13, 2007 and as of and for the year ended June 30, 2007, was derived from audited financial statements of Royal Wolf.
Consolidated Statement of Operations Information:

	Predecessor		Successor
		Period from
	Year Ended	July 1 to	Year Ended
	June 30,	September 13,	June 30,
	2007	2007	2008	2009	2010	2011
Sales	$52,929	$10,944	$68,029	$75,528	$79,207	$92,687
Leasing	21,483	4,915	27,547	70,932	77,102	89,577

	74,412	15,859	95,575	146,460	156,309	182,264

Operating income	4,672	1,530	8,373	14,058	3,575	9,781
Other expense, net	(3,870)	(1,062)	(1,785)	(25,177)	(13,792)	(15,681)

Income (loss) before provision for income taxes	802	468	6,588	(11,119)	(10,217)	(5,900)
Net income (loss)	312	288	4,554	(6,745)	(8,956)	(8,858)

Net income (loss) per common share:
Basic			$0.40	$(0.22)	$(0.64)	$(0.72)
Diluted			0.39	(0.22)	(0.64)	(0.72)

Consolidated Balance Sheet Information:

	Predecessor	Successor
			June 30,
	2007	2008	2009	2010	2011
Trade and other receivables, net	$14,686	$19,916	$27,565	$27,449	$30,498
Inventories	5,472	21,084	22,511	19,063	20,942
Lease fleet, net	40,928	87,748	188,915	188,410	220,095
Total assets	68,788	207,861	358,696	346,880	387,570

Trade payables and accrued liabilities	10,452	18,731	24,657	25,246	32,522
Senior and other debt	44,170	81,252	200,304	186,183	136,589
Total equity	13,040	93,731	103,174	101,734	191,892

Selected Unaudited Quarterly Financial Data
The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2011 and June 30, 2010. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(in thousands, except per share data)

For the Fiscal Year Ended June 30, 2011:
Revenues	$43,465	$44,897	$43,322	$50,580
Gross profit	5,779	5,515	4,708	7,233
Operating income (loss) (a)(b)	3,670	4,345	4,278	(2,512)
Net income (loss) (c)	1,195	1,342	(196)	(11,199)

Net income (loss) per common share:
Basic	$0.03	$0.03	$(0.12)	$(0.67)
Diluted	0.03	0.03	(0.12)	(0.67)

For the Fiscal Year Ended June 30, 2010:
Revenues	$35,219	$39,146	$38,485	$43,459
Gross profit	4,088	4,259	3,923	5,571
Operating income (loss) (a)	2,075	2,641	2,979	(4,120)
Net income (loss)	648	(561)	(203)	(8,840)

Net income (loss) per common share:
Basic	$0.00	$(0.07)	$(0.05)	$(0.53)
Diluted	0.00	(0.07)	(0.05)	(0.53)

(a)	Includes non-cash impairment charge to the goodwill recorded in the Pac-Van acquisition of $5,858 and $7,633 in the fourth quarter of FY 2011 and FY 2010, respectively.

(b)	Includes non-recurring expenses incurred in the Royal Wolf IPO of $2,482 in the fourth quarter.

(c)	Includes noncontrolling interest charge of $3,413 in the fourth quarter, primarily due to the enhanced redemption value of the Bison Capital put option to the final accretion value of $17,634.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH” or “GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (combined with GFNMS, “Pac-Van”).
Background and Overview
We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006. On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf by purchasing the outstanding shares of RWA. The purchase price paid to the former shareholders of RWA was $64.3 million, which consisted of $44.7 million in cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary formed in July 2008, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid $46.5 million to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. Pac-Van leases and sells storage and office containers, modular buildings and mobile offices in the United States.
The economic downturn in the United States, particularly in the construction —related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), and, until recently, the global economy in general, have had an adverse impact on the Company’s operating results. To offset this adverse effect, we undertook cost-reduction and other measures, particularly in the U.S., to reduce our indebtedness and to strive to comply with financial loan covenants. Reference is made to the “Liquidity and Financial Condition” section for a discussion of the more significant capital transactions we undertook in improving our senior and other debt leverage position, including an initial public offering (“IPO”) in Australia of a noncontrolling interest in Royal Wolf.
Our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North America, Europe and the Asia-Pacific area.
Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell storage container products, modular buildings and mobile offices through seventeen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of June 30, 2011, we had 229 and 179 employees and 30,170 and 11,176 lease fleet units in the Asia-Pacific area and United States, respectively. We do business in two distinct, but related industries; mobile storage and modular space, which we collectively refer to as the “portable services industry.” Prior to our acquisition of Pac-Van, our revenue mix was approximately 70% sales and 30% leasing. However, during the year ended June 30, 2011 the mix was 51% sales and 49% leasing.
Our products include the following:
Mobile Storage
Storage Containers. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Our storage products include general purpose dry storage containers, refrigerated containers and specialty containers in a range of standard and modified sizes, designs and storage capacities. Specialty containers include blast-resistant units, hoarding units and hazardous-waste units. We also offer storage vans, also known as storage trailers or dock-height trailers.

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
Mobile Offices. Also known as trailers or construction trailers, mobile offices are re-locatable units with aluminum or wood exteriors on wood (or steel) frames on a steel carriage fitted with axles, allowing for an assortment of “add-ons” to provide comfortable and convenient temporary space solutions.
Portable Container Buildings and Office Containers. Portable container buildings and office containers are either modified or specifically-manufactured containers that provide self-contained office space with maximum design flexibility. Office containers in the U.S. are oftentimes referred to as ground level offices (“GLOs”).
Results of Operations
Year Ended June 30, 2011 (“FY 2011”) Compared to Year Ended June 30, 2010 (“FY 2010”)
The following compares our FY 2011 results of operations with our FY 2010 results of operations.
Revenues. Revenues increased approximately 17% to $182.3 million in FY 2011 from $156.3 million in FY 2010. This consisted of an increase of $27.2 million, or 27%, in revenues at Royal Wolf and a $1.2 million decrease, or 2%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2011 versus FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 14%. This increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the mining sector where revenues increased by approximately $7.0 million, or 75%, in FY 2011 from FY 2010. Since the second half of our FY 2009, the economic downturn, particularly in the construction-related and government sectors, resulted in a significant reduction in our overall business in United States. In FY 2011, when compared to FY 2010, revenues in these sectors decreased by $1.3 million and $2.9 million, respectively. Sales and leasing revenues represented 51% and 49% of total revenues, respectively, in both FY 2011 and FY 2010.
Sales during FY 2011 amounted to $92.7 million, compared to $79.2 million during FY 2010; representing an increase of $13.5 million, or 17%. This included an increase of $15.5 million, or 26%, in sales at Royal Wolf and a $2.0 million decrease, or 10%, in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2011 versus FY 2010, caused a portion of the increase in sales revenues at Royal Wolf which otherwise would have shown an increase of 13%. In FY 2011, sales in the Asia-Pacific area increased $9.8 million in our CSC retail operations and $5.7 million in our national accounts group (or non-retail operations) from FY 2010; primarily because of the enhanced activity in the mining, defense, building and construction sectors. In the United States, the lower sales revenues in FY 2011 from FY 2010 were primarily from office containers, modular building and mobile office projects in the commercial, construction and government sectors.
The $9.8 million revenue increase at Royal Wolf in the retail operations resulted from a $6.3 million increase due to higher prices and a favorable foreign exchange rate effect of $6.8 million, offset somewhat by a $3.3 million decrease in unit sales. The higher sales revenues were primarily due to increased demand in our CSCs in Western Australia because of increased activities in the oil and gas exploration and defense sectors in that region, as well as increased business in our CSCs, primarily in the Queensland and Victoria regions.
The $5.7 million revenue increase at Royal Wolf in the national accounts group resulted from a $7.6 million increase due to higher prices and a favorable foreign exchange rate effect of $1.5 million, offset somewhat by a $3.4 million decrease in unit sales. FY 2011 revenues included the sales of 206 mining container units (versus 46 units in FY 2010) for over $4.0 million to a single customer.
Leasing revenues during FY 2011 totaled $89.6 million, as compared to $77.1 million during FY 2010, representing an increase of $12.5 million, or 16%. Leasing revenues increased at Royal Wolf by $11.7 million, or 29%, and increased $0.8 million, or 2%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2011 versus FY 2010, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 15%. The favorable foreign exchange rate effect at Royal Wolf in FY 2011 totaled $5.6 million ($4.5 million and $1.1 million in our retail business and national accounts group, respectively) from FY 2010.

At Royal Wolf, average utilization in the retail operations was 88% during FY 2011, as compared to 80% during FY 2010; and average utilization in the national accounts group operations was 80% during FY 2011, as compared to 74% during FY 2010. Overall average utilization at Royal Wolf was 85% in FY 2011 and 78% in FY 2010; and the average monthly lease rate of containers was AUS$153 in FY 2011 as compared to AUS$154 in FY 2010. Leasing revenues in FY 2011 increased in part as a result of demand for storage and accomodation units caused by the Queensland, Australia flooding and the Christchurch, New Zealand earthquake. However, we believe the primary reasons we were able to both increase our overall average utilization and generally maintain our composite monthly lease rate between the periods at Royal Wolf were because of the improving economy in the Asia-Pacific area and because of our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.
At Pac-Van, average utilization rates were 87%, 74%, 63% and 75% and monthly lease rates were $96, $237, $220 and $825 for storage containers, office containers, mobile offices and modular units, respectively, during FY 2011; as compared to 78%, 69%, 61% and 76% and $94, $240, $232 and $909 for storage containers, office containers, mobile offices and modular units in FY 2010, respectively. The generally lower monthly lease rates resulted from lower demand and increased competition as a result of the generally stagnant U.S. economy. The average composite utilization rate in FY 2011 was 74%, as compared to 69% in FY 2010.
The average value of the Australian dollar against the U.S. dollar strengthened during FY 2011 as compared to FY 2010. The average currency exchange rate of one Australian dollar during FY 2011 was $0.98939 U.S. dollar compared to $0.88219 U.S. dollar during FY 2010. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $13.9 million in FY 2011 when compared to FY 2010.
Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $8.1 million to $69.5 million during FY 2011 from $61.4 million during FY 2010, but was proportionately more profitable. Our gross profit percentage from sales revenues was 25% in FY 2011 versus 22% in FY 2010.
Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased by $13.9 million ($10.8 million of which was at Royal Wolf) to $78.0 million during FY 2011 from $64.1 million during FY 2010. As a percentage of revenues, these operating expenses were 43% during FY 2011 and 41% during FY 2010; primarily due to non-recurring expenses incurred in the Royal Wolf IPO totaling $2.5 million and the adverse impact of the reduced revenues at Pac-Van in FY 2011 from FY 2010 despite implementing cost-cutting measures in the United States since the second half of the fiscal year ended June 30, 2009 to offset the effects of the economic downturn. Since the second half of FY 2009, we implemented, primarily the United States, cost-cutting measures that, among other things, consisted of: (1) salaries and related payroll costs as a result of staff reductions and lower bonuses, (2) less discretionary spending and (3) better control of our professional costs.
In general, Pac-Van’s operating expenses as a percentage of revenues would be higher than Royal Wolf’s percentage as Royal Wolf’s mix of FY 2011 sales to total revenues at 59% is higher than the 32% at Pac-Van and Pac-Van has less density in its retail markets.
Impairment of Goodwill. In the fourth quarter of both FY 2011 and FY 2010, we recognized a non-cash impairment charge of $5.9 million and $7.6 million, respectively, to goodwill recorded in the Pac-Van acquisition. Reference is made to “Critical Account Estimates” below and Note 2 of Notes to Consolidated Financial Statements for further discussion regarding goodwill.
Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.4 million to $19.2 million in FY 2011 from $19.6 million in FY 2010.
Interest Expense. Interest expense of $20.3 million in FY 2011 was $4.3 million higher than the $16.0 million in FY 2010. This was comprised of an increase of $3.8 million at Royal Wolf and $0.5 million in the United States. The weighted-average interest rate at Royal Wolf was 12.0% and 10.3% in FY 2011 and FY 2010, respectively; which does not include the effect of translation, interest rate swap contracts and options (caps), amortization of deferred financing costs and prepayment penalty and premium paid on the repayment of the Bison Capital subordinated notes in connection with the Royal Wolf IPO. The weighted-average interest rate in the United States was 6.2% and 5.5% in FY 2011 and FY 2010, respectively; which does not include the effect of the amortization of deferred financing costs.

Foreign Currency Exchange. We had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. As noted above, the average value of the U.S. dollar against the Australian dollar weakened during FY 2011 as compared to FY 2010 and from June 30, 2010 to June 30, 2011. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $1.0597 U.S. dollar at June 30, 2011. The repayment of the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf in conjunction with the Royal Wolf IPO was the primary reason we recognized a net realized foreign exchange gain of $13.5 million in FY 2011. Also in FY 2011, net unrealized losses on foreign exchange and forward currency exchange contracts totaled $9.0 million and $0.4 million, respectively. In FY 2010, net unrealized and realized foreign exchange gains totaled $0.6 million and $0.5 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $1.0 million.
Income Taxes. Our effective income tax rate was 50.1% in FY 2011, as compared to an effective tax rate benefit of 12.3% in FY 2010, despite the fact that in both fiscal years there was a pretax loss. The primary reason for a tax provision in FY 2011 versus a benefit was the Royal Wolf IPO, which triggered U.S. federal and state income taxes as a result of changing the tax status of Royal Wolf from an over 80% subsidiary treated as a “disregarded entity” (which effectively considered Royal Wolf a domestic subsidiary that was included in our consolidated income tax returns) to a majority-owned foreign corporation (which effectively excludes it from our consolidated income tax returns). Among other things, this change required us to increase, for tax purposes, the cost basis of Royal Wolf’s inventory to fair value, which resulted in a taxable gain of approximately $6.4 million. In addition, in both FY 2011 and FY 2010, the effective tax rate was impacted by the non-deductibility for U.S. federal income tax purposes of the goodwill impairment charge and a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition, offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area; which until the Royal Wolf IPO was deductible for U.S. income tax reporting purposes. We also file tax returns in multiple U.S. states, which would generally increase our effective tax rate. Reference is made to Note 7 of Notes to the Consolidated Financial Statements for further discussion regarding income taxes.
Noncontrolling Interest. Noncontrolling interest, which until the Royal Wolf IPO at May 31, 2011 represented Bison Capital’s 13.8% interest in Royal Wolf, was a charge of $6.9 million in FY 2011, as compared to $2.3 million in FY 2010; primarily reflecting the enhanced redemption value of the Bison Capital put option to the final accretion value of $17.6 million. Reference is made to the “Liquidity and Financial Condition” section and Note 10 of Notes to Consolidated Financial Statements for further discussion of the Bison Capital put option. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us.
Net Loss Attributable to Common Stockholders. We had a net loss attributable to common stockholders of $15.9 million FY 2011, as compared to a net loss of $11.4 million in FY 2010, primarily as a result of non-recurring expenses incurred in the Royal Wolf IPO totaling $2.5 million, the accretion of the Bison Capital put option, higher interest expense and income tax provision in FY 2011 from FY 2010; offset somewhat by the increased profitability in the Asia-Pacific area.
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

	Year Ended June 30,
	2010	2011
Net loss	$(8,956)	$(8,858)
Add —
Provision (benefit) for income taxes	(1,261)	2,958
Foreign currency exchange gain and other	(1,948)	(4,125)
Interest expense	15,974	20,293
Interest income	(234)	(487)
Depreciation and amortization	19,619	19,165
Impairment of goodwill	7,633	5,858
Share-based compensation expense	629	693
Shares of RWH capital stock issued at IPO to Royal Wolf board of directors and executive management	—	369
Provision for shares of RWH capital stock to be purchased and awarded to Royal Wolf senior management team	—	802
Loyalty, past performance and successful IPO bonus to Royal Wolf executive and senior management team	—	1,311

Adjusted EBITDA	$31,456	$37,979

Our business is capital intensive, so from an operating level we focus primarily on EBITDA and adjusted EBITDA to measure our results. These measures provide us with a means to track internally generated cash from which we can fund our interest expense and fleet growth objectives. In managing our business, we regularly compare our adjusted EBITDA margins on a monthly basis. As capital is invested in our established branch locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch (or CSC), because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low adjusted EBITDA margins in its early years until the number of units on rent increases. Because of our higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis, when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability and adjusted EBITDA margins. Conversely, absent significant growth in leasing revenues, the adjusted EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.
Liquidity and Financial Condition
Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage. In addition, we have a subordinated notes payable by GFN to Laminar Direct Capital, L.L.C. (“Laminar”). We also have a $1.0 million credit facility with Union Bank at GFN under which no borrowings were outstanding as of June 30, 2011.
The economic downturn in the United States, particularly in the construction-related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), and, until recently, the global economy in general, had an adverse impact on our operating results. To offset this adverse effect, we undertook cost-reduction and other measures, particularly in the U.S., to reduce our indebtedness and to strive to comply with financial loan covenants.
In addition, we undertook various capital events, the most significant of which are as follows:
1. On June 25, 2010, we completed a rights offering for the issuance and sale of units at $1.50 each (with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share). We utilized $4,800,000 of the approximately $5,900,000 net proceeds from the rights offering in the refinancing at Pac-Van in FY 2011 (see below).

2. Prior to July 16, 2010, Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent, and a $25,000,000 senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). On July 16, 2010, we entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association and Union Bank (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note issued by GFN to Laminar (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and our rights offering (see above) were used to prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV. The PNC Credit Facility matures on January 16, 2013 and the Laminar Note matures on July 16, 2013.
3. On May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. We used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities, as well as fully repay the subordinated notes held by Bison Capital. Simultaneously, we also satisfied the Bison Capital put option to acquire the 13.8% of GFN U.S. previously owned by Bison Capital. We now own 100% of GFN U.S. and still own a majority of Royal Wolf.
Royal Wolf has an approximately $106,000,000 (AUS$100,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which matures on June 30, 2014 (the “ANZ Credit Facility”). The ANZ Credit Facility was substantially amended in connection with the Royal Wolf IPO and is comprised of three sub-facilities, a $15,900,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing; a $79,500,000 (AUS$75,000,000) revolving sub-facility, primarily for lease fleet purchases; and a $10,600,000 acquisition sub-facility.
Reference is made to Notes 1, 3, 5 and 10 in the Notes to Consolidated Financial Statements for further discussion of the Royal Wolf IPO, rights offering, senior and other debt and other obligations; such as the Bison Capital put option.
As of June 30, 2011, our required principal and other obligations payments for the year ending June 30, 2012 and the subsequent three fiscal years are as follows (in thousands):

	Year Ending June 30,
	2012	2013	2014	2015
ANZ Credit Facility (a)	$4,175	$505	$58,337	$96
PNC Credit Facility (b)	—	56,689	—	—
Laminar Note (c)	—	—	15,000	—
Other	641	380	728	38

	$4,816	$57,574	$74,065	$134

(a)
Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ credit facility in June 2014.

(b)	Scheduled to mature in January 2013.

(c)	Scheduled to mature in July 2013.
We have significantly improved our financial position, particularly in the Asia-Pacific area, and we intend in the foreseeable future to utilize our operating cash flow and borrowing capacity in that region to expand our sale inventory and lease fleet by making both capital expenditures and acquisitions to meet the increasing business demands. In the U.S., where the markets in which we do business in remain stagnant, we will continue to monitor the senior and other debt leverage at Pac-Van. However, we do intend on prudently expanding our storage and office container lease fleet at Pac-Van and would also look at accretive acquisition opportunities.
We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.
Cash Flow for FY 2011 Compared to FY 2010
Our leasing business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our branch and CSC locations and to add to the breadth of our product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facility with ANZ and the PNC Credit Facility. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with Union Bank and have an outstanding subordinated note with Laminar. Supplemental information pertaining to our combined sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2010	2011
Net cash provided by operating activities	$16,669	$18,515

Net cash provided by (used in ) investing activities	$662	$(20,704)

Net cash used by (used in) financing activities	$(14,839)	$3,963

Operating activities. Our operations provided net cash flow of $18.5 million during FY 2011, an increase of $1.8 million from the $16.7 million provided during FY 2010. This was primarily because deferred taxes were $2.7 million greater in FY 2011 than FY 2010, as the net loss was approximately $9.0 million for both years. Historically, cash flow provided by operating activities is enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our assets and our net operating loss carryforwards. In addition, operating cash flows benefited by non-cash add-backs totaling $9.4 million for unrealized losses from foreign exchange and forward exchange contracts in FY 2011 versus non-cash reductions of $1.6 million for unrealized gains in FY 2010. These items were substantially offset by cash flow of $6.3 million used in the management of operating assets and liabilities in FY 2011, primarily as a result of increased fleet investments in the Asia-Pacific area, as compared to cash flow of $6.2 million provided in FY 2010. In both FY 2011 and FY 2010, operating cash flow was enhanced by non-cash adjustments of depreciation and amortization on fixed and intangible assets of $19.2 million and $19.6 million, respectively; and, in addition, during both years, operating cash flows were reduced by gains on the sales of lease fleet totaling $5.6 million in FY 2011 and $7.0 million in FY 2010.
Investing Activities. Net cash used by investing activities was $20.7 million during FY 2011, as compared to $0.7 million provided during FY 2010. During FY 2011, purchases of property, plant and equipment, or rolling stock, were approximately $3.8 million in FY 2011 and $2.3 million in FY 2010; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $16.1 million in FY 2011 and $2.9 million in FY 2010. We increased our investing in the lease fleet in the Asia-Pacific area during FY 2011 to meet the demands of the additional business from its improving economy. However, we continued to scrutinize capital expenditures in the United States and anticipate our near term investing activities domestically to be primarily focused on acquiring containers. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to 5,000 containers, if offered to us (see Note 10 of Notes to Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2011, we acquired through Pac-Van, in two separate transactions, the business of Advanced Mobile Storage for a total of $0.9 million in cash. We made no acquisitions in FY 2010.
Financing Activities. Net cash provided by financing activities was $4.0 million during FY 2011, as compared to $14.8 million used during FY 2010. In FY 2011, we completed an IPO in Australia of a noncontrolling interest in Royal Wolf for net proceeds of $92.4 million and, in FY 2010, we completed a rights offering that resulted in net proceeds of $5.9 million. Over $84.0 million of the net proceeds from the Royal Wolf IPO in FY 2011 was used to reduce outstanding borrowings and to satisfy the Bison put option (see Note 10 of Notes to Consolidated Financial Statements) and $4.8 million of the net proceeds from the rights offering completed in FY 2010 was used in the Pac-Van refinancing during the first quarter of FY 2011. All told, in FY 2011, we repaid a net $69.4 million on senior and other debt borrowings, including the full repayment of the subordinated notes due Bison Capital (see Note 5 of Notes to Consolidated Financial Statements), satisfied the Bison Capital put option for $17.6 million and incurred deferred financing costs of $1.8 million during the refinancing at Pac-Van and the substantial amendment of the ANZ Credit Facility. In FY 2010, we reduced our outstanding borrowings by $20.3 million. Since the second half of our fiscal year ended June 30, 2009, reducing the overall senior and other debt leverage, particularly in the United States, has been a principal objective.

Asset Management
Receivables and inventories (including foreign translation effect) were $30.5 million and $20.9 million at June 30, 2011 and $27.4 million and $19.1 million at June 30, 2010, respectively. Inventory levels have increased at June 30, 2011 from June 30, 2010, due primarily to the improving economy in the Asia-Pacific area; but effective asset management remains a significant focus, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At June 30, 2011, days sales outstanding (“DSO”) in trade receivables were 42 days and 49 days for Royal Wolf and Pac-Van, as compared to 43 days and 53 days at June 30, 2010, respectively.
The net book value of our total lease fleet increased (including foreign translation effect) from $188.4 million at June 30, 2010 to $220.1 million at June 30, 2011. At June 30, 2011, we had 41,346 units (16,668 units in retail operations in Australia, 7,675 units in national account group operations in Australia, 5,827 units in New Zealand, which are considered retail; and 11,176 units in the United States) in our lease fleet, as compared 37,862 units (15,945 units in retail operations in Australia, 6,444 units in national account group operations in Australia, 4,538 units in New Zealand, which are considered retail; and 10,935 units in the United States) at June 30, 2010. At those dates, 33,876 units (14,030 units in retail operations in Australia, 5,814 units in national account group operations in Australia, 5,481 units in New Zealand, which are considered retail; and 8,551 units in the United States) and 29,735 units (12,997 units in retail operations in Australia, 4,875 units in national account group operations in Australia, 3,954 units in New Zealand, which are considered retail; and 7,909 units in the United States) were on lease, respectively.
In the United States, the lease fleet was comprised of 4,072 storage containers, 1,274 office containers, 4,839 mobile offices and 991 modular units at June 30, 2011; and 3,800 storage containers, 1,260 office containers, 4,884 mobile offices and 991 modular units at June 30, 2010. At those dates, in the United States, units on lease were comprised of 3,661 storage containers, 993 office containers, 3,095 mobile offices and 802 modular units; and 3,205 storage containers, 887 office containers, 3,086 mobile offices and 731 modular units, respectively.
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
We lease and sell storage, building and office containers, modular buildings and mobile offices to our customers. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.
We have a fleet of storage, building and office containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.
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
At June 30, 2010 and 2011, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step-two impairment test would have been performed. In a step-two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting unit to the respective assets and liabilities (as if the reporting unit had been acquired in separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value of the reporting unit over the amounts assigned to their respective assets and liabilities being the implied fair value of goodwill. It was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of the net assets at June 30, 2010 and 2011. However, the fair value of the Pac-Van reporting unit was less than the carrying values the net assets at June 30, 2010 and 2011; therefore, we performed a step-two impairment test for Pac-Van. In the step-two test for Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $7,633,000 and $5,858,000 at June 30, 2010 and 2011, respectively. The Company had not recorded an impairment charge to goodwill prior to June 30, 2010.

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
At June 30, 2010 and 2011, we, pursuant to an evaluation that determined that the respective fair values were less than the carrying values, recognized impairment charges of $190,000 and $250,000, respectively, to the trade name and, at June 30, 2010, $329,000 to the customer base acquired in the Pac-Van acquisition. These impairment charges were recorded as a part of depreciation and amortization in the consolidated statements of operations.
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
Reference is made to Note 2 of Notes to Consolidated Financial Statements for a further discussion of our significant accounting policies.
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

Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of June 30, 2011.
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
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

10.1	Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.29 of Registrant’s Form 10-Q for the Quarterly Period Ended September 30, 2007).

10.2
Preferred Supply Agreement among General Electric Capital Container Finance Corporation, Genstar Container Corporation, GE SeaCo SRL, Sea Containers Ltd., Royal Wolf Trading Australia Pty Limited and GE SeaCo Australia Pty Limited (incorporated by reference to Exhibit 10.2 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.3
Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.4	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009 and November 12, 2009).

10.5	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009 and November 12, 2009).

10.6	First Amendment to Stockholders Agreement dated March 31, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

10.7	Letter Agreement dated March 30, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

Exhibit
Number	Exhibit Description
10.8
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

10.9	Second Amendment to Shareholders Agreement dated September 21, 2009 (incorporated by reference to Registrant’s Form 8-K filed September 25, 2009).

10.10	2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.11	Variation Letter dated as of June 29, 2010 among the Royal Wolf Australia Group and ANZ (incorporated by reference to Registrant’s Form 8-K filed June 30, 2010).

10.12
Amendment and Release Agreement dated June 30, 2010 among GFN Australasia Finance Pty Ltd and Bison Capital Australia L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 2, 2010).

10.13
Revolving Credit and Security Agreement dated July 16, 2010 among PNC, Wells Fargo, Union Bank, GFNA, Pac-Van and the Pac-Van Asset Trust (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 22, 2010)

10.14	Guaranty and Suretyship Agreement dated July 16, 2010 among GFNA (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed July 22, 2010).

10.15	Limited Guaranty dated July 16, 2010 by Ronald F. Valenta and Lydia D. Valenta (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed July 22, 2010).

10.16	Pledge Agreement dated July 16, 2010 by GFNA (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed July 22, 2010)

10.17
Patent, Trademark and Copyright Security Agreement dated July 16, 2010 by Pac-Van, GFNA for the benefit of PNC Bank, National Association (“PNC”), as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed July 22, 2010).

10.18
Pledge and Security Agreement dated July 16, 2010 by Ronald F. Valenta and Lydia D. Valenta for the benefit of PNC, as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed July 22, 2010).

10.19
Investment Agreement dated July 16, 2010 among GFN, Laminar Direct Capital, L.L.C., as administrative agent and the other lenders from time to time party hereto (“Laminar”) (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K filed July 22, 2010).

10.20	Continuing Unconditional Guaranty dated July 16, 2010 by GFNA and Pac-Van for the benefit of Laminar (incorporated by reference to Exhibit 10.8 of Registrant’s Form 8-K filed July 22, 2010).

10.21	Subordination and Intercreditor Agreement dated July 16, 2010 among Pac-Van, GFNA, PNC and Laminar (incorporated by reference to Exhibit 10.9 of Registrant’s Form 8-K filed July 22, 2010).

10.22
Master Restructure and Debt Exchange Agreement dated July 16, 2010 among GFNA, Pac-Van, Laminar and SPV Capital Funding, L.L.C., a Delaware limited liability company (“SPV”) (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed July 22, 2010).

10.23	Subordination Agreement dated July 16, 2010 among Laminar, Pac-Van, GFNA and PNC (incorporated by reference to Registrant’s Form 8-K filed July 22, 2010).

10.24	Employment Agreement dated October 5, 2010 with Theodore M. Mourouzis (incorporated by reference to Registrant’s Form 8-K filed October 5, 2010).

Exhibit
Number	Exhibit Description
10.25
Variation Letter executed on December 23, 2010 among Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed December 28, 2010).

10.26
Annual Review and Variation Letter executed on December 31, 2010 among Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2011).

10.27
Letter of Offer executed on March 4, 2011 by Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed March 7, 2011).

10.28
First Amendment to Revolving Credit and Security Agreement, dated May 9, 2011, by and among Pac-Van, Inc., an Indiana corporation, GFN North America Corp., a Delaware corporation, the financial institutions party hereto (collectively, the “Lenders”), and PNC Bank, National Association, as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.29	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.30	Voluntary Escrow Deed dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.31	Separation Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.32	Letter Agreement re Put Option dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.33	Payoff Letter dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.34	ANZ Letter of Offer dated May 12, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.35	Robert Allan Employment Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

(a)	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta	September 23, 2011
Name: Ronald F. Valenta
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2011

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 23, 2011

/s/ Lawrence Glascott Lawrence Glascott	Chairman of the Board of Directors	September 23, 2011

/s/ David M. Connell David M. Connell	Director	September 23, 2011

/s/ Manuel Marrero Manuel Marrero	Director	September 23, 2011

/s/ James B. Roszak James B. Roszak	Director	September 23, 2011

/s/ Susan Harris Susan Harris	Director	September 23, 2011

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
General Finance Corporation
We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Crowe Horwath LLP
Sherman Oaks, California
September 23, 2011

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2010	June 30, 2011
Assets
Cash and cash equivalents	$4,786	$6,574
Trade and other receivables, net of allowance for doubtful accounts of $2,328 and $2,331 at June 30, 2010 and 2011, respectively	27,449	30,498
Income taxes receivable	1,071	—
Subscription receivables	1,211	—
Inventories	19,063	20,942
Prepaid expenses and other	2,206	4,503
Property, plant and equipment, net	10,182	12,652
Lease fleet, net	188,410	220,095
Goodwill	67,919	68,948
Other intangible assets, net	24,583	23,358

Total assets	$346,880	$387,570

Liabilities
Trade payables and accrued liabilities	$25,246	$32,522
Income taxes payable	—	440
Unearned revenue and advance payments	9,468	10,292
Senior and other debt	186,183	136,589
Deferred tax liabilities	13,409	15,835

Total liabilities	234,306	195,678

Commitments and contingencies (Note 10)	—	—

Redeemable noncontrolling interest (Note 10)	10,840	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,438 and $1,440 at June 30, 2010 and 2011, respectively	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,023,299 and 22,013,299 shares outstanding at June 30, 2010 and 2011, respectively	2	2

Additional paid-in capital	111,783	112,278
Subscription receivables	(100)	—

Accumulated other comprehensive income (loss)	(1,571)	4,904
Accumulated deficit	(9,775)	(25,490)

Total General Finance Corporation stockholders’ equity	101,734	93,089
Equity of noncontrolling interests	—	98,803

Total equity	101,734	191,892

Total liabilities and equity	$346,880	$387,570

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended June 30,
	2010	2011

Revenues
Sales	$79,207	$92,687
Leasing	77,102	89,577

	156,309	182,264

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	61,366	69,452
Direct costs of leasing operations	26,444	33,298
Selling and general expenses	37,672	44,710
Impairment of goodwill	7,633	5,858
Depreciation and amortization	19,619	19,165

Operating income	3,575	9,781

Interest income	234	487
Interest expense	(15,974)	(20,293)
Foreign currency exchange gain and other	1,948	4,125

	(13,792)	(15,681)

Loss before provision for income taxes	(10,217)	(5,900)

Provision (benefit) for income taxes	(1,261)	2,958

Net loss	(8,956)	(8,858)

Preferred stock dividends	(168)	(177)
Noncontrolling interest	(2,295)	(6,857)

Net loss attributable to common stockholders	$(11,419)	$(15,892)

Net loss per common share:
Basic	$(0.64)	$(0.72)
Diluted	(0.64)	(0.72)

Weighted average shares outstanding:
Basic	17,826,052	22,013,299
Diluted	17,826,052	22,013,299

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except share data)

							Total
					Accumulated	Retained	General Finance
	Cumulative		Additional		Other	Earnings	Corporation	Equity of
	Preferred	Common	Paid-In	Subscription	Comprehensive	(Accumulated	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Receivables	Income (Loss)	Deficit)	Equity	Interests	Equity

Balance at June 30, 2009	$1,345	$2	$105,314	$—	$(4,963)	$1,476	$103,174	$—	$103,174
Issuance of common stock (4,197,247 shares) included with units sold in a rights offering, net of offering expenses	—	—	6,008	(100)	—	—	5,908	—	5,908
Issuance of preferred stock (1,000 shares)	50	—	—	—	—	—	50	—	50
Share-based compensation	—	—	629	—	—	—	629	—	629
Preferred stock dividends	—	—	(168)	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	—	(8,956)	(8,956)	—	(8,956)
Redeemable noncontrolling interest	—	—	—	—	—	(2,295)	(2,295)	—	(2,295)
Cumulative translation adjustment	—	—	—	—	3,392	—	3,392	—	3,392

Total comprehensive loss	—	—	—	—	—	—	(7,859)	—	(7,859)

Balance at June 30, 2010	1,395	2	111,783	(100)	(1,571)	(9,775)	101,734	—	101,734

Cancellation of subscription receivables (10,000 shares)	—	—	(15)	15	—	—	—	—	—
Subscription receivables receipts	—	—	—	85	—	—	85	—	85
Share-based compensation	—	—	687	—	—	—	687	6	693
Preferred stock dividends	—	—	(177)	—	—	—	(177)	—	(177)
Issuance of capital stock by subsidiary (a)	—	—	—	—	—	—	—	92,776	92,776
Net loss	—	—	—	—	—	(9,975)	(9,975)	1,117	(8,858)
Redeemable noncontrolling interest	—	—	—	—	—	(5,740)	(5,740)	—	(5,740)
Cumulative translation adjustment	—	—	—	—	6,475	—	6,475	4,904	11,379

Total comprehensive income	—	—	—	—	—	—	(9,240)	6,021	(3,219)

Balance at June 30, 2011	$1,395	$2	$112,278	$—	$4,904	$(25,490)	$93,089	$98,803	$191,892

(a)	Includes $369 for shares of subsidiary capital stock issued to subsidiary board of directors and executive management.
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2010	2011
Cash flows from operating activities
Net loss	$(8,956)	$(8,858)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss (gain) on sales and disposals of property, plant and equipment	76	(21)
Gain on sales of lease fleet	(7,000)	(5,631)
Unrealized foreign exchange (gain) loss	(586)	9,026
Unrealized (gain) loss on forward exchange contracts	(958)	387
Unrealized gain on interest rate swaps and options	(231)	(697)
Impairment of goodwill	7,633	5,858
Depreciation and amortization	19,619	19,165
Amortization of deferred financing costs	381	1,917
Accretion of interest	240	220
Share-based compensation expense	629	693
Shares of subsidiary capital stock issued to subsidiary board of directors and executive management	—	369
Deferred income taxes	(338)	2,353
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	(234)	3,666
Inventories	4,397	1,566
Prepaid expenses and other	149	(720)
Trade payables, accrued liabilities and other deferred credits	1,848	(11,249)
Income taxes	—	471

Net cash provided by operating activities	16,669	18,515

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(880)
Proceeds from sales of property, plant and equipment	105	99
Purchases of property, plant and equipment	(2,295)	(3,799)
Proceeds from sales of lease fleet	22,573	24,115
Purchases of lease fleet	(19,721)	(40,239)

Net cash provided by (used in) investing activities	662	(20,704)

Cash flows from financing activities:
Proceeds from (repayments on) equipment financing activities	(337)	531
Repayments on senior and other debt borrowings	(20,292)	(69,404)
Deferred financing costs	—	(1,760)
Proceeds from issuances of units in rights offering	5,908	—
Proceeds from issuances of preferred stock	50	—
Preferred stock dividends	(168)	(177)
Net proceeds from issuance of capital stock by subsidiary	—	92,407
Payment of redeemable noncontrolling interest	—	(17,634)

Net cash provided by (used in) financing activities	(14,839)	3,963

Net increase in cash	2,492	1,774

Cash and equivalents at beginning of period	3,346	4,786

The effect of foreign currency translation on cash	(1,052)	14

Cash and equivalents at end of period	$4,786	$6,574

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$14,751	$18,615
Income taxes	52	28

Non-cash investing and financing activities:
On October 1, 2010 and January 14, 2011, the Company issued redeemable preferred stock of $100 and $10, respectively, as part of the consideration for business acquisitions (see Note 4).
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Business Operations
Organization
General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Mobile Storage Inc., a Delaware corporation (“GFNMS”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH” or “GFN Holdings”); GFN Australasia Finance Pty Ltd, an Australian corporation (“GFN Finance”); RWA Holdings Pty Limited (“RWA”), an Australian corporation, and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); and Pac-Van, Inc., an Indiana corporation (combined with GFNMS, “Pac-Van”).
Acquisition of Royal Wolf
On September 13, 2007 (September 14 in Australia), the Company completed the acquisition of Royal Wolf through the acquisition of all of the outstanding shares of RWA. The Company paid the purchase price by a combination of cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a subordinated note to Bison Capital. As a result of this structure, the Company owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.
Acquisition of Pac-Van
On October 1, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary formed in July 2008, GFNNA. The Company, in addition to assuming Pac-Van’s senior and other debt, paid the purchase price to the stockholders of MOAC by a combination of cash, GFN restricted common stock and a 20-month subordinated promissory note. Pac-Van leases and sells modular buildings, mobile offices storage and office containers in the United States.
IPO of Royal Wolf
On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. The Company used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities, as well as fully repay the subordinated notes held by Bison Capital (see Note 5). Simultaneously, the Company also satisfied the Bison Capital put option (see Note 10) to acquire the 13.8% of GFN U.S. previously owned by Bison Capital and now owns 100% of GFN U.S.
At the IPO date and at June 30, 2011, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of 50.005%.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.
Unless otherwise indicated, references to “FY 2010” and “FY 2011” are to the year ended June 30, 2010 and 2011, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Certain reclassifications have been made to the FY 2010 statements to conform to the current period presentation, the most significant of which was to present sales from the lease fleet (versus from inventory) as an investing activity in the statement of cash flows. The Company previously presented these sales as an operating activity.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

	June 30,
	2010	2011
Finished goods	$18,840	$20,661
Work in progress	223	281

	$19,063	$20,942

Derivative Financial Instruments
Derivative financial instruments included warrants issued as part of the Company’s IPO and rights offering (Note 3), a purchase option that was sold to the representative of the underwriters (Note 3) and warrants issued in connection with a senior subordinated promissory note with Bison Capital (Note 5). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants and the sale of the purchase option were reported in stockholders’ equity and, accordingly, there was no impact on the Company’s financial position or results of operations; except for the $100 in proceeds from the sale of the purchase option and the discounting of the senior subordinated promissory note for the fair market value of the warrants issued to Bison Capital. Subsequent changes in the fair value will not be recognized as long as the warrants and purchase option continue to be classified as equity instruments.
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
Accounting for Stock Options
For the issuances of stock options, the Company follows the fair value provisions of FASB ASC Topic 718, Stock Compensation, which require recognition of employee share-based compensation expense in the statements of operations over the vesting period based on the fair value of the stock option at the grant date. For stock options granted to non-employee consultants, the Company recognizes compensation expense measured at their fair value at each reporting date. Therefore, these stock options are subject to periodic fair value adjustments recorded in share-based compensation over the vesting period.
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
Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,
	Useful Life	2010	2011
Land	—	$1,599	$1,788
Building	40 years	247	1,280
Transportation and plant equipment (including capital lease assets)	3 – 10 years	11,407	15,914
Furniture, fixtures and office equipment	3 – 10 years	2,865	3,273

		16,118	22,255
Less accumulated depreciation and amortization		(5,936)	(9,603)

		$10,182	$12,652

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Lease Fleet
The Company has a fleet of storage, building and office containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience.
Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred.
Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.
Impairment of Long-Lived Assets
The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2010 and 2011.
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
At June 30, 2010 and 2011, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit and it was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of the net assets. However, in both years, the fair value of the Pac-Van reporting unit was less than the carrying values of the net assets and, therefore, the Company performed a step-two impairment test for Pac-Van.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In the step-two test, the Company determined the implied fair value of the Pac-Van reporting unit’s goodwill and compared it to the carrying value of the goodwill. This involved allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. For Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $7,633,000 at June 30, 2010 and $5,858,000 at June 30, 2011. The Company had not recorded an impairment charge to goodwill prior to FY 2010. At June 30, 2011, the carrying value of goodwill at Pac-Van was $33,303,000.
The change in the balance of goodwill was as follows (in thousands)

	June 30,
	2010	2011
Beginning of year	$73,917	$67,919
Foreign translation effect	1,635	6,887
Impairment of goodwill	(7,633)	(5,858)

End of year	$67,919	$68,948

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
Intangible assets with finite useful lives consist of the following (in thousands):

	June 30,
	2010	2011
Trademark and trade name	$2,750	$2,500
Customer base and lists	31,118	37,224
Non-compete agreements	5,986	7,313
Deferred financing costs	2,319	1,948
Other	874	1,372

	43,047	50,357
Less accumulated amortization	(18,464)	(26,999)

	$24,583	$23,358

The Company reviews intangible assets (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. At June 30, 2010 and 2011, the Company, pursuant to an evaluation that determined that the respective fair values were less than the carrying values, recognized impairment charges of $190,000 and $250,000, respectively, to the trade name and, at June 30, 2010, $329,000 to the customer base acquired in the Pac-Van acquisition (see Note 1). These impairment charges were recorded as a part of depreciation and amortization in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The estimated future amortization of intangible assets with finite useful lives as of June 30, 2011 is as follows (in thousands):

Year Ending June 30,
2012	$5,742
2013	5,014
2014	3,308
2015	2,168
2016	2,160
Thereafter	2,466

$20,858

Defined Contribution Benefit Plan
Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2010 and FY 2011 were $950,000 and $1,115,000, respectively.
Revenue Recognition
The Company leases and sells new and used portable storage, office and building containers, modular buildings and mobile offices to its customers, as well as providing other ancillary products and services. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured.
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
Advertising
Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2010 and 2011, prepaid advertising costs were approximately $220,000 and $257,000, respectively. Advertising costs expensed were approximately $2,478,000 and $2,774,000 for FY 2010 and FY 2011, respectively.
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

	Year Ended June 30,
	2010	2011
Basic	17,826,052	22,013,299
Assumed exercise of warrants	—	—
Assumed exercise of stock options	—	—

Diluted	17,826,052	22,013,299

Potential common stock equivalents (consisting of warrants and stock options) totaling 5,353,533 and 3,414,674 for FY 2010 and FY 2011, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive as a result of the net loss attributable to common stockholders.
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
In July 2010, the FASB issued an accounting standards update to ASC Topic 310, Receivables, that requires disclosures about the credit quality of financing receivables (excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value) and the allowance for credit losses. The disclosure requirements are effective for the periods ending on or after December 15, 2010, and its adoption did not have a significant impact on the Company’s consolidated financial position or results of operations as it does not have significant receivables that met the definition of financing receivables.
In December 2010, the FASB issued an accounting standards update to ASC Topic 805, Business Combinations, that requires public companies that enter into business combinations that are material on an individual or aggregate basis, and present comparative financial statements, to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures under ASC Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These new standards are effective for business combinations entered into subsequent to June 30, 2011, and the Company does not expect the adoption to have any impact on its consolidated financial position or results of operations.
In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively and the Company does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in equity. This amendment is effective on a retrospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income, but will not have any impact on the Company’s consolidated financial position or results of operations.
In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board (“IASB”) to simplify lease accounting and improve the quality of and comparability of financial information for users, published a proposed standard that would change the accounting and financial reporting for both lessee and lessor under ASC Topic 840, Leases. The proposed standard would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would require lessors to apply a receivable and residual accounting approach. The date of issuance of the final standards by the FASB and the effective date are to be determined. The Company believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect in the presentation of its consolidated financial position and results of operations. However, subsequent to June 30, 2011, the FASB and IASB announced their intention to re-expose the common leasing standard exposure draft for revised proposals since August 2010.
Note 3. Equity Transactions
Warrants Issued in IPO
In connection with its IPO in April 2006, the Company sold to the representative of the underwriters for $100 an option to purchase 750,000 units for $10.00 per unit. Each unit consisted of one share of common stock and one warrant and each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $7.20. This option expired on April 5, 2011.
Cumulative Preferred Stock
The Company conducts private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of June 30, 2011, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.
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
In connection with the acquisition of Advanced Mobile Storage (see Note 4), the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances are classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”
As of June 30, 2011, since issuance, dividends paid or payable totaled $381,000 and $26,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
The Company used $4,800,000 of the net proceeds from the rights offering in the refinancing at Pac-Van in FY 2011 (see Note 5).
Note 4. Acquisitions
In two separate transactions, on October 1, 2010 and on January 14, 2011, the Company, through Pac-Van, purchased the business of Advanced Mobile Storage (“AMS”) for a total of $990,000; which included the issuance of 110 shares of redeemable preferred stock (see Note 3). The total purchase price has been allocated to tangible (lease fleet) and intangible (customer base and non-compete agreement) assets acquired, based on their estimated fair market values, and totaled $893,000 and $193,000, respectively, less trade payables and accrued liabilities assumed of $96,000.
Note 5. Senior and Other Debt
Royal Wolf Senior Credit Facility and Bison Capital Notes
Royal Wolf has an approximately $106,000,000 (AUS$100,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which matures on June 30, 2014. The facility, which was substantially amended in connection with the RWH IPO (see Note 1), is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The ANZ credit facility is comprised of three sub-facilities, a $15,900,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing; a $79,500,000 (AUS$75,000,000) revolving sub-facility, primarily for lease fleet purchases; and a $10,600,000 (AUS$10,000,000) acquisition sub-facility. As of June 30, 2011, based upon the exchange rate of one Australian dollar to $1.0597 U.S. dollar and one New Zealand dollar to $0.7717 Australian dollar, borrowings and availability under the ANZ credit facility totaled $63,113,000 (AUS$59,557,000) and $42,857,000 (AUS$40,443,000), respectively. At June 30, 2011, borrowings under the working capital sub-facility totaled $5,277,000 (AUS$4,980,000) and bear interest at ANZ’s prime rate, plus 1.85% per annum, and borrowings under the revolving sub-facility totaled $57,836,000 (AUS$54,578,000) and bear interest at ANZ’s prime rate, plus 2.05% per annum. There are no borrowings under the acquisition sub-facility, which would bear interest at ANZ’s prime rate, plus 1.85% per annum.
Royal Wolf also has a $3,200,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.
The ANZ senior credit facility is subject to certain covenants, including compliance with specified consolidated interest coverage and total debt ratios for each financial quarter based on earnings before interest, income taxes, depreciation and amortization and other non-operating costs (“EBITDA”), as defined; and, among other things, the payment of dividends are not to exceed 60% of net profits (adding back amortization), plus any dividend surplus from the previous year, as defined.
On September 13, 2007, in conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a securities purchase agreement with Bison Capital, pursuant to which the Company issued and sold to Bison Capital, at par, a secured senior subordinated promissory note in the principal amount of $16,816,000 (the “Bison Capital Note”). The Bison Capital Note bore interest at the annual rate of 13.5%, payable quarterly in arrears, and would have matured on March 13, 2013. In addition, there remained a penalty of 101% of par (AUS$200,000) if the Bison Capital Note was prepaid prior to September 13, 2011. Pursuant to the securities purchase agreement, the Company issued to Bison Capital warrants to purchase 500,000 shares of common stock of GFN. The warrants issued to Bison Capital represented the right to purchase 500,000 shares of GFN’s common stock at an initial exercise price of $8.00 per share. Unexercised warrants would have expired September 13, 2014 and, in addition, if, during the 66-month period ending on the scheduled maturity date, GFN’s common stock has not traded above $10 per share for any 20 consecutive trading days on which the average daily trading volume was at least 30,000 shares (ignoring any daily trading volume above 100,000 shares), upon demand by Bison Capital, the Company will pay Bison Capital on the scheduled maturity date a premium of AUS$1,200,000, less any gains realized by Bison Capital from any prior sale of the warrants and warrant shares. This premium is also payable upon any acceleration of the Bison Capital Note. As a condition to receiving this premium, Bison Capital must surrender for cancellation any remaining warrants and warrant shares.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On May 1, 2008, the Company issued and sold to Bison Capital a second secured senior subordinated promissory note in the principal amount of $5,500,000 on terms comparable to the original Bison Capital Note, except that the maturity of this second note was July 1, 2011. Collectively, these two notes are referred to as the “Bison Capital Notes.”
The Bison Capital Notes, including the prepayment penalty and warrant premium, were fully repaid from net proceeds received in the RWH IPO (see Note 1), and the warrants were surrendered by Bison Capital and cancelled.
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
The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $700,000 if it prepays the loans in full prior to July 16, 2011 and to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At June 30, 2011, borrowings and availability under the PNC Credit Facility totaled $56,689,000 and $18,467,000, respectively.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Other
The Company has a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate), plus 2.0%, and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of April 2, 2012. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of June 30, 2011, there were no borrowings outstanding under the UB credit facility.
Other debt (including redeemable preferred stock — see Note 3) totaled $1,787,000 at June 30, 2011.
The weighted-average interest rate in the Asia-Pacific area was 10.3% and 12.0% in FY 2010 and FY 2011, respectively; which does not include the effect of translation, interest rate swap contracts and options (caps), amortization of deferred financing costs and prepayment penalty and premium paid on the repayment of the Bison Capital Notes. The weighted-average interest rate in the United States was 5.5% and 6.2% in FY 2010 and FY 2011, respectively; which does not include the effect of the amortization of deferred financing costs.
Loan Covenant Compliance
At June 30, 2011, the Company was in compliance with the financial covenants under its senior credit facilities and the Laminar Note. However, at March 31, 2011, the Company was not in compliance with the senior leverage ratio financial covenant under the PNC Credit Facility. In addition, a federal tax lien was filed against the personal residence of the Valentas, which violated the Valenta Limited Guaranty, creating an event of default under the PNC Credit Facility. The senior lenders amended the PNC Credit Facility to, among other things, waive this covenant noncompliance at the March 31, 2011 measurement date, waive the event of default related to the Valenta Limited Guaranty, but required a cash equity infusion of not less than $5,000,000 by July 31, 2011. In connection with the RWH IPO (see Note 1), net proceeds of $15,000,000 were used to make an equity infusion into Pac-Van to reduce the borrowings outstanding under the PNC Credit Facility and satisfy the $5,000,000 requirement. While the Company is currently in compliance with the financial covenants under its senior credit facilities and the Laminar Note, in the event of noncompliance, there is no assurance that the senior lenders would again consent to a waiver or an amendment; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Senior and other debt consisted of the following at June 30, 2010 and 2010 (in thousands):

	June 30,
	2010	2011
ANZ Credit Facility	$72,589	$63,113
Bison Capital Notes	21,676	—
PNC Credit Facility	66,600	56,689
SPV Note	25,000	—
Laminar Note	—	15,000
Other	318	1,787

	$186,183	$136,589

Scheduled Maturities on Senior and Other Debt
The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2011 were as follows (in thousands):

Year Ending June 30,
2012	$4,816
2013	57,574
2014	74,065
2015	134
2016	—
Thereafter	—

$136,589

Note 6. Financial Instruments
Fair Value Measurements
FASB ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, FASB ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value, as follows:
Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 — Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The Company’s swap contracts and options (caps) and forward-exchange contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models that include assumptions about yield curve at the reporting dates as well as counter-party credit risk. The Company has consistently applied these calculation techniques to all periods presented, which are considered Level 2.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

Type of Derivative		Derivative - Fair Value (Level 2)
Contract	Balance Sheet Classification	June 30, 2010	June 30, 2011

Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,222)	$(743)

Forward-Exchange Contracts	Trade and other receivables	247	—

Forward-Exchange Contracts	Trade payables and accrued liabilities	—	(401)

Type of Derivative	Statement of Operations
Contract	Classification	Year Ended June 30, 2010	Year Ended June 30, 2011

Swap Contracts and Options (Caps)	Unrealized gain included in interest expense	$231	$697

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	958	(387)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2010, there were four open interest rate swap contracts and three open interest rate option (cap) contracts; and, as of June 30, 2011 there were three open interest rate swap contracts and two open interest rate option (cap) contracts that mature in September 2012, as follows (dollars in thousands):

	June 30, 2010		June 30, 2011
	Swap	Option (Cap)	Swap	Option (Cap)
Notional amounts	$23,260	$13,457	$23,543	$14,161
Fixed/Strike Rates	7.19% - 8.22%	7.19% - 8.22%	7.19% - 8.22%	7.19% - 7.98%
Floating Rates	6.33% - 8.12%	6.33% - 8.12%	7.01%	7.01%
Fair Value of Combined Contracts	$(1,235)	$13	$(743)	$—

Foreign Currency Risk
The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2010, there were 15 open forward exchange contracts and three open currency option contracts; and, as of June 30, 2011, there were 25 open forward exchange contracts that mature between July 2011 and April 2013, as follows (dollars in thousands):

	June 30, 2010		June 30, 2011
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$7,018	$9,164	$11,452	$—
Exchange/Strike Rates (AUD to USD)	0.7005 – 0.8960	0.7000 – 0.8310	0.9973 – 1.0465	—
Fair Value of Combined Contracts	$149	$98	$(401)	$—

The Company also had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2010 and FY 2011, net unrealized and realized foreign exchange gains (losses) totaled $586,000 and $453,000, and $(9,026,000) and $13,540,000, respectively.
Credit Risk and Allowance for Doubtful Accounts
Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors. However, in the U.S. a significant portion of the Company’s business activity is with companies in the construction industry. Revenues and trade receivables from this industry totaled $21,137,000 and $3,953,000 during FY 2010 and at June 30, 2010, respectively; and $19,831,000 and $3,895,000 during FY 2011 and at June 30, 2011, respectively.
The Company’s receivables related to sales are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries, was $625,000 and $947,000 and $954,000 and $1,078,000 for FY 2010 and FY 2011, respectively. The translation gain to the allowance for doubtful accounts for FY 2010 and FY 2011 was $45,000 and $127,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Note 7. Income Taxes
Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2010	2011

U.S.	$(4,303)	$(4,527)
Asia-Pacific	(5,914)	(1,373)

	$(10,217)	$(5,900)

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2010	2011
Current:
U.S. Federal	$(1,041)	$144
State	—	49
Asia-Pacific	(30)	276

	(1,071)	469

Deferred:
U.S. Federal	(152)	1,291
State	(87)	84
Asia-Pacific	49	1,114

	(190)	2,489

	$(1,261)	$2,958

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2010	2011

Deferred tax assets:
Net operating loss and tax credit carryforwards	$19,082	$17,111
Deferred revenue and expenses	209	466
Accrued compensation and other benefits	441	877
Allowance for doubtful accounts	605	374
Unrealized exchange gains and losses	597	—

Total deferred tax assets	20,934	18,828
Valuation allowance	—	—

Net deferred tax assets	20,934	18,828

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(33,216)	(34,592)
Other	(1,127)	(71)

Total deferred tax liabilities	(34,343)	(34,663)

Net deferred tax liabilities	$(13,409)	$(15,835)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At June 30, 2011, the Company had a U.S. federal net operating loss carryforward of $37,487,000, which expires if unused during fiscal years 2021 — 2031, and an Australian net operating loss carryforward of approximately $27,806,000 with no expiration date. As a result of the stock ownership change in the merger with MOAC (see Note 1), the available deduction of the net operating loss carryforward of $16,779,000 acquired in the Pac-Van acquisition is generally limited to approximately $2,500,000 on a yearly basis.
Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2010 and 2011.
A reconciliation of the U.S. federal statutory rate of 34% to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2010	2011

Federal statutory rate	(34.0)%	(34.0)%
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	(4.0)	(4.0)
U.S. income taxes related to RWH IPO	—	48.5
Amortization and impairment of goodwill and intangible assets, net	24.1	30.1
Nondeductible expenses (primarily share-based compensation expense at Royal Wolf)	1.6	9.5

Effective tax rate	(12.3)%	50.1%

As a result of the RWH IPO, the Company, among other things, was required to increase, for tax purposes, the cost basis of Royal Wolf’s inventory to fair value, which resulted in a taxable gain of approximately $6,400,000. This gain was recorded in the consolidated income tax expense and, as such, was the most significant portion in the federal rate reconciliation of 48.5%.
Note 8. Related Party Transactions
Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $110,000 in both FY 2010 and FY 2011.
Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $114,000 ($84,000 at the corporate office and $30,000 at the operating subsidiaries) in FY 2010 and $231,000 ($84,000 at the corporate office and $128,000 at the operating subsidiaries) in FY 2011.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
On October 1, 2008 (“October 2008 Grant”), the Company granted 356,000 options to certain key employees of Pac-Van and to a former stockholder of MOAC. At June 30, 2011, there remain 147,300 outstanding time-based options with a vesting period of five years and 112,020 outstanding performance-based options that vest in three tranches subject to Pac-Van achieving certain EBITDA and return on asset targets for FY 2011 and for the fiscal years ending June 30, 2012 and 2013. The Company has been recognizing share-based compensation expense over the estimated vesting periods for each of these three tranches, but it was determined that the FY 2011 performance targets were not probable of being achieved and, as a result, previously recorded share-based compensation for the related tranche of 37,340 performance-based options outstanding at June 30, 2011 was reversed in the fourth quarter of FY 2011. However, these performance-based options will not be officially forfeited until the quarter ended September 30, 2011. Similarly, share-based compensation recognized in prior periods related to performance-based options with FY 2010 performance targets were reversed in the fourth quarter of FY 2010. However, the related performance-based options not officially forfeited until the quarter ended September 30, 2010.
On January 26, 2010 (“January 2010 Grant”) the Company granted options to two officers of GFN, certain key employees of Pac-Van and a non-employee consultant to purchase 170,000 shares of common stock at an exercise price equal to the closing market value of the Company’s common stock as of that date; or $1.28 per share. The January 2010 Grant consisted of 4,750 options with a vesting period of five years, 20,000 options (granted to the non-employee) with a vesting period of three years and 145,250 options that vest subject to performance conditions based the achievement of certain EBITDA and other targets for FY 2010. The Company commenced recognizing share-based compensation expense on these performance-based options over an estimated vesting period of just over 20 months, but it was subsequently determined that the EBITDA target was not probable of being achieved and, as result, previously recorded share-based compensation was reversed in the fourth quarter of FY 2010. However, the related performance-based options were not officially forfeited until the quarter ended September 30, 2010.
On July 14, 2010 (“July 2010 Grant”), the Company granted options to three non-employee consultants to purchase 40,000 shares of common stock at an exercise price of equal to the closing market value of the Company’s common stock as of date, or $1.22 per share, with a vesting period of three years.
On September 15, 2010 (“September 2010 Grant”), the Company granted options to three officers of GFN and 12 key employees of Pac-Van and Royal Wolf to purchase 298,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $1.06 per share. The options under the September 2010 Grant vest over four years, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for FY 2011 and the fiscal years ending June 30, 2012 and 2013.
On December 9, 2010 (“December 2010 Grant”), the Company granted options to two members of its Board of Directors to purchase 18,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $2.04 per share, with a vesting period of three years.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
On June 23, 2011 (“June 2011 Grant”), the Company granted options to two officers of GFN, seven key employees of Pac-Van and a non-employee consultant to purchase 131,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $2.99 per share. The options under the June 2011 Grant vest over forty-two months, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2012 — 2014.
The fair value of the stock options granted under the Stock Incentive Plan was determined by using the Black-Scholes option-pricing model. The range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.99% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2011, the weighted-average fair value of the stock options granted to non-employee consultants was $2.57, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 2.78% — 3.18% an expected life of 8.6 — 10 years, an expected volatility of 84.6%, and no expected dividend. A summary of the Company’s stock option activity and related information as of and for FY 2010 and FY 2011 follows:

		Weighted-
	Number of	Average
	Options	Exercise
	(Shares)	Price

Outstanding at June 30, 2009	1,358,000	$7.39

Granted	170,000	1.28
Exercised	—	—
Forfeited or expired	(273,090)	6.97

Outstanding at June 30, 2010	1,254,910	$6.65

Exercisable at June 30, 2010	403,960	$8.00

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2010	1,254,910	$6.65

Granted	487,000	1.63
Exercised	—	—
Forfeited or expired	(201,340)	3.53

Outstanding at June 30, 2011	1,540,570	$5.47	6.7

Vested and expected to vest at June 30, 2011	1,528,638	$5.46	6.7

Exercisable at June 30, 2011	574,637	$7.81	6.3

At June 30, 2011, outstanding time-based options and performance-based options totaled 891,550 and 649,020, respectively. Also at that date, the Company’s market price for its common stock was $2.99 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was only $788,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Share-based compensation of $2,844,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, from inception through June 30, 2011. At that date, there remains $1,424,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.
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
Royal Wolf Long Term Incentive Plan
In FY 2011, in conjunction with the RWH IPO, Royal Wolf established the Royal Wolf Long Term Incentive Plan (the “LTI Plan”). Under the LTI Plan, the RWH Board of Directors may grant, at its discretion, options, performance rights and/or restricted shares of RWH capital stock to Royal Wolf employees and executive directors. Vesting terms and conditions may be up to four years and, generally, will be subject to performance criteria based primarily on enhancing shareholder returns using a number of key financial benchmarks. In addition, unless the RWH Board determines otherwise, if an option, performance right or restricted share has not lapsed or been forfeited earlier, it will terminate at the seventh anniversary from the date of grant.
It is intended that up to one percent of RWH’s outstanding capital stock will be reserved for grant under the LTI Plan and a trust will be established to hold RWH shares for this purpose. However, so long as the Company holds more than 50% of the outstanding shares of RWH capital stock, RWH shares reserved for grant under the LTI Plan are required to be purchased in the open market; unless the Company agrees otherwise.
The LTI Plan, among other provisions, does not permit the transfer of options, performance rights and restricted shares without the prior approval of the RWH Board; nor may they be sold, mortgaged or otherwise encumbered. In the event of a change of control, the RWH Board, at its discretion, will determine whether, and how many, unvested options, performance rights and restricted shares will vest. In addition, if, in the RWH Board’s opinion, a participant acts fraudulently or dishonestly or is in breach of their obligations to Royal Wolf, the RWH Board may deem any options, performance rights and restricted shares held by or reserved for the participant to have lapsed or been forfeited.
There have been no grants or awards under the LTI Plan as of June 30, 2011.
Note 10. Commitments and Contingencies
Operating Lease Rentals
The Company leases office equipment and other facilities under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.
Non-cancellable operating lease rentals at June 30, 2011 are payable as follows (in thousands):

Year Ending June 30,
2012	$6,505
2013	4,533
2014	3,560
2015	2,891
2016	1,755
Thereafter	1,500

$20,744

Rental expense on non-cancellable operating leases was $5,373,000 and $5,593,000 in FY 2010 and FY 2011, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Sales-Type and Operating Fleet Leases
Future minimum payments to be received under sales-type and operating fleet leases at June 30, 2011 are as follows (in thousands):

Year Ending June 30,
2012	$7,635
2013	2,469
2014	812
2015	305
2016	204
Thereafter	256

$11,681

Bison Capital Put Option
In conjunction with the closing of the acquisition of Royal Wolf, the Company entered into a shareholders agreement with Bison Capital. The shareholders agreement was amended on September 21, 2009 and provided that, at any time after July 1, 2011, Bison Capital may require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase price for the capital stock (which was payable in cash or, if mutually agreeable to both the Company and Bison Capital, paid in GFN common stock or some combination thereof) was the greater $12,850,000 or several calculations; typically based as an 8.25 multiple of EBITDA, as defined. This provision in the shareholders agreement was referred as the “Bison Capital put option.”
Also under the shareholders agreement, the Company had the option, at anytime prior to September 13, 2010, to cause Bison Capital to sell and transfer its 13.8% outstanding capital stock of GFN U.S. to the Company for a purchase price equal to the product of 2.75 and Bison Capital’s cost in the GFN U.S. capital stock. Subsequent to July 1, 2012, the Company’s call option purchase price was similar to the Bison Capital put option, except the EBITDA multiple was 8.75.
Simultaneously with the RWH IPO (see Note 1), the Company satisfied the Bison Capital put option for $17,634,000 and now owns 100% of GFN U.S.
Prior to July 1, 2009, the Company accounted for Bison Capital’s put option as a non-freestanding financial instrument classified in temporary equity, pursuant to the requirements of SEC Accounting Series Release (“ASR”) No. 268, Presentation in Financial Statements of “Redeemable Preferred Stock.” In accordance with the guidelines of ASR No. 268, the redemption value of the put option had been reflected as redeemable noncontrolling interest with the corresponding adjustment to additional paid-in capital determined after the attribution of the net income or loss of Royal Wolf to noncontrolling interest. Effective July 1, 2009, the Company adopted the provisions of a pronouncement issued in December 2007 on what is now codified as FASB ASC Topics 805, Business Combinations, and 810, Consolidation. In connection with the adoption of the provisions in these Topics, the Company accreted the redemption value of the put option over the periods from July 1, 2009 through May 31, 2011, the date of the RWH IPO, with the corresponding adjustment to net income or loss attributable to noncontrolling interest.
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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 11. Detail of Certain Accounts
Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2010	2011
Trade payables	$14,929	$20,463
Payroll and related	3,017	6,268
Taxes, other than income	937	793
Fair value of interest swap and option and forward currency exchange contacts	1,222	1,144
Accrued interest	1,718	707
Other accruals	3,423	3,147

	$25,246	$32,522

Note 12. Segment Reporting
The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Year Ended June 30,
	2010	2011
Revenues from external customers
North America:
Sales	$19,938	$17,876
Leasing	37,203	38,000

	57,141	55,876

Asia-Pacific:
Sales	59,269	74,811
Leasing	39,899	51,577

	99,168	126,388

Total	$156,309	$182,264

Operating income (loss)
North America	$(4,613)	$(4,418)
Asia-Pacific	8,188	14,199

Total	$3,575	$9,781

Interest income
North America	$—	$—
Asia-Pacific	234	487

Total	$234	$487

Interest expense
North America	$5,299	$5,792
Asia-Pacific	10,675	14,501

Total	$15,974	$20,293

GENERAL FINANCE CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,
	2010	2011
Share-based compensation
North America	$520	$552
Asia-Pacific	109	510

Total	$629	$1,062

Impairment of goodwill
North America	$7,633	$5,858
Asia-Pacific	—	—

Total	$7,633	$5,858

Depreciation and amortization
North America	$6,512	$6,087
Asia-Pacific	13,107	13,078

Total	$19,619	$19,165

Additions to long-lived assets
North America	$3,763	$7,478
Asia-Pacific	18,253	36,560

Total	$22,016	$44,038

	At June 30,
	2010	2011
Long-lived assets
North America	$108,064	$108,212
Asia-Pacific	90,528	124,535

Total	$198,592	$232,747

Intersegment net revenues totaled $4,151,000 during FY 2010 and $2,237,000 during FY 2011.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
CONDENSED BALANCE SHEET

	June 30,
	2010	2011
	(in thousands)
Cash and cash equivalents	$4,054	$6,019
Property and equipment, net	41	24
Other assets	6,547	376
Investment and intercompany accounts	91,726	111,043

Total Assets	$102,368	$117,462

Accounts payable, accrued and other liabilities	$634	$1,168
Senior and other debt	—	15,110
Other deferred credits	—	8,095
General Finance Corporation stockholders’ equity	101,734	93,089

Total Liabilities and Stockholders’ Equity	$102,368	$117,462

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
CONDENSED STATEMENT OF OPERATIONS

	Year Ended June 30,
	2010	2011
	(in thousands)
General and administrative expenses	$2,592	$3,178

Equity in losses of subsidiaries	(12,732)	(8,457)
Intercompany income	1,498	3,915
Interest expense	(28)	(1,902)
Other income, net	11	2,746

	(11,251)	(3,698)

Loss before income taxes	(13,843)	(6,876)
Income tax provision (benefit)	(2,592)	8,839

Net loss attributable to stockholders	(11,251)	(15,715)
Preferred stock dividends	168	177

Net loss attributable to common stockholders	$(11,419)	$(15,892)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
GENERAL FINANCE CORPORATION
(PARENT COMPANY INFORMATION)
CONDENSED STATEMENT OF CASH FLOWS

	Year Ended June 30,
	2010	2011
	(in thousands)
Cash flows from operating activities:
Net loss attributable to stockholders	$(11,251)	$(15,715)
Equity in losses of subsidiaries	12,732	8,457
Unrealized foreign exchange gain	(12)	(2,935)
Depreciation and amortization	72	64
Amortization of deferred financing cots	—	28
Share-based compensation expense	355	458
Contributed services	—	—
Deferred income taxes	(2,592)	8,839
Changes in operating assets and liabilities	13	2,728

Net cash provided (used) by operating activities	(683)	1,924

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—
Purchases of property and equipment	—	—
Purchases of intangible assets	—	—

Net cash used by investing activities	—	—

Cash flows from financing activities:
Proceeds from senior and other debt borrowings	—	15,000
Deferred financing costs	—	(89)
Proceeds form issuances of units in rights offering	4,697	—
Proceeds from issuances of preferred stock	50	—
Payment of redeemable noncontrolling interest	—	(17,634)
Preferred stock dividends	(168)	(177)
Intercompany transfers	(1,245)	2,941

Net cash provided by financing activities	3,334	41

Net increase in cash	2,651	1,965

Cash at beginning of period	1,403	4,054

Cash at end of period	$4,054	$6,019

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350