Form 10-Q
period 2011-09-30
General Finance CORP
filed 2011-11-14
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,013,299 shares outstanding as of November 7, 2011.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	September 30, 2011
		(Unaudited)
Assets
Cash and cash equivalents	$6,574	$6,190
Trade and other receivables, net of allowance for doubtful accounts of $2,381 and $2,272 at June 30, 2011 and September 30, 2011, respectively	30,498	28,765
Inventories	20,942	26,560
Prepaid expenses and other	4,503	5,226
Property, plant and equipment, net	12,652	11,737
Lease fleet, net	220,095	216,060
Goodwill	68,948	66,207
Other intangible assets, net	23,358	20,684

Total assets	$387,570	$381,429

Liabilities
Trade payables and accrued liabilities	$32,522	$30,187
Income taxes payable	440	138
Unearned revenue and advance payments	10,292	10,707
Senior and other debt	136,589	137,821
Deferred tax liabilities	15,835	17,809

Total liabilities	195,678	196,662

Commitments and contingencies (Note 8)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,440 at June 30, 2011 and September 30, 2011	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,013,299 shares outstanding at June 30, 2011 and September 30, 2011	2	2
Additional paid-in capital	112,278	112,422
Accumulated other comprehensive income	4,904	2,337
Accumulated deficit	(25,490)	(24,408)

Total General Finance Corporation stockholders’ equity	93,089	91,748
Equity of noncontrolling interests	98,803	93,019

Total equity	191,892	184,767

Total liabilities and equity	$387,570	$381,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2010	2011
Revenues
Sales	$23,389	$28,209
Leasing	20,076	24,584

	43,465	52,793

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	17,610	20,477
Direct costs of leasing operations	7,498	9,288
Selling and general expenses	10,015	11,813
Depreciation and amortization	4,672	4,558

Operating income	3,670	6,657
Interest income	105	95
Interest expense	(4,281)	(3,402)
Foreign currency exchange gain (loss) and other	2,427	1,087

	(1,749)	(2,220)

Income before provision for income taxes	1,921	4,437
Provision for income taxes	726	1,686

Net income	1,195	2,751
Preferred stock dividends	(43)	(45)
Noncontrolling interest	(573)	(1,669)

Net income attributable to common stockholders	$579	$1,037

Net income per common share:
Basic	$0.03	$0.05
Diluted	0.03	0.05

Weighted average shares outstanding:
Basic	22,013,299	22,013,299
Diluted	22,025,352	22,274,542

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Subscription Receivables	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$1,395	$2	$112,278	$—	$4,904	$(25,490)	$93,089	$98,803	$191,892
Share-based compensation	—	—	189	—	—	—	189	18	207
Preferred stock dividends	—	—	(45)	—	—	—	(45)	—	(45)
Net income	—	—	—	—	—	1,082	1,082	1,669	2,751
Cumulative translation adjustment	—	—	—	—	(2,567)	—	(2,567)	(7,471)	(10,038)

Total comprehensive income	—	—	—	—	—	—	(1,485)	(5,802)	(7,287)

Balance at September 30, 2011	$1,395	$2	$112,422	$—	$2,337	$(24,408)	$91,748	$93,019	$184,767

Other comprehensive income:

Cumulative translation adjustment totaled $6,463, which resulted in Total Comprehensive Income of $7,085 for the quarter ended September 30, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September 30,
	2010	2011
Net cash provided by operating activities (Note 9)	$3,702	$3,092

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	43	179
Purchases of property, plant and equipment	(681)	(448)
Proceeds from sales of lease fleet	5,345	7,821
Purchases of lease fleet	(6,059)	(13,159)
Other intangible assets	—	(49)

Net cash used in investing activities	(1,352)	(5,656)

Cash flows from financing activities:
Repayments on equipment financing activities	(39)	(127)
Proceeds from (repayments on) senior and other debt borrowings, net	(5,369)	2,271
Deferred financing costs	(1,276)	—
Preferred stock dividends	(43)	(45)

Net cash provided by (used in) financing activities	(6,727)	2,099

Net decrease in cash	(4,377)	(465)
Cash and equivalents at beginning of period	4,786	6,574
The effect of foreign currency translation on cash	(180)	81

Cash and equivalents at end of period	$229	$6,190

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

Acquisition of Pac-Van

On October 1, 2008, the Company completed its acquisition of Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary, GFNNA. The Company, in addition to assuming Pac-Van’s senior and other debt, paid the purchase price to the stockholders of MOAC by a combination of cash, GFN restricted common stock and a 20-month subordinated promissory note. Pac-Van leases and sells modular buildings, mobile offices storage and office containers in the United States.

Acquisitions in the Current and Prior Fiscal Year

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

IPO of Royal Wolf

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. The Company used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities, as well as fully repay the subordinated notes held by Bison Capital (see Note 4). Simultaneously, the Company also satisfied the Bison Capital put option to acquire the 13.8% of GFN U.S. previously owned by Bison Capital and now owns 100% of GFN U.S.

At the IPO date and at September 30, 2011, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of 50.005%.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2012. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to conform to the current period presentation.

Unless otherwise indicated, references to “FY 2011” and “FY 2012” are to the quarter ended September 30, 2010 and 2011, respectively.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense , residual value of the lease fleet and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates.

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

	June 30,	September 30,
	2011	2011
Finished goods	$20,661	$25,996
Work in progress	281	564

	$20,942	$26,560

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,
		2011	2011
Land	—	$2,064	$1,970
Building	40 years	1,027	1,013
Transportation and plant equipment (including capital lease assets)	3 —10 years	15,914	15,276
Furniture, fixtures and office equipment	3 —10 years	3,273	3,201

		22,278	21,460
Less accumulated depreciation and amortization		(9,626)	(9,723)

		$12,652	$11,737

Lease Fleet

The Company has a fleet of storage, portable building and office containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience.

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

	Quarter Ended September 30,
	2010	2011
Basic	22,013,299	22,013,299
Assumed exercise of warrants	—	—
Assumed exercise of stock options	12,053	261,243

Diluted	22,025,352	22,274,542

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 5,479,140 and 3,409,610 for FY 2011 and FY 2012, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In September 2011, the FASB issued an amendment to the existing guidance on goodwill impairment. The amendment allows entities to first assess qualitative factors to determine whether it is necessary to perform the current two-step quantitative goodwill impairment test under ASC Topic 350, Intangibles –Goodwill. If an entity elects to use the option, it will no longer be required to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. If the entity concludes that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. However, if the entity concludes that fair value exceeds the carrying amount; neither of the two steps is required. The amendment allows entities to continue applying the existing two-step test and if an entity elects not to use the qualitative assessment in one period, it may resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, though early adoption is permitted. The Company has not yet determined if it will elect to use the new qualitative assessment of the amendment or in any subsequent period after its effective date.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Equity Transactions

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of September 30, 2011, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

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

In connection with the acquisition of Advanced Mobile Storage (see Note 1), the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances are classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”

As of September 30, 2011, since issuance, dividends paid or payable totaled $422,000 and $30,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Note 4. Senior and Other Debt

Royal Wolf Senior Credit Facility and Bison Capital Notes

Royal Wolf has an approximately $97,900,000 (AUS$100,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which matures on June 30, 2014. The facility, which was substantially amended in connection with the RWH IPO (see Note 1), is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The ANZ credit facility is comprised of three sub-facilities, a $14,700,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing; a $73,400,000 (AUS$75,000,000) revolving sub-facility, primarily for lease fleet purchases; and a $9,800,000 (AUS$10,000,000) acquisition sub-facility. As of September 30, 2011, based upon the exchange rate of one Australian dollar to $0.9793 U.S. dollar and one New Zealand dollar to $0.7928 Australian dollar, borrowings and availability under the ANZ credit facility totaled $61,765,000 (AUS$63,071,000) and $36,165,000 (AUS$36,929,000), respectively. At September 30, 2011, borrowings under the working capital sub-facility totaled $8,159,000 (AUS$8,331,000) and bear interest at ANZ’s prime rate (4.75% at September 30, 2011), plus 1.85% per annum, and borrowings under the revolving sub-facility totaled $53,606,000 (AUS$54,740,000) and bear interest at ANZ’s prime rate, plus 2.05% per annum. There are no borrowings under the acquisition sub-facility, which would bear interest at ANZ’s prime rate, plus 1.85% per annum.

Royal Wolf also has a $2,900,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pac-Van Senior Credit Facility

On July 16, 2010, the Company entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (“UB”) (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar”) issued by GFN (the “Laminar Note”). Under the terms of the PNC Credit Facility, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate (3.25% at September 30, 2011) plus 2.75%, or the Eurodollar rate (0.239%, 0.301% and 0.374% at September 30, 2011 for the one-month, two-month and three-month LIBOR, respectively) plus 3.75%. The PNC Credit Facility also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants, including fixed charge coverage ratios, senior leverage ratios and lease fleet utilization ratios; and also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or upon the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.

The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At September 30, 2011, borrowings and availability under the PNC Credit Facility totaled $59,504,000 and $13,108,000, respectively.

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

The Laminar Note contains certain financial covenants, including a consolidated funded indebtedness-to-consolidated EBITDA leverage ratio, a minimum consolidated EBITDA covenant for the four most recently completed calendar quarters of not less than $28,000,000; and customary covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA and Pac-Van (both of which have guaranteed the repayment of all outstanding borrowings and obligations of the Laminar Note) and covenants which limit the ability of GFNNA and Pac-Van to sell assets, enter into acquisitions and incur additional indebtedness. In addition, the terms of the Laminar Note prohibit GFNNA and Pac-Van from extending the maturity of the PNC Credit Facility to a date later than April 16, 2013, increasing the maximum indebtedness above $93,500,000 without the prior written consent of Laminar, entering into interest rate increases for indebtedness and from undertaking certain other actions.

Other

The Company has a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate), plus 2.0%, and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of April 2, 2012. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of September 30, 2011, there were no borrowings outstanding under the UB credit facility.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other debt (including redeemable preferred stock – see Note 3) totaled $1,552,000 at September 30, 2011.

The weighted-average interest rate in the Asia-Pacific area was 11.2% and 9.3% in FY 2011 and FY 2012, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in the United States was 6.0% and 6.2% in FY 2011 and FY 2012, respectively; which does not include the effect of the amortization of deferred financing costs.

Loan Covenant Compliance

At September 30, 2011, the Company was in compliance with the financial covenants under its senior credit facilities and the Laminar Note. However, although the Company is currently in compliance, in the event of noncompliance there is no assurance that the senior lenders would consent to a waiver or an amendment; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities, or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings.

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

Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 - Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2011	September 30, 2011
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(743)	$(1,196)
Forward-Exchange Contracts	Trade and other receivables	—	780
Forward-Exchange Contracts	Trade payables and accrued liabilities	(401)	—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2010	Quarter Ended September 30, 2011

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$250	$(535)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(865)	949

Fair Value of Financial Instruments

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s financial instruments, which include cash and cash equivalents, net receivables, trade payables and accrued liabilities, borrowings under the senior credit facilities and other debt, interest rate swap and forward exchange contracts; approximate fair value due to current market conditions, maturity dates and other factors.

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its long-term debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges are highly effective. However, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change.

The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2011, there were three open interest rate swap contracts and two open interest rate option (cap) contracts; and, as of September 30, 2011, there was one open interest rate swap contract and one open interest rate option (collar) contract that mature in June 2014, as follows (dollars in thousands):

	June 30, 2011		September 30, 2011
	Swap	Option (Cap)	Swap	Option (Collar)
Notional amounts	$23,543	$14,161	$14,690	$24,483
Fixed/Strike Rates	7.19% - 8.22%	7.19% - 7.98%	6.25%	6.25%
Floating Rates	7.01%	7.01%	6.18%	6.18%
Fair Value of Combined Contracts	$(743)	$—	$(855)	$(341)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2011, there

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

were 25 open forward exchange contracts; and, as of September 30, 2011, there were 23 open forward exchange contracts that mature between October 2011 and April 2013, as follows (dollars in thousands):

	June 30, 2011		September 30, 2011
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$11,452	$—	$13,647	$—
Exchange/Strike Rates (AUD to USD)	0.9973 – 1.0465	—	0.97 – 1.0708	—
Fair Value of Combined Contracts	$(401)	$—	$780740	$—

In FY 2011 and FY 2012, the Company also had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2011 and FY 2012, net unrealized and realized foreign exchange gains (losses) totaled $3,262,000 and $27,000, and $45,000 and $(2,000), respectively.

Note 6. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $28,000 in both FY 2011 and FY 2012.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $46,000 ($21,000 at the corporate office and $25,000 at the operating subsidiaries) in both FY 2011and FY 2012.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On August 25, 2011 (“August 2011 Grant”), the Company granted options to an officer of GFN for 80,000 shares of common stock at an exercise price of $3.11, which was equal to the closing market price of the Company’s common stock as of that date. The options under the August 2011 Grant vest over 40 months, subject to performance conditions based on achieving cumulative EBITDA targets for the fiscal years ending June 30, 2012 - 2014.

The fair value of the stock options granted under the Stock Incentive Plan was determined by using the Black-Scholes option-pricing model. The range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.51% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2011, the weighted-average fair value of the stock options granted to non-employee consultants was $2.60, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 1.75% - 1.94% an expected life of 8.8 – 9.7 years, an expected volatility of 84.6%, and no expected dividend. A summary of the Company’s stock option activity and related information as of and for FY 2012 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2011	1,540,570	$5.47
Granted	80,000	3.11
Exercised	—	—
Forfeited or expired	(43,340)	6.55

Outstanding at September 30, 2011	1,577,230	$5.33	7.4

Vested and expected to vest at September 30, 2011	1,577,230	$5.33	7.4

Exercisable at September 30, 2011	685,470	$7.23	6.1

At September 30, 2011, outstanding time-based options and performance-based options totaled 886,050 and 691,180, respectively. Also at that date, the Company’s market price for its common stock was $2.95 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $771,000.

Share-based compensation of $3,051,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, from inception through September 30, 2011. At that date, there remains $1,429,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.2 years.

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

Royal Wolf Long Term Incentive Plan

In FY 2011, in conjunction with the RWH IPO, Royal Wolf established the Royal Wolf Long Term Incentive Plan (the “LTI Plan”). Under the LTI Plan, the RWH Board of Directors may grant, at its discretion, options, performance rights and/or restricted shares of RWH capital stock to Royal Wolf employees and executive directors. Vesting terms and conditions may be up to four years and, generally, will be subject to performance criteria based primarily on enhancing shareholder returns using a number of key financial benchmarks, including EBITDA. In addition, unless the RWH Board determines otherwise, if an option, performance right or restricted share has not lapsed or been forfeited earlier, it will terminate at the seventh anniversary from the date of grant.

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

The LTI Plan, among other provisions, does not permit the transfer, sale, mortgage or encumbering of options, performance rights and restricted shares without the prior approval of the RWH Board. In the event of a change of control, the RWH Board, at its discretion, will determine whether, and how many, unvested options, performance rights and restricted shares will vest. In addition, if, in the RWH Board’s opinion, a participant acts fraudulently or dishonestly or is in breach of their obligations to Royal Wolf, the RWH Board may deem any options, performance rights and restricted shares held by or reserved for the participant to have lapsed or been forfeited.

As of September 30, 2011, the Royal Wolf Board of Directors has approved the offering of 375,000 performance rights in FY 2012 to key management personnel under the LTI Plan.

Note 8. Commitments and Contingencies

Preferred Supply Agreement

In connection with a Business Sale Agreement dated November 14, 2007, as amended, with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL (collectively “GE SeaCo”), Royal Wolf entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo has agreed to sell to Royal Wolf, and Royal Wolf has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 2,500 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter September 30,
	2010	2011
Cash flows from operating activities
Net income	$1,195	$2,751
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(8)	(99)
Gain on sales of lease fleet	(1,442)	(1,889)
Unrealized foreign exchange gain	(3,262)	(45)
Unrealized loss (gain) on forward exchange contracts	865	(949)
Unrealized loss (gain) on interest rate swaps and options	(250)	535
Depreciation and amortization	4,672	4,558
Amortization of deferred financing costs	349	175
Accretion of interest	60	—
Share-based compensation expense	173	207
Deferred income taxes	665	1,535
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	4,562	(140)
Inventories	(2,203)	(8,915)
Prepaid expenses and other	325	431
Trade payables, accrued liabilities and other deferred credits	(2,034)	5,183
Income taxes	35	(246)

Net cash provided by operating activities	$3,702	$3,092

Note 10. Segment Reporting

The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended September 30,
	2010	2011
Revenues from external customers
North America:
Sales	$5,578	$6,519
Leasing	9,457	10,382

	15,035	16,901

Asia-Pacific:
Sales	17,811	21,690
Leasing	10,619	14,202

	28,430	35,892

Total	$43,465	$52,793

Operating income (loss)
North America	$1,024	$1,037
Asia-Pacific	2,646	5,620

Total	$3,670	$6,657

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest income
North America	$—	$2
Asia-Pacific	105	93

Total	$105	$95

Interest expense
North America	$1,570	$1,289
Asia-Pacific	2,711	2,113

Total	$4,281	$3,402

Share-based compensation
North America	$140	$171
Asia-Pacific	33	36

Total	$173	$207

Depreciation and amortization
North America	$1,438	$1,433
Asia-Pacific	3,234	3,125

Total	$4,672	$4,558

Additions to long-lived assets
North America	$855	$1,943
Asia-Pacific	5,885	11,664

Total	$6,740	$13,607

	June 30, 2011	September 30, 2011
Long-lived assets
North America	$108,212	$107,948
Asia-Pacific	124,535	119,849

Total	$232,747	$227,797

Goodwill
North America	$33,303	$33,303
Asia-Pacific	35,645	32,904

Total	$68,948	$66,207

Intersegment net revenues totaled $429,000 during FY 2011 and $38,000 during FY 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”); as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2011 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our filings that we have made with the SEC.

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

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006. Our long-term strategy and business plan is to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf by purchasing the outstanding shares of RWA. The purchase price paid to the former shareholders of RWA was $64.3 million, which consisted of $44.7 million in cash, the issuance to Bison Capital Australia, L.P., (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by us to be the Asia-Pacific area.

On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid $46.5 million to the stockholders of MOAC by a combination of $19.4 million in cash, 4,000,000 shares of GFN restricted common stock (valued at $25.6 million) and a 20-month subordinated promissory note in the aggregate principal amount of $1.5 million bearing interest at 8% per annum. Pac-Van leases and sells storage and office containers, modular buildings and mobile offices in the United States.

The economic downturn in the United States, particularly in the construction –related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), has had an adverse impact on the Company’s operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and to strive to comply with financial loan covenants. Reference is made to the “Liquidity and Financial Condition” section for a discussion of the more significant capital transactions we undertook in improving our senior and other debt leverage position, including IPO in Australia of a noncontrolling interest in Royal Wolf.

We do business in two distinct, but related industries; mobile storage and modular space, which we collectively refer to as the “portable services industry.” Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through seventeen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of September 30, 2011, we had 234 and 180 employees and 31,012 and 11,423 lease fleet units in the Asia-Pacific area and United States, respectively.

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

Results of Operations

Quarter Ended September 30, 2011 (“FY 2012”) Compared to Quarter Ended September 30, 2010 (“FY 2011”)

The following compares our FY 2012 results of operations with our FY 2011 results of operations.

Revenues. Revenues increased approximately 22% to $52.8 million in FY 2012 from $43.4 million in FY 2011. This consisted of an increase of $7.5 million, or 26%, in revenues at Royal Wolf and a $1.9 million increase, or 13%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 8%. This increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the building and construction sectors where revenues increased by approximately $2.3 million, or 53%, in FY 2012 from FY 2011. Since the second half of our fiscal year ended June 30, 2009, the economic downturn, particularly in the construction-related sector, resulted in a significant reduction in our overall business in United States. However, in FY 2012, when compared to FY 2011, revenues in this sector increased by $0.8 million, or 16%, in FY 2012 from FY 2011. In addition, increases in FY 2012 in the industrial, commercial and services sectors in the United States totaling $2.1 million over FY 2011more than offset a decrease in the education sector of $1.0 million. Sales and leasing revenues represented 53% and 47% of total revenues in FY 2012 and 54% and 46% of total revenues in FY 2011, respectively.

Sales during FY 2012 amounted to $28.2 million, compared to $23.4 million during FY 2011; representing an increase of $4.8 million, or 21%. This included an increase of $3.9 million, or 22%, in sales at Royal Wolf and a $0.9 million increase, or 16%, in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in sales revenues at Royal Wolf which otherwise would have shown an increase of 5%. The increase in sales in the Asia-Pacific area was in the CSC retail operations. In the United States, the higher sales revenues in FY 2012 from FY 2011 were primarily from storage containers and modular building units in the construction, industrial and services sectors totaling $1.8 million, offset somewhat by a reduction in the education sector of $0.9 million.

The $3.9 million revenue increase at Royal Wolf in the retail operations resulted from a $3.3 million increase in prices and a favorable foreign exchange rate effect of $2.0 million, offset somewhat by a $1.4 million decrease in unit and modification sales. The higher sales revenues were primarily due to increased activities in the building and construction sectors of the New South Wales, Queensland and Victoria regions.

In the national accounts group, sales increases of $0.6 million were due to higher prices and $0.3 million were due to a favorable foreign exchange rate effect were offset by a $0.9 million decrease in unit and modification sales.

Leasing revenues during FY 2012 totaled $24.6 million, as compared to $20.0 million during FY 2011, representing an increase of $4.6 million, or approximately 23%. Leasing revenues increased at Royal Wolf by $3.6 million, or 34%, and increased $1.0 million, or 11%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which otherwise would have shown an increase of 14%. The favorable foreign exchange rate effect at Royal Wolf in FY 2012 totaled $1.8 million ($1.4 million and $0.4 million in our retail business and national accounts group, respectively) from FY 2011.

At Royal Wolf, average utilization in the retail operations was 90% during FY 2012, as compared to 86% during FY 2011; and average utilization in the national accounts group operations was 76% during FY 2012, as compared to 72% during FY 2011. Overall average utilization at Royal Wolf was 85% in FY 2012 and 82% in FY 2011; and the average monthly lease rate of containers was AUS$147 in FY 2012, as compared to AUS$152 in FY 2011. Leasing revenues in FY 2012 increased primarily as a result of demand for storage and accomodation units in Western Australia from mining and oil and gas activities and in New Zealand as a result of the Christchurch, New Zealand earthquake in June 2011. However, we believe the primary reasons we were able to increase our overall average utilization and leasing revenues between periods at Royal Wolf were the improving economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. This increase in volume more than offset the decline in our overall average lease rate at Royal Wolf, which was primarily due to increased competitive pressures in certain of the regions in Australia; particularly in Queensland, where the floods of the previous year intensified local competition and made that retail market more cost conscious. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 88%, 82%, 66% and 79% and monthly lease rates were $101, $251, $224 and $758 for storage containers, office containers, mobile offices and modular units, respectively, during FY 2012; as compared to 83%, 71%, 64% and 72% and $96, $229, $222 and $856 for storage containers, office containers, mobile offices and modular units in FY 2011, respectively. The average composite utilization rate in FY 2012 was 77%, as compared to 72% in FY 2011. The generally higher utilization and monthly lease rates resulted primarily from improved demand in the construction, industrial and commercial sectors, an indication that the U.S. markets where we conduct our business may be stabilizing.

The average value of the Australian dollar against the U.S. dollar strengthened during FY 2011 as compared to FY 2010. The average currency exchange rate of one Australian dollar during FY 2012 was $1.05266 U.S. dollar compared to $0.90286 U.S. dollar during FY 2011. This fluctuation in foreign currency exchange rates resulted in an increase to our total revenues at Royal Wolf of $4.1 million in FY 2012 when compared to FY 2011.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $2.9 million to $20.5 million during FY 2012 from $17.6 million during FY 2011, but we were proportionately more profitable because of certain higher margin sales activities in our national accounts group in Australia and in our retail operations in New Zealand. Our gross profit percentage from sales revenues was 27% in FY 2012 versus 25% in FY 2011.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased by $3.6 million to $21.1 million during FY 2012 from $17.5 million during FY 2011. However, as a percentage of revenues, these operating expenses stayed steady at 40% during both FY 2012 and FY 2011.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.1 million to $4.6 million in FY 2012 from $4.7 million in FY 2011.

Interest Expense. Interest expense of $3.4 million in FY 2012 was $0.9 million lower than the $4.3 million in FY 2011. This was comprised of a decrease of $0.6 million at Royal Wolf and $0.3 million in the United States, primarily because of the lower average borrowings in FY 2012 as compared to FY 2011. In addition, the weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 9.3% in FY 2012 was lower than the 11.2% in FY 2011. However, the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in the United States of 6.2% in FY 2012 was slightly higher than the 6.0% in FY 2011.

Foreign Currency Exchange. Prior to May 31, 2011, we had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $0.9701 U.S. dollar at September 30, 2010. As a result, in FY 2011, net unrealized and realized foreign exchange gains totaled $3.3 million and $27,000, respectively. In addition, net unrealized losses on forward currency exchange contracts totaled $0.9 million. At May 31, 2011, the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf was repaid in conjunction with the Royal Wolf IPO. Therefore, although the currency exchange rate of one Australian dollar at June 30, 2011 was $1.0597 U.S. dollar compared to $0.9793 U.S. dollar at September 30, 2011, there were no foreign exchange fluctuations in our FY 2012 results of operations from the measurement of any such debt. In FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $45,000 and $(2,000), respectively, and net unrealized gains on forward currency exchange contracts totaled $0.9 million.

Income Taxes. Our effective income tax rate was 38.0% in FY 2012, comparable to the effective tax rate of 37.8% in FY 2011. The effective rate in both periods is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes. In FY 2011, this was offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area; which, until the date of the Royal Wolf IPO, was deductible for U.S. income tax reporting purposes. In FY 2012, as a result of the Royal Wolf IPO, the tax status of Royal Wolf changed from an over 80% subsidiary treated as a “disregarded entity” (which effectively considered Royal Wolf a domestic subsidiary that was included in our consolidated income tax returns) to a majority-owned foreign corporation (which effectively excludes it from our consolidated income tax returns). At June 30, 2011, we had a U.S. federal net operating loss carryforward of $37,487,000, which expires if unused during fiscal years 2021 – 2031, and an Australian net operating loss carryforward of approximately $27,806,000 with no expiration date. As a result of the stock ownership change in the merger with MOAC, the available deduction of the net operating loss carryforward of $16,779,000 acquired in the Pac-Van acquisition is generally limited to approximately $2,500,000 on a yearly basis.

Noncontrolling Interest. Noncontrolling interest represented Bison Capital’s 13.8% interest in Royal Wolf until the Royal Wolf IPO at May 31, 2011. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In FY 2012, noncontrolling interest was a charge of $1.7 million, reflecting the profitability of Royal Wolf in FY 2012; as compared to a $0.6 million charge in FY 2011. In FY 2011, in addition to the pro-rata Royal Wolf results for one month, the noncontrolling interest also reflected the accretion of the redemption value of the Bison Capital put option and reference is made to the “Liquidity and Financial Condition” section and Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the satisfaction of the Bison Capital put option in conjunction with the Royal Wolf IPO.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $1.0 million FY 2012, as compared to $0.6 million in FY2011, primarily as a result of the increased profitability in the Asia-Pacific area and lower interest expense; offset somewhat by a higher noncontrolling interest charge.

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

	Quarter Ended September 30,
	2010	2011
Net income	$1,195	$2,751
Add (deduct) —
Provision for income taxes	726	1,686
Foreign currency exchange gain and other	(2,427)	(1,087)
Interest expense	4,281	3,402
Interest income	(105)	(95)
Depreciation and amortization	4,672	4,558
Share-based compensation expense	173	207

Adjusted EBITDA	$8,515	$11,422

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

Liquidity and Financial Condition

Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage. In addition, we have a subordinated notes payable by GFN to Laminar Direct Capital, L.L.C. (“Laminar”). We also have a $1.0 million credit facility with Union Bank (“UB”) at GFN under which no borrowings were outstanding as of September 30, 2011.

The economic downturn in the United States, particularly in the construction-related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), has had an adverse impact on our operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and to strive to comply with financial loan covenants.

Over the past two fiscal years, we undertook various capital events to improve our liquidity and leverage, the most significant of which are as follows:

1. On June 25, 2010, we completed a rights offering for the issuance and sale of units at $1.50 each (with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share). We utilized $4,800,000 of the approximately $5,900,000 net proceeds from the rights offering in the refinancing at Pac-Van (see below).

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

3. On May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. We used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities, as well as fully repay the subordinated notes held by Bison Capital. Simultaneously, we also satisfied the Bison Capital put option to acquire the 13.8% of GFN U.S. previously owned by Bison Capital. We now own 100% of GFN U.S. and a majority of Royal Wolf.

Royal Wolf now has an approximately $97,900,000 (AUS$100,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which matures on June 30, 2014 (the “ANZ Credit Facility”). The ANZ Credit Facility was substantially amended in connection with the Royal Wolf IPO and is comprised of three sub-facilities, a $14,700,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing; a $73,400,000 (AUS$75,000,000) revolving sub-facility, primarily for lease fleet purchases; and a $9,800,000 (AUS$10,000,000) acquisition sub-facility.

Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

As of September 30, 2011, our required principal and other obligations payments for the twelve months ending September 30, 2012 and the subsequent three fiscal years are as follows (in thousands):

	Twelve Months Ending September 30,
	2012	2013	2014	2015
ANZ Credit Facility (a)	$7,441	$645	$53,241	$178
PNC Credit Facility (b)	—	59,504	—	—
Laminar Note (c)	—	15,000	—	—
Other	587	234	715	16

	$8,028	$75,383	$53,956	$194

(a)	Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ credit facility in June 2014.
(b)	Scheduled to mature in January 2013.
(c)	Scheduled to mature in July 2013.

As a result of our actions, we have significantly improved our financial position, particularly in the Asia-Pacific area, and intend to utilize our operating cash flow and borrowing capacity in that region to expand our sale inventory and lease fleet by making both capital expenditures and acquisitions to meet the increasing business demands. In the U.S. we will continue to monitor the senior and other debt leverage at Pac-Van, but we also intend to prudently expand our storage and office container lease fleet and to look at accretive acquisition opportunities.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Cash Flow for FY 2012 Compared to FY 2011

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units, Royal Wolf and Pac-Van. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts, have a $1.0 million line of credit with UB and have an outstanding subordinated note with Laminar. Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,
	2010	2011
Net cash provided by operating activities	$3,702	$3,092

Net cash used in investing activities	$(1,352)	$(5,656)

Net cash used by (used in) financing activities	$(6,727)	$2,099

Operating activities. Our operations provided net cash flow of $3.1 million during FY 2012, a decrease of $0.6 million from the $3.7 million provided during FY 2011. Though the net income of $2.8 million in FY 2012 was higher by $1.6 million from the net income of $1.2 million in FY 2011, our operating cash flows were reduced by $3.7 million from the management of operating assets and liabilities in FY 2012, primarily as a result of increased investments in sale inventory in the Asia-Pacific area; as compared to increasing in FY 2011 by $0.7 million. In both periods, operating cash flows benefitted from the deferred of income taxes, $1.5 million in FY 2012 and $0.7 million in FY 2011. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2012 and FY 2011, operating cash flows were enhanced by the non-cash adjustments of depreciation and amortization on fixed and intangible assets of $4.7 million and $5.0 million, respectively. These items, however, were substantially offset by reductions to operating cash flows of $0.5 million and $2.6 million for net unrealized gains from foreign exchange and derivative instruments (see Note 5 of Notes to Condensed Consolidated Financial Statements) in FY 2012 and FY 2011, respectively; and, in addition, operating cash flows were reduced by gains on the sales of lease fleet totaling $1.9 million in FY 2012 and $1.4 million in FY 2011.

Investing Activities. Net cash used by investing activities was $5.7 million during FY 2012, as compared to $1.4 million provided during FY 2011. Purchases of property, plant and equipment, or rolling stock, were approximately $0.4 million in FY 2012 and $0.7 million in FY 2011; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $5.3 million in FY 2012 and $0.7 million in FY 2011. We have increased our investing in the lease fleet in the Asia-Pacific area to meet the demands of the additional business from its strong economy. However, we continue to scrutinize capital expenditures in the United States and anticipate our near term investing activities domestically to be primarily focused on acquiring containers. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to a certain amount of containers, if offered to us (see Note 8 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided by financing activities was $2.1 million during FY 2012, as compared to $6.7 million being used during FY 2011. In FY 2012, we borrowed a net $2.3 million on our existing credit facilities, as compared to reducing our outstanding borrowings in FY 2011 by a net $5.4 million. In addition, we incurred deferred financing costs of $1.3 million during the refinancing at Pac-Van in FY 2011. Since the second half of our fiscal year ended June 30, 2009, improving our overall senior and other debt leverage has been a principal objective.

Asset Management

Receivables and inventories (including foreign translation effect) were $28.8 million and $26.6 million at September 30, 2011 and $30.5 million and $20.9 million at June 30, 2011, respectively. Inventory levels have increased at September 30, 2011 from June 30, 2011, due primarily to the greater demand in the Asia-Pacific area; but effective asset management remains a significant focus, as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At September 30, 2011, days sales outstanding (“DSO”) in trade receivables were 38 days and 55 days for Royal Wolf and Pac-Van, as compared to 42 days and 49 days at June 30, 2011, respectively.

The net book value of our total lease fleet decreased (including foreign translation effect) from $220.1 million at June 30, 2011 to $216.1 million at September 30, 2011. At September 30, 2011, we had 42,435 units (16,569 units in retail operations in Australia, 8,190 units in national account group operations in Australia, 6,253 units in New Zealand, which are considered retail; and 11,423 units in the United States) in our lease fleet, as compared to 41,346 units (16,668 units in retail operations in Australia, 7,675 units in national account group operations in Australia, 5,827 units in New Zealand, which are considered retail; and 11,176 units in the United States) at June 30, 2011. At those dates, 35,428 units (14,493 units in retail operations in Australia, 6,177 units in national account group operations in Australia, 5,859 units in New Zealand, which are considered retail; and 8,899 units in the United States) and 33,876 units (14,030 units in retail operations in Australia, 5,814 units in national account group operations in Australia, 5,481 units in New Zealand, which are considered retail; and 8,551 units in the United States) were on lease, respectively.

In the United States, the lease fleet was comprised of 4,325 storage containers, 1,236 office containers, 4,871 mobile offices and 991 modular units at September 30, 2011; and 4,072 storage containers, 1,228 office containers, 4,885 mobile offices and 991 modular units at June 30, 2011. At those dates, in the United States, units on lease were comprised of 3,809 storage containers, 1,066 office containers, 3,262 mobile offices and 762 modular units; and 3,661 storage containers, 993 office containers, 3,095 mobile offices and 802 modular units, respectively

Off-Balance Sheet Arrangements

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

We are required to estimate the collectability of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. On a recurring basis, we evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, days sales outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. To date, uncollectible accounts have been within the range of our expectations.

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

We have a fleet of storage, portable building and office containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We perform an annual impairment test on goodwill at June 30 using the two-step process required under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At September 30, 2011, there were no significant changes in events or circumstances that were not existing or considered at Royal Wolf or Pac-Van since the annual test at June 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2011, as filed with the SEC on September 23, 2011 (“Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None that have not been previously reported.

Item. 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2011	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101*	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.