Form 10-Q
period 2011-12-31
General Finance CORP
filed 2012-02-13
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

Indicate by check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:     Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act):     Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,013,299 shares outstanding as of February 6, 2012.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	December 31, 2011
		(Unaudited)
Assets
Cash and cash equivalents	$6,574	$6,191
Trade and other receivables, net of allowance for doubtful accounts of $2,381 and $2,410 at June 30, 2011 and December 31, 2011, respectively	30,498	28,968
Inventories	20,942	35,269
Prepaid expenses and other	4,503	5,508
Property, plant and equipment, net	12,652	11,926
Lease fleet, net	220,095	228,929
Goodwill	68,948	67,551
Other intangible assets, net	23,358	19,880

Total assets	$387,570	$404,222

Liabilities
Trade payables and accrued liabilities	$32,522	$33,709
Income taxes payable	440	189
Unearned revenue and advance payments	10,292	10,415
Senior and other debt	136,589	151,066
Deferred tax liabilities	15,835	18,127

Total liabilities	195,678	213,506

Commitments and contingencies (Note 8)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,440 at June 30, 2011 and December 31, 2011	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,013,299 shares outstanding at June 30, 2011 and December 31, 2011	2	2
Additional paid-in capital	112,278	112,552
Accumulated other comprehensive income	4,904	4,668
Accumulated deficit	(25,490)	(24,297)

Total General Finance Corporation stockholders’ equity	93,089	94,320
Equity of noncontrolling interests	98,803	96,396

Total equity	191,892	190,716

Total liabilities and equity	$387,570	$404,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Revenues
Sales	$22,161	$22,935	$45,550	$51,144
Leasing	22,736	25,172	42,812	49,756

	44,897	48,107	88,362	100,900

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	16,646	16,756	34,256	37,233
Direct costs of leasing operations	8,469	9,444	15,967	18,732
Selling and general expenses	10,577	11,802	20,592	23,615
Depreciation and amortization	4,860	4,682	9,532	9,240

Operating income	4,345	5,423	8,015	12,080
Interest income	125	33	230	128
Interest expense	(4,351)	(2,888)	(8,632)	(6,290)
Foreign currency exchange gain (loss) and other	2,038	(764)	4,465	323

	(2,188)	(3,619)	(3,937)	(5,839)

Income before provision for income taxes	2,157	1,804	4,078	6,241
Provision for income taxes	815	686	1,541	2,372

Net income	1,342	1,118	2,537	3,869
Preferred stock dividends	(44)	(44)	(87)	(89)
Noncontrolling interest	(573)	(1,007)	(1,146)	(2,676)

Net income attributable to common stockholders	$725	$67	$1,304	$1,104

Net income per common share:
Basic	$0.03	$0.00	$0.06	$0.05
Diluted	0.03	0.00	0.06	0.05

Weighted average shares outstanding:
Basic	22,013,299	22,013,299	22,013,299	22,013,299
Diluted	22,190,999	22,255,264	22,054,977	22,255,167

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Subscription Receivables	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$1,395	$2	$112,278	$—	$4,904	$(25,490)	$93,089	$98,803	$191,892
Share-based compensation	—	—	363	—	—	—	363	57	420
Preferred stock dividends	—	—	(89)	—	—	—	(89)	—	(89)
Net income	—	—	—	—	—	1,193	1,193	2,676	3,869
Cumulative translation adjustment	—	—	—	—	(236)	—	(236)	(5,140)	(5,376)

Total comprehensive income	—	—	—	—	—	—	957	(2,464)	(1,507)

Balance at December 31, 2011	$1,395	$2	$112,552	$—	$4,668	$(24,297)	$94,320	$96,396	$190,716

Other comprehensive income:

Cumulative translation adjustments for the quarter and six months ended December 31, 2010 totaled $2,776 and $9,239, which resulted in Total Comprehensive Income of $3,545 and $10,630, respectively.

Cumulative translation adjustments for the quarter ended December 31, 2011totaled $2,331, $2331and $4,662, which resulted in Total Comprehensive Income of $2,442, $3,338 and $5,780 for General Finance Corporation Stockholders’ Equity, Noncontrolling Interests and Total Equity, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2011
Net cash provided by (used in) operating activities (Note 9)	$8,539	$(763)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(762)	—
Proceeds from sales of property, plant and equipment	71	328
Purchases of property, plant and equipment	(1,057)	(1,273)
Proceeds from sales of lease fleet	11,004	13,771
Purchases of lease fleet	(18,078)	(28,625)
Other intangible assets	—	(71)

Net cash used in investing activities	(8,822)	(15,870)

Cash flows from financing activities:
Proceeds from (repayments on) equipment financing activities	1,197	(274)
Proceeds from (repayments on) senior and other debt borrowings, net	(2,774)	17,574
Deferred financing costs	(1,285)	—
Preferred stock dividends	(87)	(89)

Net cash provided by (used in) financing activities	(2,949)	17,211

Net increase (decrease) in cash	(3,232)	578

Cash and equivalents at beginning of period	4,786	6,574

The effect of foreign currency translation on cash	(782)	(961)

Cash and equivalents at end of period	$772	$6,191

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

Acquisition of Royal Wolf

On September 13, 2007 (September 14 in Australia), the Company acquired Royal Wolf and paid the purchase price by a combination of cash, the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a subordinated note to Bison Capital. As a result of this structure, the Company owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. at that time (see “IPO of Royal Wolf” below). Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is considered geographically by the Company to be the Asia-Pacific area.

Acquisition of Pac-Van

On October 1, 2008, the Company acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary, GFNNA. The Company, in addition to assuming Pac-Van’s senior and other debt, paid the purchase price to the stockholders of MOAC by a combination of cash, GFN restricted common stock and a 20-month subordinated promissory note. Pac-Van leases and sells modular buildings, mobile offices storage and office containers in the United States.

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

IPO of Royal Wolf

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. The Company used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities (see Note 4), as well as fully repay the subordinated debt to Bison Capital. Simultaneously, the Company also satisfied the Bison Capital put option to acquire the 13.8% of GFN U.S. previously owned by Bison Capital and now owns 100% of GFN U.S. At the IPO date and at December 31, 2011, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of 50.005%.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Unless otherwise indicated, references to “FY 2011” and “FY 2012” are to the six months ended December 31, 2010 and 2011, respectively.

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

	June 30,	December 31,
	2011	2011
Finished goods	$20,661	$34,752
Work in progress	281	517

	$20,942	$35,269

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
		2011	2011
Land	—	$2,064	$1,965
Building	40 years	1,027	1,012
Transportation and plant equipment (including capital lease assets)	3 —10 years	15,914	16,370
Furniture, fixtures and office equipment	3 —10 years	3,273	3,311

		22,278	22,658
Less accumulated depreciation and amortization		(9,626)	(10,732)

		$12,652	$11,926

Lease Fleet

The Company has a fleet of storage, portable building and office containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5—20 years), after the date the units are put in service, and are depreciated down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Basic	22,013,299	22,013,299	22,013,299	22,013,299
Assumed exercise of warrants	—	—	—	—
Assumed exercise of stock options	177,700	241,965	41,678	241,868

Diluted	22,190,999	22,255,264	22,054,977	22,255,167

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 5,331,493 and 5,467,515 for the quarter ended December 31, 2010 and FY 2011 and 3,448,488 and 3,448,585 for the quarter ended December 31, 2011 and FY 2012, respectively, have been excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s equity, and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively, and the Company does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in equity. This amendment was to be effective on a retrospective basis for interim and annual periods beginning after December 15, 2011. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income, but would not have any impact on the Company’s consolidated financial position or results of operations.

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

In December 2011, the FASB and IASB issued joint amendments to enhance disclosures with respect to offsetting and related arrangements for financial and derivative instruments presented in statements of financial position. These amendments to ASC Topic 210, Balance Sheet, require entities to provide both net and gross information about both instruments and transactions subject to an

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

agreement similar to a master netting arrangement in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These amendments are required to be applied prospectively and the Company does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

Note 3. Equity Transactions

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of December 31, 2011, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

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

As of December 31, 2011, since issuance, dividends paid or payable totaled $462,000 and $34,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Note 4. Senior and Other Debt

Royal Wolf Senior Credit Facility and Bison Capital Notes

Royal Wolf has an approximately $101,760,000 (AUS$100,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which matures on June 30, 2014. The facility, which was substantially amended in connection with the RWH IPO (see Note 1), is subject to annual reviews by ANZ and is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The ANZ credit facility is comprised of three sub-facilities, a $15,264,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing; a $76,320,000 (AUS$75,000,000) revolving sub-facility, primarily for lease fleet purchases; and a $10,176,000 (AUS$10,000,000) acquisition sub-facility. As of December 31, 2011, based upon the exchange rate of one Australian dollar to $1.0176 U.S. dollar and one New Zealand dollar to $0.7611 Australian dollar, borrowings and availability under the ANZ credit facility totaled $74,703,000 (AUS$73,411,000) and $27,057,000 (AUS$26,589,000), respectively. At December 31, 2011, borrowings under the working capital sub-facility totaled $9,285,000 (AUS$9,124,000) and bear interest at ANZ’s prime rate (4.25% at December 31, 2011), plus 1.85% per annum, and borrowings under the revolving sub-facility totaled $65,418,000 (AUS$64,287,000) and bear interest at ANZ’s prime rate, plus 2.05% per annum. There are no borrowings under the acquisition sub-facility, which would bear interest at ANZ’s prime rate, plus 1.85% per annum.

Royal Wolf also has a $3,053,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

The ANZ senior credit facility, as amended, is subject to certain financial and other customary covenants, including compliance with specified consolidated interest coverage and total debt ratios for each financial quarter and, among other things, the payment of dividends are not to exceed 60% of net profits (adding back amortization), plus any dividend surplus from the previous year, as defined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pac-Van Senior Credit Facility

On July 16, 2010, the Company entered into several agreements relating to: (a) a new $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) and including Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (“UB”) (the “PNC Credit Facility”); and (b) a new $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar”) issued by GFN (the “Laminar Note”). Under the terms of the PNC Credit Facility, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate (3.25% at December 31, 2011) plus 2.75%, or the Eurodollar rate (0.2953%, 0.4271% and 0.5810% at December 31, 2011 for the one-month, two-month and three-month LIBOR, respectively) plus 3.75%. The PNC Credit Facility, as amended, also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants, including fixed charge coverage ratios, senior leverage ratios and lease fleet utilization ratios; and also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or upon the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.

The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At December 31, 2011, borrowings and availability under the PNC Credit Facility totaled $59,933,000 and $15,316,000, respectively.

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

The Laminar Note contains certain financial covenants, including a consolidated funded indebtedness-to-consolidated earnings before interest, income taxes, amortization and depreciation and other non-operating costs (“EBITDA”), as defined, leverage ratio, a minimum consolidated EBITDA covenant for the four most recently completed calendar quarters of not less than $28,000,000; and customary covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA and Pac-Van (both of which have guaranteed the repayment of all outstanding borrowings and obligations of the Laminar Note) and covenants which limit the ability of GFNNA and Pac-Van to sell assets, enter into acquisitions and incur additional indebtedness. In addition, the terms of the Laminar Note prohibit GFNNA and Pac-Van from extending the maturity of the PNC Credit Facility to a date later than April 16, 2013, increasing the maximum indebtedness above $93,500,000 without the prior written consent of Laminar, entering into interest rate increases for indebtedness and from undertaking certain other actions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other

The Company has a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bear interest at UB’s “Reference Rate” (which approximates the prime rate), plus 2.0%, and are due and payable at the earlier of 60 days from the advance date or the facility maturity date of April 2, 2012. The facility is guaranteed by GFN U.S. and requires the maintenance of certain quarterly and year-end financial reporting covenants. As of December 31, 2011, there were no borrowings outstanding under the UB credit facility.

Other debt (including redeemable preferred stock – see Note 3) totaled $1,430,000 at December 31, 2011.

The weighted-average interest rate in the Asia-Pacific area was 10.8% and 8.8% in FY 2011 and FY 2012, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in the United States was 6.1% and 6.3% in FY 2011 and FY 2012, respectively; which does not include the effect of the amortization of deferred financing costs.

Loan Covenant Compliance

At December 31, 2011, the Company was in compliance with the financial covenants under its senior credit facilities and the Laminar Note.

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

The Company’s swap contracts and options (caps) and forward-exchange contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models that include assumptions about yield curve at the reporting dates as well as counter-party credit risk. The assumptions are generally derived from market-observable data. The Company has consistently applied these calculation techniques to all periods presented, which are considered Level 2.

Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2011	December 31, 2011
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(743)	$(1,312)
Forward-Exchange Contracts	Trade and other receivables	—	—
Forward-Exchange Contracts	Trade payables and accrued liabilities	(401)	(91)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2010	2011	2010	2011
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$228	(68)	$478	(603)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	529	(794)	(336)	155

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

The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2011, there were three open interest rate swap contracts and two open interest rate option (cap) contracts; and, as of December 31, 2011, there was one open interest rate swap contract and one open interest rate option (collar) contract that mature in June 2014, as follows (dollars in thousands):

	June 30, 2011		December 31, 2011
	Swap	Option (Cap)	Swap	Option (Collar)
Notional amounts	$23,543	$14,161	$16,140	$24,483
Fixed/Strike Rates	7.19% - 8.22%	7.19% - 7.98%	6.25%	6.25%
Floating Rates	7.01%	7.01%	6.39%	6.39%
Fair Value of Combined Contracts	$(743)	$—	$(904)	$(408)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2011, there were 25 open forward exchange contracts; and, as of December 31, 2011, there were 20 open forward exchange contracts that mature between January 2012 and April 2013, as follows (dollars in thousands):

	June 30, 2011		December 31, 2011
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$11,452	$—	$12,568	$—
Exchange/Strike Rates (AUD to USD)	0.9973 –1.0465	—	0.97 – 1.0717	—
Fair Value of Combined Contracts	$(401)	$—	$(91)	$—

In FY 2011 and FY 2012, the Company also had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2011 and FY 2012, net unrealized and realized foreign exchange gains (losses) totaled $4,514,000 and $288,000, and $(710,000) and $757,000, respectively. For the quarter ended December 31, 2010 and 2011, net unrealized and realized foreign exchange gains (losses) totaled $1,252,000 and $260,000, and $(756,000) and $759,000, respectively.

Note 6. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $55,000 in both FY 2011 and FY 2012.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $111,000 ($42,000 at the corporate office and $69,000 at the operating subsidiaries) in FY 2011and $94,000 ($42,000 at the corporate office and $52,000 at the operating subsidiaries) in FY 2012.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $13,000 and $21,000 in FY 2011 and FY 2012, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

There have been no grants or awards of restricted stock, restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based options”) and non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based options”).

On August 25, 2011 (“August 2011 Grant”), the Company granted options to an officer of GFN for 80,000 shares of common stock at an exercise price of $3.11, which was equal to the closing market price of the Company’s common stock as of that date. The options under the August 2011 Grant vest over 40 months, subject to performance conditions based on achieving cumulative EBITDA targets for the fiscal years ending June 30, 2012—2014.

On December 6, 2011 (“December 2011 Grant”), the Company granted options to three members of its Board of Directors to purchase 27,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $2.58 per share, with a vesting period of three years.

In FY 2012, the weighted-average fair value of the stock options granted was $2.27, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 1.51%—1.61% an expected life of 7.5 years, an expected volatility of 80.5%—84.6%, and no expected dividend. Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.51% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2011, the weighted-average fair value of the stock options granted to non-employee consultants was $2.36, determined using the Black-Scholes option-pricing model using the following assumptions: A risk-free interest rate of 1.58%—1.78% an expected life of 8.6 – 9.5 years, an expected volatility of 80.1%, and no expected dividend.

A summary of the Company’s stock option activity and related information as of and for FY 2012 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2011	1,540,570	$5.47
Granted	107,000	2.98
Exercised	—	—
Forfeited or expired	(50,740)	6.81

Outstanding at December 31, 2011	1,596,830	$5.26	7.2

Vested and expected to vest at December 31, 2011	1,596,830	$5.26	7.2

Exercisable at December 31, 2011	763,830	$7.23	6.0

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2011, outstanding time-based options and performance-based options totaled 908,050 and 688,780, respectively. Also at that date, the Company’s market price for its common stock was $2.65 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $643,000.

Share-based compensation of $3,222,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to additional paid-in capital, from inception through December 31, 2011. At that date, there remains $1,269,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

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

As of December 31, 2011, the Royal Wolf Board of Directors granted 375,000 performance rights in FY 2012 to key management personnel under the LTI Plan.

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

Note 9. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2010	2011
Cash flows from operating activities
Net income	$2,537	$3,869
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(8)	(126)
Gain on sales of lease fleet	(3,356)	(3,111)
Unrealized foreign exchange loss (gain)	(4,514)	710
Unrealized loss (gain) on forward exchange contracts	336	(155)
Unrealized loss (gain) on interest rate swaps and options	(478)	603
Depreciation and amortization	9,532	9,240
Amortization of deferred financing costs	598	346
Accretion of interest	120	—
Share-based compensation expense	369	420
Deferred income taxes	1,368	1,975
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	4,291	(392)
Inventories	(3,926)	(15,176)
Prepaid expenses and other	1,180	79
Trade payables, accrued liabilities and other deferred credits	452	1,150
Income taxes	38	(195)

Net cash provided by (used in) operating activities	$8,539	$(763)

Note 10. Segment Reporting

The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Revenues from external customers
North America:
Sales	$5,520	$4,549	$11,098	$11,068
Leasing	9,234	9,989	18,691	20,371

	14,754	14,538	29,789	31,439

Asia-Pacific:
Sales	16,641	18,386	34,452	40,076
Leasing	13,502	15,183	24,121	29,385

	30,143	33,569	58,573	69,461

Total	$44,897	$48,107	$88,362	$100,900

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating income
North America	$575	$394	$1,599	$1,431
Asia-Pacific	3,770	5,029	6,416	10,649

Total	$4,345	$5,423	$8,015	$12,080

Interest income
North America	$—	$2	$—	$4
Asia-Pacific	125	31	230	124

Total	$125	$33	$230	$128

Interest expense
North America	$1,445	$1,324	$3,015	$2,613
Asia-Pacific	2,906	1,564	5,617	3,677

Total	$4,351	$2,888	$8,632	$6,290

Share-based compensation
North America	$160	$135	$300	$306
Asia-Pacific	36	78	69	114

Total	$196	$213	$369	$420

Depreciation and amortization
North America	$1,475	$1,440	$2,913	$2,873
Asia-Pacific	3,385	3,242	6,619	6,367

Total	$4,860	$4,682	$9,532	$9,240

Additions to long-lived assets
North America			$2,949	$4,994
Asia-Pacific			16,186	24,904

Total			$19,135	$29,898

	At
	June 30, 2011	December 31, 2011
Long-lived assets
North America	$108,212	$109,086
Asia-Pacific	124,535	131,769

Total	$232,747	$240,855

Goodwill
North America	$33,303	$33,303
Asia-Pacific	35,645	34,248

Total	$68,948	$67,551

Intersegment net revenues totaled $429,000 and $33,000 during the quarter ended December 31, 2010 and 2011 and $1,298,000 and $71,000 during FY 2011 and FY 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”); as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2011 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our filings that we have made with the SEC.

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

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (the “IPO”) in April 2006. Our long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf for a purchase price of $64.3 million, which consisted of $44.7 million in cash, the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. Following the acquisition, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. In May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH and, simultaneously, acquired the 13.8% of GFN U.S. previously owned by Bison Capital. At the IPO date and at December 31, 2011, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and we an indirect) majority interest of 50.005%. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which we consider geographically to be the Asia-Pacific area.

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

We do business in two distinct, but related industries, mobile storage and modular space; which we collectively refer to as the “portable services industry.” Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through seventeen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of December 31, 2011, we had 235 and 183 employees and 33,455 and 11,822 lease fleet units in the Asia-Pacific area and United States, respectively.

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

Results of Operations

Quarter Ended December 31, 2011 (“QE FY 2012”) Compared to Quarter Ended December 31, 2010 (“QE FY 2011”)

The following compares our QE FY 2012 results of operations with our QE FY 2011 results of operations.

Revenues. Revenues increased approximately 7% to $48.1 million in QE FY 2012 from $44.9 million in QE FY 2011. This consisted of an increase of $3.5 million, or 12%, in revenues at Royal Wolf and a $0.3 million decrease, or approximately 2%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2012 versus QE FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 9% locally in Australian dollars. The average currency exchange rate of one Australian dollar during QE FY 2012 was $1.01236 U.S. dollar compared to $0.98771 U.S. dollar during QE FY 2011. This increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the building and construction, mining and manufacturing sectors where revenues increased by approximately $2.3 million (8% of Asia-Pacific revenues) in QE FY 2012 from QE FY 2011.

Since the second half of our fiscal year ended June 30, 2009, the economic downturn, particularly in the construction-related industries, resulted in a significant reduction in our overall business in United States. However, in QE FY 2012, when compared to QE FY 2011, revenues in this sector increased slightly by $0.2 million in QE FY 2012 from QE FY 2011. This increase was more than offset by a decline of $1.2 million in QE FY 2012 from QE FY 2011 in revenues in the education sector at Pac-Van.

Sales and leasing revenues represented 48% and 52% of total revenues in QE FY 2012 and 49% and 51% of total revenues in QE FY 2011, respectively.

Sales during QE FY 2012 amounted to $22.9 million, compared to $22.2 million during QE FY 2011; representing an increase of $0.7 million, or 3%. This included an increase of $1.7 million, or 10%, in sales at Royal Wolf (all in the CSC retail operations) and a $1.0 million decrease, or 18%, in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2012 versus QE FY 2011, caused a portion of the increase in sales revenues at Royal Wolf which showed an increase of 8% locally in Australian dollars. In the United States, the lower sales revenues in QE FY 2012 from QE FY 2011 resulted primarily from reduced sales of over $1.2 million in modular building units in the education sector.

The $1.7 million revenue increase at Royal Wolf in the retail operations resulted from a $2.5 million increase in prices and a favorable foreign exchange rate effect of $0.7 million, offset somewhat by a $1.5 million decrease in unit and modification sales. The higher sales revenues were primarily due to increased activities in the building and construction and resources sectors of the Queensland region.

Leasing revenues during QE FY 2012 totaled $25.2 million, as compared to $22.7 million during QE FY 2011, representing an increase of $2.5 million, or 11%. Leasing revenues increased at Royal Wolf by $1.7 million, or 13%, and increased $0.8 million, or 9%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2012 versus QE FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 10% locally in Australian dollars.

At Royal Wolf, average utilization in the retail operations was 89% during both QE FY 2012 and QE FY 2011; and average utilization in the national accounts group operations was 85% during QE FY 2012, as compared to 84% during QE FY 2011. Overall average utilization at Royal Wolf was 87% during both QE FY 2012 and QE FY 2011; and the average monthly lease rate of containers was AUS$153 in QE FY 2012, as compared to AUS$159 in QE FY 2011. Leasing revenues in QE FY 2012 increased primarily as a result of demand for storage and accomodation units in New Zealand as a result of the Christchurch, New Zealand earthquake in June 2011 and in the transportation and moving and storage sectors of our national accounts group. However, we believe the primary reasons we were able to increase our overall average utilization and leasing revenues between periods at Royal Wolf were the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. This increase in volume more than offset the decline in our overall average lease rate at Royal Wolf, which was primarily due to increased competitive pressures in certain regions in Australia; particularly in Queensland, where the floods of the previous year intensified local competition and made that retail market more cost conscious. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 89%, 86%, 66% and 76% and monthly lease rates were $105, $257, $221 and $755 for storage containers, office containers, mobile offices and modular units, respectively, during QE FY 2012; as compared to 87%, 75%, 62% and 72% and $99, $236, $222 and $843 for storage containers, office containers, mobile offices and modular units in QE FY 2011, respectively. The average composite utilization rate in QE FY 2012 was 78%, as compared to 73% in QE FY 2011. The generally higher utilization and monthly lease rates resulted primarily from improved demand in the construction, industrial, commercial and retail sectors, an indication that the U.S. markets where we conduct our business are stabilizing.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased slightly by $0.2 million to $16.8 million during QE FY 2012 from $16.6 million during QE FY 2011; but we were more profitable primarily because of certain higher margin sales activities in our national accounts group in Australia and in our retail operations in New Zealand, as well as procurement cost improvements at both operating segments. Our gross profit percentage from sales revenues was 27% in QE FY 2012 versus 25% in QE FY 2011.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased by $2.2 million to $21.2 million during QE FY 2012 from $19.0 million during QE FY 2011 primarily due to increased compensation and maintenance expenses of over $1.3 million and approximately $0.9 million, respectively, incurred to support the increased business activity. As a percentage of revenues, these operating expenses increased slightly to 44% in QE FY 2012 from 42% in QE FY 2011.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.2 million to $4.7 million in QE FY 2012 from $4.9 million in QE FY 2011.

Interest Expense. Interest expense of $2.9 million in QE FY 2012 was $1.4 million lower than the $4.3 million in QE FY 2011. This was comprised of a decrease of $1.3 million at Royal Wolf and $0.1 million in the United States, primarily because of the lower average borrowings in QE FY 2012 as compared to QE FY 2011. In addition, the weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 8.4% in QE FY 2012 was lower than the 10.5% in QE FY 2011. However, the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in the United States of 6.3% in QE FY 2012 was slightly higher than the 6.2% in QE FY 2011.

Foreign Currency Exchange. Prior to May 31, 2011, we had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. The currency exchange rate of one Australian dollar at September 30, 2010 was $0.9701 U.S. dollar compared to $1.0163 U.S. dollar at December 31, 2010. As a result, in QE FY 2011, net unrealized and realized foreign exchange gains totaled $1.3 million and $0.3 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.5 million. At May 31, 2011, the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf was fully repaid in conjunction with the Royal Wolf IPO. Therefore, although the currency exchange rate of one Australian dollar at September 30, 2011 was $0.9793 U.S. dollar compared to $1.0176 U.S. dollar at December 31, 2011, there were no foreign exchange fluctuations in our QE FY 2012 results of operations from the measurement of any such debt. In QE FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.8 million) and $0.8 million, respectively, and net unrealized gains (losses) on forward currency exchange contracts totaled $(0.8 million).

Income Taxes. Our effective income tax rate was 38.0% in QE FY 2012, comparable to the effective tax rate of 37.8% in QE FY 2011. The effective rate in both periods is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes. In QE FY 2011, this was offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area; which, until the date of the Royal Wolf IPO, was deductible for U.S. income tax reporting purposes. In QE FY 2012, as a result of the Royal Wolf IPO, the tax status of Royal Wolf changed from an over 80% subsidiary treated as a “disregarded entity” (which effectively considered Royal Wolf a domestic subsidiary that was included in our consolidated income tax returns) to a majority-owned foreign corporation (which effectively excludes it from our consolidated income tax returns).

Noncontrolling Interest. Noncontrolling interest represented Bison Capital’s 13.8% interest in Royal Wolf until the Royal Wolf IPO at May 31, 2011. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In QE FY 2012, noncontrolling interest was a charge of $1.0 million, reflecting the profitability of Royal Wolf in QE FY 2012; as compared to a $0.6 million charge in QE FY 2011. In QE FY 2011, the noncontrolling interest reflected the accretion of the redemption value of the Bison Capital put option and reference is made to the “Liquidity and Financial Condition” section and Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the satisfaction of the Bison Capital put option in conjunction with the Royal Wolf IPO.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $0.1 million QE FY 2012, as compared to $0.7 million in QE FY2011, a decrease of $0.6 million, primarily as a result of incurring a foreign currency exchange loss in QE FY 2012 (versus a foreign currency exchange gain in QE FY 2011) and a higher noncontrolling interest charge; offset somewhat by the increased profitability in the Asia-Pacific area and lower interest expense.

Six Months Ended December 31, 2011 (“FY 2012”) Compared to Six Months Ended December 31, 2010 (“FY 2011”)

The following compares our FY 2012 results of operations with our FY 2011 results of operations.

Revenues. Revenues increased 14% to $100.9 million in FY 2012 from $88.4 million in FY 2011. This consisted of an increase of $10.9 million, or 19%, in revenues at Royal Wolf and a $1.6 million increase, or 5%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 9% locally in Australian dollars. The average currency exchange rate of one Australian dollar during FY 2012 was $1.03251 U.S. dollar compared to $0.94529 U.S. dollar during FY 2011. This increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the building and construction, mining and manufacturing sectors where revenues increased by approximately $6.1 million (10% of Asia-Pacific revenues) in FY 2012 from FY 2011.

Since the second half of our fiscal year ended June 30, 2009, the economic downturn, particularly in the construction-related industries, resulted in a significant reduction in our overall business in United States. However, in FY 2012, when compared to FY 2011, revenues in this sector increased by $1.0 million in FY 2012 from FY 2011. In addition, increases in FY 2012 over FY 2011 in the industrial, commercial, retail and services sectors totaling $2.8 million more than offset a decrease in the education sector of $2.2 million.

Sales and leasing revenues represented 51% and 49% of total revenues in FY 2012 and 52% and 48% of total revenues in FY 2011, respectively.

Sales during FY 2012 amounted to $51.1 million, compared to $45.6 million during FY 2011; representing an increase of $5.5 million, or 12%. This included an increase of $5.6 million (primarily in the CSC retail operations), or 16%, in sales at Royal Wolf and a very slight $0.1 million decrease in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in sales revenues at Royal Wolf which showed an increase of 6% locally in Australian dollars. In the United States, the higher sales revenues in FY 2012 from FY 2011 resulted primarily from storage containers and mobile offices in most sectors totaling $1.2 million, more than offset somewhat by a reduction of $1.3 million in sales of container offices, modular units and services in primarily the education sector.

The $5.7 million revenue increase at Royal Wolf in the retail operations resulted from a $6.2 million increase in prices and a favorable foreign exchange rate effect of $3.1 million, offset somewhat by a $3.6 million decrease in unit and modification sales. The higher sales revenues were primarily due to increased activities in the building and construction and resources sectors of the New South Wales, Queensland and Western Australia regions.

In the national accounts group, sales increases of $0.8 million in unit and modification sales in primarily the moving and storage sector and a favorable foreign exchange rate effect of $0.4 million were more than offset by offset by a $1.3 million decrease in prices.

Leasing revenues during FY 2012 totaled $49.8 million, as compared to $42.8 million during FY 2011, representing an increase of $7.0 million, or 16%. Leasing revenues increased at Royal Wolf by $5.3 million, or 22%, and increased $1.7 million, or 9%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 10% locally in Australian dollars.

At Royal Wolf, average utilization in the retail operations was 89% during FY 2012, as compared to 88% during FY 2011; and average utilization in the national accounts group operations was 80% during FY 2012, as compared to 78% during FY 2011. Overall average utilization at Royal Wolf was 86% in FY 2012 and 84% in FY 2011; and the average monthly lease rate of containers was AUS$150 in FY 2012, as compared to AUS$156 in FY 2011. Leasing revenues in FY 2012 increased primarily as a result of demand for storage and accomodation units in New South Wales, in Queensland as a result of the floods last December and in New Zealand as a result of the Christchurch, New Zealand earthquake in June 2011. However, we believe the primary reasons we were able to increase our overall average utilization and leasing revenues between periods at Royal Wolf were the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. This increase in volume more than offset the decline in our overall average lease rate at Royal Wolf, which was primarily due to increased competitive pressures in certain regions in Australia; particularly in Queensland, where the floods of the previous year intensified local competition and made that retail market more cost conscious. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 89%, 84%, 66% and 77% and monthly lease rates were $103, $255, $223 and $756 for storage containers, office containers, mobile offices and modular units, respectively, during FY 2012; as compared to 85%, 73%, 63% and 72% and $97, $233, $222 and $848 for storage containers, office containers, mobile offices and modular units in FY 2011, respectively. The average composite utilization rate in FY 2012 was 77%, as compared to 73% in FY 2011. The generally higher utilization and monthly lease rates resulted primarily from improved demand in the construction, industrial, commercial and retail sectors, an indication that the U.S. markets where we conduct our business are stabilizing.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $2.9 million to $37.2 million during FY 2012 from $34.3 million during FY 2011, but we were more profitable primarily because of certain higher margin sales activities in our national accounts group in Australia and in our retail operations in New Zealand, as well as procurement cost improvements at both operating segments. Our gross profit percentage from sales revenues was 27% in FY 2012 versus 25% in FY 2011.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased by $5.7 million to $42.3 million during FY 2012 from $36.6 million during FY 2011 primarily due to increased compensation and maintenance expenses of over $1.8 million and approximately $1.3 million, respectively, incurred to support the increased business activity. As a percentage of revenues, these operating expenses increased slightly to 42% in QE FY 2012 from 41% in QE FY 2011.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.3 million to $9.2 million in FY 2012 from $9.5 million in FY 2011.

Interest Expense. Interest expense of $6.3 million in FY 2012 was $2.3 million lower than the $8.6 million in FY 2011. This was comprised of a decrease of $1.9 million at Royal Wolf and $0.4 million in the United States, primarily because of the lower average borrowings in FY 2012 as compared to FY 2011. In addition, the weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 8.8% in FY 2012 was lower than the 10.8% in FY 2011. However, the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in the United States of 6.3% in FY 2012 was slightly higher than the 6.1% in FY 2011.

Foreign Currency Exchange. Prior to May 31, 2011, we had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $1.0163 U.S. dollar at December 31, 2010. As a result, in FY 2011, net unrealized and realized foreign exchange gains totaled $4.5 million and $0.3 million, respectively. In addition, net unrealized gains (losses) on forward currency exchange contracts totaled $(0.3 million). At May 31, 2011, the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf was fully repaid in conjunction with the Royal Wolf IPO. Therefore, although the currency exchange rate of one Australian dollar at June 30, 2011 was $1.0597 U.S. dollar compared to $1.0176 U.S. dollar at December 31, 2011, there were no foreign exchange fluctuations in our FY 2012 results of operations from the measurement of any such debt. In FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.7 million) and $0.8 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.2 million.

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

Noncontrolling Interest. Noncontrolling interest represented Bison Capital’s 13.8% interest in Royal Wolf until the Royal Wolf IPO at May 31, 2011. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In FY 2012, noncontrolling interest was a charge of $2.7 million, reflecting the profitability of Royal Wolf in FY 2012; as compared to a $1.1 million charge in FY 2011. In FY 2011, the noncontrolling interest reflected the accretion of the redemption value of the Bison Capital put option and reference is made to the “Liquidity and Financial Condition” section and Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the satisfaction of the Bison Capital put option in conjunction with the Royal Wolf IPO.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $1.1 million FY 2012, as compared to $1.3 million in FY 2011, primarily as a result of recognizing a lower foreign currency exchange gain and a higher noncontrolling interest charge in FY 2012 versus FY 2011; offset somewhat by the increased profitability in the Asia-Pacific area and lower interest expense.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2010	2011	2010	2011
Net income	$1,342	$1,118	$2,537	$3,869
Add (deduct) —
Provision for income taxes	815	686	1,541	2,372
Foreign currency exchange (gain) loss and other	(2,038)	764	(4,465)	(323)
Interest expense	4,351	2,888	8,632	6,290
Interest income	(125)	(33)	(230)	(128)
Depreciation and amortization	4,860	4,682	9,532	9,240
Share-based compensation expense	196	213	369	420

Adjusted EBITDA	$9,401	$10,318	$17,916	$21,740

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

Liquidity and Financial Condition

Each of our two operating units, Royal Wolf and Pac Van, fund their operations substantially through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage. In addition, at GFN, we have a subordinated note payable to Laminar Direct Capital, L.L.C. (“Laminar”) and a $1.0 million credit facility with Union Bank (“UB”), under which no borrowings were outstanding as of December 31, 2011.

The economic downturn in the United States during our fiscal year ended June 30, 2009, particularly in the construction-related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), has had an adverse impact on our operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and to strive to comply with financial loan covenants.

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

Royal Wolf now has an approximately $101,760,000 (AUS$100,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which matures on June 30, 2014 (the “ANZ Credit Facility”). The ANZ Credit Facility was substantially amended in connection with the Royal Wolf IPO and is comprised of, among other things, three sub-facilities, (i) a $15,264,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing; (ii) a $76,320,000 (AUS$75,000,000) revolving sub-facility, primarily for lease fleet purchases; and (iii) a $10,176,000 (AUS$10,000,000) acquisition sub-facility.

Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

As of December 31, 2011, our required principal and other obligations payments for the twelve months ending December 31, 2012 and the subsequent three fiscal years are as follows (in thousands):

	000,000	000,000	000,000	000,000
	Twelve Months Ending December 31,
	2012	2013	2014	2015
ANZ Credit Facility (a)	$8,663	$718	$65,322	$—
PNC Credit Facility (b)	—	59,933	—	—
Laminar Note (c)	—	15,000	—	—
Other	613	147	670	—

	$9,276	$75,798	$65,992	$—

(a)	Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ credit facility in June 2014.
(b)	Scheduled to mature in January 2013.
(c)	Scheduled to mature in July 2013.

As a result of our actions, we have significantly improved our financial position, particularly in the Asia-Pacific area, and intend to utilize our operating cash flow and borrowing capacity in that region to expand our sale inventory and lease fleet by making both capital expenditures and acquisitions to meet the increasing business demands. In the U.S. we intend to prudently expand our storage and office container lease fleet and to look at accretive acquisition opportunities.

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

	Six Months Ended December 31,
	2010	2011
Net cash provided by (used in) operating activities	$8,539	$(763)

Net cash used in investing activities	$(8,822)	$(15,870)

Net cash provided by (used in) financing activities	$(2,949)	$17,211

Operating activities. Our operations used net cash flow of $0.8 million during FY 2012, a decrease of $9.3 million from the $8.5 million provided during FY 2011. Though the net income of $3.9 million in FY 2012 was higher by $1.4 million from the net income of $2.5 million in FY 2011, our operating cash flows were reduced by $14.5 million from the management of operating assets and liabilities in FY 2012, primarily as a result of increased investments in container sale inventory in the Asia-Pacific area; as compared to increasing in FY 2011 by $2.0 million. In both periods, operating cash flows benefitted from the deferral of income taxes, $2.0 million in FY 2012 and $1.4 million in FY 2011. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2012 and FY 2011, operating cash flows were enhanced by the non-cash adjustments of depreciation and amortization on fixed and intangible assets of $9.2 million and $9.5 million, respectively. In FY 2011, however, these items were substantially offset by reductions to operating cash flows of $4.7 million for net unrealized gains from foreign exchange and derivative instruments (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, operating cash flows were reduced by gains on the sales of lease fleet totaling $3.1 million in FY 2012 and $3.4 million in FY 2011.

Investing Activities. Net cash used by investing activities was $15.9 million during FY 2012, as compared to $8.8 million during FY 2011. Purchases of property, plant and equipment, or rolling stock, were approximately $1.3 million in FY 2012 and $1.1 million in FY 2011; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $14.9 million in FY 2012 and $7.1 million in FY 2011. Although the increase in FY 2012 capital expenditures from FY 2011 was primarily for the container lease fleet in the Asia-Pacific area as a result of additional business from its stronger economy, we also increased container capital expenditures in the United States in order to diversify our domestic lease fleet from mobile offices and modular units, which sales and leasing activities are significantly influenced by the cyclical construction-related industries. However, the amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to a certain amount of containers, if offered to us (see Note 8 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided by financing activities was $17.2 million during FY 2012, as compared to $2.9 million being used during FY 2011. In FY 2012, we borrowed a net $17.6 million on our existing credit facilities, as compared to reducing our outstanding borrowings in FY 2011 by a net $2.8 million, in order to fund our increasing investment in container sale inventory and lease fleet.

Asset Management

Receivables and inventories (including foreign translation effect) were $29.0 million and $35.3 million at December 31, 2011 and $30.5 million and $20.9 million at June 30, 2011, respectively. Inventory levels have increased at December 31, 2011 from June 30, 2011, primarily in the Asia-Pacific area, but effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and reduce inventory levels to maintain and enhance cash flow and profitability. At December 31, 2011, days sales outstanding (“DSO”) in trade receivables were 41 days and 59 days for Royal Wolf and Pac-Van, as compared to 42 days and 49 days at June 30, 2011, respectively.

The net book value of our total lease fleet increased (including foreign translation effect) from $220.1 million at June 30, 2011 to $228.9 million at December 31, 2011. At December 31, 2011, we had 45,277 units (17,397 units in retail operations in Australia, 9,344 units in national account group operations in Australia, 6,714 units in New Zealand, which are considered retail; and 11,822 units in the United States) in our lease fleet, as compared to 41,346 units (16,668 units in retail operations in Australia, 7,675 units in national account group operations in Australia, 5,827 units in New Zealand, which are considered retail; and 11,176 units in the United States) at June 30, 2011. At those dates, 38,498 units (14,826 units in retail operations in Australia, 8,722 units in national account group operations in Australia, 6,025 units in New Zealand, which are considered retail; and 8,925 units in the United States) and 33,876 units (14,030 units in retail operations in Australia, 5,814 units in national account group operations in Australia, 5,481 units in New Zealand, which are considered retail; and 8,551 units in the United States) were on lease, respectively.

In the United States, the lease fleet was comprised of 4,717 storage containers, 1,248 office containers, 4,866 mobile offices and 991 modular units at December 31, 2011; and 4,072 storage containers, 1,228 office containers, 4,885 mobile offices and 991 modular units at June 30, 2011. At those dates, in the United States, units on lease were comprised of 4,055 storage containers, 1,042 office containers, 3,081 mobile offices and 747 modular units; and 3,661 storage containers, 993 office containers, 3,095 mobile offices and 802 modular units, respectively

Off-Balance Sheet Arrangements

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We perform an annual impairment test on goodwill at June 30 using the two-step process required under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At December 31, 2011, there were no significant changes in events or circumstances that were not existing or considered at Royal Wolf or Pac-Van since the annual test at June 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 13, 2012	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Second Amendment to Revolving Credit and Security Agreement dated November 30, 2011 (incorporated by reference to Registrant’s Form 8-K filed December 2, 2011)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101*	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.