Form 10-Q
period 2012-03-31
General Finance CORP
filed 2012-05-11
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,013,299 shares outstanding as of May 4, 2012.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	March 31, 2012
		(Unaudited)
Assets
Cash and cash equivalents	$6,574	$7,832
Trade and other receivables, net of allowance for doubtful accounts of $2,381 and $2,429 at June 30, 2011 and March 31, 2012, respectively	30,498	35,103
Inventories	20,942	36,461
Prepaid expenses and other	4,503	5,342
Property, plant and equipment, net	12,652	12,032
Lease fleet, net	220,095	247,307
Goodwill	68,948	68,209
Other intangible assets, net	23,358	18,954

Total assets	$387,570	$431,240

Liabilities
Trade payables and accrued liabilities	$32,522	$33,268
Income taxes payable	440	270
Unearned revenue and advance payments	10,292	10,970
Senior and other debt	136,589	171,713
Deferred tax liabilities	15,835	19,803

Total liabilities	195,678	236,024

Commitments and contingencies (Note 8)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,438 at June 30, 2011 and March 31, 2012	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,013,299 shares outstanding at June 30, 2011 and March 31, 2012	2	2
Additional paid-in capital	112,278	112,699
Accumulated other comprehensive income	4,904	7,304
Accumulated deficit	(25,490)	(23,085)

Total General Finance Corporation stockholders’ equity	93,089	98,315
Equity of noncontrolling interests	98,803	96,901

Total equity	191,892	195,216

Total liabilities and equity	$387,570	$431,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Revenues
Sales	$20,537	$28,762	$66,087	$79,906
Leasing	22,785	27,392	65,597	77,148

	43,322	56,154	131,684	157,054

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	15,829	21,664	50,085	58,897
Direct costs of leasing operations	8,193	10,148	24,160	28,880
Selling and general expenses	10,302	12,081	30,894	35,696
Depreciation and amortization	4,720	4,904	14,252	14,144

Operating income	4,278	7,357	12,293	19,437
Interest income	124	13	354	141
Interest expense	(4,822)	(2,610)	(13,454)	(8,900)
Foreign currency exchange gain and other	108	576	4,573	899

	(4,590)	(2,021)	(8,527)	(7,860)

Income (loss) before provision for income taxes	(312)	5,336	3,766	11,577
Provision (benefit) for income taxes	(116)	2,029	1,425	4,401

Net income (loss)	(196)	3,307	2,341	7,176
Preferred stock dividends	(45)	(44)	(132)	(133)
Noncontrolling interest	(2,298)	(2,095)	(3,444)	(4,771)

Net income (loss) attributable to common stockholders	$(2,539)	$1,168	$(1,235)	$2,272

Net income (loss) per common share:
Basic	$(0.12)	$0.05	$(0.06)	$0.10
Diluted	(0.12)	0.05	(0.06)	0.10

Weighted average shares outstanding:
Basic	22,013,299	22,013,299	22,013,299	22,013,299
Diluted	22,013,299	22,273,173	22,013,299	22,271,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$1,395	$2	$112,278	$4,904	$(25,490)	$93,089	$98,803	$191,892
Share-based compensation	—	—	554	—	—	554	100	654
Preferred stock dividends	—	—	(133)	—	—	(133)	—	(133)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(1,803)	(1,803)
Net income	—	—	—	—	2,405	2,405	4,771	7,176
Cumulative translation adjustment	—	—	—	2,400	—	2,400	(4,970)	(2,570)

Total comprehensive income	—	—	—	—	—	4,805	(199)	4,606

Balance at March 31, 2012	$1,395	$2	$112,699	$7,304	$(23,085)	$98,315	$96,901	$195,216

Other comprehensive income:

Cumulative translation adjustments totaled $799 and $10,038, which resulted in Total Comprehensive Income of $(1,695) and $8,935 for the quarter and nine months ended March 31, 2011, respectively.

Cumulative translation adjustments for the quarter ended March 31, 2012 totaled $2,636, $170 and $2,806, which resulted in Total Comprehensive Income of $3,848, $2,265 and $6,113 for General Finance Corporation Stockholders’ Equity, Noncontrolling Interests and Total Equity, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2012
Net cash provided by operating activities (Note 9)	$22,465	$1,349

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(880)	—
Proceeds from sales of property, plant and equipment	89	351
Purchases of property, plant and equipment	(2,618)	(2,114)
Proceeds from sales of lease fleet	16,996	20,775
Purchases of lease fleet	(32,252)	(52,466)
Other intangible assets	—	(169)

Net cash used in investing activities	(18,665)	(33,623)

Cash flows from financing activities:
Proceeds from (repayments on) equipment financing activities	868	(411)
Proceeds from (repayments on) senior and other debt borrowings, net	(6,242)	37,017
Deferred financing costs	(1,290)	—
Preferred stock dividends	(132)	(133)
Dividends on capital stock by subsidiary	—	(1,803)

Net cash provided by (used in) financing activities	(6,796)	34,670

Net increase (decrease) in cash	(2,996)	2,396
Cash and equivalents at beginning of period	4,786	6,574
The effect of foreign currency translation on cash	(1,128)	(1,138)

Cash and equivalents at end of period	$662	$7,832

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

IPO of Royal Wolf

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. The Company used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities (see Note 4), as well as fully repay the subordinated debt to Bison Capital. Simultaneously, the Company also satisfied the Bison Capital put option to acquire the 13.8% of GFN U.S. previously owned by Bison Capital and now owns 100% of GFN U.S. At the IPO date and at March 31, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of 50.005%.

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

Unless otherwise indicated, references to “FY 2011” and “FY 2012” are to the nine months ended March 31, 2011 and 2012, respectively.

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

	June 30,	March 31,
	2011	2012
Finished goods	$20,661	$35,282
Work in progress	281	1,179

	$20,942	$36,461

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,
		2011	2012
Land	—	$2,064	$2,070
Building	40 years	1,027	1,029
Transportation and plant equipment (including capital lease assets)	3 —10 years	15,914	17,065
Furniture, fixtures and office equipment	3 —10 years	3,273	3,440

		22,278	23,604
Less accumulated depreciation and amortization		(9,626)	(11,572)

		$12,652	$12,032

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Basic	22,013,299	22,013,299	22,013,299	22,013,299
Assumed exercise of warrants	—	—	—	—
Assumed exercise of stock options	—	259,874	—	258,248

Diluted	22,013,299	22,273,173	22,013,299	22,271,547

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Potential common stock equivalents (consisting of units, warrants and stock options) totaling 5,226,602 and 5,289,309 for the quarter ended March 31, 2011 and FY 2011 and 3,423,579 and 3,425,205 for the quarter ended March 31, 2012 and FY 2012, respectively, have been excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

In May 2011, the FASB issued amendments to the existing guidance on fair value measurement. The amendments are intended to create consistency between GAAP and International Financial Reporting Standards on measuring fair value and disclosing information about fair value measurements. The amendments clarify the application of existing fair value measurement requirements including (i) the application of the highest and best use valuation premise concepts, (ii) measuring the fair value of an instrument classified in a reporting entity’s equity and (iii) quantitative information required for fair value measurements categorized within Level 3. In addition, the amendments require additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. These amendments are effective for interim and annual periods beginning after December 15, 2011. These changes are required to be applied prospectively and the adoption did not have a material impact on the consolidated financial position or results of operations.

In June 2011, the FASB issued an amendment to the existing guidance on the presentation of comprehensive income. Under the amended guidance, entities have the option to present the components of net income and other comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities no longer have the option of presenting the components of other comprehensive income within the statement of changes in equity. This amendment was to be effective on a retrospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this amendment will result in a change to the Company’s current presentation of comprehensive income, but would not have any impact on the Company’s consolidated financial position or results of operations.

In September 2011, the FASB issued an amendment to the existing guidance on goodwill impairment. The amendment allows entities to first assess qualitative factors to determine whether it is necessary to perform the current two-step quantitative goodwill impairment test under ASC Topic 350, Intangibles — Goodwill. If an entity elects to use the option, it will no longer be required to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. If the entity concludes that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. However, if the entity concludes that fair value exceeds the carrying amount; neither of the two steps is required. The amendment allows entities to continue applying the existing two-step test and if an entity elects not to use the qualitative assessment in one period, it may resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, though early adoption is permitted. The Company has not yet determined if it will elect to use the new qualitative assessment of the amendment in any subsequent period after its effective date.

In December 2011, the FASB and IASB issued joint amendments to enhance disclosures with respect to offsetting and related arrangements for financial and derivative instruments presented in statements of financial position. These amendments to ASC Topic 210, Balance Sheet, require entities to provide both net and gross information about both instruments and transactions subject to an agreement similar to a master netting arrangement in order to enhance comparability between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The amendments are effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. These amendments are required to be applied prospectively and the Company does not expect that the adoption will have a material impact on its consolidated financial position or results of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Equity Transactions

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of March 31, 2012, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

The Cumulative Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Cumulative Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October of each year and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Cumulative Preferred Stock will have preference to holders of common stock; with the holders of the Series A Preferred Stock having preference over holders of the Series B Preferred Stock.

In connection with the acquisition of Advanced Mobile Storage (see Note 1), the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances are classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”

As of March 31, 2012, since issuance, dividends paid or payable totaled $503,000 and $37,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividend

In February 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.035 per RWH share payable to shareholders of record on March 20, 2012. The total dividend amount was transferred to Royal Wolf’s registrar and transfer agent on behalf of all the Royal Wolf shareholders prior to March 31, 2012, and the consolidated financial statements reflect the amount of the dividend pertaining to the noncontrolling interest.

Note 4. Senior and Other Debt

Royal Wolf Senior Credit Facility and Bison Capital Notes

Royal Wolf has an approximately $114,257,000 (AUS$110,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries and matures on June 30, 2014. The ANZ credit facility, as amended, is comprised of two sub-facilities, a $15,580,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing and a $98,677,000 (AUS$95,000,000) revolving sub-facility, primarily for lease fleet purchases and acquisitions. As of March 31, 2012, based upon the exchange rate of one Australian dollar to $1.0387 U.S. dollar and one New Zealand dollar to $0.7894 Australian dollar, borrowings and availability under the ANZ credit facility totaled $92,660,000 (AUS$89,208,000) and $21,597,000 (AUS$20,792,000), respectively. At March 31, 2012, borrowings under the working capital sub-facility totaled $9,071,000 (AUS$8,733,000) and bear interest at ANZ’s prime rate (4.25% at March 31, 2012) plus 1.85% per annum, and borrowings under the revolving sub-facility totaled $83,589,000 (AUS$80,475,000) and bear interest at ANZ’s prime rate plus 2.05% per annum.

Royal Wolf also has a $3,116,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

The ANZ senior credit facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified consolidated interest coverage and total debt ratios based on earnings before interest, income taxes, amortization and depreciation and other non-operating costs (“EBITDA”) and the payment of dividends are not to exceed 60% of net profits (adding back amortization), plus any dividend surplus from the previous year, as defined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Pac-Van Senior Credit Facility

Pac-Van has an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that includes Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (“UB”) (the “PNC Credit Facility”). Under the terms of the PNC Credit Facility, as amended, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base and certain borrowing restrictions based on senior leverage, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate (3.25% at March 31, 2012) plus 2.75%, or the Eurodollar rate (0.24125%, 0.34880% and 0.46815% at March 31, 2012 for the one-month, two-month and three-month LIBOR, respectively) plus 3.75%. The PNC Credit Facility also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants, including fixed charge coverage and senior leverage ratios based on EBITDA, as defined, and a lease fleet utilization ratio. The PNC Credit Facility also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or upon the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.

The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $350,000 if it prepays the loans in full after July 16, 2011 but prior to July 16, 2012. At March 31, 2012, borrowings and availability under the PNC Credit Facility totaled $62,754,000 and $15,048,000, respectively.

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

Laminar Note

The Company has a $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar”) issued by GFN (the “Laminar Note”). The Laminar Note accrues interest at the floating rate of LIBOR plus 10.0% per annum, provided that LIBOR shall be not less than 3.0%, and is payable monthly in arrears commencing on August 1, 2010. The Laminar Note matures on July 16, 2013, at which time all amounts borrowed must be repaid; but it may be prepaid by GFN in part or in full at any time before the maturity date without penalty and by Pac-Van, upon prior written notice, subject to the terms of the intercreditor agreement among Pac-Van, GFNNA, PNC and Laminar.

The Laminar Note contains certain financial covenants, including a consolidated funded indebtedness-to-consolidated EBITDA, as defined, leverage ratio, a minimum consolidated EBITDA covenant for the four most recently completed calendar quarters of not less than $28,000,000; and customary covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA and Pac-Van (both of which have guaranteed the repayment of all outstanding borrowings and obligations of the Laminar Note) and covenants which limit the ability of GFNNA and Pac-Van to sell assets, enter into acquisitions and incur additional indebtedness. In addition, the terms of the Laminar Note prohibit GFNNA and Pac-Van from extending the maturity of the PNC Credit Facility to a date later than April 16, 2013, increasing the maximum indebtedness above $93,500,000 without the prior written consent of Laminar, entering into interest rate increases for indebtedness and from undertaking certain other actions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other

The Company had a credit agreement at GFN, as amended, with UB for a $1,000,000 credit facility. Borrowings or advances under this facility bore interest at UB’s “Reference Rate” (which approximates the prime rate), plus 2.0%, and were due and payable at the earlier of 60 days from the advance date or the facility maturity date of April 2, 2012. At March 31, 2012, there were no borrowings outstanding under this facility.

Other debt (including redeemable preferred stock — see Note 3) totaled $1,299,000 at March 31, 2012.

The weighted-average interest rate in the Asia-Pacific area was 11.0% and 8.0% in FY 2011 and FY 2012, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in the United States was 6.1% and 6.3% in FY 2011 and FY 2012, respectively; which does not include the effect of the amortization of deferred financing costs.

Loan Covenant Compliance

At March 31, 2012, the Company was in compliance with the financial covenants under its senior credit facilities and the Laminar Note.

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

Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2011	March 31, 2012

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(743)	$(1,091)

Forward-Exchange Contracts	Trade and other receivables	—	6

Forward-Exchange Contracts	Trade payables and accrued liabilities	(401)	—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

-		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2011	2012	2011	2012

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$67	259	$545	(344)

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(37)	136	(373)	291

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

The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2011, there were three open interest rate swap contracts and two open interest rate option (cap) contracts; and, as of March 31, 2012, there was one open interest rate swap contract and one open interest rate option (collar) contract that mature in June 2014, as follows (dollars in thousands):

	June 30, 2011		March 31, 2012
	Swap	Option (Cap)	Swap	Option (Collar)
Notional amounts	$23,543	$14,161	$14,441	$24,069
Fixed/Strike Rates	7.19% - 8.22%	7.19% - 7.98%	6.25%	6.25%
Floating Rates	7.01%	7.01%	6.21%	6.21%
Fair Value of Combined Contracts	$(743)	$—	$(797)	$(294)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2011, there were 25 open forward exchange contracts; and, as of March 31, 2012, there were 12 open forward exchange contracts that mature between May 2012 and April 2013, as follows (dollars in thousands):

	June 30, 2011		March 31, 2012
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$11,452	$—	$5,841	$—
Exchange/Strike Rates (AUD to USD)	0.9973 – 1.0465	—	0.9973 – 1.0654	—
Fair Value of Combined Contracts	$(401)	$—	$6	$—

In FY 2011 and FY 2012, the Company also had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Prior to FY 2012, unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2011 and FY 2012, net unrealized and realized foreign exchange gains (losses) totaled $4,498,000 and $450,000, and $(384,000) and $866,000, respectively. For the quarter ended March 31, 2011 and 2012, net unrealized and realized foreign exchange gains (losses) totaled $(16,000) and $326,000, and $(756,000) and $109,000, respectively.

Note 6. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its new corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $83,000 in both FY 2011 and FY 2012.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $163,000 ($63,000 at the corporate office and $100,000 at the operating subsidiaries) in FY 2011 and $144,000 ($63,000 at the corporate office and $81,000 at the operating subsidiaries) in FY 2012.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $20,000 and $30,000 in FY 2011 and FY 2012, respectively.

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

On August 25, 2011 (“August 2011 Grant”), the Company granted options to an officer of GFN for 80,000 shares of common stock at an exercise price of $3.11, which was equal to the closing market price of the Company’s common stock as of that date. The options under the August 2011 Grant vest over 40 months, subject to performance conditions based on achieving cumulative EBITDA targets for the fiscal years ending June 30, 2012 — 2014.

On December 6, 2011 (“December 2011 Grant”), the Company granted options to three members of its Board of Directors to purchase 27,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $2.58 per share, with a vesting period of three years.

In FY 2012, the weighted-average fair value of the stock options granted was $2.27, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.51% — 1.61%, an expected life of 7.5 years, an expected volatility of 80.5% — 84.6% and no expected dividend. Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.51% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2012, the weighted-average fair value of the stock options granted to non-employee consultants was $2.50, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.81% — 2.03%, an expected life of 8.3 — 9.2 years an expected volatility of 78.8%, and no expected dividend.

A summary of the Company’s stock option activity and related information as of and for FY 2012 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2011	1,540,570	$5.47

Granted	107,000	2.98
Exercised	—	—
Forfeited or expired	(57,740)	7.05

Outstanding at March 31, 2012	1,589,830	$5.25	7.0

Vested and expected to vest at March 31, 2012	1,589,830	$5.25	7.0

Exercisable at March 31, 2012	793,347	$7.21	5.8

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2012, outstanding time-based options and performance-based options totaled 902,050 and 687,780, respectively. Also at that date, the Company’s market price for its common stock was $2.88 per share, which was at or below the exercise prices of the majority of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $748,000.

Share-based compensation of $3,406,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to equity, from inception through March 31, 2012. At that date, there remains $1,094,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

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

As of March 31, 2012, the Royal Wolf Board of Directors granted 375,000 performance rights in FY 2012 to key management personnel under the LTI Plan. In FY 2012, share-based compensation of $92,000 related to the LTI Plan has been recognized in the statement of operations, with a corresponding benefit to equity.

Note 8. Commitments and Contingencies

Preferred Supply Agreement

In connection with a Business Sale Agreement dated November 14, 2007, as amended, with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL (collectively “GE SeaCo”), Royal Wolf entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo agreed to sell to Royal Wolf, and Royal Wolf has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 2,500 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012.

Other Matters

The Company is not involved in any material lawsuits or claims arising out of the normal course of business. The nature of its business is such that disputes can occasionally arise with employees, vendors (including suppliers and subcontractors) and customers

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.

Note 9. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2011	2012
Cash flows from operating activities
Net income	$2,341	$7,176
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(13)	(141)
Gain on sales of lease fleet	(3,928)	(5,696)
Unrealized foreign exchange loss (gain)	(4,498)	384
Unrealized loss (gain) on forward exchange contracts	373	(291)
Unrealized loss (gain) on interest rate swaps and options	(545)	344
Depreciation and amortization	14,252	14,144
Amortization of deferred financing costs	854	518
Accretion of interest	180	—
Share-based compensation expense	581	654
Deferred income taxes	1,108	3,858
Changes in operating assets and liabilities:
Trade, subscription and other receivables, net	5,541	(9,325)
Inventories	1,786	(15,874)
Prepaid expenses and other	(169)	(136)
Trade payables, accrued liabilities and other deferred credits	4,479	5,857
Income taxes	123	(123)

Net cash provided by operating activities	$22,465	$1,349

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Segment Reporting

The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment) and long-lived assets; as attributed to its two geographic (and operating) segments (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Revenues from external customers
North America:
Sales	$2,315	$10,721	$13,413	$21,789
Leasing	9,009	10,305	27,700	30,676

	11,324	21,026	41,113	52,465

Asia-Pacific:
Sales	18,222	18,041	52,674	58,117
Leasing	13,776	17,087	37,897	46,472

	31,998	35,128	90,571	104,589

Total	$43,322	$56,154	$131,684	$157,054

Operating income
North America	$15	$852	$1,614	$2,283
Asia-Pacific	4,263	6,505	10,679	17,154

Total	$4,278	$7,357	$12,293	$19,437

Interest income
North America	$—	$2	$—	$6
Asia-Pacific	124	11	354	135

Total	$124	$13	$354	$141

Interest expense
North America	$1,417	$1,375	$4,432	$3,988
Asia-Pacific	3,405	1,235	9,022	4,912

Total	$4,822	$2,610	$13,454	$8,900

Share-based compensation
North America	$176	$148	$476	$454
Asia-Pacific	36	86	105	200

Total	$212	$234	$581	$654

Depreciation and amortization
North America	$1,479	$1,446	$4,392	$4,319
Asia-Pacific	3,241	3,458	9,860	9,825

Total	$4,720	$4,904	$14,252	$14,144

Additions to long-lived assets
North America			$4,971	$7,371
Asia-Pacific			29,899	47,209

Total			$34,870	$54,580

	At
	June 30, 2011	March 31, 2012
Long-lived assets
North America	$108,212	$109,215
Asia-Pacific	124,535	150,124

Total	$232,747	$259,339

Goodwill
North America	$33,303	$33,303
Asia-Pacific	35,645	34,906

Total	$68,948	$68,209

Intersegment net revenues totaled $690,000 and $3,000 during the quarter ended March 31, 2011 and 2012, respectively, and $1,988,000 and $75,000 during FY 2011 and FY 2012, respectively.

Note 10. Subsequent Event

On April 30, 2012, the Company, through Pac-Van, purchased the business of Container King for approximately $2,200,000; subject to certain working capital and fixed asset adjustments, as defined in the share purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2011 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf and paid the purchase price by a combination of cash, the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and the issuance of a note to Bison Capital. As a result of this structure, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. at that time. On May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH and, simultaneously, acquired the 13.8% of GFN U.S. previously owned by Bison Capital. At the IPO date and at March 31, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and we an indirect) majority interest of 50.005%. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which we consider geographically to be the Asia-Pacific area.

On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary, GFNNA. In addition to assuming Pac-Van’s senior and other debt, we paid the stockholders of MOAC a combination of cash, GFN restricted common stock and issued a 20-month subordinated promissory note. Pac-Van leases and sells storage and office containers, modular buildings and mobile offices in the United States.

We do business in two distinct, but related industries, mobile storage and modular space; which we collectively refer to as the “portable services industry.” Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through seventeen customer service centers (“CSCs”) in Australia, six CSCs in New Zealand and twenty-six branch locations across eighteen states in the United States. As of March 31, 2012, we had 240 and 190 employees and 35,340 and 11,981 lease fleet units in the Asia-Pacific area and United States, respectively.

Our products primarily consist of the following:

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

Results of Operations

Quarter Ended March 31, 2012 (“QE FY 2012”) Compared to Quarter Ended March 31, 2011 (“QE FY 2011”)

The following compares our QE FY 2012 results of operations with our QE FY 2011 results of operations.

Revenues. Revenues increased approximately 30% to $56.2 million in QE FY 2012 from $43.3 million in QE FY 2011. This consisted of an increase of $3.2 million, or 10%, in revenues at Royal Wolf and a $9.7 million increase, or approximately 86%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2012 versus QE FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 5% locally in Australian dollars. The average currency exchange rate of one Australian dollar during QE FY 2012 was $1.05524 U.S. dollar compared to $1.00562 U.S. dollar during QE FY 2011. The revenue increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the government, manufacturing and transportation sectors where revenues increased by approximately $2.6 million in QE FY 2012 from QE FY 2011. However, the mining sector experienced a reduction of approximately $2.3 million in sales revenues at Royal Wolf in QE FY 2012 because QE FY 2011 included the sales of 198 mining container units for $3.9 million to one customer.

In QE FY 2012, revenues in the construction-related, commercial, industrial and services sectors at Pac-Van increased by a total of $4.0 million from QE FY 2011. In addition, the increase in QE FY 2012 revenues was substantially enhanced by the recognition of $5.5 million in revenues to one customer in the government-related sector pursuant to a $6.7 million contract for modular units.

Sales and leasing revenues represented 51% and 49% of total revenues in QE FY 2012 and 47% and 53% of total revenues in QE FY 2011, respectively.

Sales during QE FY 2012 amounted to $28.8 million, compared to $20.5 million during QE FY 2011; representing an increase of $8.3 million, or 40%. This was primarily due to a significant increase of $8.4 million in sales at Pac-Van, offset slightly by a decrease of $0.1 million at Royal Wolf. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2012 versus QE FY 2011, caused this decrease in sales revenues to be smaller at Royal Wolf, which showed a decrease of 6% locally in Australian dollars. Sales increases of $2.3 million (primarily from higher average prices of $2.9 million and favorable foreign exchange translation effect of $0.9 million, offset somewhat by a decrease in unit sales of $1.5 million) in our CSC retail operations in QE FY 2012 versus QE FY 2011 were more than offset by a $2.4 million sales decrease in our national accounts group resulting from the reduction in mining revenues discussed above. In addition to the $5.5 million of sales revenues recognized from one customer for modular units in the government-related sector discussed above, sales across all product lines and services in most of our business sectors contributed to the remaining $2.9 million increase in sales revenues at Pac-Van in QE FY 2012 over QE FY 2011.

Leasing revenues during QE FY 2012 totaled $27.4 million, as compared to $22.8 million during QE FY 2011, representing an increase of $4.6 million, or 20%. Leasing revenues increased by $3.3 million, or 24%, at Royal Wolf and by $1.3 million, or 14%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2012 versus QE FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 18% locally in Australian dollars.

At Royal Wolf, average utilization in the retail operations was 86% during QE FY 2012 and QE FY 2011; and average utilization in the national accounts group operations was 84% during QE FY 2012, as compared to 87% during QE FY 2011. Overall average utilization at Royal Wolf was 85% during QE FY 2012 and 87% during QE FY 2011; and the average monthly lease rate of containers was AUS$151 in QE FY 2012, as compared to AUS$154 in QE FY 2011. Leasing revenues in QE FY 2012 increased primarily due to the average number of units on lease being over 3,700 higher in QE FY 2012 as compared to QE FY 2011 driven by, among other things, demand for storage and accomodation units in New Zealand as a result of the Christchurch, New Zealand earthquake in June 2011. However, we believe the primary reasons we’re generally able to maintain high overall average utilization rates and increase average units on lease between periods at Royal Wolf are the strong economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. This increase in volume more than offset the decline in our overall average lease rate at Royal Wolf, which was due to, among other things, increased competitive pressures in certain regions in Australia; particularly in Queensland, where the floods of the previous year intensified local competition and made that retail market more cost conscious. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 82%, 84%, 65% and 76% and monthly lease rates were $101, $254, $225 and $792 for storage containers, office containers, mobile offices and modular units, respectively, during QE FY 2012; as compared to 88%, 75%, 60% and 76% and $91, $231, $216 and $809 for storage containers, office containers, mobile offices and modular units in QE FY 2011, respectively. The average composite utilization rate in QE FY 2012 was 75%, as compared to 73% in QE FY 2011, and the composite average number of units on lease was over 700 higher in QE FY 2012 as compared to QE FY 2011. The generally higher utilization and monthly lease rates resulted primarily from improved demand in the construction, industrial and commercial sectors.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $5.9 million to $21.7 million during QE FY 2012 from $15.8 million during QE FY 2011 as a result of the higher sales revenues discussed above; but we were more profitable primarily because of certain higher margin sales activities in our national accounts group in Australia and in our retail operations in New Zealand, as well as procurement cost improvements at both operating segments. Our gross profit percentage from sales revenues was 25% in QE FY 2012 versus 23% in QE FY 2011.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased by $3.7 million to $22.2 million during QE FY 2012 from $18.5 million during QE FY 2011 to support the increased business activity, but decreased as a percentage of revenues to 40% in QE FY 2012 from 43% in QE FY 2011.

Depreciation and Amortization. Depreciation and amortization increased slightly by $0.2 million to $4.9 million in QE FY 2012 from $4.7 million in QE FY 2011.

Interest Expense. Interest expense of $2.6 million in QE FY 2012 was $2.2 million lower than the $4.8 million in QE FY 2011. This was comprised of a decrease of $2.2 million at Royal Wolf, primarily because of the lower average borrowings in QE FY 2012 as compared to QE FY 2011 and the weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) of 6.8% in QE FY 2012 being lower than the 11.3% in QE FY 2011. However, in the United States the lower average borrowings in QE FY 2012 as compared to QE FY 2011 was offset by the higher weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 6.4% in QE FY 2012 being higher than the 6.1% in QE FY 2011.

Foreign Currency Exchange. Prior to May 31, 2011, we had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. At May 31, 2011, the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf was fully repaid in conjunction with the Royal Wolf IPO. The currency exchange rate of one Australian dollar at December 31, 2010 was $1.0163 U.S. dollar compared to $1.0311 U.S. dollar at March 31, 2011. In QE FY 2011, net unrealized and realized foreign exchange gains (losses) totaled under $(0.1) million and $0.3 million, respectively, and net unrealized losses on forward currency exchange contracts totaled under $0.1 million. The currency exchange rate of one Australian dollar at December 31, 2011 was $1.0176 U.S. dollar compared to $1.0387 U.S. dollar at March 31, 2012. In QE FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.8 million) and $0.1 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.1 million.

Income Taxes. Our effective income tax rate was 38.0% in QE FY 2012, comparable to the effective tax rate of 37.2% in QE FY 2011. The effective rate in both periods is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes. In QE FY 2011, this was offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area; which, until the date of the Royal Wolf IPO, was deductible for U.S. income tax reporting purposes. In QE FY 2012, as a result of the Royal Wolf IPO, the tax status of Royal Wolf changed from an over 80% subsidiary treated as a “disregarded entity” (which effectively considered Royal Wolf a domestic subsidiary that was included in our consolidated income tax returns) to a majority-owned foreign corporation (which effectively excludes it from our consolidated income tax returns).

Noncontrolling Interest. Noncontrolling interest represented Bison Capital’s 13.8% interest in Royal Wolf until the Royal Wolf IPO at May 31, 2011. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In QE FY 2012, noncontrolling interest was a charge of $2.1 million, reflecting the profitability of Royal Wolf in QE FY 2012, as compared to a $2.3 million charge in QE FY 2011. In QE FY 2011, the noncontrolling interest reflected the accretion of the redemption value of the Bison Capital put option and reference is made to the “Liquidity and Financial Condition” section and Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the satisfaction of the Bison Capital put option in conjunction with the Royal Wolf IPO.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $1.1 million QE FY 2012, as compared to a net loss of $2.5 million in QE FY2011, an increase of $3.6 million, primarily as a result of increased profitability in both operating segments and lower interest expense in the Asia-Pacific area, net of the related tax effects.

Nine Months Ended March 31, 2012 (“FY 2012”) Compared to Nine Months Ended March 31, 2011 (“FY 2011”)

The following compares our FY 2012 results of operations with our FY 2011 results of operations.

Revenues. Revenues increased 19% to $157.1 million in FY 2012 from $131.7 million in FY 2011. This consisted of an increase of $14.0 million, or 15%, in revenues at Royal Wolf and an $11.4 million increase, or 28%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 7% locally in Australian dollars. The average currency exchange rate of one Australian dollar during FY 2012 was $1.04003 U.S. dollar compared to $0.96510 U.S. dollar during FY 2011. The revenue increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the building and construction, manufacturing, government and moving and storage sectors where revenues increased by approximately $7.8 million in FY 2012 from FY 2011. The mining sector, which reported increases in revenues during the first six months of FY 2011, experienced a slight reduction of $0.3 million in sales revenues at Royal Wolf in FY 2012 because QE FY 2011 included the sales of 198 mining container units for $3.9 million to one customer.

Since the second half of our fiscal year ended June 30, 2009, the economic downturn, particularly in the construction-related industries, resulted in a significant reduction in our overall business in United States. However, in FY 2012, revenues in this sector increased by $2.5 million from FY 2011. In addition, increases in FY 2012 over FY 2011 in the industrial, commercial, retail and services sectors totaling $4.9 million and the recognition of $5.5 million in revenues to one customer in the government-related sector, pursuant to a $6.7 million contract for modular units, more than offset a decrease in the education sector of $2.2 million. We believe these results are an indication that the U.S. markets where we conduct our business are generally stabilizing.

Sales and leasing revenues represented 51% and 49%, respectively, of total revenues in FY 2012 and 50% each of total revenues in FY 2011.

Sales during FY 2012 amounted to $79.9 million, compared to $66.1 million during FY 2011; representing an increase of $13.8 million, or 21%. This included an increase of $5.4 million (primarily in the CSC retail operations), or 10%, in sales at Royal Wolf and an $8.4 million increase, or 63%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in sales revenues at Royal Wolf which showed an increase of 2% locally in Australian dollars. Sales increases of $7.8 million (primarily from higher average prices of $10.4 million and favorable foreign exchange translation effect of $3.7 million, offset somewhat by a decrease in unit sales of $6.3 million) in our CSC retail operations in FY 2012 versus FY 2011 were offset somewhat by a sales decrease of $2.4 million in our national accounts group resulting from the reduction in mining revenues discussed above. In addition to the $5.5 million of sales revenues recognized from one customer for modular units in the government-related sector discussed above, the higher sales of $2.9 million at Pac-Van in FY 2012 from FY 2011 resulted primarily from storage containers, mobile offices and modular units in most sectors totaling $3.6 million, which more than offset a reduction of $0.9 million in sales of container offices and services.

Leasing revenues during FY 2012 totaled $77.2 million, as compared to $65.6 million during FY 2011, representing an increase of $11.6 million, or 18%. Leasing revenues increased at Royal Wolf by $8.6 million, or 23%, and increased $3.0 million, or 11%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 14% locally in Australian dollars.

At Royal Wolf, average utilization in the retail operations was 88% during FY 2012 and 86 % during FY 2011; and average utilization in the national accounts group operations was 81% during both FY 2012 and FY 2011. In both FY 2012 and FY 2011, the overall average utilization was 85%; and the average monthly lease rate of containers was AUS$150 in FY 2012 and AUS$155 in FY 2011. Leasing revenues in FY 2012 increased primarily due to the average number of units on lease being over 3,600 higher in FY 2012 as compared to FY 2011 driven by, among other things, demand for storage and accomodation units in New Zealand as a result of the Christchurch, New Zealand earthquake in June 2011. However, we believe the primary reasons we’re generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. This increase in volume more than offset the decline in our overall average lease rate at Royal Wolf, which was primarily due to, among other things, increased competitive pressures in certain regions in Australia; particularly in Queensland, where the floods of the previous year intensified local competition and made that retail market more cost conscious. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 86%, 84%, 65% and 77% and monthly lease rates were $102, $254, $224 and $767 for storage containers, office containers, mobile offices and modular units, respectively, during FY 2012; as compared to 86%, 74%, 62% and 73% and $95, $232, $220 and $835 for storage containers, office containers, mobile offices and modular units in FY 2011, respectively. The average composite utilization rate in FY 2012 was 76%, as compared to 73% in FY 2011, and the composite average number of units on lease was over 800 higher in FY 2012 as compared to FY 2011. The generally higher utilization and monthly lease rates resulted primarily from improved demand in the construction, industrial, commercial and retail sectors.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $8.8 million to $58.9 million during FY 2012 from $50.1 million during FY 2011 as a result of the higher sales revenues discussed above; but we were more profitable primarily because of certain higher margin sales activities in our national accounts group in Australia and in our retail operations in New Zealand, as well as procurement cost improvements at both operating segments. Our gross profit percentage from sales revenues was 26% in FY 2012 versus 24% in FY 2011.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses aggregately increased by $9.5 million to $64.6 million during FY 2012 from $55.1 million during FY 2011 to support the increased business activity, but decreased slightly as a percentage of revenues to 41% in FY 2012 from 42% in FY 2011.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.2 million to $14.1 million in FY 2012 from $14.3 million in FY 2011.

Interest Expense. Interest expense of $8.9 million in FY 2012 was $4.6 million lower than the $13.5 million in FY 2011. This was comprised of a decrease of $4.1 million at Royal Wolf and $0.5 million in the United States, primarily because of the lower average borrowings in FY 2012 as compared to FY 2011. In addition, the weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 8.0% in FY 2012 was lower than the 11.0% in FY 2011. However, in the United States the lower average borrowings in FY 2012 as compared to FY 2011 was offset somewhat by the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 6.3% in FY 2012 being higher than the 6.1% in FY 2011.

Foreign Currency Exchange. Prior to May 31, 2011, we had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. At May 31, 2011, the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf was fully repaid in conjunction with the Royal Wolf IPO. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $1.0311 U.S. dollar at March 31, 2011. As a result, in FY 2011, net unrealized and realized foreign exchange gains totaled $4.5 million and $0.5 million, respectively. In addition, net unrealized losses on forward currency exchange contracts totaled $0.4 million. The currency exchange rate of one Australian dollar at June 30, 2011 was $1.0597 U.S. dollar compared to $1.0387 U.S. dollar at March 31, 2012. In FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.4 million) and $0.9 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.3 million.

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

Noncontrolling Interest. Noncontrolling interest represented Bison Capital’s 13.8% interest in Royal Wolf until the Royal Wolf IPO at May 31, 2011. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In FY 2012, noncontrolling interest was a charge of $4.8 million, reflecting the profitability of Royal Wolf in FY 2012, as compared to a $3.4 million charge in FY 2011. In FY 2011, the noncontrolling interest reflected the accretion of the redemption value of the Bison Capital put option and reference is made to the “Liquidity and Financial Condition” section and Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of the satisfaction of the Bison Capital put option in conjunction with the Royal Wolf IPO.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $2.3 million FY 2012, as compared to a net loss of $1.2 million in FY 2011, an increase of $3.5 million, primarily the result of increased profitability in both operating segments and lower interest expense, net of the related tax effects, offset somewhat by the recognition of a lower foreign currency exchange gain, net of related tax effect, and a higher noncontrolling interest charge in FY 2012 versus FY 2011.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2011	2012	2011	2012
Net income (loss)	$(196)	$3,307	$2,341	$7,176
Add (deduct) -
Provision for income taxes	(116)	2,029	1,425	4,401
Foreign currency exchange gain and other	(108)	(576)	(4,573)	(899)
Interest expense	4,822	2,610	13,454	8,900
Interest income	(124)	(13)	(354)	(141)
Depreciation and amortization	4,720	4,904	14,252	14,144
Share-based compensation expense	212	234	581	654

Adjusted EBITDA	$9,210	$12,495	$27,126	$34,235

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

Liquidity and Financial Condition

Each of our two operating units, Royal Wolf and Pac Van, substantially fund their operations through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage. In addition, at GFN, we have a subordinated note payable to Laminar Direct Capital, L.L.C. (“Laminar”) and had a credit facility with Union Bank that expired in April 2012.

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

Over the two fiscal years prior to FY 2012, we undertook various capital events to improve our liquidity and leverage, the most significant of which are as follows:

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

2. Prior to July 16, 2010, Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent, and a $25,000,000 senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). On July 16, 2010, we entered into several agreements relating to: (a) an $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association and Union Bank (the “PNC Credit Facility”); and (b) a $15,000,000 senior subordinated note issued by GFN to Laminar (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and our rights offering (see above) were used to, among other things, prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV.

3. On May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. As a result of the IPO, GFN U.S. received 50,198,526 of the 100,387,052 shares of new capital stock, thereby retaining a controlling interest. We used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities, as well as fully repay the subordinated notes held by Bison Capital. Simultaneously, we also satisfied the Bison Capital put option to acquire the 13.8% of GFN U.S. previously owned by Bison Capital. We own 100% of GFN U.S. and, thereby, a majority of Royal Wolf.

Royal Wolf has an approximately $114,257,000 (AUS$110,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ” and the “ANZ Credit Facility”). The ANZ Credit Facility, as amended, matures on June 30, 2014 and is comprised of, among other things, a working capital sub-facility (primarily for receivable financing) and a revolving sub-facility (primarily for lease fleet purchases and acquisitions).

Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

As of March 31, 2012, our required principal and other obligations payments for the twelve months ending March 31, 2013 and the subsequent three fiscal years are as follows (in thousands):

	Twelve Months Ending March 31,
	2013	2014	2015	2016
ANZ Credit Facility (a)	$7,766	$939	$83,580	$210
PNC Credit Facility (b)	62,754	—	—	—
Laminar Note (c)	—	15,000	—	—
Other	505	738	56	—

	$71,025	$16,677	$83,636	$210

(a)	Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ Credit Facility in June 2014.
(b)	Scheduled to mature in January 2013; but we believe that we will be able to, at least, extend the maturity date.
(c)	Scheduled to mature in July 2013.

As a result of our actions, we have significantly improved our financial position, particularly in the Asia-Pacific area, and intend to continue utilizing our operating cash flow and borrowing capacity in that region to expanding our sale inventory and lease fleet through both capital expenditures and acquisitions. In the U.S., we intend to prudently expand our existing container lease fleet, explore investments in other container products and seek accretive acquisition opportunities.

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units, Royal Wolf and Pac-Van. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts and have an outstanding subordinated note with Laminar. Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,
	2011	2012
Net cash provided by operating activities	$22,465	$1,349

Net cash used in investing activities	$(18,665)	$(33,623)

Net cash provided by (used in) financing activities	$(6,796)	$34,670

Operating activities. Our operations provided net cash flow of $1.3 million during FY 2012, a decrease of $21.2 million from the $22.5 million provided during FY 2011. Though the net income of $7.2 million in FY 2012 was higher by $4.9 million from net income of $2.3 million in FY 2011, our operating cash flows were reduced by $19.6 million from the management of operating assets and liabilities in FY 2012, as compared to increasing by $11.8 million in FY 2011, primarily as a result of increased investments in container sale inventory in the Asia-Pacific area and higher levels of trade and other receivables due to the significantly increased revenues at both operating segments in FY 2012 versus FY 2011. In both periods, operating cash flows benefitted from the deferral of income taxes, $3.9 million in FY 2012 and $1.1 million in FY 2011. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2012 and FY 2011, operating cash flows were enhanced by non-cash adjustments of depreciation and amortization on fixed and intangible assets of over $14.1 million. In FY 2011, however, these items were substantially offset by reductions to operating cash flows of $4.5 million for net unrealized gains from foreign exchange and derivative instruments (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, operating cash flows were reduced by gains on the sales of lease fleet totaling $5.7 million in FY 2012 and $3.9 million in FY 2011.

Investing Activities. Net cash used by investing activities was $33.6 million during FY 2012, as compared to $18.7 million being used during FY 2011. Purchases of property, plant and equipment, or rolling stock, were approximately $2.1 million in FY 2012 and $2.6 million in FY 2011; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $31.7 million in FY 2012 and $15.3 million in FY 2011. Although the increase in FY 2012 capital expenditures from FY 2011 was primarily for the container lease fleet in the Asia-Pacific area as a result of additional business from its strong economy, we also increased container capital expenditures in the United States in order to diversify our domestic lease fleet from mobile offices and modular units, which sales and leasing activities are significantly influenced by the cyclical construction-related industries. However, the amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to a certain amount of containers, if offered to us (see Note 8 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided by financing activities was $34.7 million during FY 2012, as compared to $6.8 million being used during FY 2011. In FY 2012, we borrowed a net $37.0 million on our existing credit facilities, as compared to reducing our outstanding borrowings in FY 2011 by a net $6.2 million, in order to fund our increasing investment in container sale inventory and lease fleet. Also in FY 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.035 per RWH share payable to shareholders of record on March 20, 2012. The total dividend amount was transferred to Royal Wolf’s registrar and transfer agent on behalf of all the Royal Wolf shareholders prior to March 31, 2012, with $1.8 million representing the amount of the dividend pertaining to the noncontrolling interest. In FY 2011, we incurred deferred financing costs of $1.3 million during the July 2010 refinancing at Pac-Van (see “Liquidity and Financial Condition” above).

Asset Management

Receivables and inventories (including foreign translation effect) were $35.1 million and $36.5 million at March 31, 2012 and $30.5 million and $20.9 million at June 30, 2011, respectively. Inventory levels have increased primarily in the Asia-Pacific area to meet the increasing demand there and the higher levels of trade and other receivables reflect the significantly increased revenues at both operating segments. Effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. At March 31, 2012, days sales outstanding (“DSO”) in trade receivables were 42 days and 56 days for Royal Wolf and Pac-Van, as compared to 42 days and 49 days at June 30, 2011, respectively.

The net book value of our total lease fleet increased (including foreign translation effect) from $220.1 million at June 30, 2011 to $247.3 million at March 31, 2012. At March 31, 2012, we had 47,321 units (18,546 units in retail operations in Australia, 9,475 units in national account group operations in Australia, 7,319 units in New Zealand, which are considered retail; and 11,981 units in the United States) in our lease fleet, as compared to 41,346 units (16,668 units in retail operations in Australia, 7,675 units in national account group operations in Australia, 5,827 units in New Zealand, which are considered retail; and 11,176 units in the United States) at June 30, 2011. At those dates, 37,866 units (15,257 units in retail operations in Australia, 7,181 units in national account group operations in Australia, 6,506 units in New Zealand, which are considered retail; and 8,922 units in the United States) and 33,876 units (14,030 units in retail operations in Australia, 5,814 units in national account group operations in Australia, 5,481 units in New Zealand, which are considered retail; and 8,551 units in the United States) were on lease, respectively.

In the United States, the lease fleet was comprised of 4,888 storage containers, 1,256 office containers, 4,848 mobile offices and 989 modular units at March 31, 2012; and 4,072 storage containers, 1,228 office containers, 4,885 mobile offices and 991 modular units at June 30, 2011. At those dates, in the United States, units on lease were comprised of 3,972 storage containers, 1,040 office containers, 3,163 mobile offices and 747 modular units; and 3,661 storage containers, 993 office containers, 3,095 mobile offices and 802 modular units, respectively

Off-Balance Sheet Arrangements

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We perform an annual impairment test on goodwill at June 30 using the two-step process required under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At March 31, 2012, there were no significant changes in events or circumstances that were not existing or considered at Royal Wolf or Pac-Van since the annual test at June 30, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item. 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2012	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Letter of Offer executed on March 15, 2012 by Australia and New Zealand Banking Group Limited, Royal Wolf Trading Australia Pty Limited, Royal Wolf Est Pty Ltd., Royal Wolf Holdings Limited, Royalwolf NZ Acquisition Co. Limited and Royalwolf Trading New Zealand Limited (incorporated by reference to Registrant’s Form 8-K filed March 20, 2012)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101*	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Equity, (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.