Form 10-K
period 2012-06-30
General Finance CORP
filed 2012-09-17
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2011 was approximately $43,924,000 based on a closing price of $3.22 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 22,026,631 shares of the Registrant’s Common Stock outstanding as of September 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2012 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as “Container King” (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf with cash and the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and a promissory note. Following the acquisition, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. On May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH and, simultaneously, acquired the 13.8% of GFN U.S. previously owned by Bison Capital. At the IPO date and at June 30, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and we an indirect) majority interest of 50.005%. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which we consider geographically to be the Asia-Pacific area.

On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary, GFNNA. Pac-Van leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” However, our business in the liquid containment industry commenced during the second half of the year ended June 30, 2012 (“FY 2012”) and was not significant at June 30, 2012. Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through seventeen customer service centers (“CSCs”) in Australia, seven CSCs in New Zealand and twenty-seven branch locations across eighteen states in the United States and in Alberta, Canada. As of June 30, 2012, we had 241 and 198 employees and 36,497 and 12,391 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Liquid Containment

Portable Liquid Storage Tank Containers. Portable liquid storage tank containers are often referred to as “frac tanks” or “frac tank containers” and are manufactured steel containers with fixed steel axles for transport and use in a variety of industries; including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment and waste management and landfill services. While there are a number of different sizes of tanks currently used in the market place, we are currently focusing on the more common 500-barrel capacity containers. Our products typically include features such as guardrails, safety stairways, multiple entry ways and a sloped bottom for easy cleaning, an epoxy lining, and various feed and drain lines.

ROYAL WOLF

Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Royal Wolf leases and sells storage container products through its 24 Customer Service Centers (“CSCs”) located in every state in Australia and in the North and South Islands of New Zealand. We believe Royal Wolf has the largest lease fleet of storage container products in Australia and New Zealand. Royal Wolf is the only portable container lease and sales company with CSCs in all major business centers in Australia and New Zealand and, as such, is the only storage container products company in Australia and New Zealand with a national infrastructure and work force. Royal Wolf has an experienced senior management team. Robert Allan, the chief executive officer of Royal Wolf, has 27 years of experience in the equipment leasing industry. The ten members of the senior management team of Royal Wolf have an average of over 16 years of experience in the equipment leasing industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.

Royal Wolf’s storage container products are used by a broad range of industries. Our storage container products provide secure, accessible temporary storage for a diverse client base of nearly 20,000 large and small customers who conduct business in industries that include mining, road and rail, construction, moving and storage, manufacturing, transportation, defense and in the support of small and medium-size entities (“SMEs”). Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods.

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

Generate Strong Internal Growth. We define internal growth as an increase in lease revenues on a year-over-year basis at our CSCs in operation for at least one year, without inclusion of leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of storage containers we lease from our existing branches to both new and repeat customers. Historically, we have been able to generate strong internal growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of mobile storage and differentiate our products from our competitors.

Leverage our Infrastructure through Acquisitions. Our branch network infrastructure covers a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing or acquired CSCs or adding new fleets allows us to more effectively leverage our infrastructure. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area. From September 2007 through June 2012, Royal Wolf completed seven acquisitions and, as a result of these acquisitions and organic growth, Royal Wolf’s lease fleet grew from approximately 17,000 units at September 30, 2007 to over 36,000 units as of June 30, 2012.

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

We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $241 million (AUS$237 million), with an estimated 60% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, leasing revenues will account for an increasing proportion of the total revenue.

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

Portable Container Buildings Market

The portable container buildings market in Australia was estimated to have generated revenue totaling $2,032 million (AUS$2,000 million) during FY 2012, of which approximately $762 million (AUS$750 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in May 2012.The portable buildings market consists of the following:

•	Engineering, construction and resources — approximately 27.5%.

•	Household — approximately 25%

•	Non-residential building construction — approximately 30%.

•	Recreation and holiday — approximately 10%.

•	Agriculture and export — approximately 7.5%

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

Freight Container Market

Based upon internal analysis, Royal Wolf’s management team estimates that the freight container market in Australia generates approximately $41 million (AUS $40 million) in aggregate annual lease and sales revenues. The rate of growth in this industry has been slow compared with the portable container storage and portable container buildings market, which reflects the relative maturity of this industry. Although there is potential for growth in the freight container market as more road and rail carriers recognize the efficiencies of containerization, Royal Wolf’s present strategy is to maintain rather than grow its container fleet in this sector. Competitors include Cronos and the SCF Group (Simply Containers).

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

Mobile Storage Containers. Royal Wolf leases and sells mobile storage containers, some of which are customized for specific customers, for on-site storage by customers. These customers include retail outlets and manufacturers, government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and the general public. Royal Wolf’s products include general purpose dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities. There were 23,855 mobile storage containers in the lease fleet at June 30, 2012. The amount and percentage of Royal Wolf’s total sales and leasing revenues of mobile storage containers for FY 2012 were as follows ($ in millions):

	Dollars	Percentage
Sales	$66.4	83.5%
Leasing	40.8	65.3

Total revenues from mobile storage containers were 75% of Royal Wolf’s total revenues in FY 2012.

Portable Container Buildings. Royal Wolf also leases and sells portable container buildings as site offices and for temporary accommodations. Royal Wolf customizes mobile storage container buildings for some customers. Royal Wolf entered the portable building market in August 2005 with 20-foot and 40-foot portable buildings manufactured from steel container platforms which it markets to a subset of its mobile storage container customer base. There were 3,294 portable container buildings in the lease fleet at June 30, 2012. The amount and percentage of Royal Wolf’s total sales and leasing of portable container building revenues for FY 2012 were as follows ($ in millions):

	Dollars	Percentage
Sales	$10.9	13.7%
Leasing	11.2	17.9

Total revenues from portable container buildings were 16% of Royal Wolf’s total revenues in FY 2012.

Freight Containers. Royal Wolf leases and sells freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, freight forwarders, transport companies, rail freight operators and the Australian military. Royal Wolf’s freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-

specific dry freight containers. There were 9,348 freight containers in the lease fleet at June 30, 2012. The amount and percentage of Royal Wolf’s total sales and leasing of freight container revenues for FY 2012 were as follows ($ in millions):

	Dollars	Percentage
Sales	$2.2	2.8%
Leasing	10.5	16.8

Total revenues from freight containers were 9% of Royal Wolf’s total revenues in FY 2012.

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

Each of the following material suppliers was the source of two percent or more of Royal Wolf’s container purchases during FY 2012:

Suppliers	Type of Product Purchased	Percentage of Container Purchases
Nantong CIMC	New	10%
Singamas	New	6
World Container Traders	New	3
Flex-box	New	3
TAL International	New	2

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

In connection with a Business Sale Agreement dated November 14, 2007, as amended, with GE SeaCo Australia Pty Ltd. and GE SeaCo SRL (collectively “GE SeaCo”), Royal Wolf entered in a preferred supply agreement with GE SeaCo. Under the preferred supply agreement, GE SeaCo agreed to sell to Royal Wolf, and Royal Wolf has agreed to purchase, all of GE SeaCo’s containers that GE SeaCo determines to sell, up to a maximum of 2,500 containers each year. The purchase price for the containers will be based on their condition and is specified in the agreement, subject to annual adjustment. In addition, Royal Wolf received a right of first refusal to purchase any additional containers that GE SeaCo desires to sell in Australia, New Zealand and Papua New Guinea. Either party may terminate the agreement upon no less than 90 days’ prior notice at any time after November 15, 2012. Approximately 335 units were purchased under this contract during FY 2012.

CSC Network

Royal Wolf leases and sells its storage container products from an Australia and New Zealand network of 24 CSCs, the largest branch network of any storage container company in Australia and New Zealand. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force. A typical Royal Wolf CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand. The following map shows Royal Wolf’s existing CSC locations at June 30, 2012:

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

Except for the Auckland, New Zealand self-storage and regional office site, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of up to 15 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties. Reference is made to “Item. 2 – Properties” for a more detailed description of our leased facilities.

Customers

Royal Wolf has a broad base of nearly 20,000 active customers, with no customer constituting more than 2% of our annual revenue for FY 2012. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the disparity of Royal Wolf’s customer base reduces the business exposure to a significant downturn in any particular industry.

Royal Wolf provides its customers a solutions-oriented approach, with high reliability in equipment quality and supply, with prompt and efficient delivery and pick-up, and with superior service and product knowledge. This is supported by a highly responsive national marketing team, in-house finance, and control and engineering expertise and nationally linked fleet management and accounting systems. Royal Wolf is the largest and only truly national supplier of container products in Australia and New Zealand, and the only container company with the scale and capacity to service a full range of customers; from small local accounts right through to the largest national businesses. Royal Wolf’s diverse customer base is depicted in the following chart for FY 2012:

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

Employees

As of June 30, 2012, Royal Wolf employed 241 full-time employees in the following major categories:

Senior and CSC management	18
Corporate staff	20
Sales and marketing	73
CSC operations and administration	130

None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.

PAC-VAN

Pac-Van leases and sells storage, office and portable liquid storage tank containers, mobile offices and modular buildings to customers throughout a number of industries in North America through its branch network of 27 locations in both the United State and Canada. The senior management team has extensive experience in the industry and with Pac-Van.

Pac-Van competes in the mobile storage, modular space, and liquid containment industries. Mobile storage generally includes providing customers with secure, temporary storage at their site locations. Modular space includes mobile offices and modular buildings and involves the rental and sales of factory built structures and the delivery and installation of the equipment at customer properties. Liquid containment generally includes providing tank containers to store various liquids in a number of environmental and industrial applications. All of the Company’s products service a broad range of industries, including construction, services, retail, manufacturing, transportation, mining and energy and government.

Pac-Van is pursuing a business strategy focused on investing in primarily the container lease fleet, expanding the branch network, growing leasing revenues, maintaining disciplined cost controls, managing indebtedness and completing accretive acquisitions, as follows:

Investing in the Container Lease Fleet. We will emphasize fleet growth of our higher return products, particularly storage and office containers. In addition, we will continue to pursue the introduction of specialty container products that can attain long lease durations and high leasing margins. We expect to drive a portion of our growth from opportunities beyond our traditional products and markets. In FY 2012, we expanded our product line to include portable liquid storage tank containers.

Growing Leasing Revenues. We are emphasizing programs and initiatives to grow leasing revenues, not only from container products, but also from our idle mobile office and modular building fleet. This should generate higher margins as there are limited incremental costs related to leasing our existing product lines.

Disciplined Cost Controls. Pac-Van’s size and experience permits it to adjust more rapidly to changing market conditions than many of its larger competitors. These attributes enable Pac-Van to better control capital expenditures and other spending and maintain more disciplined cost controls than competitors whose cost structures include large payrolls and large investments in outdated product classes.

Managing Indebtedness. We continue to focus on managing the debt level of Pac-Van while also investing in growing product lines and markets. We believe this emphasis on the capital structure will provide great flexibility in the future and will position Pac-Van to capture future growth opportunities. In recovering economic cycles, such as we are experiencing in the United States, the Company focuses on optimizing lease fleet investment, utilization, and collections to achieve this objective.

Accretive Acquisitions. Pac-Van pursues acquisitions that are both accretive and have strong growth products. These acquisitions, especially “tuck in” acquisitions, allow Pac-Van to leverage the fixed costs of its branch offices with additional lease fleet that deliver scale and increased profitability. In FY 2012, we made an acquisition to open our first branch in Canada.

Industry Overview

Pac-Van competes in three different, but related, sectors of the portable services industry, mobile storage, modular space, and liquid containment industries.

Mobile Storage Container Market

Mobile Storage is used primarily by businesses for secure, temporary storage at the customer’s location and offers customers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at a fixed-site self-storage facility. A broad range of industries, including construction, industrial, commercial, services, retail, and government utilize mobile storage equipment to meet both their short-term and permanent storage needs. Although Pac-Van is not aware of any published estimates, Pac-Van believes the mobile storage industry is growing due to an increasing awareness of its convenience and cost benefits. The mobile storage industry is highly fragmented, with numerous participants in local markets leasing and selling storage containers, storage trailers and other storage structures.

Pac-Van believes that participants in its industry compete on the basis of customer relationships, price, service, delivery speed and breadth and quality of equipment offered. In every area Pac-Van serves, Pac-Van competes with multiple local, regional, and national portable storage providers. Some of Pac-Van’s competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Pac-Van’s largest competitors in the storage container and storage trailer markets in the U.S. are Mobile Mini, McGrath Rentals, Williams Scotsman, Allied Leasing, Haulaway, Eagle Leasing and National Trailer Storage.

Modular Space Market

Modular Space is used primarily by businesses to address either temporary or permanent space needs. We believe modular space delivers four core benefits: lower costs, flexibility, reusability and timely solutions. Modular buildings offer customers significant cost savings over permanent construction and can generally be installed quicker because site work and fabrication can take place concurrently. In addition, modular solutions are not site specific and can be configured in multiple ways to meet a variety of needs. Finally, modular buildings are reusable and will generally serve a wide variety of users during their life span. We believe this characteristic can be a key competitive advantage with the emphasis on green building. The Modular Building Institute, in its State of the Industry 2011 Annual Reports estimated that U.S. modular space industry dealers earned in excess of $5.0 billion in leasing and sales revenues in calendar year 2010. The industry has expanded rapidly over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown. We believe we are well-positioned to benefit from growth in the modular space industry.

The modular space industry is highly competitive. Pac-Van competes with service, quality, customer relationships and price. Pac-Van believes that its reputation for customer service and a wide selection of units allow it to compete effectively. However, Pac-Van’s largest North American competitors, ModSpace, Williams-Scotsman, and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include Acton Mobile, Vanguard Modular, and Satellite Shelters.

Liquid Containment Market

Customers use portable liquid storage tank containers or “frac tanks” or “frac tank containers” in environmental and industrial applications for storage of hazardous and non-hazardous liquids and semi-solids. The tanks are used by customers in a wide variety of industries, including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment and waste management and landfill services. Industry experts estimate that the rental industry in the United States for containment equipment generates approximately $1.5 billion of annual rental revenues. While this is a new product for us, we believe we can leverage our branch network, existing relationships, and operating philosophies to successfully compete in this industry. Furthermore our research indicates that many of the companies currently using containment solutions also use our portable storage and mobile offices products.

The liquid containment industry is highly competitive, consisting of national, regional and local companies. Some of our national competitors, notably BakerCorp, Rain For Rent, and Adler, are significantly larger than we are and may have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers and provide their products and services at lower rental rates. Pac-Van competes with these companies based upon product availability, product quality, price, service and reliability.

Business Attributes

Pac-Van is a recognized provider of modular buildings, mobile offices and container products on a national, regional and local basis in the United States. Pac-Van believes it possesses the following strengths:

Extensive Geographic Coverage. With growing lease fleet of over 12,000 units, Pac-Van is a national participant in the mobile storage, modular space, and liquid containment sectors. Pac-Van’s branch offices serve 17 of the 50 largest Metropolitan Statistical Areas, or MSAs, in the United States, and, with our Edmonton branch, we are able to serve the western provinces in Canada. Pac-Van serves a diverse base of national, regional and local customers. The size of Pac-Van’s fleet also allows Pac-Van to offer a wide selection of products to its customers and to achieve purchasing efficiencies.

Diversified Customer Base. Pac-Van has established strong relationships with a diverse customer base in the North America., ranging from large companies with a national presence to small local businesses. During FY 2012, Pac-Van leased or sold its equipment to approximately 8,100 customers. In FY 2012, Pac-Van’s largest customer accounted for slightly less than 10% of its total revenues and Pac-Van’s top ten customers accounted for approximately 22% of its total revenues. These results were unusually high to a large single contract that accounted for approximately $6.5 million in revenues. In the year ended June 30, 2011 (“FY 2011”), the largest customer accounted for 2% and the top ten customers accounted for 9% of total revenues, and we believe that these results are more indicative of our business. Pac-Van believes that the diversity of its business limits the impact on Pac-Van of changes in any given customer, geography or market.

Sales and Marketing Excellence. Pac-Van has implemented a centralized customer relationship management system that allows it to coordinate its sales and marketing efforts. Through its branch network, Pac-Van develops local market knowledge and strong customer relationships while the corporate based marketing group manages the company’s brand image, web presence, and lead generation programs. Pac-Van provides ongoing training to it sales team, monitors call quality and surveys it customer to ensure that customer interactions meet its standards. All of Pac-Van’s lease fleet carries signage reflecting its brand, important to the ongoing branding and name recognition in marketing its products

Focus On Customer Service and Support. Pac-Van’s operating infrastructure is designed to ensure that we consistently meet or exceed customer expectations. On the national and regional level, Pac-Van’s administrative support services and scalable management information systems enhance its service by enabling Pac-Van to access real-time information on product availability, customer reservations, customer usage history and rates. Pac-Van believes this focus on customer service attracts new and retains existing customers. In FY 2012, more than 85% of its lease and lease-related revenues were generated from customers who leased from Pac-Van in prior years.

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

Products and Services

Pac-Van provides a broad range of products to meet the needs of its customer base. These products include storage containers, office containers, mobile offices, modular buildings, and portable liquid storage tanks. The following provides a description of Pac-Van’s products:

Storage Containers. Storage containers also consist of domestic storage containers and include storage trailers. Storage containers vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers are steel units, which are generally eight feet wide and eight and one-half feet high; and, like at Royal Wolf, are built to ISO standards for carrying ocean cargo. Pac-Van purchases both new and used storage containers. Domestic storage containers are generally eight feet wide, ten feet high and come in lengths ranging from 40 to 53 feet. Storage trailers, which vary in size from 28 to 53 feet in length, have wheels and hitches and provide dock height storage. At June 30, 2012, there were 5,247 storage containers in Pac-Van’s lease fleet.

Container Offices. Container offices are storage containers that have been modified to include office space. Floor plans can be either all office space or a combination of office and storage space. The office space includes features similar to those found in mobile offices. Like storage storages, container offices typically come in lengths of 20 feet and 40 feet. Due to their construction, they provide greater security than traditional field offices, and since they sit at ground level they don’t require stairs for entry and exit. Container offices are oftentimes referred to as “GLOs” (ground level offices). At June 30, 2012, there were 1,272 container offices in Pac-Van’s lease fleet.

Mobile Offices. Sales and construction offices, also known as field offices, are factory built, single-unit structures that are relocatable and used primarily for temporary office space. These units are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Standard field offices come in 8, 10, 12, and 14 foot widths and range in size from approximately 160 square feet to 1,000 square feet. They include HVAC systems, lighting, electrical wiring, phone jacks, plan tables, shelving, and other features normally associated with basic office space. Sales offices typically come in 12 foot widths and provide 350 to 700 square feet. In addition to the basic amenities included in a field office, sales offices generally have wood siding, carpeting, high ceilings, custom windows, and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. All of Pac-Van’s mobile offices are built by an established network of manufacturing partners to standard specification, which may vary depending on regional preferences. In addition, Pac-Van builds these units to meet state building code requirements and generally obtains multi-state codes enabling the company to move equipment among its branch network to meet changing demand and supply conditions. At June 30, 2012, there were 4,825 mobile offices in Pac-Van’s lease fleet.

Modular Buildings. Modular buildings are factory-built, portable structures generally consisting of two or more floors and are used in a wide variety of applications, ranging from schools to restaurants to medical offices. Ranging in size from 1,000 to more than 30,000 square feet, the company’s modular buildings are constructed in many sizes and are usually designed to satisfy unique customer requirements. Like mobile offices, Pac-Van procures modular buildings from an established network of manufacturing partners to meet state building requirements, and generally obtains multiple state codes for each unit. As of June 30, 2012, there were 992 modular building units in Pac-Van’s lease fleet.

Portable Liquid Storage Tank Containers. Portable liquid storage tank containers or “frac tanks” or “frac tank containers” are manufactured steel containers with fixed steel axles for transport. While there are a number of different sizes of frac tanks currently used in the market place, we are currently focusing on the more common 500-barrel capacity. Our products typically include features such as guardrails, safety stairways, multiple entry ways and a sloped bottom for easy cleaning, an epoxy lining, and various feed and drain lines. Like mobile offices, Pac-Van procures frac tanks from an established network of manufacturing partners located throughout the United States. As of June 30, 2012, there were 55 portable liquid storage tank containers in Pac-Van’s lease fleet.

Delivery and Installation, Return and Dismantle, and Other Site Services. Pac-Van delivers and where necessary installs all four product lines directly to its customers’ premises. Installation services range from simple leveling for portable storage to complex seaming and joining for modular buildings. Pac-Van will also provide skirting and ramps as needed by the customer. Depending on the type of unit some states will also require tie downs and other features to secure the unit. Once a unit is on site at a customer location, Pac-Van’s site services include relocating the unit.

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

Pac-Van complements its core leasing business by selling either existing rental fleet assets or assets purchased specifically for resale. In FY 2012, management estimates that nearly 22% of the sales came from existing fleet units. The sale of lease fleet units has historically been a cost-effective method of replenishing and upgrading the lease fleet. As with the leasing business, Pac-Van provides additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, Pac-Van provides not only the underlying equipment but also a full range of ancillary services, such as a foundation, specialty interior finishes, and landscaping, necessary to make the equipment fully operational for the customer.

The following charts provide the mix of Pac-Van’s products in the lease fleet in both units and dollars at June 30, 2012:

Rental Fleet Units	Rental Fleet Dollars

Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. Pac-Van monitors fleet utilization at each branch. For FY 2012, average unit utilization of the lease fleet was approximately 75% on a gross dollar basis and 76% on a unit basis. While Pac-Van adjusts its pricing to respond to local market conditions, management believes that it generally achieves a rental rate equal to or above that of competitors because of the quality of Pac-Van’s products and its high level of customer service. As part of its leasing operations, Pac-Van sells used units from its rental fleet at fair market value or, to a much lesser extent, pursuant to pre-established lease purchase options included in the terms of its lease agreements. Due in part to an active fleet maintenance program, Pac-Van’s units maintain a substantial portion of their initial value which includes the cost of the units as well as costs of significant improvements made to the units.

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

Product Procurement and Capital Expenditures

Pac-Van closely monitors fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Generally, fleet purchases require corporate approval and must pass purchasing guidelines (primarily based on minimum return on investment requirements and utilization requirement). Pac-Van purchases storage equipment, modular and mobile offices, and portable liquid storage tanks from a network of third-party suppliers. The top three suppliers of units for FY 2012 represented approximately 46% of all fleet purchases and the top ten suppliers represented approximately 74% of all fleet purchases

Pac-Van can adjust capital expenditures to match business needs and prevailing economic conditions. Pac-Van does not generally enter into long-term purchase contracts with manufacturers and can modify its capital spending activities to correspond to market conditions.

We supplement our fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and will adjust its fleet spending patterns as favorable acquisition opportunities become available.

Fleet Maintenance

Ongoing maintenance to Pac-Van’s lease fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of its units. Pac-Van uses both in-house fleet technicians and third-party vendors to perform maintenance depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for mobile offices and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Major office repairs are sometimes outsourced. As with other product, the maintenance requirements for portable liquid storage tanks are fairly simple and generally include a thorough cleaning to eliminate any residual material (this cost is generally the responsibility of the customer) and inspection of the lining. Whether performed by Pac-Van or a third party, the cost of maintenance and repair of Pac-Van’s lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe that Pac-Van’s maintenance program ensures a high quality fleet.

Branch Network

The following map shows Pac-Van’s existing branch network as of June 30, 2012:

As a key element to its market strategy, Pac-Van maintains a network of 27 branch offices throughout the United States and Canada. This network enables it to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental, and lower freight costs which are typically paid by the customer. Pac-Van benefits because it is able to spread regional overhead and marketing costs over a larger lease base, redeploy units within its branch network to optimize utilization, discourage potential competitors by providing ample local supply and service local customers in a more cost efficient manner.

Branches are generally headed by a branch manager with profitability responsibility and are organized into four regions, which are managed by four regional vice presidents each with more than 10 years in the portable services industry. Management believes it is important to encourage employees to achieve specified revenue and profit levels and to provide a high level of service to customers. Regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance and, in some cases, sales commissions. Sales representatives compensation includes both base and commission elements.

Customers

Pac-Van has established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietors. During FY 2012, Pac-Van provided its portable storage, mobile office, modular building, and portable liquid storage tank products to a diversified base of approximately 8,100 national, regional and local companies in a variety of industries including construction, industrial, manufacturing, mining and energy, education, service, and government sectors.

In FY 2012, Pac-Van generated 59% of its revenues from leasing and 41% of its revenues from sales. Despite growth of approximately $3.4 million or 9%, leasing revenues at 59% of total revenues in FY 2012 were lower than in the past due to the impact of one large sale which was approximately $6.5 million. Reference is made to “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion of this one large sale. In FY 2011 and the year ended June 30, 2010, leasing accounted for 68% and 65% of total revenues, respectively. Management expects leasing revenues to account for larger portion of total revenue in future periods. Pac-Van’s largest leasing customer accounted for approximately 5% of total leasing revenues and its top ten customers accounted for approximately 11% of its total leasing revenues. The following chart shows the percentage of revenues generated by different industries in FY 2012 for both leasing and sales.

Construction. Construction customers include a diverse group of contractors and subcontractors who work on commercial and residential projects. This customer base includes general contractors, mechanical contractors, plumbers, electricians and roofers. In FY 2012, revenue generated from construction customers was 33% of total revenues, a decrease from 35% in FY 2011. Contractors typically use Pac-Van’s products to provide on-site office facilities and to securely store construction materials and supplies at construction sites. Nevertheless, Pac-Van believes the majority of its lease and lease-related revenue is derived from the commercial construction market. Demand from Pac-Van’s construction customers tends to be higher in the second and third calendar quarters when the weather is warmer, particularly in the central and northern United States.

Services. Service customers include businesses that provide medical care or veterinary services, entertainment companies including those conducting sporting events, religious institutions, other than for their classroom needs and equipment leasing companies that sublease Pac-Van’s equipment. These customers may use any or all of Pac-Van’s products and services.

Retail. Retail customers include both large national chains and small local stores. These customers typically lease storage containers and storage trailers to store excess inventory and supplies. Retail customers also use Pac-Van’s storage products during store remodeling or refurbishment. Demand from these customers can be seasonal and tends to peak just prior to the winter holidays.

Industrial. Industrial and manufacturing customers include a broad array of manufacturers, water, refuse, recycling, and bottling companies. They generally lease storage containers and storage trailers to store both inventory and raw materials. They lease mobile offices and modular buildings for extra office space, cafeterias, changing rooms and other interior space needs. These customers use portable liquid storage tanks to store chemicals, waters, and other fluids.

Mining and Energy. Mining and energy customers include a broad array of businesses, including oil refineries, petrochemical refineries, power plants, oil and natural gas exploration, and alternative energy companies. They generally lease storage containers and storage trailers to store equipment both inventory and raw materials. They lease mobile offices and modular buildings for temporary on site extra office space, cafeterias, changing rooms and other space needs. Frac tank containers are leased in to aid in the fracturing, capturing, and processing of natural gas and oil.

Commercial. The commercial customer segment includes a wide variety of businesses, but excludes businesses that have customers who shop at their location. These customers may use Pac-Van’s modular products as their place of business, Pac-Van’s mobile offices as supplemental office space and Pac-Van’s storage products to store their inventory, goods or supplies.

Government. Government customers include correctional institutions, fire departments as well as the U.S. military. These customers generally lease storage containers and storage trailers to safeguard materials used in their day-to-day operations and various government projects. They lease mobile offices and modular buildings for classrooms, training offices and general office space.

Education. The education customer segment includes both public and private schools and day care facilities, and includes classroom space for religious institutions. Pac-Van provides space to this customer group ranging from entire school facilities to supplemental classroom space, to portable storage equipment for storing athletic gear.

Sales and Marketing

As of June 30, 2012, Pac-Van’s sales and marketing team consisted of 32 employees. The 19 branch managers also play a critical role in Pac-Van’s sales and marketing programs. Members of Pac-Van’s sales group act as its primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. The sales team is responsible for developing and managing local relationships, as well as making both inbound and outbound calls. The sales team assists customers define and understand their space needs, assesses potential opportunities, quotes deals, closes transactions and obtains the necessary documentation. Upon completing a lease or a sale the sales team works closely with the local branch operations team to ensure that Pac-Van is able to meet or exceed customer expectations. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers.

Pac-Van’s marketing group is primarily responsible for coordinating direct mail, Internet marketing and other advertising campaigns, producing company literature, creating promotional sales tools and managing its customer relationship management system. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers. Pac-Van’s marketing programs emphasize product quality, service capabilities, the cost-savings and convenience of using its products versus constructing temporary or permanent offices or storage facilities. Pac-Van markets its services through a number of promotional vehicles, including the Internet, Yellow Pages, prominent branding of its equipment, telemarketing, targeted mailings, trade shows and limited advertising in publications.

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

Employees

As of June 30, 2012, Pac-Van had 194 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

Senior and branch management	26
Corporate staff	24
Sales and marketing	32
Branch operations and administration	112

In addition, at June 30, 2012, we have four full-time employees at our GFN corporate office in Pasadena, California.

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

Pac-Van owns a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space ®.” We have also applied for and are awaiting final confirmation on “Expect More. We’ll Deliver” and “Container King”. Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the United States will last indefinitely as long as Pac-Van continues to use and maintain the trademarks and renew filings with the applicable governmental offices.

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

Executive Officers of the Registrant

The following information is provided as of June 30, 2012 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in “PART III — Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K, which incorporates by reference to our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No family relationship exists between any executive officer.

Name	Age	Position
Charles E. Barrantes	60	Executive Vice President and Chief Financial Officer
Christopher A. Wilson	45	General Counsel, Vice President and Secretary
Jeffrey A. Kluckman	51	Executive Vice President, Business Development
Robert Allan	56	Chief Executive Officer of Royal Wolf
Theodore Mourouzis	49	President and Chief Operating Officer of Pac-Van, Inc.

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

Christopher A. Wilson has served as our General Counsel, Vice President and Secretary since December 2007. Prior to joining us, Mr. Wilson was the general counsel and assistant secretary of Mobile Services Group, Inc. from February 2002 to December 2007. Mr. Wilson practiced corporate law as an associate at Paul, Hastings, Janofsky & Walker LLP from 1998 to February 2002. Mr. Wilson graduated with a B.A. from Duke University in 1989 and a J.D. from Loyola Law School of Los Angeles in 1993.

Jeffrey A. Kluckman became our Executive Vice President, Business Development in September 2011. Prior to joining us, among other things, he held the role of vice president of mergers and acquisitions for portable storage solutions provider Mobile Mini, Inc. (NASDAQ: MINI) and, earlier, similar positions with Mobile Storage Group, Inc., which was acquired by Mobile Mini in 2008, and RSC Equipment Rental, Inc. (NYSE: RRR). In his over 15-year background in the rental services sector, including the mobile storage, modular space and equipment rental industries, Mr. Kluckman successfully completed more than 110 transactions. Mr. Kluckman received an accounting degree from Northern Illinois University.

Robert Allan has served as the Chief Executive Officer of Royal Wolf since February 2006. Mr. Allan joined Royal Wolf in April 2004 as its Executive General Manager. From 2000 until joining Royal Wolf, he served as Group General Manager of IPS Logistics Pty Ltd, a shipping and logistics company. From 1997 until 2000, Mr. Allan was employed as a Regional Director of Triton Container International, the world’s largest lessor of marine cargo containers to the international shipping industry. Mr. Allan has more than 30 years of experience in the container leasing and logistics industries.

Theodore Mourouzis has served as the President of Pac-Van, Inc. since August 2006. He previously served as its Chief Operating Officer since 1999 and as its Vice President of Finance from 1997 until 1999. Prior to his employment with Pac-Van, Mr. Mourouzis, among other things, was a controller for a 3M joint venture, served four years in management consulting with Deloitte & Touche (focusing in operations and business process consulting), and was president of a picture framing distributor and the chief financial officer of its holding company. He received his undergraduate degree from Stanford University (in 1985) and a Masters of Business Administration from The Wharton School of the University of Pennsylvania (in 1991).

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

There continues to be global economic uncertainty, elevated levels of unemployment, reduced levels of economic activity, and it is uncertain as to when economic conditions will improve. These negative economic conditions in the markets where we operate, and other events or factors that adversely affect demand in the portable services industry, could continue to adversely affect our business. Though we have strengthened our efforts in collections and inventory control, continued worsening of conditions could adversely affect the collection of trade receivables on a timely basis, could result in additional reserves for uncollectible accounts and, in the event of continued contraction in container and modular unit sales and leasing, could lead to a build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows. In addition, fluctuations in the rates of exchange for the U.S. dollar against the Australian, New Zealand and Canadian dollars could significantly affect our results of operations through lower than anticipated reported revenues and profitability as a result of the translation of our foreign operations’ financial results into U.S. dollars.

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

There were no events of default under the covenants of our senior credit facilities at June 30, 2012. While we believe we will remain in compliance with covenants in the foreseeable future and that our relationships with our senior lenders are good, there is no assurance our lenders would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.

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

As a result of our acquisitions of Royal Wolf, Pac-Van and other smaller businesses, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and instead we review goodwill, as well as intangible assets, at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and stockholders’ equity. At each yearend of the two fiscal years prior to June 30, 2012, we recognized an impairment charge to the goodwill recorded in the Pac-Van acquisition. At June 30, 2012, there was no impairment charge recorded, but future write-downs may be occur if conditions, such as those discussed above, would adversely impair our operations.

Reference is made to Note 2 of Notes to Consolidated Financial Statements for more information regarding goodwill and intangible assets.

Future acquisitions of businesses could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

We intend to pursue acquisition opportunities in an effort to diversify our investments and grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the acquired business’ operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors.

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

We cannot ascertain the availability of businesses to acquire, nor the capital requirements for future transactions. We cannot assure that, if required, additional financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular acquisition, we would be compelled to either restructure the transaction or abandon that particular acquisition. In addition, if we consummate a future acquisition, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may impact the continued development or growth of the target business.

Our long-term growth plan includes the expansion of operations into markets outside of the United States and the Asia-Pacific area. Such international expansion may not prove successful, and may divert significant capital, resources and management’s time and attention and adversely affect our on-going operations.

To date, we have conducted all of our business within North America and the Asia-Pacific area. However, we have intentions in the future to enter international markets, including possibly South America and the European markets, which will require substantial amounts of management time and attention. Our products and overall marketing approach may not be accepted in other markets to the extent needed to make our international expansion profitable. In addition, the additional demands on management from these activities may detract from our efforts in our current markets and adversely affect our operating results therein. Any international expansion will expose us to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and difficulties collecting accounts receivable.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At June 30, 2012, there were 74,042,748 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options issued under our Stock Incentive Plan (see Note 9 of Notes to Consolidated Financial Statements). If we seek to consummate future business combinations, we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete the other business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

We are subject to laws and governmental regulations and actions that affect our operating results and financial condition.

Our business is subject to regulation and taxation under a wide variety of foreign and U.S. federal, state and local laws, regulations and policies including those imposed by the Securities and Exchange Commission, the Internal Revenue Service, the

Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and NASDAQ, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance, additional taxation and restatement of our financial statements.

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as recently adopted legislation that expands health care coverage costs, or facilitates union activity or federal legislative proposals to otherwise increase taxation and operating costs.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by container products, mobile offices or modular units leased or sold by us; (ii) accidents involving our vehicles and our employees; (iii) employment-related claims; (iv) property damage and (v) commercial claims. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits.

In addition, we may be exposed to uninsured liability at levels in excess of our policy limits. If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carrier may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all. In addition, whether we are covered by insurance or not, certain claims may have the potential for negative publicity surrounding such claims, which may adversely impact our operating results, value of our public securities, or give rise to additional similar claims being filed.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner.

The delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

At June 30, 2012, we had outstanding options and warrants to purchase 3,937,287 shares of common stock. The potential for the issuance of substantial numbers of additional shares of common stock upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Unionization by some or all of our employees could cause increases in operating costs.

Our employees are not presently covered by collective bargaining agreements. Unions may attempt to organize our employees in the future. We are unable to predict the outcome of any continuing or future efforts to organize our employees, the terms of any future labor agreements, or the effect, if any, those agreements might have on our operations or financial performance.

Significant Risks Related Primarily to Our Operations in the Asia-Pacific Area

The future performance of Royal Wolf depends on customer demand for portable container solutions as well as the expansion of the portable container solutions products market in Australia.

Any reduction in customer demand, failure of customer demand to grow, or failure of Royal Wolf to meet changes in customer demand or preferences may adversely affect Royal Wolf’s businesses, operational performance, growth prospects and financial position. Royal Wolf is also subject to demand fluctuations in key markets such as resources, construction, manufacturing, and retail.

The success and ability to drive future growth is dependent to a large extent on brand reputation.

Royal Wolf believes its brand reputation is a key driver in its success and its ability to drive future growth. Any adverse change to the reputation of Royal Wolf may adversely affect the Company’s businesses, operational performance and financial condition. Royal Wolf owns the trademark and license for the name “Royal Wolf” in Australia, New Zealand and surrounding islands in the Asia-Pacific region. There is a risk that use of the “Royal Wolf” brand by third parties in jurisdictions in which Royal Wolf does not own the trademark may adversely impact the Royal Wolf brand.

Royal Wolf’s ability to achieve its long-term business strategy is dependent to a certain extent on its supply chain and purchasing.

Royal Wolf’s long-term business strategy assumes a certain level of growth in Australian and New Zealand demand for container based solutions. Royal Wolf’s ability to meet this demand is dependent, to a certain extent, on the ability of Royal Wolf to purchase storage containers economically and on an on-time basis. Historically, Royal Wolf has successfully worked with shipping lines and international container leasing companies to purchase used containers, and with manufacturers and brokers, including in China, to purchase new containers, but there can be no guarantee of this in the future. Changes to shipping line practices with respect to used containers, and adverse changes in trade practices, regulations and relations between Australia and its trading partners, including China, could adversely impact Royal Wolf’s ability to purchase containers or impact the price at which Royal Wolf is able to purchase containers.

Historically, Royal Wolf has relied on internal supply chain and sourcing arrangements, international suppliers and the logistics industry to relocate containers. Changes to these arrangements, constraints on the supply chain, failure of suppliers to deliver or deliver in a timely manner, or material increases in the price of new or used containers could have an adverse impact on Royal Wolf’s business, operational performance, profit margins and financial results.

Royal Wolf’s expansion plans involve an element of risk and could strain management resources.

Royal Wolf intends to pursue a growth strategy involving organic and non-organic growth. There is a no guarantee that such growth will occur or be successful. Royal Wolf may incur significant capital expenditure in connection with expansion plans that may not be realized or may not deliver the earnings that are expected. In addition, Royal Wolf’s expansion plans may, in the future, give rise to risks or problems, including the diversion of management’s attention and resources, which may have a materially adverse impact on the performance of Royal Wolf. Limitations on Royal Wolf’s growth and expansion, or materially adverse changes arising from expansion plans, may affect the operating and financial performance of Royal Wolf.

Failure to retain key personnel could adversely affect Royal Wolf’s ability to execute its business strategy.

The successful operation and growth of Royal Wolf depends, to a significant extent, upon the performance and expertise of key staff and Royal Wolf’s ability to attract and retain skilled employees. Changes that adversely affect Royal Wolf’s ability to attract and retain skilled employees could materially impact Royal Wolf’s business, operational performance and financial results. Additionally, Royal Wolf does not maintain key person insurance, and as such may be adversely impacted by the departure of key staff.

Royal Wolf conducts its business in a highly competitive sector.

Royal Wolf’s faces competition in the portable buildings, freight and portable storage markets. Royal Wolf also faces potentially significant competition from modular industry companies who have non-container portable building offerings, especially from several national competitors in Australia who have greater financial resources and pricing flexibility than Royal Wolf. As a result, Royal Wolf is subject to potential entry by new domestic and foreign competitors and the provision of new products or services, aggressive pricing and lease rates offered by existing competitors. Royal Wolf may not always be able to match its competitors in service levels, functionality and price. The emergence of a new competitor with international reach, or increased focus on the rental model by existing competitors, particularly with an extensive distribution network, could have an adverse effect on Royal Wolf’s business, financial condition, results of operations and growth prospects. Also, continued service improvement by competitors may result in Royal Wolf’s customers using substitutes in place of some of Royal Wolf’s products. Royal Wolf may not always be able to match its competitors in both functionality and price, which could negatively impact Royal Wolf’s revenues. In addition, some of Royal Wolf’s unique products are the subject of patent applications only and there is no guarantee that those applications will become effective. If the patent applications do not become effective, there is a risk that Royal Wolf’s competitors could produce similar rival products, which may have an adverse effect on Royal Wolf.

Royal Wolf is subject to foreign exchange rate fluctuations.

Royal Wolf is subject to exchange rate fluctuations, particularly as it sources a substantial portion of its portable container solutions fleet from China in purchases, which are U.S. dollar-denominated. While Royal Wolf has a hedging policy to mitigate this risk, unhedged exchange rate fluctuations in the Australian dollar relative to the U.S. dollar and, to a lesser extent, the New Zealand dollar, may adversely affect the financial performance of Royal Wolf, including its financial position, cash flows, distributions, growth prospects, and Share price

Royal Wolf is subject to Australian and New Zealand taxation and tariff regulation.

Significant recent reforms and current proposals for further reforms to tax laws in the jurisdictions within which Royal Wolf operates may give rise to uncertainty. The precise scope and impact of future changes to tax laws may not be known. Royal Wolf is also subject to import tariffs with respect to the portable container products it sources from overseas. Any changes to such tax or tariff laws (including the imposition of, or increases to, such taxes or tariffs), their interpretation or the manner in which they are administered by the relevant government agency or the current rate of company income tax or import tariff may impact the operational or financial performance of Royal Wolf (or customers in its key end markets).

Royal wolf may face a tightening labor force and is subject to Occupational Health and Safety regulations.

Royal Wolf’s ability to remain productive, profitable and competitive and to effect its planned growth initiatives depends on its ability to attract and retain workers. Tightening of the labor market in key regions due to a shortage of suitably skilled workers may inhibit Royal Wolf’s ability to hire and retain employees. Additionally, rising wages paid to employees may pose a risk to Royal Wolf’s margins if it is unable to pass on such higher costs through price increases.

Royal Wolf is also subject to Occupational Health and Safety regulations. If Royal Wolf is not able to maintain its working conditions to meet Occupational Health and Safety regulations it may impact Royal Wolf’s operations and ability to attract and retain workers and also result in contravention of those regulations, which may give rise to potential criminal and civil liability and also damage Royal Wolf’s brand and reputation.

Significant Risks Related Primarily to Our Business and Operations in North America

General or localized economic downturns or weakness may adversely affect Pac-Van’s customers, in particular those in the construction industry, which may reduce demand for Pac-Van’s products and services and negatively impact our future revenues and results of operations.

A significant portion of Pac-Van’s revenues is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the construction industry, which constituted over 30% of Pac-Van’s revenues for the fiscal year ended June 30, 2012. Although the variety of Pac-Van’s products, the breadth of its customer base and the number of markets it serves throughout the United States limit its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Pac-Van’s products, especially in the construction industry, and negatively impact our future revenues and results of operations.

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

Historically, Pac-Van’s average monthly lease fleet utilization has averaged between 70% and 85%; with the typical lease term being for an average period of over twelve months. The high utilization rate and the length of the average lease have provided Pac-Van with a predictable revenue stream. However, if utilization rates decline or should a significant number of Pac-Van’s lease units be returned during any short period of time, Pac-Van would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Pac-Van’s failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations.

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

We may be brought into tort or environmental litigation or held responsible for cleanup of spills if the customer fails to perform, or an accident occurs in the use of our tank container products, which could materially adversely affect our business, future operating results or financial position.

Our portable liquid tank containers are used by our customers to store non-hazardous and certain hazardous liquids on the customer’s site. Our customers are responsible for proper operation of our fleet equipment while on lease and returning a cleaned and undamaged container upon completion of use, but we cannot always assure that these responsibilities are fully met in all cases. In addition, if an accident were to occur involving our lease equipment or a spill of substances were to occur when in-transport or on-lease with our customer, a claim could be made against us as owner of the lease equipment.

In the event of a spill or accident, we may be brought into a lawsuit or enforcement action by either our customer or a third party on numerous potential grounds, including that an inherent flaw in a container tank contributed to the accident or that the container tank had suffered some undiscovered harm from a previous customer’s prior use. In the event of a spill caused by our customers, we may be held responsible for cleanup under environmental laws and regulations concerning obligations of suppliers of rental products to effect remediation. In addition, applicable environmental laws and regulations may impose liability on us for conduct of third parties, or for actions that complied with applicable regulations when taken, regardless of negligence or fault. Substantial damage awards have also been made in certain jurisdictions against lessors of industrial equipment based upon claims of personal injury, property damage, and resource damage caused by the use of various products. While we try to take reasonable precautions that our lease equipment is in good and safe condition prior to lease and carry insurance to protect against certain risks of loss or accidents, liability could adversely impact our profitability.

The portable liquid containment rental industry is highly competitive, and competitive pressures could impair or ability to increase market share and to rent, or sell, equipment at favorable prices.

The portable liquid containment industry is highly competitive. We compete against national, regional and local companies, some of which are significantly larger than we are and both of which have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers.

We believe that local relationships, equipment quality, service levels and fleet size are key competitive factors in the portable liquid containment industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our future revenues and operating results by depressing the rental rates. To the extent we lower lease rates or increase our fleet in order to retain or increase market share, our operating margins would be adversely impacted. In addition, we may not be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our future operating results.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our portable liquid containment products.

We believe that in recent years growing demand related to hydraulic fracturing has increased and we have made a conscientious decision to enter into this market. However, oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our portable liquid containment products.

Seasonality of the portable liquid containment industry may impact future quarterly results.

Activity may decline in our second quarter month of December and our third quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, a company’s project. The impact of these delays may be to decrease the number of frac tank containers on lease until companies are able to resume their projects when weather improves. These seasonal factors may impact our future quarterly results in each year’s second and third quarters.

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

Pac-Van is managed largely by seven key senior managers. The continued success of Pac-Van will depend largely on the efforts and abilities of these senior managers. These officers and employees have an understanding of Pac-Van and its industry that cannot be readily duplicated. In addition, we do not have key-man insurance. The loss of any member of Pac-Van’s senior management team could impair our ability to execute our business plan and growth strategy, cause a loss of customers, reduce revenues and adversely affect employee morale.

Failure by Pac-Van’s manufacturers to sell and deliver products to Pac-Van in timely fashion may harm Pac-Van’s reputation and our financial condition.

Pac-Van currently purchases new modular buildings and components, mobile offices and container products directly from manufacturers. Although Pac-Van is not dependent on any one manufacturer and is able to purchase products from a variety of suppliers, the failure of one or more of its suppliers to timely manufacture and deliver storage containers to Pac-Van could adversely affect its operations. Pac-Van purchases new modular buildings and components, mobile offices and storage containers under purchase orders issued to various manufacturers, which the manufacturers may or may not accept or be able to fill. Pac-Van has no contracts with any supplier. If these suppliers do not timely fill Pac-Van’s purchase orders, or do not properly manufacture the ordered products, our reputation and financial condition also could be harmed.

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

Developments in California may have an adverse impact on our business and financial results.

We are headquartered and have operations in California, which like many other state and local jurisdictions is facing severe budgetary problems and deficits. Action that may be taken in response to these problems, such as increases in property taxes, changes to sales taxes, adoption of a proposed “Business Net Receipts Tax” or other governmental efforts to raise revenues could adversely impact our business and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of mobile storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of mobile storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and, except for the Auckland, New Zealand self-storage and regional office site, the CSCs are all leased.

The following table shows information about our CSCs and other properties by country (Australia and New Zealand) and we believe these properties are suitable and adequate for our needs:

Location	Functions/Uses	Year Established
Australia:
Adelaide	Leasing, on-site storage and sales	2006
Brisbane	Leasing, on-site storage and sales	2005
Brisbane (special products and modifications)	Leasing and modifications (not a CSC)	2008
Cairns	Leasing, on-site storage and sales	2004
Canberra	Leasing, on-site storage and sales	2007
Melbourne East — Clayton	Leasing, on-site storage and sales	1997
Melbourne West — Sunshine	Leasing, on-site storage and sales	2005
Darwin	Leasing, on-site storage and sales	2010
Geraldton	Leasing, on-site storage and sales	2007
Gold Coast	Leasing, on-site storage and sales	2005
Gosford — Central Coast	Leasing, on-site storage and sales	2009
Hobart	Leasing, on-site storage and sales	2008
Hornsby	Head office	1986
Sydney — Moorebank	Leasing, on-site storage and sales	2009
Sydney — St Marys	Leasing, on-site storage and sales	2011
Newcastle	Leasing, on-site storage and sales	2001
Perth North — Bayswater	Leasing, on-site storage and sales	2004
Perth South — Bibra Lakes	Leasing, on-site storage and sales	2006
Tomago (Newcastle)	On-site storage and sales (not a CSC)	2008
Townsville	Leasing, on-site storage and sales	2005
New Zealand:
Auckland-Ormiston Rd (owned)	Head office and on-site storage	2000
Auckland-East Tama	Leasing, on-site storage and sales	2005
Christchurch	Leasing, on-site storage and sales	2002
Hamilton	Leasing, on-site storage and sales	2010
New Plymouth (Palmerston North)	Leasing, on-site storage and sales	2012
Silverdale/Albany	Leasing, on-site storage and sales	2008
Tauranga/Bay of Plenty	Leasing, on-site storage and sales	2009
Wellington	Leasing, on-site storage and sales	2007

Except for the head office of Pac-Van, which we own, all of the locations in North America are leased. Most of Pac-Van’s major leased properties have remaining lease terms of at least one year, and we believe that none of the individual branch locations is material to our operations. We also believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our branches and other properties in North America:

Location	Functions/Uses	Year Established
United States:
Atlanta, GA	Leasing and sales	2008
Bakersfield, CA	Leasing and sales	2008
Charleston, WV	Fleet storage	2007
Charlotte, NC	Leasing and sales	2005
Chicago, IL	Leasing and sales	2005
Cincinnati, OH	Leasing and sales	2008
Cleveland, OH	Leasing and sales	2008
Columbus, OH	Leasing and sales	2005
Dallas, TX	Leasing and sales	2008
Denver, CO	Leasing and sales	2008
Elkhart, IN	Fleet storage	2009
Chino, CA	Leasing and sales	2008
Indianapolis, IN	Leasing and sales	1998
Indianapolis, IN (owned)	Head office	2011
Jacksonville, FL	Leasing and sales	2007
Kansas City, MO	Leasing and sales	2000
Las Vegas, NV	Leasing and sales	2006
Louisville, KY	Leasing and sales	2006
Memphis, TN	Leasing and sales	1999
Nashville, TN	Leasing and sales	2001
Orlando, FL	Leasing and sales	2006
Phoenix, AZ	Leasing and sales	2009
Pittsburgh, PA	Leasing and sales	2005
Salt Lake City, UT	Leasing and sales	2008
St. Louis, MO	Leasing and sales	2008
Toledo, OH	Leasing and sales	2008
Trenton, NJ	Leasing and sales	2009
Canada:
Edmonton, AB	Leasing and sales	2012

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Market (NASDAQ) under the symbol “GFN” and our units and warrants are listed on NASDAQ under the symbols “GFNCL” and GFNCZ,” respectively. The following tables set forth, for the periods indicated, the range of high and low closing sales prices for our common stock, units and warrants.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
Year Ended June 30, 2012:
Fourth Quarter	$3.35	$3.00	$3.22	$2.78	$0.25	$0.25
Third Quarter	3.39	2.66	2.89	2.48	0.00	0.00
Second Quarter	3.50	2.63	2.98	2.50	0.00	0.00
First Quarter	3.50	3.47	3.48	2.63	0.00	0.00

Year Ended June 30, 2011:
Fourth Quarter	$4.40	$2.80	$3.40	$2.61	$0.00	$0.00
Third Quarter	3.51	2.22	3.65	2.01	0.00	0.00
Second Quarter	4.00	1.50	2.60	1.30	0.00	0.00
First Quarter	2.70	1.50	1.28	1.01	0.00	0.00

Record Holders

As of July 31, 2012, there were a combined 77 holders of record of our common stock, units and warrants; however, we believe that there are thousands of beneficial owners.

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

Sales of Unregistered Securities

We conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”), and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”), in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.”

The Cumulative Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at our option. Holders of the Cumulative Preferred Stock are entitled to receive, when declared by our Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Cumulative Preferred Stock will have preference to holders of common stock, with the holders of the Series A Preferred Stock having preference over holders of the Series B Preferred Stock.

As of June 30, 2012, we had issued 25,900 shares and 173.333 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $173,333, respectively.

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans, the 2006 Stock Option Plan and the 2009 Stock Incentive Plan, as of June 30, 2012:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,843,664	$4.96	656,336
Equity compensation plans not approved by security holders	—	—	—

Total	1,843,664	$4.96	656,336

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the four years ended June 30, 2012 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2009	2010	2011	2012
Sales	$75,528	$79,207	$92,687	$108,341
Leasing	70,932	77,102	89,577	103,898

	146,460	156,309	182,264	212,239

Operating income	14,058	3,575	9,781	26,245
Other expense, net	(25,177)	(13,792)	(15,681)	(12,143)
Income (loss) before provision for income taxes	(11,119)	(10,217)	(5,900)	14,102
Net income (loss)	(6,745)	(8,956)	(8,858)	8,742

Net income (loss) per common share:
Basic	$(0.22)	$(0.64)	$(0.72)	$0.11
Diluted	(0.22)	(0.64)	(0.72)	0.11

Consolidated Balance Sheet Information:

	June 30,
	2009	2010	2011	2012
Trade and other receivables, net	$27,565	$27,449	$30,498	$35,443
Inventories	22,511	19,063	20,942	31,206
Lease fleet, net	188,915	188,410	220,095	259,458
Total assets	358,696	346,880	387,570	437,560

Trade payables and accrued liabilities	24,657	25,246	32,522	35,964
Senior and other debt	200,304	186,183	136,589	174,092
Total equity	103,174	101,734	191,892	193,997

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2012 and June 30, 2011. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2012:
Revenues	$52,793	$48,107	$56,154	$55,185
Gross profit	7,732	6,179	7,098	7,714
Operating income	6,657	5,423	7,357	6,808
Net income	2,751	1,118	3,307	1,566

Net income (loss) per common share:
Basic	$0.05	$0.00	$0.05	$0.01
Diluted	0.05	0.00	0.05	0.01

For the Fiscal Year Ended June 30, 2011:
Revenues	$43,465	$44,897	$43,322	$50,580
Gross profit	5,779	5,515	4,708	7,233
Operating income (loss) (a)(b)	3,670	4,345	4,278	(2,512)
Net income (loss) (c)	1,195	1,342	(196)	(11,199)

Net income (loss) per common share:
Basic	$0.03	$0.03	$(0.12)	$(0.67)
Diluted	0.03	0.03	(0.12)	(0.67)

(a)	Includes non-cash impairment charge to the goodwill recorded in the Pac-Van acquisition of $5,858 in the fourth quarter of FY 2011.
(b)	Includes non-recurring expenses incurred in the Royal Wolf IPO of $2,482 in the fourth quarter.
(c)	Includes noncontrolling interest charge of $3,413 in the fourth quarter, primarily due to the increased redemption value of the Bison Capital put option to the final accretion value of $17,634.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as “Container King” (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On September 13, 2007 (September 14 in Australia), we acquired Royal Wolf with cash and the issuance to Bison Capital Australia, L.P. (“Bison Capital”), one of the sellers, of shares of common stock of GFN U.S. and a promissory note. Following the acquisition, we owned 86.2% of the outstanding capital stock of GFN U.S. and Bison Capital owned 13.8% of the outstanding capital stock of GFN U.S. On May 31, 2011, we completed an IPO in Australia of a noncontrolling interest in RWH and, simultaneously, acquired the 13.8% of GFN U.S. previously owned by Bison Capital. At the IPO date and at June 30, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and we an indirect) majority interest of 50.005%. Royal Wolf leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which we consider geographically to be the Asia-Pacific area.

On October 1, 2008, we acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and our wholly-owned subsidiary, GFNNA. Pac-Van leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” However, our business in the liquid containment industry commenced during the second half of the year ended June 30, 2012 and was not significant at June 30, 2012. Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through seventeen customer service centers (“CSCs”) in Australia, seven CSCs in New Zealand and twenty-seven branch locations across eighteen states in the United States and in Alberta, Canada. As of June 30, 2012, we had 241 and 198 employees and 36,497 and 12,391 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Liquid Containment

Portable Liquid Storage Tank Containers. Portable liquid storage tank containers are often referred to as “frac tanks” or “frac tank containers” and are manufactured steel containers with fixed steel axles for transport and use in a variety of industries; including oil and gas exploration and field services, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminals services, wastewater treatment and waste management and landfill services. While there are a number of different sizes of tanks currently used in the market place, we are currently focusing on the more common 500-barrel capacity containers. Our products typically include features such as guardrails, safety stairways, multiple entry ways and a sloped bottom for easy cleaning, an epoxy lining, and various feed and drain lines.

Results of Operations

Year Ended June 30, 2012 (“FY 2012”) Compared to Year Ended June 30, 2011 (“FY 2011”)

The following compares our FY 2012 results of operations with our FY 2011 results of operations.

Revenues. Revenues increased 16% to $212.2 million in FY 2012 from $182.3 million in FY 2011. This consisted of an increase of $15.6 million, or 12%, in revenues at Royal Wolf and a $14.3 million increase, or 26%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 8% locally in Australian dollars. The average currency exchange rate of one Australian dollar during FY 2012 was $1.03272 U.S. dollar compared to $0.98939 U.S. dollar during FY 2011. The revenue increase at Royal Wolf was reflected in most of the sectors in which we do business in the Asia-Pacific area, but most significantly in the mining, building and construction, manufacturing, government and utilities sectors where revenues increased by approximately $13.6 million, or 10.8%, in FY 2012 from FY 2011.

Since the second half of our fiscal year ended June 30, 2009, the economic downturn, particularly in the construction-related industries, resulted in a significant reduction in our overall business in the United States. However, in FY 2012, revenues in this sector increased by $3.5 million from FY 2011. In addition, revenue increases in North America in FY 2012 over FY 2011 in the government-related, commercial, industrial, retail and mining and energy sectors totaling $13.2 million, more than offset a net decrease in primarily the education and services sectors of $2.4 million. FY 2012 revenues benefitted by the recognition of $6.5 million for modular unit revenues to one customer in the government-related sector in the United States. We believe these results are an indication that the North American markets where we conduct our business are generally stabilizing.

Sales and leasing revenues represented 51% and 49%, respectively, of total revenues in both FY 2012 and FY 2011.

Sales during FY 2012 amounted to $108.3 million, compared to $92.7 million during FY 2011; representing an increase of $15.6 million, or 17%. This included an increase of $4.7 million (primarily in the CSC retail operations), or 6%, in sales at Royal Wolf and a $10.9 million increase, or 61%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in sales revenues at Royal Wolf which showed an increase of 2% locally in Australian dollars. Sales increases of $7.1 million (primarily from higher average prices of $5.4 million and favorable foreign exchange translation effect of $2.7 million, offset somewhat by a decrease in unit sales of $1.0 million) in our CSC retail operations in FY 2012 versus FY 2011 were offset somewhat by a sales decrease of $2.4 million in our national accounts group (primarily from lower unit sales of $3.1 million, offset somewhat by increases in average prices of $0.3 million and a favorable foreign exchange translation effect of $0.4 million). In addition to the $6.5 million of sales revenues recognized from one customer for modular units in the government-related sector discussed above, the higher sales of $4.4 million at Pac-Van in FY 2012 from FY 2011 resulted primarily from $6.4 million of additional business in primarily the construction, commercial, government-related and mining and energy sectors, which more than offset the net reduction in the other sectors, primarily education and industrial, of $2.0 million. The higher sales at Pac-Van in FY 2012 from FY 2011 were effectively recognized across all product lines, which more than offset the reduction of $0.7 million in service revenues.

Leasing revenues during FY 2012 totaled $103.9 million, as compared to $89.6 million during FY 2011, representing an increase of $14.3 million, or 16%. Leasing revenues increased at Royal Wolf by $10.9 million, or 21%, and $3.4 million, or 9%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in FY 2012 versus FY 2011, caused a portion of the increase in total revenues at Royal Wolf which showed an increase of 16% locally in Australian dollars.

At Royal Wolf, average utilization in the retail operations was 87% during FY 2012 and 88 % during FY 2011; and average utilization in the national accounts group operations was 79% during FY 2012 and 80% during FY 2011. In FY 2012 and FY 2011, the overall average utilization was 84% and 85%, respectively; and the average monthly lease rate of containers was AUS$151 in FY 2012 and AUS$153 in FY 2011. Leasing revenues in FY 2012 increased primarily due to the average monthly number of units on lease being over 3,700 higher in FY 2012 as compared to FY 2011 driven by, among other things, demand for storage and accomodation units in New Zealand resulting from the Christchurch, New Zealand earthquake in June 2011. However, we believe the primary reasons we’re generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. This increase in volume more than offset the decline in our overall average lease rate at Royal Wolf, which was primarily due to, among other things, increased competitive pressures in certain regions in Australia. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 86%, 84%, 57%, 66% and 77% and average monthly lease rates were $102, $254, $1,327, $225 and $774 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2012; as compared to 87%, 74%, 0%, 63% and 75% and $96, $237, $0, $220 and $835 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2011, respectively. The average composite utilization rate in FY 2012 was 76%, as compared to 74% in FY 2011, and the composite average monthly number of units on lease was over 800 higher in FY 2012 as compared to FY 2011. The generally higher utilization and monthly lease rates resulted primarily from improved demand in the mining and energy, construction, commercial and retail sectors. However, the average monthly lease rate for modular units decreased in FY 2012 from FY 2011 reflecting the general pricing pressures in the markets served by this product line.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $10.1 million to $79.6 million during FY 2012 from $69.5 million during FY 2011 as a result of the higher sales revenues discussed above; but we were more profitable primarily because of certain higher margin sales activities in our national accounts group in Australia and in our retail operations in New Zealand, as well as procurement cost improvements at both operating segments. Our gross profit percentage from sales revenues was 27% in FY 2012 versus 25% in FY 2011.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses increased by $9.5 million to $87.5 million during FY 2012 from $78.0 million during FY 2011 to support the increased business activity, but decreased as a percentage of revenues to 41% in FY 2012 from 43% in FY 2011; primarily due to non-recurring expenses incurred in the Royal Wolf IPO in FY 2011 totaling $2.5 million.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.3 million to $18.9 million in FY 2012 from $19.2 million in FY 2011.

Interest Expense. Interest expense of $12.7 million in FY 2012 was $7.6 million lower than the $20.3 million in FY 2011. This was comprised of a decrease of $7.2 million at Royal Wolf and $0.4 million in North America, primarily because of the lower average borrowings in FY 2012 as compared to FY 2011. In addition, the weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 8.1% in FY 2012 was lower than the 12.0% in FY 2011. However, in North America the lower average borrowings in FY 2012 as compared to FY 2011 was offset somewhat by a slight increase in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 6.4% in FY 2012 versus 6.2% in FY 2011.

Foreign Currency Exchange. Prior to May 31, 2011, we had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which were remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in our reported results of operations, as well as any realized gains and losses from payments on such U.S. dollar-denominated debt and intercompany borrowings. At May 31, 2011, the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf was fully repaid in conjunction with the Royal Wolf IPO. The currency exchange rate of one Australian dollar at June 30, 2010 was $0.8567 U.S. dollar compared to $1.0597 U.S. dollar at June 30, 2011. The repayment of the U.S. dollar-denominated debt, including intercompany borrowings, at Royal Wolf in conjunction with the Royal Wolf IPO was the primary reason we recognized a net realized foreign exchange gain of $13.5 million in FY 2011. Also in FY 2011, net unrealized losses on foreign exchange and forward currency exchange contracts totaled $9.0 million and $0.4 million, respectively. The currency exchange rate of one Australian dollar at June 30, 2012 was $1.0161 U.S. dollar. In FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.7 million) and $0.9 million, respectively, and net unrealized gains on forward currency exchange contracts totaled $0.1 million.

Income Taxes. Our effective income tax rate was 38.0% in FY 2012, as compared to an effective tax rate of 50.1% in FY 2011 despite the pretax loss. The effective rate in FY 2012 is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes. The primary reason for a tax provision in FY 2011 versus a benefit was the Royal Wolf IPO, which triggered U.S. federal and state income taxes as a result of changing the tax status of Royal Wolf from an over 80% subsidiary treated as a “disregarded entity” (which effectively considered Royal Wolf a domestic subsidiary that was included in our consolidated income tax returns) to a majority-owned foreign corporation (which effectively excludes it from our consolidated income tax returns). Among other things, this change required us to increase, for tax purposes, the cost basis of Royal Wolf’s inventory to fair value, which resulted in a taxable gain of approximately $6.4 million. In addition, in FY 2011, the effective tax rate was impacted by the non-deductibility for U.S. federal income tax purposes of the goodwill impairment charge and the filing of tax returns in multiple U.S. states. These increases to the effective tax rate in FY 2011 were offset somewhat by the favorable income tax impact of the amortization of goodwill acquired in acquisitions made in the Asia-Pacific area; which, until the date of the Royal Wolf IPO, was deductible for U.S. income tax reporting purposes. Reference is made to Note 7 of Notes to the Consolidated Financial Statements for further discussion regarding income taxes.

Noncontrolling Interest. Noncontrolling interest represented Bison Capital’s 13.8% interest in Royal Wolf until the Royal Wolf IPO at May 31, 2011. Effective June 1, 2011, noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In FY 2012, the charge for noncontrolling interest was $6.1 million, reflecting the profitability of Royal Wolf in FY 2012, as compared to a $6.9 million charge in FY 2011. In FY 2011, the noncontrolling interest primarily reflected the accretion of the redemption value of the Bison Capital put option and reference is made to the “Liquidity and Financial Condition” section and Note 1 of Notes to Consolidated Financial Statements for further discussion of the satisfaction of the Bison Capital put option in conjunction with the Royal Wolf IPO.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $2.4 million FY 2012, as compared to a net loss of $15.9 million in FY 2011, an increase of $18.3 million; primarily the result of increased profitability in both operating segments, non-recurring expenses of $2.5 million incurred in FY 2011 as a result of the Royal Wolf IPO, but not incurred in FY 2012, and lower interest expense; offset somewhat by a lower foreign currency exchange gain and higher income tax provision in FY 2012 versus FY 2011.

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

Adjusted EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the adjustments in the presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present adjusted EBITDA because we consider it to be an important supplemental measure of our performance and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our

U.S. GAAP results and using adjusted EBITDA only supplementally. The following table shows our adjusted EBITDA and the reconciliation from net income (loss) (in thousands):

	Year Ended June 30,
	2011	2012
Net loss	$(8,858)	$8,742
Add —
Provision for income taxes	2,958	5,360
Foreign currency exchange gain and other	(4,125)	(443)
Interest expense	20,293	12,743
Interest income	(487)	(157)
Depreciation and amortization	19,165	18,924
Impairment of goodwill	5,858	—
Share-based compensation expense	693	901
Shares of RWH capital stock issued at IPO to Royal Wolf board of directors and executive management	369	—
Provision for shares of RWH capital stock to be purchased and awarded to Royal Wolf senior management team	802	—
Loyalty, past performance and successful IPO bonus to Royal Wolf executive and senior management team	1,311	—

Adjusted EBITDA	$37,979	$46,070

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

The economic downturn in the United States during our fiscal year ended June 30, 2009, particularly in the construction-related industries (where Pac-Van has currently over 30% of its business and historically has had over 40%), had an adverse impact on our operating results. To offset this adverse effect, we undertook cost-reduction and other measures to reduce our indebtedness and to strive to comply with financial loan covenants.

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

2. Prior to July 16, 2010, Pac-Van had a senior credit facility, as amended, with a syndicate of four financial institutions led by Bank of America, N.A. (“BOA”), as administrative and collateral agent, and a $25,000,000 senior subordinated secured note payable to SPV Capital Funding, L.L.C. (“SPV”). On July 16, 2010, we entered into several agreements relating to: (a) an $85,000,000 senior secured revolving credit facility at Pac-Van with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association and Union Bank (the

“PNC Credit Facility”); and (b) a $15,000,000 senior subordinated note issued by GFN to Laminar Direct Capital, L.L.C. (the “Laminar Note”). Borrowings under the PNC Credit Facility and proceeds from both the issuance of the Laminar Note and our rights offering (see above) were used to, among other things, prepay in full all borrowings under the BOA credit facility and the $25,000,000 senior subordinated secured note payable to SPV. In September 2012, the PNC Credit Facility was fully repaid by the entering of a new credit facility by Pac-Van (see below).

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

Royal Wolf has an approximately $111,771,000 (AUS$110,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ” and the “ANZ Credit Facility”). The ANZ Credit Facility, as amended, matures on June 30, 2014 and is comprised of, among other things, a working capital sub-facility (primarily for receivable financing) and a revolving sub-facility (primarily for lease fleet purchases and acquisitions).

On September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo Bank, National Association, that also includes HSBC Bank USA, NA, and the Private Bank and Trust Company (the “ New Pac-Van Credit Facility “). Under the New Pac-Van Credit Facility, Pac-Van may borrow up to $110,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. In connection with the New Pac-Van Credit Facility, all outstanding amounts due under the PNC Credit Facility and Laminar Note were fully repaid.

Reference is made to Notes 5 and 13 of Notes to Consolidated Financial Statements for further discussion of our senior and other debt.

As of June 30, 2012, our required principal and other obligations payments for the year ending June 30, 2013 and the subsequent three fiscal years are as follows (in thousands):

	Year Ending June 30,
	2013	2014	2015	2016
ANZ Credit Facility (a)	$7,770	$87,167	$367	$286
PNC Credit Facility (b)	—	—	—	—
Laminar Note (b)	—	—	—	—
Other	369	727	36	—

	$8,139	$87,894	$403	$286

(a)	Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ Credit Facility in June 2014.
(b)	Borrowings at June 30, 2012 were repaid in connection with the New Pac-Van Credit Facility, which matures in September 2017.

As a result of our actions, we have significantly improved our financial position and intend to continue utilizing our operating cash flow and borrowing capacity to expanding our container sale inventory and lease fleet through both capital expenditures and acquisitions.

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

	Year Ended June 30,
	2011	2012
Net cash provided by operating activities	$18,515	$15,185

Net cash used in investing activities	$(20,704)	$(53,249)

Net cash provided by (used in) financing activities	$3,963	$38,856

Operating activities. Our operations provided net cash flow of $15.2 million during FY 2012, a decrease of $3.3 million from the $18.5 million provided during FY 2011. Though the net income of $8.7 million in FY 2012 was higher by $17.6 million from net loss of $9.0 million in FY 2011, our operating cash flows were reduced by $12.3 million from the management of operating assets and liabilities in FY 2012, as compared to a reduction of $6.3 million in FY 2011, primarily as a result of increased investments in container sale inventory in the Asia-Pacific area and higher levels of trade and other receivables due to the significantly increased revenues at both operating segments in FY 2012 versus FY 2011. In addition, net unrealized losses from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which reduce operating results, but are non-cash add-backs for cash flow purposes, were $1.4 million in FY 2012 versus $8.7 million in FY 2011; and, in FY 2011, we recorded a non-cash impairment write-down of goodwill of $5.9 million (see Note 2 of Notes to Consolidated Financial Statements), which is also an add-back for cash flow purposes. In both periods, operating cash flows benefitted from the deferral of income taxes, $4.6 million in FY 2012 and $2.4 million in FY 2011. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2012 and FY 2011, operating cash flows were enhanced by non-cash adjustments of depreciation and amortization on fixed and intangible assets of $19.6 million in FY 2012 and $21.1 million in FY 2011; and were reduced by gains on the sales of lease fleet of $7.6 million in FY 2012 and $5.6 million in FY 2011.

Investing Activities. Net cash used by investing activities was $53.2 million during FY 2012, as compared to $20.7 million being used during FY 2011. Purchases of property, plant and equipment, or rolling stock, were approximately $3.2 million in FY 2012 and $3.8 million in FY 2011; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $45.4 million in FY 2012 and $16.1 million in FY 2011. Although the increase in FY 2012 capital expenditures from FY 2011 primarily resulted from container lease fleet purchases in the Asia-Pacific area, we also increased container capital expenditures in the United States in order to diversify our domestic lease fleet from mobile offices and modular units, which sales and leasing activities can be influenced by the cyclical construction-related industries. However, the amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to a certain amount of containers, if offered to us (see Note 10 of Notes to Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2012, we made two acquisitions, one in Canada and the other in New Zealand, totaling $4.6 million versus one acquisition, in two separate transactions, in the United States totaling $0.9 million (see Note 4 of Notes to Consolidated Financial Statements).

Financing Activities. Net cash provided by financing activities was $38.9 million during FY 2012, as compared to $4.0 million provided during FY 2011. In FY 2012, we borrowed a net $41.4 million on our existing credit facilities in order to fund our increasing investment in container sale inventory and lease fleet, as compared to reducing our outstanding borrowings in FY 2011 by a net $69.4 million. In FY 2011, we completed an IPO in Australia of a noncontrolling interest in Royal Wolf for net proceeds of $92.4 million (see “Liquidity and Financial Condition” above) and over $84.0 million of the net proceeds from the Royal Wolf IPO in FY 2011was used to reduce outstanding borrowings and to satisfy the Bison put option (see Note 10 of Notes to Consolidated Financial Statements). Also in FY 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.035 per RWH share payable to shareholders of record on March 20, 2012, with $1.8 million representing the amount of the dividend pertaining to the noncontrolling interest. In FY 2011, we incurred deferred financing costs of $1.8 million during the July 2010 refinancing at Pac-Van (see “Liquidity and Financial Condition” above).

Asset Management

Receivables and inventories (including foreign translation effect) were $35.4 million and $31.2 million at June 30, 2012 and $30.5 million and $20.9 million at June 30, 2011, respectively. Inventory levels have increased primarily in the Asia-Pacific area to meet the increasing demand there and the higher levels of trade and other receivables reflect the significantly increased revenues at both operating segments. Effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. At June 30, 2012, days sales outstanding (“DSO”) in trade receivables were 41 days and 51 days for Royal Wolf and Pac-Van, as compared to 42 days and 47 days at June 30, 2011, respectively.

The net book value of our total lease fleet increased (including foreign translation effect) from $220.1 million at June 30, 2011 to $259.5 million at June 30, 2012. At June 30, 2012, we had 48,888 units (18,297 units in retail operations in Australia, 9,971 units in national account group operations in Australia, 8,229 units in New Zealand, which are considered retail; and 12,391 units in North America) in our lease fleet, as compared to 41,346 units (16,668 units in retail operations in Australia, 7,675 units in national account group operations in Australia, 5,827 units in New Zealand, which are considered retail; and 11,176 units in North America) at June 30, 2011. At those dates, 39,001 units (14,957 units in retail operations in Australia, 7,291 units in national account group operations in Australia, 7,205 units in New Zealand, which are considered retail; and 9,548 units in North America) and 33,876 units (14,030 units in retail operations in Australia, 5,814 units in national account group operations in Australia, 5,481 units in New Zealand, which are considered retail; and 8,551 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 33,203 storage and freight containers and 3,294 portable building containers at June 30, 2012; and 27,943 storage and freight containers and 2,227 portable building containers at June 30, 2011. At those dates, units on lease were comprised of 26,988 storage and freight containers and 2,465 portable building containers; and 23,753 storage and freight containers and 1,572 portable building containers, respectively.

In North America, the lease fleet was comprised of 5,247 storage containers, 1,272 office containers (GLOs), 55 portable liquid storage tank containers, 4,825 mobile offices and 992 modular units at June 30, 2012; and 4,072 storage containers, 1,228 office containers, 4,885 mobile offices and 991 modular units at June 30, 2011. At those dates, units on lease were comprised of 4,498 storage containers, 1,034 office containers, 39 portable liquid storage tank containers, 3,220 mobile offices and 757 modular units; and 3,661 storage containers, 993 office containers, 3,095 mobile offices and 802 modular units, respectively

Off-Balance Sheet Arrangements

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

We lease and sell storage, building, office and portable liquid storage tank containers, modular buildings and mobile offices to our customers. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured.

We have a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that we lease to customers under operating lease agreements with varying terms. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.

For the issuances of stock options, we follow the fair value provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. FASB ASC Topic 718 requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, prior to July 1, 2009, we used volatility rates based upon a sample of comparable companies in our industry and we now use a volatility rate based on the performance of our common stock, which yields a higher rate. In addition we use a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.

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

At June 30, 2011 and 2012, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step-two impairment test would have been performed. In a step-two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting unit to the respective assets and liabilities (as if the reporting unit had been acquired in separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value of the reporting unit over the amounts assigned to their respective assets and liabilities being the implied fair value of goodwill. It was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of its net assets at June 30, 2011 and 2012, and that the fair value of the Pac-Van reporting unit exceeded the carrying values of its net assets at June 30, 2012. However, the fair value of the Pac-Van reporting unit was less than the carrying values the net assets at June 30, 2011; therefore, we performed a step-two impairment test for Pac-Van. In the step-two test for Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $5,858,000 at June 30, 2011. We also recorded an impairment charge related to Pac-Van of $7,633,000 at June 30, 2010, but had not recorded an impairment charge to goodwill prior to that time.

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

At June 30, 2011, we, pursuant to an evaluation that determined that the respective fair values were less than the carrying values, recognized an impairment charge of $250,000 to the trade name acquired in the Pac-Van acquisition. This impairment charge was recorded as a part of depreciation and amortization in the consolidated statements of operations.

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

Reference is made to Note 6 of Notes to Consolidated Financial Statements for a discussion of financial instruments.

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

Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit Number	Exhibit Description
2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

10.1	Compensation of Non-Employee Directors (incorporated by reference to Exhibit 10.29 of Registrant’s Form 10-Q for the Quarterly Period Ended September 30, 2007).

10.2	Preferred Supply Agreement among General Electric Capital Container Finance Corporation, Genstar Container Corporation, GE SeaCo SRL, Sea Containers Ltd., Royal Wolf Trading Australia Pty Limited and GE SeaCo Australia Pty Limited (incorporated by reference to Exhibit 10.2 of Registrant’s Post-Effective Amendment No. 1 to Form S-1 filed January 29, 2008).

10.3	Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.4	Form of Series A Preferred Stock Purchase Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009 and November 12, 2009).

10.5	Form of Registration Rights Agreement (incorporated by reference to Registrant’s Form 8-K filed February 13, 2009 and November 12, 2009).

10.6	First Amendment to Stockholders Agreement dated March 31, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

10.7	Letter Agreement dated March 30, 2009 (incorporated by reference to Registrant’s Form 8-K filed April 1, 2009).

Exhibit Number	Exhibit Description
10.8	Variation Letter dated as of September 11, 2009 among GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royalwolf Trading Australia Pty Ltd., Royal Wolf Hi-Tech Pty Ltd., Royalwolf NZ Acquisition Co Ltd., Royalwolf Trading New Zealand Ltd. and Australia and New Zealand Banking Group Limited (incorporated by reference to Registrant’s Form 8-K filed September 11, 2009).

10.9	Second Amendment to Shareholders Agreement dated September 21, 2009 (incorporated by reference to Registrant’s Form 8-K filed September 25, 2009).

10.10	2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.11	Variation Letter dated as of June 29, 2010 among the Royal Wolf Australia Group and ANZ (incorporated by reference to Registrant’s Form 8-K filed June 30, 2010).

10.12	Amendment and Release Agreement dated June 30, 2010 among GFN Australasia Finance Pty Ltd and Bison Capital Australia L.P. (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 2, 2010).

10.13	Revolving Credit and Security Agreement dated July 16, 2010 among PNC, Wells Fargo, Union Bank, GFNA, Pac-Van and the Pac-Van Asset Trust (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K filed July 22, 2010)

10.14	Guaranty and Suretyship Agreement dated July 16, 2010 among GFNNA (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K filed July 22, 2010).

10.15	Limited Guaranty dated July 16, 2010 by Ronald F. Valenta and Lydia D. Valenta (incorporated by reference to Exhibit 10.3 of Registrant’s Form 8-K filed July 22, 2010).

10.16	Pledge Agreement dated July 16, 2010 by GFNA (incorporated by reference to Exhibit 10.4 of Registrant’s Form 8-K filed July 22, 2010)

10.17	Patent, Trademark and Copyright Security Agreement dated July 16, 2010 by Pac-Van, GFNA for the benefit of PNC Bank, National Association (“PNC”), as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.5 of Registrant’s Form 8-K filed July 22, 2010).

10.18	Pledge and Security Agreement dated July 16, 2010 by Ronald F. Valenta and Lydia D. Valenta for the benefit of PNC, as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.6 of Registrant’s Form 8-K filed July 22, 2010).

10.19	Investment Agreement dated July 16, 2010 among GFN, Laminar Direct Capital, L.L.C., as administrative agent and the other lenders from time to time party hereto (“Laminar”) (incorporated by reference to Exhibit 10.7 of Registrant’s Form 8-K filed July 22, 2010).

10.20	Continuing Unconditional Guaranty dated July 16, 2010 by GFNA and Pac-Van for the benefit of Laminar (incorporated by reference to Exhibit 10.8 of Registrant’s Form 8-K filed July 22, 2010).

10.21	Subordination and Intercreditor Agreement dated July 16, 2010 among Pac-Van, GFNA, PNC and Laminar (incorporated by reference to Exhibit 10.9 of Registrant’s Form 8-K filed July 22, 2010).

10.22	Master Restructure and Debt Exchange Agreement dated July 16, 2010 among GFNA, Pac-Van, Laminar and SPV Capital Funding, L.L.C., a Delaware limited liability company (“SPV”) (incorporated by reference to Exhibit 10.10 of Registrant’s Form 8-K filed July 22, 2010).

10.23	Subordination Agreement dated July 16, 2010 among Laminar, Pac-Van, GFNA and PNC (incorporated by reference to Registrant’s Form 8-K filed July 22, 2010).

10.24	Employment Agreement dated October 5, 2010 with Theodore M. Mourouzis (incorporated by reference to Registrant’s Form 8-K filed October 5, 2010).

Exhibit Number	Exhibit Description
10.25	Variation Letter executed on December 23, 2010 among Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed December 28, 2010).

10.26	Annual Review and Variation Letter executed on December 31, 2010 among Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2011).

10.27	Letter of Offer executed on March 4, 2011 by Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed March 7, 2011).

10.28	First Amendment to Revolving Credit and Security Agreement, dated May 9, 2011, by and among Pac-Van, Inc., an Indiana corporation, GFN North America Corp., a Delaware corporation, the financial institutions party hereto (collectively, the “Lenders”), and PNC Bank, National Association, as administrative and collateral agent for the Lenders (incorporated by reference to Exhibit 10.3 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.29	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.30	Voluntary Escrow Deed dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.31	Separation Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.32	Letter Agreement re Put Option dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.33	Payoff Letter dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.34	ANZ Letter of Offer dated May 12, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.35	Robert Allan Employment Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.36	Second Amendment to Revolving Credit and Security Agreement dated November 30, 2011 (incorporated by reference to Registrant’s Form 8-K filed December 2, 2011)

10.37	Letter of Offer executed on March 15, 2012 by Australia and New Zealand Banking Group Limited, Royal Wolf Trading Australia Pty Limited, Royal Wolf Est Pty Ltd., Royal Wolf Holdings Limited, Royalwolf NZ Acquisition Co. Limited and Royalwolf Trading New Zealand Limited 2011 (incorporated by reference to Registrant’s Form 8-K filed March 20, 2012)

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101*	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

(a)	Filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta	September 14, 2012
Name: Ronald F. Valenta Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2012

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 14, 2012

/s/ Lawrence Glascott Lawrence Glascott	Chairman of the Board of Directors	September 14, 2012

/s/ David M. Connell David M. Connell	Director	September 14, 2012

/s/ Manuel Marrero Manuel Marrero	Director	September 14, 2012

/s/ James B. Roszak James B. Roszak	Director	September 14, 2012

/s/ Susan Harris Susan Harris	Director	September 14, 2012

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Sherman Oaks, California

September 14, 2012

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2011	June 30, 2012
Assets
Cash and cash equivalents	$6,574	$7,085
Trade and other receivables, net of allowance for doubtful accounts of $2,331 and $2,538 at June 30, 2011 and 2012, respectively	30,498	35,443
Inventories	20,942	31,206
Prepaid expenses and other	4,503	5,029
Property, plant and equipment, net	12,652	12,732
Lease fleet, net	220,095	259,458
Goodwill	68,948	68,449
Other intangible assets, net	23,358	18,158

Total assets	$387,570	$437,560

Liabilities
Trade payables and accrued liabilities	$32,522	$35,964
Income taxes payable	440	593
Unearned revenue and advance payments	10,292	12,151
Senior and other debt	136,589	174,092
Deferred tax liabilities	15,835	20,763

Total liabilities	195,678	243,563

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,438 at June 30, 2011 and 2012	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,013,299 and 22,019,965 shares outstanding at June 30, 2011 and 2012, respectively	2	2

Additional paid-in capital	112,278	112,865

Accumulated other comprehensive income	4,904	5,809
Accumulated deficit	(25,490)	(22,877)

Total General Finance Corporation stockholders’ equity	93,089	97,194
Equity of noncontrolling interests	98,803	96,803

Total equity	191,892	193,997

Total liabilities and equity	$387,570	$437,560

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2011	2012
Revenues
Sales	$92,687	$108,341
Leasing	89,577	103,898

	182,264	212,239

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	69,452	79,618
Direct costs of leasing operations	35,906	41,585
Selling and general expenses	42,102	45,867
Impairment of goodwill	5,858	—
Depreciation and amortization	19,165	18,924

Operating income	9,781	26,245

Interest income	487	157
Interest expense	(20,293)	(12,743)
Foreign currency exchange gain and other	4,125	443

	(15,681)	(12,143)

Income (loss) before provision for income taxes	(5,900)	14,102

Provision for income taxes	2,958	5,360

Net income (loss)	(8,858)	8,742

Preferred stock dividends	(177)	(177)
Noncontrolling interest	(6,857)	(6,129)

Net income (loss) attributable to common stockholders	$(15,892)	$2,436

Net income (loss) per common share:
Basic	$(0.72)	$0.11
Diluted	(0.72)	0.11

Weighted average shares outstanding:
Basic	22,013,299	22,013,401
Diluted	22,013,299	22,299,625

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Year Ended June 30,
	2011	2012
Net income (loss)	$(8,858)	$8,742

Redeemable noncontrolling interest (Note 10)	(5,740)	—
Other comprehensive income (loss) – cumulative translation adjustment	11,379	(5,566)

Total comprehensive income (loss)	(3,219)	3,176

Comprehensive loss (gain) allocated to noncontrolling interests	(6,021)	342

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(9,240)	$3,518

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative		Additional		Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Subscription Receivables	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2010	$1,395	$2	$111,783	$(100)	$(1,571)	$(9,775)	$101,734	$—	$101,734
Cancellation of subscription receivables (10,000 shares)	—	—	(15)	15	—	—	—	—	—
Subscription receivables receipts	—	—	—	85	—	—	85	—	85
Share-based compensation	—	—	687	—	—	—	687	6	693
Preferred stock dividends	—	—	(177)	—	—	—	(177)	—	(177)
Issuance of capital stock by subsidiary (a)	—	—	—	—	—	—	—	92,776	92,776
Net loss	—	—	—	—	—	(9,975)	(9,975)	1,117	(8,858)
Redeemable noncontrolling interest	—	—	—	—	—	(5,740)	(5,740)	—	(5,740)
Cumulative translation adjustment	—	—	—	—	6,475	—	6,475	4,904	11,379

Total comprehensive income (loss)	—	—	—	—	—	—	(9,240)	6,021	(3,219)

Balance at June 30, 2011	1,395	2	112,278	—	4,904	(25,490)	93,089	98,803	191,892

Share-based compensation	—	—	756	—	—	—	756	145	901
Preferred stock dividends	—	—	(177)	—	—	—	(177)	—	(177)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	—	(1,803)	(1,803)
Issuances of 6,666 shares of common stock	—	—	8	—	—	—	8	—	8
Net income	—	—	—	—	—	2,613	2,613	6,129	8,742
Cumulative translation adjustment	—	—	—	—	905	—	905	(6,471)	(5,566)

Total comprehensive income (loss)	—	—	—	—	—	—	3,518	(342)	3,176

Balance at June 30, 2012	$1,395	$2	$112,865	$—	$5,809	$(22,877)	$97,194	$96,803	$193,997

(a)	Includes $369 for shares of subsidiary capital stock issued to subsidiary board of directors and executive management

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2011	2012
Cash flows from operating activities:
Net income (loss)	$(8,858)	$8,742
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(21)	(157)
Gain on sales of lease fleet	(5,631)	(7,645)
Unrealized foreign exchange loss	9,026	712
Unrealized (gain) loss on forward exchange contracts	387	(132)
Unrealized (gain) loss on interest rate swaps and options	(697)	816
Impairment of goodwill	5,858	—
Depreciation and amortization	19,165	18,924
Amortization of deferred financing costs	1,917	690
Accretion of interest	220	—
Share-based compensation expense	693	901
Shares of subsidiary capital stock issued to subsidiary board of directors and executive management	369	—
Deferred income taxes	2,353	4,611
Changes in operating assets and liabilities:
Trade and other receivables, net	3,666	(5,935)
Inventories	1,566	(10,463)
Prepaid expenses and other	(2,228)	(423)
Trade payables, accrued liabilities and other deferred credits	(9,741)	4,328
Income taxes	471	216

Net cash provided by operating activities	18,515	15,185

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(880)	(4,631)
Proceeds from sales of property, plant and equipment	99	265
Purchases of property, plant and equipment	(3,799)	(3,177)
Proceeds from sales of lease fleet	24,115	27,770
Purchases of lease fleet	(40,239)	(73,168)
Other intangible assets	—	(308)

Net cash used in investing activities	(20,704)	(53,249)

Cash flows from financing activities:
Proceeds from (repayments on) equipment financing activities	531	(556)
Proceeds from (repayments on) senior and other debt borrowings, net	(69,404)	41,384
Deferred financing costs	(1,760)	—
Proceeds from issuances of common stock	—	8
Preferred stock dividends	(177)	(177)
Net proceeds from issuance of capital stock by subsidiary	92,407	—
Dividends on capital stock by subsidiary	—	(1,803)
Payment of redeemable noncontrolling interest	(17,634)	—

Net cash provided by financing activities	3,963	38,856

Net increase in cash	1,774	792

Cash and equivalents at beginning of period	4,786	6,574

The effect of foreign currency translation on cash	14	(281)

Cash and equivalents at end of period	$6,574	$7,085

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$18,615	$12,035
Income taxes	28	482

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

Organization

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as (“d.b.a.”) “Container King” (collectively “Pac-Van”).

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

Acquisition of Pac-Van

On October 1, 2008, the Company acquired Pac-Van through a merger with Mobile Office Acquisition Corp. (“MOAC”), the parent of Pac-Van, and the Company’s wholly-owned subsidiary, GFNNA. Pac-Van leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in the United States.

IPO of Royal Wolf

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. Previously, GFN U.S. owned the only capital stock outstanding of RWH. In conjunction with the IPO, RWH undertook a share split which resulted in GFN U.S. receiving 50,198,526 shares of the new capital stock. The Company used the proceeds of the RWH IPO to, among other things, pay offering costs of $5,443,000 (AUS$5,090,000), pay down borrowings at each of the senior credit facilities (see Note 5), as well as fully repay the subordinated debt to Bison Capital. Simultaneously, the Company also satisfied the Bison Capital put option (see Note 10) to acquire the 13.8% of GFN U.S. previously owned by Bison Capital and now owns 100% of GFN U.S. At the IPO date and at June 30, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of 50.005%.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Unless otherwise indicated, references to “FY 2011” and “FY 2012” are to the fiscal years ended June 30, 2011 and 2012, respectively.

Certain reclassifications have been made to the FY 2011 statements to conform to the current period presentation, the most significant of which was to reclass certain facilities costs from selling and general expenses to direct costs of leasing operations.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation

The Company’s functional currencies for its foreign operations are the respective local currencies, the Australian (“AUS”) and New Zealand (“NZ”) dollars in the Asia-Pacific area and the Canadian (“C”) dollar in North America. All adjustments resulting from the translation of the accompanying consolidated financial statements from the functional currency into reporting currency are recorded as a component of stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the periods. Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the functional currency at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates prevailing at the dates the fair value was determined.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include assumptions used in assigning value to identifiable intangible assets at the acquisition date, the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates.

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

	June 30,
	2011	2012
Finished goods	$20,661	$30,053
Work in progress	281	1,153

	$20,942	$31,206

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

Derivative financial instruments include warrants issued by the Company’s rights offering (Note 3). Based on Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the issuance of the warrants were reported in stockholders’ equity and, accordingly, there was no impact on the Company’s financial position or results of operations. Subsequent changes in the fair value will not be recognized as the warrants are classified as equity instruments.

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

Fair Value

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 6. Fair value estimates would involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates

Property, Plant and Equipment

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2011	2012
Land	—	$2,064	$2,016
Building	40 years	1,027	1,020
Transportation and plant equipment (including capital lease assets)	3 — 10 years	15,914	18,196
Furniture, fixtures and office equipment	3 — 10 years	3,273	3,589

		22,278	24,821
Less accumulated depreciation and amortization		(9,626)	(12,089)

		$12,652	$12,732

Capital leases

Leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as capital leases. Other leases are classified as operating leases. A lease asset and a lease liability equal to the present value of the minimum lease payments, or the fair value of the leased item, whichever

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred.

At June 30, 2011 and 2012, the gross costs of the lease fleet were $246,932,000 and $294,258,000, respectively.

Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2011 and 2012.

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

At June 30, 2011 and 2012, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit and it was determined that the fair value of the Royal Wolf reporting unit exceeded the carrying values of its net assets at both periods and that the fair value of the Pac-Van reporting unit exceeded the carrying values of its net assets at June 30, 2012. However, at June 30, 2011, the fair value of the Pac-Van reporting unit was less than the carrying values of its net assets and, therefore, the Company performed a step-two impairment test for Pac-Van.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the step-two test, the Company determined the implied fair value of the Pac-Van reporting unit’s goodwill and compared it to the carrying value of the goodwill. This involved allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. For Pac-Van, the implied value of its goodwill was less than the carrying value of goodwill, resulting in an impairment charge of $5,858,000 at June 30, 2011. At June 30, 2012, the carrying value of goodwill at Pac-Van was $33,859,000.

The change in the balance of goodwill was as follows (in thousands)

	June 30,
	2011	2012
Beginning of year	$67,919	$68,948
Additions to goodwill	—	999
Foreign translation effect	6,887	(1,498)
Impairment of goodwill	(5,858)	—

End of year	$68,948	$68,449

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

Intangible assets consist of the following (in thousands):

	June 30,
	2011	2012
Trademark and trade name	$2,500	$2,542
Customer base and lists	37,224	36,431
Non-compete agreements	7,313	7,321
Deferred financing costs	1,948	1,933
Other	1,372	1,618

	50,357	49,845
Less accumulated amortization	(26,999)	(31,687)

	$23,358	$18,158

The Company reviews intangible assets (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. The Company tests impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. At June 30, 2011, the Company, pursuant to an evaluation that determined that the respective fair value was less than the carrying value, recognized an impairment charge of $250,000 to the trade name acquired in the Pac-Van acquisition (see Note 1). This impairment charge was recorded as a part of depreciation and amortization in the accompanying consolidated statements of operations.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2012 is as follows (in thousands):

Year Ending June 30,
2013	$5,090
2014	3,414
2015	2,314
2016	2,235
2017	2,485
Thereafter	78

$15,616

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2011 and FY 2012 were $1,115,000 and $1,249,000, respectively.

Revenue Recognition

The Company leases and sells new and used storage, office, building and portable liquid storage tank containers, modular buildings and mobile offices to its customers, as well as providing other ancillary products and services. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured.

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

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2011 and 2012, prepaid advertising costs were approximately $257,000 and $179,000, respectively. Advertising costs expensed were approximately $2,774,000 and $2,966,000 for FY 2011 and FY 2012, respectively.

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

The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2008 are subject to examination by the U.S. Internal Revenue Service (“IRS”). The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30,
	2011	2012
Basic	22,013,299	22,013,401
Assumed exercise of warrants	—	—
Assumed exercise of stock options	—	286,224

Diluted	22,013,299	22,299,625

Potential common stock equivalents (consisting of warrants and stock options) totaling 3,414,674 and 3,651,063 for FY 2011 and FY 2012, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board (“IASB”) to simplify lease accounting and improve the quality of and comparability of financial information for users, published a proposed standard that would change the accounting and financial reporting for both lessee and lessor under ASC Topic 840, Leases. The proposed standard would effectively eliminate off-balance sheet accounting for most of the operating leases of lessees and would require lessors to apply a receivable and residual accounting approach. Subsequent to June 30, 2011, the FASB and IASB announced their intention to re-expose the common leasing standard exposure draft for revised proposals since August 2010 and, through June 30, 2012, continue to redeliberate issues and concerns raised in response to the proposed standard. Completion of deliberations and issuance of a revised exposure draft are anticipated during the fourth quarter of calendar year 2012, with final standards to be published in mid-2013. The Company believes that the final standards, if issued in substantially the same form as the published proposal, would have a material effect in the presentation of its consolidated financial position and results of operations.

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

In September 2011, the FASB issued an amendment to the existing guidance on goodwill impairment. The amendment allows entities to first assess qualitative factors to determine whether it is necessary to perform the current two-step quantitative goodwill impairment test under ASC Topic 350, Intangibles –Goodwill. If an entity elects to use the option, it will no longer be required to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. If the entity concludes that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. However, if the entity concludes that fair value exceeds the carrying amount; neither of the two steps is required. The amendment allows entities to continue applying the existing two-step test and if an entity elects not to use the qualitative assessment in one period, it may resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, though early adoption is permitted. The Company will use the new qualitative assessment of the amendment for periods subsequent to June 30, 2012.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, the FASB issued an amendment to the existing guidance on evaluating Indefinite-Lived Intangible Assets for Impairment. The amendment allows entities to first assess qualitative factors to determine whether it is necessary to perform the current impairment test under ASC Topic 350. If an entity determines based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value is not impaired no further testing is necessary. If the entity concludes that fair value is less than the carrying amount, the existing quantitative calculations under ASC Topic 350 continue to apply. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. The Company will use the new qualitative assessment of the amendment for periods subsequent to June 30, 2012.

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. At June 30, 2012, the Company has a total of 4,187,247 shares of common stock and 4,187,247 warrants to acquire an additional 2,093,623 shares of common stock at an exercise price of $4.00 per share.

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of June 30, 2012, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

The Cumulative Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Cumulative Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Cumulative Preferred Stock will have preference to holders of common stock; with the holders of the Series A Preferred Stock having preference over holders of the Series B Preferred Stock.

In connection with the acquisition of Advanced Mobile Storage (see Note 4), the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances, which total $73,000 at June 30, 2012, is classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”

As of June 30, 2012, since issuance, dividends paid or payable totaled $544,000 and $40,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividend

In February 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.035 per RWH share payable to shareholders of record on March 20, 2012 and the consolidated financial statements reflect the amount of the dividend pertaining to the noncontrolling interest.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Acquisitions

FY 2011 Acquisitions

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

FY 2012 Acquisitions

Effective May 1, 2012, the Company, through Pac-Van, purchased the business of Handysides Developments Ltd., d.b.a. “Container King,” for $1,721,000 (C$1,692,000). Container King leases and sells containers and is located in Alberta, Canada.

On May 31, 2012, the Company, through Royal Wolf, purchased the business of ContainerTech Hire Ltd. and ContainerTech Services Ltd., divisions of ContainerTech Group Ltd. (“Container Tech”) for $2,910,000 (NZ$3,798,000). Container Tech leases, sells and modifies container products and is located in New Zealand.

The accompanying consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The allocation for the acquisitions in FY 2012 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Container King May 1, 2012	Container Tech May 31, 2012	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$197	$—	$197
Inventories (primarily containers)	546	—	546
Property, plant and equipment	421	125	546
Lease fleet	292	2,020	2,312
Trade payables and accrued liabilities	(413)	(77)	(490)
Income taxes payable	(53)	—	(53)
Unearned revenue and advance payments	(14)	(23)	(37)
Long-term debt and obligations	—	—	—
Deferred tax liabilities	(189)	—	(189)

Total net tangible assets acquired and liabilities assumed	787	2,045	2,832
Fair value of intangible assets acquired:
Non-compete agreement	48	249	297
Customer lists	262	197	459
Trade name	44	—	44
Goodwill	580	419	999

Total intangible assets acquired	934	865	1,799

Total purchase consideration	$1,721	$2,910	$4,631

The Company can enhance its business and enter new markets in various ways, including starting up a new location or acquiring a business consisting of container, modular unit or mobile office assets of another entity. An acquisition generally provides the Company with operations that enables it to at least cover existing overhead costs and is preferable to a start-up or greenfield location. The businesses discussed above were acquired primarily to expand the Company’s container lease fleet.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. None of the goodwill is deductible for U.S. income tax purposes. The Company incurred approximately $100,000 of transaction costs associated with acquisitions during FY 2012 that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $111,771,000 (AUS$110,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries and matures on June 30, 2014. The ANZ credit facility, as amended, is comprised of two sub-facilities, a $15,242,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing and a $96,530,000 (AUS$95,000,000) revolving sub-facility, primarily for lease fleet purchases and acquisitions. As of June 30, 2012, based upon the exchange rate of one Australian dollar to $1.0161 U.S. dollar and one New Zealand dollar to $0.7840 Australian dollar, borrowings and availability under the ANZ credit facility totaled $95,759,000 (AUS$94,242,000) and $16,012,000 (AUS$15,758,000), respectively. At June 30, 2012, borrowings under the working capital sub-facility totaled $8,858,000 (AUS$8,718,000) and bear interest at ANZ’s prime rate (3.50% at June 30, 2012) plus 1.85% per annum, and borrowings under the revolving sub-facility totaled $86,901,000 (AUS$85,524,000) and bear interest at ANZ’s prime rate plus 2.05% per annum.

Royal Wolf also has a $3,048,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

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

Pac-Van Senior Credit Facility

Pac-Van has an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that includes Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (“UB”) (the “PNC Credit Facility”). Under the terms of the PNC Credit Facility, as amended, Pac-Van may borrow up to $85,000,000, subject to the terms of a borrowing base and certain borrowing restrictions based on senior leverage, as defined, and will accrue interest, at Pac-Van’s option, either at the prime rate (3.25% at June 30, 2012) plus 2.75%, or the Eurodollar rate (0.24575%, 0.34275% and 0.46060% at June 30, 2012 for the one-month, two-month and three-month LIBOR, respectively) plus 3.75%. The PNC Credit Facility also provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000, contains certain financial covenants, including fixed charge coverage and senior leverage ratios based on EBITDA, as defined, and a lease fleet utilization ratio. The PNC Credit Facility also includes customary negative and other covenants, including events of default relating to a change of control, as defined, at GFN, GFNNA (which has guaranteed the repayment of all outstanding borrowings and obligations of the PNC Credit Facility) and Pac-Van or upon the cessation of involvement of Ronald F. Valenta as a director or officer in the operations and management of GFN, GFNNA or Pac-Van.

The PNC Credit Facility matures on January 16, 2013, at which time all amounts borrowed must be repaid, but Pac-Van has the right to prepay loans in whole or in part at any time, provided that Pac-Van will be required to pay PNC a prepayment fee of $350,000 if it prepays the loans in full prior to July 16, 2012. At June 30, 2012, borrowings and availability under the PNC Credit Facility totaled $62,201,000 and $20,701,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to June 30, 2012, borrowings under the PNC Credit Facility were fully repaid and the Valenta Limited Guaranty was terminated in connection with the entering of a new senior credit facility at Pac-Van (see Note 13).

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

Subsequent to June 30, 2012, borrowings under the Laminar Note were fully repaid in connection with the entering of a new senior credit facility at Pac-Van (see Note 13).

Other

Other debt (including redeemable preferred stock – see Note 3) totaled $1,132,000 at June 30, 2012.

The weighted-average interest rate in the Asia-Pacific area was 12.0% and 8.1% in FY 2011 and FY 2012, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in the United States was 6.2% and 6.4% in FY 2011 and FY 2012, respectively, which does not include the effect of the amortization of deferred financing costs.

Loan Covenant Compliance

At June 30, 2012, the Company was in compliance with the financial covenants under its senior credit facilities and the Laminar Note.

Senior and other debt consisted of the following at June 30, 2011 and 2012 (in thousands):

	June 30,
	2011	2012
ANZ Credit Facility	$63,113	$95,759
PNC Credit Facility	56,689	62,201
Laminar Note	15,000	15,000
Other	1,787	1,132

	$136,589	$174,092

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2012 were as follows (in thousands):

Year Ending June 30,
2013	$8,139
2014	87,894
2015	403
2016	286
2017	77,370
Thereafter	—

$174,092

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

Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

Type of Derivative		Derivative - Fair Value (Level 2)
Contract	Balance Sheet Classification	June 30, 2011	June 30, 2012
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(743)	$(1,539)
Forward-Exchange Contracts	Trade payables and accrued liabilities	(401)	(102)

Type of Derivative Contract	Statement of Operations Classification	Year Ended June 30, 2011	Year Ended June 30, 2012
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$697	$(816)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(387)	132

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s interest rate swap and option (cap and collar) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2011, there were three open interest rate swap contracts and two open interest rate option (cap) contracts; and, as of June 30, 2012, there was one open interest rate swap contract and one open interest rate option (collar) contract that mature in June 2014, as follows (dollars in thousands):

	June 30, 2011		June 30, 2012
	Swap	Option (Cap)	Swap	Option (Collar)
Notional amounts	$23,543	$14,161	$15,242	$25,403
Fixed/Strike Rates	7.19% – 8.22%	7.19% – 7.98%	6.25%	6.25%
Floating Rates	7.01%	7.01%	5.47%	5.47%
Fair Value of Combined Contracts	$(743)	$—	$(587)	$(952)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2011, there were 25 open forward exchange contracts; and, as of June 30, 2012, there were 12 open forward exchange contracts that mature between August 2012 and April 2013, as follows (dollars in thousands):

	June 30, 2011		June 30, 2012
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$11,452	$—	$7,096	$—
Exchange/Strike Rates (AUD to USD)	0.9973 – 1.0465	—	0.9702 – 1.0201	—
Fair Value of Combined Contracts	$(401)	$—	$(102)	$—

In FY 2011 and FY 2012, the Company also had certain U.S. dollar-denominated debt at Royal Wolf, including intercompany borrowings, which are remeasured at each financial reporting date with the impact of the remeasurement being recorded in our consolidated statements of operations. Prior to FY 2012, unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2011 and FY 2012, net unrealized and realized foreign exchange gains (losses) totaled $(9,026,000) and $13,540,000, and $(712,000) and $893,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities and Laminar Note was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2012. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances.

This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities and Laminar Note as of June 30, 2012 was determined to be approximately $174,200,000. The fair value of the Company’s other debt of $1,132,000 approximates or would not vary significantly from its carrying values due to current market conditions and other factors.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors. However, in the U.S. a significant portion of the Company’s business activity is with companies in the construction industry. Revenues and trade receivables from this industry totaled $19,831,000 and $3,895,000 during FY 2011 and at June 30, 2011, respectively; and $23,344,000 and $3,188,000 during FY 2012 and at June 30, 2012, respectively.

The Company’s receivables related to sales are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries, was $954,000 and $1,078,000 and $1,204,000 and 1,000,000 for FY 2011 and FY 2012, respectively. The translation gain to the allowance for doubtful accounts for FY 2011 and FY 2012 was $127,000 and $3,000, respectively.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2011	2012
North America	$(4,527)	$(3,087)
Asia-Pacific	(1,373)	17,189

	$(5,900)	$14,102

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2011	2012
Current:
U.S. Federal	$144	$—
State	49	—
Foreign	276	501

	469	501

Deferred:
U.S. Federal	1,291	850
State	84	100
Foreign	1,114	3,909

	2,489	4,859

	$2,958	$5,360

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2011	2012
Deferred tax assets:
Net operating loss and tax credit carryforwards	$17,111	$15,508
Deferred revenue and expenses	466	779
Accrued compensation and other benefits	877	1,322
Allowance for doubtful accounts	374	458
Unrealized exchange gains and losses	—	—

Total deferred tax assets	18,828	18,067
Valuation allowance	—	—

Net deferred tax assets	18,828	18,067

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(34,592)	(38,830)
Other	(71)	—

Total deferred tax liabilities	(34,663)	(38,830)

Net deferred tax liabilities	$(15,835)	$(20,763)

At June 30, 2012, the Company had a U.S. federal net operating loss carryforward of $42,700,000, which expires if unused during fiscal years 2021 – 2032, and an Australian net operating loss carryforward of approximately $17,400,000 with no expiration date. As a result of the stock ownership change in the merger with MOAC (see Note 1), the available deduction of the net operating loss carryforward of $15,300,000 acquired in the Pac-Van acquisition is generally limited to approximately $2,500,000 on a yearly basis.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2011 and 2012.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the U.S. federal statutory rate of 34% to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2011	2012
Federal statutory rate	(34.0)%	34.0%
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	(4.0)	4.0
U.S. income taxes related to RWH IPO	48.5	—
Amortization and impairment of goodwill and intangible assets, net	30.1	—
Nondeductible expenses (primarily share-based compensation expense at Royal Wolf)	9.5	—

Effective tax rate	50.1%	38.0%

As a result of the RWH IPO (see Note 1), the Company, among other things, was required to increase, for tax purposes, the cost basis of Royal Wolf’s inventory to fair value, which resulted in a taxable gain of approximately $6,400,000. This gain was recorded in the consolidated income tax expense and, as such, was the most significant portion in the federal rate reconciliation of 48.5% in FY 2011.

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. Rental payments were $110,000 in both FY 2011 and FY 2012.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $212,000 ($84,000 at the corporate office and $128,000 at the operating subsidiaries) in FY 2011and $197,000 ($84,000 at the corporate office and $113,000 at the operating subsidiaries) in FY 2012.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $27,000 and $36,000 in FY 2011 and FY 2012, respectively, and equipment and other services purchased by Pac-Van from these affiliated entities totaled $40,000 in FY 2012.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 7, 2012 (“June 2012 Grant”), the Company granted options to four officers of GFN, seven key employees of Pac-Van and three non-employee consultants to purchase 264,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $3.15 per share. The options under the June 2012 Grant vest over forty-two months, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2013 — 2015.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In FY 2012, the weighted-average fair value of the stock options granted was $2.28, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.19% — 1.61%, an expected life of 7.5 years, an expected volatility of 77.9% — 84.6% and no expected dividend. Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 – $3.94

Assumptions used:
Risk-free interest rate	1.19% – 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% – 84.6%
Expected dividends	—

At June 30, 2012, the weighted-average fair value of the stock options granted to non-employee consultants was $2.65, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.30% — 1.66%, an expected life of 8.0 — 9.9 years an expected volatility of 77.5%, and no expected dividend.

A summary of the Company’s stock option activity and related information as of and for FY 2011 and FY 2012 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2010	1,254,910	$6.65
Granted	487,000	1.63
Exercised	—	—
Forfeited or expired	(201,340)	3.53

Outstanding at June 30, 2011	1,540,570	5.47
Granted	371,000	3.10
Exercised	(6,666)	1.22
Forfeited or expired	(61,240)	7.15

Outstanding at June 30, 2012	1,843,664	$4.96	7.2

Vested and expected to vest at June 30, 2012	1,843,664	$4.96	7.2

Exercisable at June 30, 2012	783,781	$7.26	5.5

At June 30, 2012, outstanding time-based options and performance-based options totaled 892,384 and 951,280, respectively. Also at that date, the Company’s market price for its common stock was $3.22 per share, which was at or below the exercise prices of almost half of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $948,000.

Share-based compensation of $3,599,000 related to stock options has been recognized in the statement of operations, with a corresponding benefit to equity, from inception through June 30, 2012. At that date, there remains $1,517,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.96 years.

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

It is intended that up to one percent of RWH’s outstanding capital stock will be reserved for grant under the LTI Plan and a trust will be established to hold RWH shares for this purpose. However, so long as the Company holds more than 50% of the outstanding shares of RWH capital stock, RWH shares reserved for grant under the LTI Plan are required to be purchased in the open market unless the Company agrees otherwise.

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

As of June 30, 2012, the Royal Wolf Board of Directors granted 375,000 performance rights in FY 2012 to key management personnel under the LTI Plan. In FY 2012, share-based compensation of $146,000 related to the LTI Plan has been recognized in the statement of operations, with a corresponding benefit to equity.

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases office equipment and other facilities under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

Non-cancellable operating lease rentals at June 30, 2012 are payable as follows (in thousands):

Year Ending June 30,
2013	$7,680
2014	5,672
2015	4,183
2016	3,627
2017	2,075
Thereafter	4,869

$28,106

Rental expense on non-cancellable operating leases was $5,593,000 and $7,201,000 in FY 2011 and FY 2012, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2012 are as follows (in thousands):

Year Ending June 30,
2013	$8,151
2014	2,476
2015	1,235
2016	1,004
2017	855
Thereafter	3,649

$17,370

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bison Capital Put Option

In conjunction with the closing of the acquisition of Royal Wolf (see Note 1), the Company entered into a shareholders agreement with Bison Capital. The shareholders agreement, as amended, provided that, at any time after July 1, 2011, Bison Capital could require the Company to purchase from Bison Capital all of its 13.8% outstanding capital stock of GFN U.S. The purchase price for the capital stock was the greater $12,850,000, or the results of several other formulas, typically based as an 8.25 multiple of EBITDA, as defined. This provision in the shareholders agreement was referred as the “Bison Capital put option” and the Company accreted the redemption value of the Bison Capital put option in FY 2011 to net income or loss attributable to noncontrolling interest. Simultaneously with the RWH IPO (see Note 1) in May 2011, the Company satisfied the Bison Capital put option for $17,634,000 and now owns 100% of GFN U.S.

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

Other Matters

The Company is not involved in any material lawsuits or claims arising out of the normal course of business. The nature of its business is such that disputes can occasionally arise with employees, vendors (including suppliers and subcontractors) and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2011	2012
Trade payables	$19,316	$22,094
Checks written in excess of bank balance	1,147	597
Payroll and related	6,268	5,758
Taxes, other than income	793	2,336
Fair value of interest swap and option and forward currency exchange contacts	1,144	1,641
Accrued interest	707	428
Other accruals	3,147	3,110

	$32,522	$35,964

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Segment Reporting

The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its two geographic (and operating) segments (in thousands):

	Year Ended June 30,
	2011	2012
Revenues from external customers
North America:
Sales	$17,876	$28,839
Leasing	38,000	41,443

	55,876	70,282

Asia-Pacific:
Sales	74,811	79,502
Leasing	51,577	62,455

	126,388	141,957

Total	$182,264	$212,239

Operating income (loss)
North America	$(4,418)	$2,336
Asia-Pacific	14,199	23,909

Total	$9,781	$26,245

Interest income
North America	$—	$8
Asia-Pacific	487	149

Total	$487	$157

Interest expense
North America	$5,792	$5,431
Asia-Pacific	14,501	7,312

Total	$20,293	$12,743

Share-based compensation
North America	$552	$611
Asia-Pacific	510	290

Total	$1,062	$901

Impairment of goodwill
North America	$5,858	$—
Asia-Pacific	—	—

Total	$5,858	$—

Depreciation and amortization
North America	$6,087	$5,805
Asia-Pacific	13,078	13,119

Total	$19,165	$18,924

Additions to long-lived assets
North America	$7,478	$12,360
Asia-Pacific	36,560	63,985

Total	$44,038	$76,345

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At June 30,
	2011	2012
Long-lived assets
North America	$108,212	$112,867
Asia-Pacific	124,535	159,323

Total	$232,747	$272,190

Goodwill
North America	$33,303	$33,859
Asia-Pacific	35,645	34,590

Total	$68,948	$68,449

Intersegment net revenues totaled $2,237,000 during FY 2011 and $75,000 during FY 2012.

Note 13. Subsequent Events

Effective July 31, 2012, the Company, through Royal Wolf, purchased the business of Tassay Pty Ltd., d.b.a. “Rockhampton Container Sales,” for approximately $654,000 (AUS$624,000). Rockhampton Container Sales leases and sells containers and is based in Rockhampton, Queensland.

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012.

On September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo Bank, National Association, that also includes HSBC Bank USA, NA, and the Private Bank and Trust Company (the “ New Pac-Van Credit Facility “). Under the New Pac-Van Credit Facility, Pac-Van may borrow up to $110 million, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5 million. Borrowings will accrue interest, at Pac-Van’s option, either at the base rate plus 1.75% to 2.25% or the LIBOR rate plus 2.75% to 3.25%. The New Pac-Van Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios and utilization ratios, and provides that at any time prior to September 7, 2016, Pac-Van, subject to certain conditions, may increase the amount that may be borrowed under the Credit Facility by $10 million to a maximum of $120 million. In connection with the New Pac-Van Credit Facility, all outstanding amounts due under the PNC Credit Facility and Laminar Note were fully repaid and, in addition, the Valenta Limited Guaranty was terminated (see Note 5).

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2011	2012
	(in thousands)
Cash and cash equivalents	$6,019	$6,438
Property and equipment, net	24	12
Other assets	376	275
Investment and intercompany accounts	111,043	108,084

Total Assets	$117,462	$114,809

Accounts payable, accrued and other liabilities	$1,168	$1,019
Senior and other debt	15,110	15,073
Other deferred credits	8,095	1,523
General Finance Corporation stockholders’ equity	93,089	97,194

Total Liabilities and Stockholders’ Equity	$117,462	$114,809

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2011	2012
	(in thousands)
General and administrative expenses	$3,178	$3,545

Equity in earnings (losses) of subsidiaries	(8,457)	3,274
Intercompany income	3,915	4,377
Interest expense	(1,902)	(1,988)
Other income, net	2,746	8

	(3,698)	5,671

Income (loss )before income taxes	(6,876)	2,126
Income tax provision (benefit)	8,839	(487)

Net income (loss) attributable to stockholders	(15,715)	2,613
Preferred stock dividends	177	177

Net income (loss) attributable to common stockholders	$(15,892)	$2,436

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2012
	(in thousands)
Cash flows from operating activities:
Net income (loss) attributable to stockholders	$(15,715)	$2,613
Equity in (earnings) losses of subsidiaries	8,457	(3,274)
Unrealized foreign exchange gain	(2,935)	—
Depreciation and amortization	92	46
Share-based compensation expense	458	414
Deferred income taxes	8,839	(487)
Changes in operating assets and liabilities	2,728	(223)

Net cash provided (used) by operating activities	1,924	(911)

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—
Purchases of property and equipment	—	(4)
Purchases of intangible assets	—	—

Net cash used by investing activities	—	(4)

Cash flows from financing activities:
Proceeds from (payments of) senior and other debt borrowings	15,000	(37)
Deferred financing costs	(89)	—
Proceeds from issuances of common stock	—	8
Payment of redeemable noncontrolling interest	(17,634)	—
Preferred stock dividends	(177)	(177)
Intercompany transfers	2,941	1,540

Net cash provided by financing activities	41	1,334

Net increase in cash	1,965	419

Cash at beginning of period	4,054	6,019

Cash at end of period	$6,019	$6,438

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350