Form 10-Q
period 2012-09-30
General Finance CORP
filed 2012-11-13
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,026,631 shares outstanding as of November 5, 2012.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	September 30, 2012
		(Unaudited)
Assets
Cash and cash equivalents	$7,085	$6,282
Trade and other receivables, net of allowance for doubtful accounts of $2,538 and $2,444 at June 30, 2012 and September 30, 2012, respectively	35,443	32,601
Inventories	31,206	32,620
Prepaid expenses and other	5,029	4,677
Property, plant and equipment, net	12,732	14,148
Lease fleet, net	259,458	274,017
Goodwill	68,449	69,281
Other intangible assets, net	18,158	18,843

Total assets	$437,560	$452,469

Liabilities
Trade payables and accrued liabilities	$35,964	$33,017
Income taxes payable	593	217
Unearned revenue and advance payments	12,151	12,531
Senior and other debt	174,092	187,537
Deferred tax liabilities	20,763	21,941

Total liabilities	243,563	255,243

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,438 at June 30, 2012 and September 30, 2012	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,019,965 and 22,026,631 shares outstanding at June 30, 2012 and September 30, 2012, respectively	2	2
Additional paid-in capital	112,865	113,078
Accumulated other comprehensive income	5,809	7,256
Accumulated deficit	(22,877)	(21,871)

Total General Finance Corporation stockholders’ equity	97,194	99,860
Equity of noncontrolling interests	96,803	97,366

Total equity	193,997	197,226

Total liabilities and equity	$437,560	$452,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2011	2012
Revenues
Sales	$28,209	$23,722
Leasing	24,584	29,667

	52,793	53,389

Costs and expenses
Cost of sales (exclusive of the items shown separately below)	20,477	17,312
Direct costs of leasing operations	9,887	10,984
Selling and general expenses	11,214	12,933
Depreciation and amortization	4,558	5,300

Operating income	6,657	6,860
Interest income	95	23
Interest expense	(3,402)	(3,225)
Foreign currency exchange gain and other	1,087	361

	(2,220)	(2,841)

Income before provision for income taxes	4,437	4,019
Provision for income taxes	1,686	1,527

Net income	2,751	2,492
Preferred stock dividends	(45)	(43)
Noncontrolling interest	(1,669)	(1,486)

Net income attributable to common stockholders	$1,037	$963

Net income per common share:
Basic	$0.05	$0.04
Diluted	0.05	0.04

Weighted average shares outstanding:
Basic	22,013,299	22,024,742
Diluted	22,274,542	22,480,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2011	2012
Net income	$2,751	$2,492
Other comprehensive income (loss):
Fair value change in derivative, net of income tax benefit of $158	—	(368)
Cumulative translation adjustment	(10,038)	3,245

Total comprehensive income (loss)	(7,287)	5,369
Comprehensive loss (gain) allocated to noncontrolling interests	5,802	(2,916)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(1,485)	$2,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$1,395	$2	$112,865	$5,809	$(22,877)	$97,194	$96,803	$193,997
Share-based compensation	—	—	248	—	—	248	50	298
Preferred stock dividends	—	—	(43)	—	—	(43)	—	(43)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(2,345)	(2,345)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(58)	(58)
Issuance of 6,666 shares of common stock	—	—	8	—	—	8	—	8
Net income	—	—	—	—	1,006	1,006	1,486	2,492
Fair value change in derivative, net of related tax effect	—	—	—	(184)	—	(184)	(184)	(368)
Cumulative translation adjustment	—	—	—	1,631	—	1,631	1,614	3,245

Total comprehensive income	—	—	—	—	—	2,453	2,916	5,369

Balance at September 30, 2012	$1,395	$2	$113,078	$7,256	$(21,871)	$99,860	$97,366	$197,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September 30,
	2011	2012
Net cash provided by operating activities (Note 10)	$3,092	$3,897

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(2,113)
Proceeds from sales of property, plant and equipment	179	1
Purchases of property, plant and equipment	(448)	(2,021)
Proceeds from sales of lease fleet	7,821	3,375
Purchases of lease fleet	(13,159)	(13,560)
Other intangible assets	(49)	(101)

Net cash used in investing activities	(5,656)	(14,419)

Cash flows from financing activities:
Repayments of equipment financing activities	(127)	(149)
Repayment of senior credit facility and subordinated note (Note 5)	—	(79,175)
Proceeds from senior and other debt borrowings, net	2,271	90,693
Deferred financing costs	—	(1,460)
Proceeds from issuances of common stock	—	8
Purchases of subsidiary capital stock	—	(58)
Preferred stock dividends	(45)	(43)

Net cash provided by financing activities	2,099	9,816

Net decrease in cash	(465)	(706)
Cash and equivalents at beginning of period	6,574	7,085
The effect of foreign currency translation on cash	81	(97)

Cash and equivalents at end of period	$6,190	$6,282

Non-cash investing and financing activities:

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $2,345 (AUS$2,258), as a charge directly to the equity of noncontrolling interests at September 30, 2012 (see Note 3).

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

At September 30, 2012, the Company has two geographic (and operating) units, Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; and Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America.

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market at $1.96 (AUS$1.83) per share, resulting in gross proceeds of $97,850,000 (AUS$91,500,000). An additional total of 188,526 shares ($369,000 value) were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. The Company used the proceeds of the RWH IPO to, among other things, pay offering costs and pay down borrowings on senior and other debt. At the IPO date and through September 30, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of over 50%.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to conform to the current period presentation. Unless otherwise indicated, references to “FY 2012” and “FY 2013” are to the quarter ended September 30, 2011 and 2012, respectively.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include assumptions used in assigning value to identifiable intangible assets at the acquisition date, the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates.

Inventories

Inventories are stated at the lower of cost or fair value (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of inventory on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist primarily of containers, modular buildings and mobile offices held for sale or lease and are comprised of the following (in thousands):

	June 30,	September 30,
	2012	2012
Finished goods	$30,053	$31,981
Work in progress	1,153	639

	$31,206	$32,620

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,
		2012	2012
Land	—	$2,016	$2,094
Building	40 years	1,020	1,032
Transportation and plant equipment (including capital lease assets)	3 — 10 years	18,196	20,463
Furniture, fixtures and office equipment	3 — 10 years	3,589	3,776

		24,821	27,365
Less accumulated depreciation and amortization		(12,089)	(13,217)

		$12,732	$14,148

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5—20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2012 and September 30, 2012, the gross cost of the lease fleet was $294,258,000 and $311,798,000, respectively.

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

The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2008 are subject to examination by the U.S. Internal Revenue Service. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

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

	Quarter Ended September 30,
	2011	2012
Basic	22,013,299	22,024,742
Assumed exercise of warrants	—	35,785
Assumed exercise of stock options	261,243	419,643

Diluted	22,274,542	22,480,170

Potential common stock equivalents (consisting of warrants and stock options) totaling 3,409,610 and 3,475,193 for FY 2012 and FY 2013, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In September 2011, the FASB issued an amendment to the existing guidance on goodwill impairment. The amendment allows entities to first assess qualitative factors to determine whether it is necessary to perform the current two-step quantitative goodwill impairment test under ASC Topic 350, Intangibles –Goodwill. If an entity elects to use the option, it will no longer be required to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. If the entity concludes that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. However, if the entity concludes that fair value exceeds the carrying amount; neither of the two steps is required. The amendment allows entities to continue applying the existing two-step test and if an entity elects not to use the qualitative assessment in one period, it may resume performing the qualitative assessment in any subsequent period. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, though early adoption is permitted. The Company has adopted the new qualitative assessment of the amendment as of July 1, 2012.

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

In July 2012, the FASB issued an amendment to the existing guidance on evaluating Indefinite-Lived Intangible Assets for Impairment. The amendment allows entities to first assess qualitative factors to determine whether it is necessary to perform the current impairment test under ASC Topic 350. If an entity determines based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value is not impaired no further testing is necessary. If the entity concludes that fair value is less than the carrying amount, the existing quantitative calculations under ASC Topic 350 continue to apply. The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after September 15, 2012, though early adoption is permitted. The Company has adopted the new qualitative assessment of the amendment as of July 1, 2012.

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. At September 30, 2012, the Company has outstanding a total of 4,187,247 warrants that would enable the holders to acquire an additional 2,093,623 shares of common stock at an exercise price of $4.00 per share.

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company recorded the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of September 30, 2012, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

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

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances, which total $73,000 at September 30, 2012, are classified as a liability in the condensed consolidated balance sheet under the caption “Senior and other debt.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2012, since issuance, dividends paid or payable totaled $584,000 and $43,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividend

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012. The condensed consolidated financial statements reflect the amount of the dividend pertaining to the noncontrolling interest.

Note 4. Acquisitions

The Company can enhance its business and enter new markets in various ways, including starting up a new location or acquiring a business consisting of container, modular unit or mobile office assets of another entity. An acquisition generally provides the Company with operations that enables it to at least cover existing overhead costs and is preferable to a start-up or greenfield location. The businesses discussed below were acquired primarily to expand the Company’s container lease fleet.

On August 1, 2012, the Company, through Royal Wolf, purchased the business of Tassay Pty Ltd., d.b.a. “Rockhampton Container Sales,” for approximately $656,000 (AUS$624,000), which included a holdback amount of $32,000 (AUS$31,000) . Rockhampton Container Sales leases and sells containers and is based in Rockhampton, Queensland.

On August 17, 2012, , the Company, through Pac-Van, purchased the business of Camelback Container Services, LLC (“Camelback”) for $178,000, which included a holdback amount of $16,000. Camelback performs, among other things, custom modifications of ground level offices and storage containers in Phoenix, Arizona.

On September 17, 2012, the Company, through Pac-Van, purchased the business of Container Connection, LLC (“Container Connection”) for $1,534,000, which included a holdback amount of $207,000. Container Connection leases and sells containers in Albany, Georgia and Orlando, Florida.

The accompanying condensed consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The allocations for the acquisitions in FY 2013 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Rockhampton Container Sales August 1, 2012	Camelback August 17, 2012	Container Connection September 17, 2012	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Prepaid expenses and other	$—	$1	$3	$4
Inventories (primarily containers)	20	8	—	28
Property, plant and equipment	—	104	70	174
Lease fleet	546	—	1,522	2,068
Trade payables and accrued liabilities	—	—	(61)	(61)
Income taxes payable	—	—	—	—
Unearned revenue and advance payments	(15)	—	—	(15)
Long-term debt and obligations	—	—	—	—
Deferred tax liabilities	—	—	—	—

Total net tangible assets acquired and liabilities assumed	551	113	1,534	2,198
Fair value of intangible assets acquired:
Non-compete agreement	84	65	50	199
Customer lists	76	—	110	186
Trade name	—	—	—	—
Goodwill	—	—	—	—

Total intangible assets acquired	160	65	160	385

Total purchase allocation	$711	$178	$1,694	$2,583

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Rockhampton Container Sales and Container Connection resulting in estimated bargain purchase gains of $55,000 and $160,000, respectively. These gains have been recorded as non-operating income in the accompanying condensed consolidated statements of operations. Transaction costs, which were not significant, associated with acquisitions during FY 2013 were expensed as incurred and included in selling and general expenses in the accompanying condensed consolidated statements of operations.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $114,191,000 (AUS$110,000,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries and matures on June 30, 2014. The ANZ credit facility, as amended, is comprised of two sub-facilities, a $15,572,000 (AUS$15,000,000) working capital sub-facility, primarily for receivable financing and a $98,619,000 (AUS$95,000,000) revolving sub-facility, primarily for lease fleet purchases and acquisitions. As of September 30, 2012, based upon the exchange rate of one Australian dollar to $1.0381 U.S. dollar and one New Zealand dollar to $0.8003 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $99,107,000 (AUS$95,470,000) and $15,084,000 (AUS$14,530,000), respectively. At September 30, 2012, borrowings under the working capital sub-facility totaled $3,135,000 (AUS$3,020,000) and bear interest at ANZ’s prime rate (3.50% at September 30, 2012) plus 1.85% per annum, and borrowings under the revolving sub-facility totaled $95,972,000 (AUS$92,450,000) and bear interest at ANZ’s prime rate plus 2.05% per annum.

Royal Wolf also has a $3,114,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

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

Pac-Van Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA, and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). Under the Wells Fargo Credit Facility, Pac-Van may borrow up to $110,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. Borrowings will accrue interest, at Pac-Van’s option, either at the base rate plus 1.75% to 2.25% or the LIBOR rate plus 2.75% to 3.25%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios and utilization ratios, and provides that at any time prior to September 7, 2016, Pac-Van, subject to certain conditions, may increase the amount that may be borrowed under the Credit Facility by $10,000,000 to a maximum of $120,000,000. In connection with the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid and, in addition, the limited guaranty by Ronald F. Valenta and Lydia D. Valenta was terminated.

At September 30, 2012, borrowings and availability under the Wells Fargo Credit Facility totaled $87,446,000 and $6,624,000, respectively.

Other

Other debt (including redeemable preferred stock – see Note 3) totaled $984,000 at September 30, 2012.

The weighted-average interest rate in the Asia-Pacific area was 9.4% and 6.4% in FY 2012 and FY 2013, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in the United States was 6.2% and 5.8% in FY 2012 and FY 2013, respectively; which does not include the effect of the amortization of deferred financing costs.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Covenant Compliance

At September 30, 2012, the Company was in compliance with the financial covenants under its senior credit facilities.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balances sheets and condensed consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2012	September 30, 2012
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(1,539)	$(2,204)
Forward-Exchange Contracts	Trade payables and accrued liabilities	(102)	(425)

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2011	Quarter Ended September 30, 2012
Swap Contracts and Options (Caps and Collars)	Unrealized loss included in interest expense	$(535)	$(80)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	949	(349)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract with a notional amount of $51,905,000 (see table below) that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be fully effective in FY 2013 and, therefore, changes in its fair value were recorded in accumulated other comprehensive income. The Company expects this derivative to remain fully effective during the remaining term of the swap and no amount of ineffectiveness has been recorded in the condensed consolidated statement of operations. However, should any portion of the hedge be considered ineffective, such amounts included in accumulated other comprehensive income would be reclassified to current earnings.

The Company’s interest rate swap and option (cap and collar) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2012, there was one open interest rate swap contract and one open interest rate option (collar) contract; and, as of September 30, 2012, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2012		September 30, 2012
	Swap	Option (Collar)	Swap	Option (Collar)
Notional amounts	$15,242	$25,403	$51,905	$—
Fixed/Strike Rates	6.25%	6.25%	3.98%	—%
Floating Rates	5.47%	5.47%	3.42%	—%
Fair Value of Combined Contracts	$(587)	$(952)	$(2,204)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2012, there were 12 open forward exchange contracts; and, as of September 30, 2012, there were 43 open forward exchange contracts that mature between October 2012 and April 2013, as follows (dollars in thousands):

	June 30, 2012		September 30, 2012
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$7,096	$—	$14,272	$—
Exchange/Strike Rates (AUD to USD)	0.9702 – 1.0201	—	0.9702 –1.0482	—
Fair Value of Combined Contracts	$(102)	$—	$(425)	$—

In FY 2012 and FY 2013, the Company also had certain U.S. dollar-denominated debt at Royal Wolf, which is remeasured at each financial reporting date with the impact of the remeasurement being recorded in our condensed consolidated statements of operations. Prior to FY 2012, unrealized gains and losses resulting from such remeasurement due to changes in the Australian exchange rate to the U.S. dollar had a significant impact in the Company’s reported results of operations, as well as any realized gains and losses from the payments on such U.S. dollar-denominated debt and intercompany borrowings. In FY 2012 and FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $45,000 and $(2,000), and $360,000 and $137,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities and Laminar Note was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(“Credit Spread Analysis”) as of June 30, 2012. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities and Laminar Note as of June 30, 2012 was determined to be approximately $174,200,000. The Company also determined that the fair value of its other debt of $1,132,000 at June 30, 2012 approximated or would not vary significantly from their carrying values. Based on the refinancing at Pac-Van (see Note 5), current market conditions and other factors, the Company has determined that the fair value of the Wells Fargo Credit Facility, ANZ senior credit facility and other debt at September 30, 2012 approximates or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $28,000 in both FY 2012 and FY 2013.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $46,000 ($21,000 at the corporate office and $25,000 at the operating subsidiaries) in FY 2012 and $21,000 at the corporate office in FY 2013.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $11,000 and $17,000 in FY 2012 and FY 2013, respectively, and equipment and other services purchased by Pac-Van from these affiliated entities totaled $3,000 in FY 2013.

Note 8. Stock Option Plans

On August 29, 2006, the Board of Directors of the Company adopted the General Finance Corporation 2006 Stock Option Plan (“2006 Plan”), which was approved and amended by stockholders on June 14, 2007 and December 11, 2008, respectively. Options granted and outstanding under the 2006 Plan are either incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, or so-called non-qualified options that are not intended to meet incentive stock option requirements. All options granted do not have a term in excess of ten years, and the exercise price of any option is not less than the fair market value of the Company’s common stock on the date of grant. After the adoption by the Board of Directors and upon the approval of the 2009 Stock Incentive Plan (“2009 Plan”) by the stockholders (see below), the Company suspended any further grants under the 2006 Plan.

On September 21, 2009, the Board of Directors of the Company adopted the 2009 Plan, which was approved by the stockholders at the Company’s annual meeting on December 10, 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants, restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company suspended further grants under the 2006 Plan (see above). Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan. Unless terminated earlier at the discretion of the Board of Directors, the 2009 Plan will terminate September 21, 2019.

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

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2012, the weighted-average fair value of the stock options granted to non-employee consultants was $3.10, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.20%—1.59%, an expected life of 7.8 – 9.7 years an expected volatility of 77.45%, and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2013 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2012	1,843,664	$4.96
Granted	—	—
Exercised	(6,666)	1.22
Forfeited or expired	—	—

Outstanding at September 30, 2012	1,836,998	$4.97	6.9

Vested and expected to vest at September 30, 2012	1,836,998	$4.97	6.9

Exercisable at September 30, 2012	794,248	$7.20	5.3

At September 30, 2012, outstanding time-based options and performance-based options totaled 885,718 and 951,280, respectively. Also at that date, the Company’s market price for its common stock was $4.05 per share, which was at or below the exercise prices of almost half of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $1,700,000.

Share-based compensation of $3,831,000 related to stock options has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2012. At that date, there remains $1,310,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.70 years.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Royal Wolf Long Term Incentive Plan

In conjunction with the RWH IPO (see Note 1), Royal Wolf established the Royal Wolf Long Term Incentive Plan (the “LTI Plan”). Under the LTI Plan, the RWH Board of Directors may grant, at its discretion, options, performance rights and/or restricted shares of RWH capital stock to Royal Wolf employees and executive directors. Vesting terms and conditions may be up to four years and, generally, will be subject to performance criteria based primarily on enhancing shareholder returns using a number of key financial benchmarks, including EBITDA. In addition, unless the RWH Board determines otherwise, if an option, performance right or restricted share has not lapsed or been forfeited earlier, it will terminate at the seventh anniversary from the date of grant.

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

The LTI Plan, among other provisions, does not permit the transfer, sale, mortgage or encumbering of options, performance rights and restricted shares without the prior approval of the RWH Board. In the event of a change of control, the RWH Board, at its discretion, will determine whether, and how many, unvested options, performance rights and restricted shares will vest. In addition, if, in the RWH Board’s opinion, a participant acts fraudulently or dishonestly or is in breach of his obligations to Royal Wolf, the RWH Board may deem any options, performance rights and restricted shares held by or reserved for the participant to have lapsed or been forfeited.

As of September 30, 2012, the Royal Wolf Board of Directors has granted 375,000 performance rights to key management personnel under the LTI Plan. In FY 2013, share-based compensation of $65,000 related to the LTI Plan has been recognized in the statements of operations, with a corresponding benefit to equity.

Note 9. Commitments and Contingencies

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2011	2012
Cash flows from operating activities
Net income	$2,751	$2,492
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(99)	—
Gain on sales of lease fleet	(1,889)	(1,184)
Gain on bargain purchase of businesses	—	(215)
Unrealized foreign exchange gain	(45)	(360)
Unrealized loss (gain) on forward exchange contracts	(949)	349
Unrealized loss on interest rate swaps and options	535	80
Depreciation and amortization	4,558	5,300
Amortization of deferred financing costs	175	354
Share-based compensation expense	207	298
Deferred income taxes	1,535	1,402
Changes in operating assets and liabilities:
Trade and other receivables, net	(140)	3,865
Inventories	(8,915)	(1,463)
Prepaid expenses and other	431	(331)
Trade payables, accrued liabilities and unearned revenues	5,183	(6,392)
Income taxes	(246)	(298)

Net cash provided by operating activities	$3,092	$3,897

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

	Quarter Ended September 30,
	2011	2012
Revenues from external customers
North America:
Sales	$6,519	$4,454
Leasing	10,382	11,615

	16,901	16,069

Asia-Pacific:
Sales	21,690	19,268
Leasing	14,202	18,052

	35,892	37,320

Total	$52,793	$53,389

Operating income (loss)
North America	$1,037	$817
Asia-Pacific	5,620	6,043

Total	$6,657	$6,860

Interest income
North America	$2	$2
Asia-Pacific	93	21

Total	$95	$23

Interest expense
North America	$1,289	$1,523
Asia-Pacific	2,113	1,702

Total	$3,402	$3,225

Share-based compensation
North America	$171	$197
Asia-Pacific	36	101

Total	$207	$298

Depreciation and amortization
North America	$1,433	$1,407
Asia-Pacific	3,125	3,893

Total	$4,558	$5,300

Additions to long-lived assets
North America	$1,943	$4,208
Asia-Pacific	11,664	11,373

Total	$13,607	$15,581

	June 30,	September 30,
	2012	2012
Long-lived assets
North America	$112,867	$117,194
Asia-Pacific	159,323	170,971

Total	$272,190	$288,165

Goodwill
North America	$33,859	$33,883
Asia-Pacific	34,590	35,398

Total	$68,449	$69,281

Intersegment net revenues totaled $38,000 during FY 2012.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. Subsequent Events

On October 1, 2012, the Company, through GFNMC, acquired 90% of the membership interests of Southern Frac, LLC (“Southern Frac”) a manufacturer of liquid storage tank containers, for a purchase price of approximately $7,100,000 (subject to adjustments, as defined); $2,000,000 of which came from borrowings under a new $15,000,000 senior credit facility with Wells Fargo (the “Wells Fargo SF Credit Facility”) and $750,000 from the issuance of 750 shares of a new Series C Convertible Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $1,000 per share (“ Series C Preferred Stock ”). Each share of Series C Preferred Stock will accrue no dividends unless declared by the board of directors of the Company. The Series C Preferred Stock is convertible into common stock upon the earliest date that the shares of GFN common stock have a closing price equal to or in excess of $5.00 per share on the NASDAQ Stock Market. The Series C Preferred Stock sold in the Sale has not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Wells Fargo SF Credit Facility provides Southern Frac with (i) a three-year senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a $500,000 equipment term loan (the “ Equipment Term Loan ”), which fully amortizes over 36 months; (iii) a $1,500,000 term loan (the “ Term Loan B ” and, collectively with the Equipment Term Loan, the “ Term Loans”), which fully amortizes over 24 months; and (iv) up to $1,000,000 of capital expenditure loans (the “ CapEx Loans ”) which fully amortize over 36 months. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including excess availability and fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility will accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, 4.0% for the Equipment Term Loan, 7.0% for the Term Loan B and 4.0% for the CapEx Loans.

In November 2012, the Company, through Royal Wolf, purchased the businesses of Australian Container & Engineering Services Pty Limited, Container Engineering North Queensland Pty Limited and Australian Container Traders Pty Limited, collectively “Coral Seas Containers,” for approximately $5,800,000 (AUS$5,600,000). Coral Seas Containers, among other things, leases and sells containers and is based in Queensland.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2012 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

At September 30, 2012, we have two geographic (and operating) units, Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by us to be the Asia-Pacific (or Pan-Pacific) area; and Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two operating subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through eighteen customer service centers (“CSCs”) in Australia, seven CSCs in New Zealand and twenty-eight branch locations across eighteen states in the United States and in Alberta, Canada. As of September 30, 2012, we had 251 and 204 employees and 36,891 and 13,343 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2012 (“FY 2013”) Compared to Quarter Ended September 30, 2011 (“FY 2012”)

The following compares our FY 2013 results of operations with our FY 2012 results of operations.

Revenues. Revenues increased by $0.6 million, or 1%, to $53.4 million in FY 2013 from $52.8 million in FY 2012. This consisted of an increase of $1.4 million, or 4%, in revenues at Royal Wolf and a $0.8 million decrease, or 5%, in revenues at Pac-Van. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2013 versus FY 2012, caused a slight translation reduction in FY 2013 to the total revenues at Royal Wolf when compared to FY 2012. In Australian dollars, total revenues at Royal Wolf increased by 5% in FY 2013 from FY 2012. The average currency exchange rate of one Australian dollar during FY 2013 was $1.03933 U.S. dollar compared to $1.05266 U.S. dollar during FY 2012.

The revenue increase at Royal Wolf was primarily in the mining sector where revenues increased by approximately $1.4 million, or 32%, in FY 2013 from FY 2012. At Pac-Van, decreases of over $2.0 million in FY 2013 from FY 2012 in the services and education sectors more than offset the across-the-board increases in the other sectors.

Sales and leasing revenues represented 44% and 56% of total revenues in FY 2013 and 53% and 47% of total revenues in FY 2012, respectively.

Sales during FY 2013 amounted to $23.7 million, compared to $28.2 million during FY 2012; representing a decrease of $4.5 million, or 16%. This included a decrease of $2.5 million, or 12%, in sales at Royal Wolf and a $2.0 million decrease, or 31%, in sales at Pac-Van. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2013 versus FY 2012, caused a translation reduction in FY 2013 to the sales revenues at Royal Wolf when compared to FY 2012. In Australian dollars, sales at Royal Wolf decreased by 10% in FY 2013 from FY 2012. The sales decrease in FY 2013 from FY 2012 at Royal Wolf consisted of a $1.7 million decrease in our national accounts group (primarily from a decrease in unit sales of $1.8 million and an unfavorable foreign exchange translation effect of $0.1 million, offset slightly by higher average prices of $0.2 million) and a $0.8 million decrease in our CSC retail operations (primarily from lower unit sales of $0.6 million, decreases in average prices of $0.1 million and an unfavorable foreign exchange translation effect of $0.1 million). At Pac-Van, the lower sales in FY 2013 versus FY 2012 were primarily due to an over $2.4 million decrease in the services sector.

Leasing revenues during FY 2013 totaled $29.7 million, as compared to $24.6 million during FY 2012, representing an increase of $5.1 million, or 21%. Leasing revenues increased at Royal Wolf by $3.9 million, or 27%, and by $1.2 million, or 12%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2013 versus FY 2012, caused a translation reduction in FY 2013 to the leasing revenues at Royal Wolf when compared to FY 2012. In Australian dollars, leasing revenues at Royal Wolf increased by 29% in FY 2013 from FY 2012.

At Royal Wolf, average utilization in the retail operations was 86% during FY 2013 and 89 % during FY 2012; and average utilization in the national accounts group operations was 72% during FY 2013 and 76% during FY 2012. In

FY 2013 and FY 2012, the overall average utilization was 81% and 85%, respectively; and the average monthly lease rate of containers was AUS$162 in FY 2013 and AUS$147 in FY 2012. Leasing revenues in FY 2013 increased over FY 2012 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being over 4,300 higher in FY 2013 as compared to FY 2012. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remain strong in FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 85%, 84%, 77%, 67% and 76% and average monthly lease rates were $105, $254, $1,118, $234 and $838 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2013; as compared to 88%, 82%, 0%, 66% and 79% and $101, $251, $0, $224 and $758 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2012, respectively. The average composite utilization rate in both FY 2013 and FY 2012 was 77%, and the composite average monthly number of units on lease was over 1,100 higher in FY 2013 as compared to FY 2012. The strong utilization and generally higher monthly lease rates resulted primarily from improved demand across most sectors, with reduced leasing revenues in only the government and education sectors.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $3.2 million to $17.3 million during FY 2013 from $20.5 million during FY 2012 as a result of the lower sales volume discussed above. Our gross profit percentage from sales revenues was 27% in both FY 2013 and FY 2012.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations (which excludes depreciation and amortization) and selling and general expenses increased in absolute dollars (by $2.8 million to $23.9 million during FY 2013 from $21.1 million during FY 2012) and as a percentage of revenues (to 44% in FY 2013 from 40% in FY 2012). This increase is not only due to our current increased business activity, but also to support contemplated future growth.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $5.3 million in FY 2013 from $4.6 million in FY 2012 primarily as a result of our increasing investment in the lease fleet.

Interest Expense. Interest expense of $3.2 million in FY 2013 was $0.2 million lower than the $3.4 million in FY 2012. This was comprised of a decrease in interest expense of $0.4 million at Royal Wolf and an increase in interest expense of $0.2 million in North America. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 6.4% in FY 2013 was substantially lower than the 9.4% in FY 2012 and more than offset the comparative higher average borrowings. However, in North America, the higher average borrowings in FY 2013, as compared to FY 2012, was not fully offset by a decrease in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 5.8% in FY 2013 from 6.2% in FY 2012.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to U.S. dollar was $1.0597 at June 30, 2011, $0.9793 at September 30, 2011, $1.0161 at June 30, 2012 and 1.0381 at September 30, 2012. In FY 2013 and FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $0.4 million and $0.1 million and $45,000 and $(2,000), respectively; and net unrealized gains (losses) on forward currency exchange contracts totaled $(0.3 million) and $0.9 million, respectively. In FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $0.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Income Taxes. Our effective income tax rate was 38.0% in both FY 2013 and FY 2012. The effective rate is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes.

Noncontrolling Interest. Noncontrolling interest represents the pro rata share in the Royal Wolf results of operations of the shareholders of the RWH capital stock, other than us. In FY 2013, the charge for noncontrolling interest was $1.5 million, as compared to $1.7 million in FY 2012, reflecting the slightly lower profitability of Royal Wolf between periods. This was due primarily to larger comparative net unrealized gains from foreign exchange and derivative instrument transactions in FY 2012 more than offsetting the greater comparative operating profit in FY 2013.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $1.0 million in both FY 2013 and FY 2012. Effectively, the greater operating profit in both the Pan-Pacific area and North America, as well as lower interest expense, were offset by lower gains from foreign exchange and derivative instrument transactions in FY 2013 when compared to FY 2012.

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

	Quarter Ended September 30,
	2011	2012
Net income	$2,751	$2,492
Add (deduct) —
Provision for income taxes	1,686	1,527
Foreign currency exchange gain and other	(1,087)	(361)
Interest expense	3,402	3,225
Interest income	(95)	(23)
Depreciation and amortization	4,558	5,300
Share-based compensation expense	207	298

Adjusted EBITDA	$11,422	$12,458

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

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA, and the Private Bank and Trust Company (the “Wells Fargo Credit Facility “). Under the Wells Fargo Credit Facility, Pac-Van may borrow up to $110,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. In connection with the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid.

Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

As of September 30, 2012, our required principal and other obligations payments for the twelve months ending September 30, 2013 and the subsequent three fiscal years are as follows (in thousands):

	Twelve Months Ending September 30,
	2013	2014	2015	2016
ANZ Credit Facility (a)	$2,196	$96,180	$366	$197
Wells Fargo Credit Facility (b)	—	—	—	—
Other	245	721	18	—

	$2,441	$96,901	$384	$197

(a)	Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ Credit Facility in June 2014.
(b)	The Wells Fargo Credit Facility matures in September 2017.

We intend to continue utilizing our operating cash flow and borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and acquisitions.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Cash Flow for FY 2013 Compared to FY 2012

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

	Quarter Ended September 30,
	2011	2012
Net cash provided by operating activities	$3,092	$3,897

Net cash used in investing activities	$(5,656)	$(14,419)

Net cash provided by financing activities	$2,099	$9,816

Operating activities. Our operations provided net cash flow of $3.9 million during FY 2013, an increase of $0.8 million from the $3.1 million provided during FY 2012. Though net income of $2.5 million in FY 2013 was lower by $0.3 million from net income of $2.8 million in FY 2012 and our operating cash flows were reduced by $4.6 million from the management of operating assets and liabilities in FY 2013, as compared to a reduction of $3.7 million in FY 2012, operating cash flows in FY 2013 increased by $1.0 million over FY 2012 as a result of larger non-cash adjustments of depreciation and amortization on fixed and intangible assets. Depreciation and amortization totaled $5.7 million in FY 2013 versus $4.7 million in FY 2012. In addition, net unrealized losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which reduce operating results, but are non-cash add-backs for cash flow purposes, were $0.1 million in FY 2013 versus a net gain non-cash reduction to operating cash flows of $0.5 million in FY 2012. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $1.4 million in FY 2013 and $1.5 million in FY 2011. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2013 and FY 2012, operating cash flows were reduced by gains on the sales of lease fleet of $1.2 million and $1.9 million, respectively, and enhanced by non-cash share-based compensation charges of $0.3 million and $0.2 million, respectively.

Investing Activities. Net cash used by investing activities was $14.4 million during FY 2013, as compared to $5.7 million being used during FY 2012. Purchases of property, plant and equipment, or rolling stock, were approximately $2.0 million in FY 2013 versus only $0.4 million in FY 2012; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $10.2 million in FY 2013 as compared to $5.3 million in FY 2012. The increase in FY 2013 net capital expenditures from FY 2012 was due to primarily container lease fleet purchases in both the Pan-Pacific area and North America. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and, other than a preferred supply agreement which requires us to purchase yearly up to a certain amount of containers, if offered to us (see Note 9 of Notes to Condensed Consolidated Financial Statements), we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2013, we made three acquisitions, one in Australia and two in the in the United States, for cash totaling $2.1 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). There were no acquisitions in FY 2012.

Financing Activities. Net cash provided by financing activities was $9.8 million during FY 2013, as compared to $2.1 million provided during FY 2012. In FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $90.7 million on the existing credit facilities, including the new Wells Fargo Credit Facility, primarily to fund our increasing investment in the container lease fleet. This compares to increasing outstanding borrowings in FY 2012 by a net $2.3 million. Also in FY 2013, we incurred deferred financing costs of $1.4 million in connection with the refinancing at Pac-Van.

Asset Management

Receivables and inventories were each $32.6 million at September 30, 2012 and $35.4 million and $31.2 million at June 30, 2012, respectively. Effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. At September 30, 2012, days sales outstanding (“DSO”) in trade receivables were 46 days and 50 days for Royal Wolf and Pac-Van, as compared to 41 days and 51 days at June 30, 2012, respectively.

The net book value of our total lease fleet increased from $259.5 million at June 30, 2012 to $274.0 million at September 30, 2012. At September 30, 2012, we had 50,234 units (18,215 units in retail operations in Australia, 10,125 units in national account group operations in Australia, 8,551 units in New Zealand, which are considered retail; and 13,343 units in North America) in our lease fleet, as compared to 48,888 units (18,297 units in retail operations in Australia, 9,971 units in national account group operations in Australia, 8,229 units in New Zealand, which are considered retail; and 12,391 units in North America) at June 30, 2012. At those dates, 40,700 units (15,418 units in retail operations in Australia, 7,169 units in national account group operations in Australia, 7,528 units in New Zealand, which are considered retail; and 10,585 units in North America) and 39,001 units (14,957 units in retail operations in Australia, 7,291 units in national account group operations in Australia, 7,205 units in New Zealand, which are considered retail; and 9,548 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 33,310 storage and freight containers and 3,581 portable building containers at September 30, 2012; and 33,203 storage and freight containers and 3,294 portable building containers at June 30, 2012. At those dates, units on lease were comprised of 27,244 storage and freight containers and 2,871 portable building containers; and 26,988 storage and freight containers and 2,465 portable building containers, respectively.

In North America, the lease fleet was comprised of 6,137 storage containers, 1,317 office containers (GLOs), 104 portable liquid storage tank containers, 4,798 mobile offices and 987 modular units at September 30, 2012; and 5,247 storage containers, 1,272 office containers, 55 portable liquid storage tank containers, 4,825 mobile offices and 992 modular units at June 30, 2012. At those dates, units on lease were comprised of 5,373 storage containers, 1,142 office containers, 81 portable liquid storage tank containers, 3,246 mobile offices and 743 modular units; and 4,498 storage containers, 1,034 office containers, 39 portable liquid storage tank containers, 3,220 mobile offices and 757 modular units, respectively

Off-Balance Sheet Arrangements

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We performed an annual impairment test on goodwill at June 30 using the two-step quantatative process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At September 30, 2012, there were no significant changes in events or circumstances that were not existing or considered at Royal Wolf or Pac-Van since the annual test at June 30, 2012.

At June 30, 2012, we performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, we considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted EBITDA. Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit. If the carrying value of the net assets of any reporting unit would have exceeded its fair value, a step-two impairment test would have been performed. In a step-two test, we would be required to determine the implied fair value of the goodwill and compare it to the carrying value of the goodwill. Generally, this would involve allocating the fair value of the reporting unit to the respective assets and liabilities (as if the reporting unit had been acquired in separate and individual business combination and the fair value was the price paid to acquire it) with the excess of the fair value of the reporting unit over the amounts assigned to their respective assets and liabilities being the implied fair value of goodwill. It was determined that the fair value of both the Royal Wolf and Pac-Van reporting units exceeded the carrying values of its net assets at June 30, 2012. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We tested impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply.

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

Reference is made to Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of financial instruments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the SEC on September 17, 2012 (“Annual Report”). There have been no material changes to the risk factors disclosed in our Annual Report and other subsequent filings with the SEC.

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

Date: November 13, 2012	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Credit Agreement dated September 7, 2012 among Wells Fargo Bank, National Association, HSBC Bank USA, NA and the Private Bank and Trust Company and Pac-Van 2011 (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012)

10.2	Guaranty and Security Agreement dated September 7, 2012 by Pac-Van for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012)

10.3	Trademark Security Agreement dated September 7, 2012 by Pac-Van for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012)

10.4	Pledge Agreement dated September 7, 2012 by GFNNA for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012)

10.5	Guaranty and Security Agreement dated September 7, 2012 by PV Acquisition Corp. for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101*	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.