Form 10-Q
period 2012-12-31
General Finance CORP
filed 2013-02-13
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,033,231 shares outstanding as of February 4, 2013.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	December 31, 2012
		(Unaudited)
Assets
Cash and cash equivalents	$7,085	$5,594
Restricted cash	—	1,000
Trade and other receivables, net of allowance for doubtful accounts of $2,538 and $2,232 at June 30, 2012 and December 31, 2012, respectively	35,443	33,420
Inventories	31,206	42,472
Prepaid expenses and other	5,029	5,601
Property, plant and equipment, net	12,732	18,435
Lease fleet, net	259,458	289,983
Goodwill	68,449	72,664
Other intangible assets, net	18,158	20,240

Total assets	$437,560	$489,409

Liabilities
Trade payables and accrued liabilities	$35,964	$36,480
Income taxes payable	593	404
Unearned revenue and advance payments	12,151	14,740
Senior and other debt	174,092	210,937
Deferred tax liabilities	20,763	24,018

Total liabilities	243,563	286,579

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,750 shares issued and outstanding (in series) and liquidation value of $1,438 and $2,188 at June 30, 2012 and December 31, 2012, respectively	1,395	2,145
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,019,965 and 22,026,631 shares outstanding at June 30, 2012 and December 31, 2012, respectively	2	2
Additional paid-in capital	112,865	113,301
Accumulated other comprehensive income	5,809	7,156
Accumulated deficit	(22,877)	(20,107)

Total General Finance Corporation stockholders’ equity	97,194	102,497
Equity of noncontrolling interests	96,803	100,333

Total equity	193,997	202,830

Total liabilities and equity	$437,560	$489,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Revenues
Sales:
Lease inventories and fleet	$22,935	$24,276	$51,144	$47,998
Manufactured units	—	7,731	—	7,731

	22,935	32,007	51,144	55,729
Leasing	25,172	31,345	49,756	61,012

	48,107	63,352	100,900	116,741

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	16,756	18,091	37,233	35,403
Manufactured units	—	6,549	—	6,549
Direct costs of leasing operations	10,065	11,397	19,952	22,381
Selling and general expenses	11,181	13,342	22,395	26,275
Depreciation and amortization	4,682	5,287	9,240	10,587

Operating income	5,423	8,686	12,080	15,546
Interest income	33	17	128	40
Interest expense	(2,888)	(2,630)	(6,290)	(5,855)
Foreign currency exchange gain (loss) and other	(764)	107	323	468

	(3,619)	(2,506)	(5,839)	(5,347)

Income before provision for income taxes	1,804	6,180	6,241	10,199
Provision for income taxes	686	2,349	2,372	3,876

Net income	1,118	3,831	3,869	6,323
Preferred stock dividends	(44)	(43)	(89)	(86)
Noncontrolling interest	(1,007)	(2,067)	(2,676)	(3,553)

Net income attributable to common stockholders	$67	$1,721	$1,104	$2,684

Net income per common share:
Basic	$0.00	$0.08	$0.05	$0.12
Diluted	0.00	0.08	0.05	0.12

Weighted average shares outstanding:
Basic	22,013,299	22,026,631	22,013,299	22,025,690
Diluted	22,255,264	22,631,194	22,255,167	22,630,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Net income	$1,118	$3,831	$3,869	$6,323
Other comprehensive income (loss):
Fair value change in derivative, net of income tax provision (benefit) of $62 and $(96) for the quarter and six months ended December 31, 2012, respectively	—	144	—	(224)
Cumulative translation adjustment	4,662	(315)	(5,376)	2,930

Total comprehensive income (loss)	5,780	3,660	(1,507)	9,029
Comprehensive loss (gain) allocated to noncontrolling interests	(3,338)	(1,996)	2,464	(4,912)

Comprehensive income allocable to General Finance Corporation stockholders	$2,442	$1,664	$957	$4,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$1,395	$2	$112,865	$5,809	$(22,877)	$97,194	$96,803	$193,997
Share-based compensation	—	—	514	—	—	514	132	646
Preferred stock dividends	—	—	(86)	—	—	(86)	—	(86)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(2,345)	(2,345)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(58)	(58)
Issuance of 6,666 shares of common stock	—	—	8	—	—	8	—	8
Issuance of 750 shares of cumulative preferred stock	750	—	—	—	—	750	—	750
Noncontrolling interest at acquisition of Southern Frac (Note 4)	—	—	—	—	—	—	889	889
Net income	—	—	—	—	2,770	2,770	3,553	6,323
Fair value change in derivative, net of related tax effect	—	—	—	(112)	—	(112)	(112)	(224)
Cumulative translation adjustment	—	—	—	1,459	—	1,459	1,471	2,930

Total comprehensive income	—	—	—	—	—	4,117	4,912	9,029

Balance at December 31, 2012	$2,145	$2	$113,301	$7,156	$(20,107)	$102,497	$100,333	$202,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2012
Net cash provided by (used in) operating activities (Note 10)	$(763)	$10,614

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(12,890)
Proceeds from sales of property, plant and equipment	328	109
Purchases of property, plant and equipment	(1,273)	(4,467)
Proceeds from sales of lease fleet	13,771	13,585
Purchases of lease fleet	(28,625)	(37,720)
Other intangible assets	(71)	(130)

Net cash used in investing activities	(15,870)	(41,513)

Cash flows from financing activities:
Repayments of equipment financing activities	(274)	(264)
Repayment of senior credit facility and subordinated note (Note 5)	—	(79,175)
Proceeds from senior and other debt borrowings, net	17,574	112,630
Deferred financing costs	—	(1,407)
Proceeds from issuances of common stock	—	8
Purchases of subsidiary capital stock	—	(58)
Dividends on capital stock by subsidiary	—	(2,345)
Preferred stock dividends	(89)	(86)

Net cash provided by financing activities	17,211	29,303

Net increase (decrease) in cash	578	(1,596)
Cash and equivalents at beginning of period	6,574	7,085
The effect of foreign currency translation on cash	(961)	105

Cash and equivalents at end of period	$6,191	$5,594

Non-cash investing and financing activities:

On October 1, 2012, the Company issued convertible cumulative preferred stock of $750 and a noninterest-bearing seller holdback note of $2,000 as part of the consideration for a business acquisition (see Note 4)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as (“d.b.a.”) “Container King” (collectively “Pac-Van”).

At December 31, 2012, the Company has two geographic (and three operating) units, Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America (see Note 4).

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through December 31, 2012, RWH had a total of 100,387,052 shares of capital stock issued and outstanding, of which GFN U.S. owns a direct (and the Company an indirect) majority interest of over 50%.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2013. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed with the Securities and Exchange Commission (“SEC”).

Certain reclassifications have been made to conform to the current period presentation. Unless otherwise indicated, references to “FY 2012” and “FY 2013” are to the six months ended December 31, 2011 and 2012, respectively.

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

	June 30,	December 31,
	2012	2012
Finished goods	$30,053	$39,124
Work in progress	1,153	1,569
Raw materials	—	1,779

	$31,206	$42,472

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
		2012	2012
Land	—	$2,016	$2,286
Building and improvements	10 — 40 years	1,020	3,341
Transportation and plant equipment (including capital lease assets)	3 — 20 years	18,196	22,674
Furniture, fixtures and office equipment	3 — 10 years	3,589	3,908

		24,821	32,209
Less accumulated depreciation and amortization		(12,089)	(13,774)

		$12,732	$18,435

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5—20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2012 and December 31, 2012, the gross cost of the lease fleet was $294,258,000 and $330,249,000, respectively.

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

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities the Company has outstanding are warrants, stock options and convertible preferred stock. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Basic	22,013,299	22,026,631	22,013,299	22,025,690
Assumed exercise of warrants	—	155,718	—	155,718
Assumed exercise of stock options	241,965	448,845	241,868	448,845
Assumed exercise of convertible preferred stock	—	—	—	—

Diluted	22,255,264	22,631,194	22,255,167	22,630,253

Potential common stock equivalents totaling 3,448,488 and 3,448,585 for the quarter ended December 31, 2011 and FY 2012, respectively, and 3,476,058 for both the quarter ended December 31, 2012 and FY 2013 have been excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. At December 31, 2012, the Company had outstanding a total of 4,187,247 warrants that would enable the holders to acquire an additional 2,093,623 shares of common stock at an exercise price of $4.00 per share.

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company recorded the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of December 31, 2012, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

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

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances, which total $40,000 at December 31, 2012, are classified as a liability in the condensed consolidated balance sheet under the caption “Senior and other debt.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of December 31, 2012, since issuance, dividends paid or payable totaled $624,000 and $46,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

In connection with the Southern Frac acquisition (see Note 4), the Company issued 750 shares of a new Series C Convertible Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $1,000 per share (“Series C Preferred Stock “). Each share of Series C Preferred Stock will accrue no dividends unless declared by the Board of Directors of the Company. The Series C Preferred Stock is automatically convertible into 150,000 shares of GFN common stock at the date that the shares of GFN common stock have a closing price equal to or in excess of $5.00 per share on the NASDAQ Stock Market. If after two years the shares have not converted automatically, the holder can convert at there discretion. In addition the shares are redeemable by the Company for cash at any time for the liquidation value plus accrued but unpaid dividends.

Royal Wolf Dividend

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012. The condensed consolidated financial statements reflect the amount of the dividend pertaining to the noncontrolling interest.

Note 4. Acquisitions

The Company can enhance its business and market share by entering into new markets in various ways, including starting up a new location or acquiring a business consisting of container, modular unit or mobile office assets of another entity. An acquisition generally provides the Company with operations that enables it to at least cover existing overhead costs and is preferable to a start-up or greenfield location. The businesses discussed below were acquired primarily to expand the Company’s container lease fleet.

On August 1, 2012, the Company, through Royal Wolf, purchased the business of Tassay Pty Ltd., d.b.a. “Rockhampton Container Sales,” for approximately $656,000 (AUS$624,000), which included a holdback amount of $32,000 (AUS$31,000) . Rockhampton Container Sales leases and sells containers and is based in Rockhampton, Queensland.

On August 17, 2012, the Company, through Pac-Van, purchased the business of Camelback Container Services, LLC (“Camelback”) for $178,000, which included a holdback amount of $16,000. Camelback performs, among other things, custom modifications of ground level offices and storage containers in Phoenix, Arizona.

On September 17, 2012, the Company, through Pac-Van, purchased the business of Container Connection, LLC (“Container Connection”) for $1,534,000, which included a holdback amount of $207,000. Container Connection leases and sells containers in Albany, Georgia and Orlando, Florida.

On October 1, 2012, the Company, through GFNMC, acquired 90% of the membership interests of Southern Frac for $6,969,000; which included a noninterest-bearing holdback note of $2,000,000 payable over three years and, therefore, discounted to $1,572,000 at the date of acquisition. Funding for this acquisition included $2,000,000 from borrowings under a new $15,000,000 senior credit facility with Wells Fargo Bank, National Association (“Wells Fargo SF Credit Facility”—see Note 5) and $750,000 from the issuance of 750 shares of Series C Preferred Stock (see Note 3). In conjunction with the acquisition of Southern Frac, GFNMC entered into an agreement with the 10% noncontrolling interest holder for a call option that provides that for the period commencing on April 1, 2013 through October 1, 2017, GFNMC may purchase the noncontrolling interest for an initial price of $1,500,000, with incremental increases of $250,000 for each of the subsequent seven six-month periods. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas.

On November 5, 2012, the Company, through Royal Wolf, purchased the businesses of Australian Container & Engineering Services Pty Limited, Container Engineering North Queensland Pty Limited and Australian Container Traders Pty Limited, collectively “Coral Seas Containers,” for approximately $5,618,000 (AUS$5,434,000), which included a holdback amount of $289,000 (AUS$280,000). Coral Seas Containers, among other things, leases and sells containers and is based in Queensland.

On November 22, 2012, the Company, through Royal Wolf, purchased the business of Cairns Containers Pty Limited (“Cairns Containers”) for approximately $845,000 (AUS$814,000), which included a holdback amount of $44,000 (AUS$43,000). Cairns Container leases and sells containers and is based in Cairns, Queensland.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying condensed consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The allocations for the acquisitions in FY 2013 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Southern Frac October 1, 2012	Coral Seas Containers November 5, 2012	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Restricted cash	$1,000	$—	$—	$1,000
Trade and other receivables	3,203	14	1	3,218
Inventories	2,296	528	28	2,852
Prepaid expenses and other	152	—	4	156
Property, plant and equipment	2,892	107	224	3,223
Lease fleet	—	3,649	2,666	6,315
Accounts payables and accrued liabilities	(6,202)	(177)	(99)	(6,478)
Income taxes payable	—	—	—	—
Unearned revenue and advance payments	—	(8)	(15)	(23)
Long-term debt and obligations	(47)	—	—	(47)
Noncontrolling interest	(889)	—	—	(889)

Total net tangible assets acquired, liabilities assumed and noncontrolling interest	2,405	4,113	2,809	9,327
Fair value of intangible assets acquired:
Non-compete agreement	71	580	331	982
Customer lists	1,112	295	250	1,657
Trade name	387	—	—	387
Other	261	—	—	261
Goodwill	2,733	630	38	3,401

Total intangible assets acquired	4,564	1,505	619	6,688

Total purchase allocation	$6,969	$5,618	$3,428	$16,015

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Rockhampton Container Sales and Container Connection resulting in estimated bargain purchase gains of $55,000 and $160,000, respectively. These gains have been recorded as non-operating income in the accompanying condensed consolidated statements of operations.

Transaction costs are expensed as incurred and included in selling and general expenses in the accompanying condensed consolidated statements of operations. Transaction costs associated with the Southern Frac acquisition totaled approximately $200,000 and were not material for the other acquisitions in FY 2013.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $128,900,000 (AUS$100,000,000 and NZ$29,400,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The facility matures on June 30, 2014, except for a $15,561,000 (AUS$15,000,000) revolving sub-facility that matures on November 14, 2014. The ANZ senior credit facility, as amended, is comprised of a working capital sub-facility (primarily for receivable financing) and revolving sub-facilities (primarily for lease fleet purchases and acquisitions) in both Australia and New Zealand. As of December 31, 2012, based upon the exchange rate of one Australian dollar to $1.0374 U.S. dollar and one New Zealand dollar to $0.7909 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $111,012,000 (AUS$107,010,000) and $17,897,000 (AUS$17,252,000), respectively. At December 31, 2012, borrowings under the working capital and revolving sub-facilities totaled $6,482,000 (AUS$6,248,000) and $104,530,000 (AUS$100,762,000), respectively, and bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus 1.85%—2.05% per annum. At December 31, 2012, the BBSY and BKBM was 3.17% and 2.72%, respectively.

Royal Wolf also has a $3,112,200 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services and a bank guarantee sub-facility of $1,037,400 (AUS$1,000,000).

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

Pac-Van Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA, and the Private Bank and Trust Company (the “Wells Fargo Credit Facility “). Under the Wells Fargo Credit Facility, Pac-Van may borrow up to $110,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. Borrowings will accrue interest, at Pac-Van’s option, either at the base rate plus 1.75% to 2.25% or the LIBOR plus 2.75% to 3.25%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios and utilization ratios, and provides that at any time prior to September 7, 2016, Pac-Van, subject to certain conditions, may increase the amount that may be borrowed under the Credit Facility by $10,000,000 to a maximum of $120,000,000. In connection with the initial funding of the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid and, in addition, the limited guaranty by Ronald F. Valenta and Lydia D. Valenta was terminated.

At December 31, 2012, borrowings and availability under the Wells Fargo Credit Facility totaled $92,651,000 and $20,264,000, respectively.

Southern Frac Senior Credit Facility

The Wells Fargo SF Credit Facility provides Southern Frac with (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a $500,000 equipment term loan (the “Equipment Term Loan”), which fully amortizes over 36 months; (iii) a $1,500,000 term loan (the “Term Loan B” and, collectively with the Equipment Term Loan, the “Term Loans”), which fully amortizes over 24 months; and (iv) up to $1,000,000 of capital expenditure loans (the “CapEx Loans”) which fully amortize over 36 months. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including excess availability and fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility will accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, 4.0% for the Equipment Term Loan, 7.0% for the Term Loan B and 4.0% for the CapEx Loans.

At December 31, 2012, borrowings and availability under the Wells Fargo SF Credit Facility totaled $2,484,000 and $1,748,000, respectively.

Other

Other debt, including redeemable preferred stock (see Note 3) and a seller note payable in connection with the Southern Frac acquisition (see Note 4) totaled $4,790,000 at December 31, 2012.

The weighted-average interest rate in the Asia-Pacific area was 8.8% and 6.0% in FY 2012 and FY 2013, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in the United States was 6.3% and 4.9% in FY 2012 and FY 2013, respectively; which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Loan Covenant Compliance

At December 31, 2012, the Company was in compliance with the financial covenants under its senior credit facilities.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balances sheets and condensed consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2012	December 31, 2012
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(1,539)	$(1,971)
Forward-Exchange Contracts	Trade payables and accrued liabilities	(102)	(147)

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2011	2012	2011	2012
Swap Contracts and Options (Caps and Collars)	Unrealized loss included in interest expense	$(68)	$—	$(603)	$(80)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(794)	263	155	(86)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be fully effective in FY 2013 and, therefore, changes in its fair value were recorded in accumulated other comprehensive income. The Company expects this derivative to remain fully effective during the remaining term of the swap and no amount of ineffectiveness has been recorded in the condensed consolidated statement of operations. However, should any portion of the hedge be considered ineffective, such amounts included in accumulated other comprehensive income would be reclassified to current earnings.

The Company’s interest rate swap and option (cap and collar) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2012, there was one open interest rate swap contract and one open interest rate option (collar) contract; and, as of December 31, 2012, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2012		December 31, 2012
	Swap	Option (Collar)	Swap	Option (Collar)
Notional amounts	$15,242	$25,403	$51,870	$—
Fixed/Strike Rates	6.25%	6.25%	3.98%	—%
Floating Rates	5.47%	5.47%	3.17%	—%
Fair Value of Combined Contracts	$(587)	$(952)	$(1,971)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2012, there were 12 open forward exchange contracts; and, as of December 31, 2012, there were 35 open forward exchange contracts that mature between January 2013 and August 2013, as follows (dollars in thousands):

	June 30, 2012		December 31, 2012
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$7,096	$—	$9,541	$—
Exchange/Strike Rates (AUD to USD)	0.9702 –1.0201	—	0.9656 –1.0346	—
Fair Value of Combined Contracts	$(102)	$—	$(147)	$—

In FY 2012 and FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $(710,000) and $757,000, and $105,000 and $162,000, respectively. For the quarter ended December 31, 2011 and 2012, net unrealized and realized foreign exchange gains (losses) totaled $(756,000) and $759,000, and $(255,000) and $25,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities and Laminar Note was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2012. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities and Laminar Note as of June 30, 2012 was determined to be approximately $174,200,000. The Company also determined that the fair value of its other debt of $1,132,000 at June 30, 2012 approximated or would not vary significantly from their carrying values. Based on the refinancing at Pac-Van (see Note 5) and acquisition of Southern Frac (see Note 4), current market conditions and other factors, the Company has determined that the fair value of the Wells Fargo Credit Facility, Wells Fargo SF Credit Facility, ANZ senior credit facility and other debt at December 31, 2012 approximates or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $55,000 in both FY 2012 and FY 2013.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $94,000 ($42,000 at the corporate office and $52,000 at the operating subsidiaries) in FY 2012 and $42,000 at the corporate office in FY 2013.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $21,000 and $31,000 in FY 2012 and FY 2013, respectively, and equipment and other services purchased by Pac-Van from these affiliated entities totaled $26,000 and $3,000 in FY 2012 and FY 2013, respectively.

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

At December 31, 2012, the weighted-average fair value of the stock options granted to non-employee consultants was $3.21, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.23%—1.62%, an expected life of 7.5 – 9.4 years an expected volatility of 77.5%, and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2013 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2012	1,843,664	$4.96
Granted	—	—
Exercised	(6,666)	1.22
Forfeited or expired	—	—

Outstanding at December 31, 2012	1,836,998	$4.97	6.7

Vested and expected to vest at December 31, 2012	1,836,998	$4.97	6.7

Exercisable at December 31, 2012	883,408	$7.18	5.1

At December 31, 2012, outstanding time-based options and performance-based options totaled 885,718 and 951,280, respectively. Also at that date, the Company’s market price for its common stock was $4.30 per share, which was at or below the exercise prices of almost half of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $1,930,000.

Share-based compensation of $4,052,000 related to stock options has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2012. At that date, there remains $1,096,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.7 years.

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

As of December 31, 2012, the Royal Wolf Board of Directors has granted 865,000 performance rights to key management personnel under the LTI Plan. In FY 2013, share-based compensation of $193,000 related to the LTI Plan has been recognized in the statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2011	2012
Cash flows from operating activities
Net income	$3,869	$6,323
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(126)	(96)
Gain on sales of lease fleet	(3,111)	(3,270)
Gain on bargain purchase of businesses	—	(215)
Unrealized foreign exchange loss (gain)	710	(105)
Unrealized loss (gain) on forward exchange contracts	(155)	86
Unrealized loss on interest rate swaps and options	603	80
Depreciation and amortization	9,240	10,696
Amortization of deferred financing costs	346	485
Accretion of interest	—	50
Share-based compensation expense	420	646
Deferred income taxes	1,975	3,292
Changes in operating assets and liabilities:
Trade and other receivables, net	(392)	6,022
Inventories	(15,176)	(7,655)
Prepaid expenses and other	79	(1,002)
Trade payables, accrued liabilities and unearned revenues	1,150	(4,618)
Income taxes	(195)	(105)

Net cash provided by (used in) operating activities	$(763)	$10,614

Note 11. Segment Reporting

The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its two geographic segments (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Revenues from external customers
North America:
Sales	$4,549	$13,825	$11,068	$18,279
Leasing	9,989	12,016	20,371	23,631

	14,538	25,841	31,439	41,910

Asia-Pacific:
Sales	18,386	18,182	40,076	37,450
Leasing	15,183	19,329	29,385	37,381

	33,569	37,511	69,461	74,831

Total	$48,107	$63,352	$100,900	$116,741

Operating income
North America	$394	$1,659	$1,431	$2,476
Asia-Pacific	5,029	7,027	10,649	13,070

Total	$5,423	$8,686	$12,080	$15,546

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest income
North America	$2	$—	$4	$2
Asia-Pacific	31	17	124	38

Total	$33	$17	$128	$40

Interest expense
North America	$1,324	$1,096	$2,613	$2,619
Asia-Pacific	1,564	1,534	3,677	3,236

Total	$2,888	$2,630	$6,290	$5,855

Share-based compensation
North America	$135	$184	$306	$381
Asia-Pacific	78	164	114	265

Total	$213	$348	$420	$646

Depreciation and amortization
North America	$1,440	$1,686	$2,873	$3,093
Asia-Pacific	3,242	3,710	6,367	7,603

Total	$4,682	$5,396	$9,240	$10,696

Additions to long-lived assets
North America			$4,994	$16,118
Asia-Pacific			24,904	26,069

Total			$29,898	$42,187

	At
	June 30, 2012	December 31, 2012
Long-lived assets
North America	$112,867	$128,793
Asia-Pacific	159,323	179,625

Total	$272,190	$308,418

Goodwill
North America	$33,859	$36,608
Asia-Pacific	34,590	36,056

Total	$68,449	$72,664

Intersegment net revenues totaled $33,000 during the quarter ended December 31, 2011 and $71,000 during FY 2012. There were no intersegment net revenues in FY 2013. However, intrasegment net revenues of portable liquid storage containers from Southern Frac to Pac-Van in North America totaled $3,587,000 during both the quarter ended December 31, 2012 and FY 2013.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as “Container King” (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

At December 31, 2012, we have two geographic and three operating units. Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by us to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers for sale in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through nineteen customer service centers (“CSCs”) in Australia, seven CSCs in New Zealand and twenty-eight branch locations across eighteen states in the United States and in Alberta, Canada. As of December 31, 2012, we had 254 and 454 employees and 39,226 and 14,038 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2012 (“QE FY 2013”) Compared to Quarter Ended December 31, 2011 (“QE FY 2012”)

The following compares our QE FY 2013 results of operations with our QE FY 2012 results of operations.

Revenues. Revenues increased by $15.2 million, or 32%, to $63.3 million in QE FY 2013 from $48.1 million in QE FY 2012. This consisted of an increase of $3.9 million, or 12%, in revenues at Royal Wolf, a $3.6 million increase, or 25%, in revenues at Pac-Van, and $7.7 million from Southern Frac, which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2013 versus QE FY 2012, caused a translation increase in QE FY 2013 to the total revenues at Royal Wolf when compared to QE FY 2012. In Australian dollars, total revenues at Royal Wolf increased by 9% in QE FY 2013 from QE FY 2012. The average currency exchange rate of one Australian dollar during QE FY 2013 was $1.03836 U.S. dollar compared to $1.01236 U.S. dollar during QE FY 2012.

The revenue increase at Royal Wolf was primarily in the mining and consumer sectors where revenues increased by approximately $2.7 million, or 19%, in QE FY 2013 from QE FY 2012. At Pac-Van, the revenue increase in QE FY 2013 from QE FY 2012 was across-the-board in most sectors, particularly in commercial, construction, services and mining and energy.

Sales and leasing revenues of our leasing operations represented 44% and 56% of total revenues (not including Southern Frac) in QE FY 2013 and 48% and 52% of total revenues in QE FY 2012, respectively.

Sales during QE FY 2013 amounted to $32.0 million, compared to $22.9 million during QE FY 2012; representing an increase of $9.1 million, or 40%. This included a decrease of $0.2 million, or 1%, in sales at Royal Wolf, a $1.6 million increase, or 36%, in sales at Pac-Van and $7.7 million of sales from Southern Frac. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2013 versus QE FY 2012, caused a translation increase in QE FY 2013 to the sales revenues at Royal Wolf when compared to QE FY 2012. In Australian dollars, sales at Royal Wolf decreased by 4% in QE FY 2013 from QE FY 2012. The sales decrease in QE FY 2013 from QE FY 2012 at Royal Wolf consisted of a $1.2 million decrease in our CSC retail operations (primarily from lower unit sales of $0.8 million and decreases in average prices of $0.8 million, offset somewhat by a favorable foreign exchange translation effect of $0.4 million), substantially offset by an increase in our national accounts group of $1.0 million (primarily from increases in average unit prices of $1.0 million and a favorable foreign exchange translation effect of $0.1 million, offset slightly by lower unit sales of $0.1 million). At Pac-Van, the higher sales in QE FY 2013 versus QE FY 2012 were across-the-board in most sectors, particularly in commercial, construction, services and mining and energy. At Southern Frac, portable liquid storage tank container sales in QE FY 2013 consisted of 232 units at an average sales price of approximately $33,300 per unit.

Leasing revenues during QE FY 2013 totaled $31.3 million, as compared to $25.2 million during QE FY 2012, representing an increase of $6.1 million, or 24%. Leasing revenues increased at Royal Wolf by $4.1 million, or 27%, and by $2.0 million, or 20%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the strengthening in the Australian dollar relative to the U.S. dollar in QE FY 2013 versus QE FY 2012, caused a translation increase in QE FY 2013 to the leasing revenues at Royal Wolf when compared to QE FY 2012. In Australian dollars, leasing revenues at Royal Wolf increased by 24% in QE FY 2013 from QE FY 2012.

At Royal Wolf, average utilization in the retail operations was 85% during QE FY 2013 and 89% during QE FY 2012; and average utilization in the national accounts group operations was 81% during QE FY 2013 and 85% during QE FY 2012. In QE FY 2013 and QE FY 2012, the overall average utilization was 84% and 87%, respectively; and the average monthly lease rate of containers was AUS$167 in QE FY 2013 and AUS$153 in QE FY 2012. Leasing revenues in QE FY 2013 increased over QE FY 2012 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being almost 3,900 higher in QE FY 2013 as compared to QE FY 2012. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remain strong in QE FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 88%, 84%, 86%, 66% and 76% and average monthly lease rates were $106, $263, $1,170, $237 and $851 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2013; as compared to 89%, 86%, 0%, 66% and 76% and $105, $257, $0, $221 and $755 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2012, respectively. The average composite utilization rate in QE FY 2013 and QE FY 2012 was 79% and 78%, respectively, and the composite average monthly number of units on lease was over 1,800 higher in QE FY 2013 as compared to QE FY 2012. The strong utilization and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in commercial, construction and mining and energy.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $1.3 million, from $16.8 million during QE FY 2012 to $18.1 million during QE FY 2013, as a result of the higher sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues decreased slightly to 26% in QE FY 2013 from 27% in QE FY 2012. Cost of sales from our manufactured portable liquid storage tank containers totaled $6.5 million, or approximately $28,200 per unit, which included additional costs of $145,000 due to the purchase price allocation effect of carrying the opening inventory on October 1, 2012 at fair value. Our gross profit percentage from sales of manufactured units was approximately 15% during QE FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars (by $3.5 million, from $21.2 million during QE FY 2012 to $24.7 million during QE FY 2013), but decreased as a percentage of revenues (to 39% in QE FY 2013 from 44% in QE FY 2012). This absolute dollar increase was not only the result of our increased leasing operations, but also to the additional selling and administrative expenses of $0.9 million incurred at Southern Frac in QE FY 2013, which included $135,000 of one-time, transaction-related costs since the date of acquisition.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million to $5.3 million in QE FY 2013 from $4.7 million in QE FY 2012 primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $2.6 million in QE FY 2013 was $0.3 million lower than the $2.9 million in QE FY 2012. This was comprised of a decrease in interest expense of $0.1 million at Royal Wolf and a decrease in interest expense of $0.2 million in North America. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 5.7% in QE FY 2013 was substantially lower than the 8.4% in QE FY 2012 and more than offset the comparative higher average borrowings. Similarly, in North America, the decrease in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 4.1% in QE FY 2013 from 6.3% in QE FY 2012 more than offset the higher average borrowings in QE FY 2013, as compared to QE FY 2012.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9793 at September 30, 2011, $1.0176 at December 31, 2011, $1.0381 at September 30, 2012 and $1.0374 at December 31, 2012. In QE FY 2013 and QE FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.8) million and $0.8 million and $(0.3) million and $25,000, respectively; and net unrealized gains (losses) on forward currency exchange contracts totaled $(0.8) million and $0.3 million, respectively.

Income Taxes. Our effective income tax rate was 38.0% in both QE FY 2013 and QE FY 2012. The effective rate is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes.

Noncontrolling Interest. Noncontrolling interest in the Royal Wolf and Southern Frac results of operations was $2.1 million QE FY 2013, as compared to $1.0 million in QE FY 2012, reflecting the higher profitability of Royal Wolf between periods and the addition of Southern Frac in QE FY 2013.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $1.7 million in QE FY 2013, which was $1.6 million greater than the $0.1 million in QE FY 2012; primarily as a result of the greater operating profit in both the Pan-Pacific area and North America, lower interest expense and greater benefit from foreign exchange and derivative instrument transactions in QE FY 2013 when compared to QE FY 2012.

Six Months Ended December 31, 2012 (“FY 2013”) Compared to Six Months Ended December 31, 2011 (“FY 2012”)

The following compares our FY 2013 results of operations with our FY 2012 results of operations.

Revenues. Revenues increased by $15.8 million, or 16%, to $116.7 million in FY 2013 from $100.9 million in FY 2012. This consisted of an increase of $5.3 million, or 8%, in revenues at Royal Wolf, a $2.8 million decrease, or 9%, in revenues at Pac-Van and $7.7 million from Southern Frac, which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the slight strengthening in the Australian dollar relative to the U.S. dollar in FY 2013 versus FY 2012, caused a slight translation increase in FY 2013 to the total revenues at Royal Wolf when compared to FY 2012. In Australian dollars, total revenues at Royal Wolf increased by 7% in FY 2013 from FY 2012. The average currency exchange rate of one Australian dollar during FY 2013 was $1.03884 U.S. dollar compared to $1.03251 U.S. dollar during FY 2012.

The revenue increase at Royal Wolf was primarily in the mining and consumer sectors where revenues increased by approximately $4.5 million, or 24%, in FY 2013 from FY 2012. At Pac-Van, increases across-the-board in most sectors, particularly in commercial, construction and mining and energy, which totaled over $3.7 million, were offset somewhat by decreases totaling $1.8 million in the services, government and education sectors.

Sales and leasing revenues of our leasing operations represented 44% and 56% of total revenues (not including Southern Frac) in FY 2013 and 51% and 49% of total revenues in FY 2012, respectively.

Sales during FY 2013 amounted to $55.7 million, compared to $51.1 million during FY 2012; representing an increase of $4.6 million, or 9%. This included a decrease of $2.7 million, or 7%, in sales at Royal Wolf, a $0.4 million decrease, or 4%, in sales at Pac-Van and $7.7 million of sales from Southern Frac. The sales decrease in FY 2013 from FY 2012 at Royal Wolf consisted of a $2.1 million decrease in our national accounts group (primarily from a decrease in unit sales of $1.9 million, lower average prices of $0.4 million, offset somewhat by favorable foreign exchange translation effect of $0.2 million) and a $0.6 million decrease in our CSC retail operations (primarily from lower unit sales of $1.3 million, offset somewhat by increases in average prices of $0.7 million). At Pac-Van, the lower sales in FY 2013 versus FY 2012 were primarily due to an over $2.0 million decrease in the services, retail and government sectors, offset somewhat by increases of $1.6 million in the other sectors, particularly the commercial, construction and mining and energy sectors. At Southern Frac, portable liquid storage tank container sales in FY 2013 consisted of 232 units at an average sales price of approximately $33,300 per unit.

Leasing revenues during FY 2013 totaled $61.0 million, as compared to $49.8 million during FY 2012, representing an increase of $11.2 million, or 22%. Leasing revenues increased at Royal Wolf by $8.0 million, or 27%, and by $3.2 million, or 16%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the slight strengthening in the Australian dollar relative to the U.S. dollar in FY 2013 versus FY 2012, caused a slight translation increase in FY 2013 to the leasing revenues at Royal Wolf when compared to FY 2012. In Australian dollars, leasing revenues at Royal Wolf increased by 26% in FY 2013 from FY 2012.

At Royal Wolf, average utilization in the retail operations was 86% during FY 2013 and 89% during FY 2012; and average utilization in the national accounts group operations was 76% during FY 2013 and 80% during FY 2012. In FY 2013 and FY 2012, the overall average utilization was 83% and 86%, respectively; and the average monthly lease rate of containers was AUS$165 in FY 2013 and AUS$150 in FY 2012. Leasing revenues in FY 2013 increased over FY 2012 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being almost 4,000 higher in FY 2013 as compared to FY 2012. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remain strong in FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 87%, 83%, 83%, 66% and 76% and average monthly lease rates were $105, $259, $1,111, $236 and $844 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2013; as compared to 89%, 84%, 0%, 66% and 77% and $103, $255, $0, $223 and $756 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2012, respectively. The average composite utilization rate in FY 2013 and FY 2012 was 78% and 77%, respectively, and the composite average monthly number of units on lease was over 1,400 higher in FY 2013 as compared to FY 2012. The strong utilization and generally higher monthly lease rates resulted primarily from improved demand across most sectors, with a modest reduction in leasing revenues in the government and education sectors.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $1.8 million, from $37.2 million during FY 2012 to $35.4 million during FY 2013, as a result of the lower sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues decreased slightly to 26% FY 2013 from 27% in FY 2012. Cost of sales from our manufactured portable liquid storage tank containers totaled $6.5 million, or approximately $28,200 per unit, which included additional costs of $145,000 due to the purchase price allocation effect of carrying the opening inventory on October 1, 2012 at fair value. Our gross profit percentage from sales of manufactured units was approximately 15% during FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. . Direct costs of leasing operations and selling and general expenses increased in absolute dollars (by $6.3 million, from $42.4 million during FY 2012 to $48.7 million during FY 2013), but remained steady as a percentage of revenues at 42%. This absolute dollar increase was not only the result of our increased leasing operations, but also to the additional selling and administrative expenses of $0.9 million incurred at Southern Frac in FY 2013, which included $135,000 of one-time, transaction-related costs since the date of acquisition.

Depreciation and Amortization. Depreciation and amortization increased by $1.4 million to $10.6 million in FY 2013 from $9.2 million in FY 2012 primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $5.9 million in FY 2013 was $0.4 million lower than the $6.3 million in FY 2012. This was comprised of a decrease in interest expense at Royal Wolf of $0.4 million. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 6.0% in FY 2013 was substantially lower than the 8.8% in FY 2012 and more than offset the comparative higher average borrowings. However, in North America, the decrease in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 4.9% in FY 2013 from 6.3% in FY 2012 was effectively offset by the higher average borrowings in FY 2013, as compared to FY 2012.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0597 at June 30, 2011, $1.0176 at December 31, 2011, $1.0161 at June 30, 2012 and 1.0374 at December 31, 2012. In FY 2013 and FY 2012, net unrealized and realized gains (losses) on foreign exchange totaled $(0.7) million and $0.8 million and $105,000 and $162,000, respectively; and net unrealized gains (losses) on forward currency exchange contracts totaled $(0.3 million) and $0.9 million, respectively. In FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $0.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

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

Noncontrolling Interest. Noncontrolling interest in the Royal Wolf and Southern Frac results of operations was $3.6 million FY 2013, as compared to $2.7 million in FY 2012, reflecting the higher profitability of Royal Wolf between periods and the addition of Southern Frac in FY 2013.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $2.7 million in FY 2013, which was $1.6 million greater than the $1.1 million in FY 2012; primarily as a result of the greater operating profit in both the Pan-Pacific area and North America, lower interest expense, greater benefit from foreign exchange and derivative instrument transactions and bargain purchase gains in FY 2013 when compared to FY 2012.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2011	2012	2011	2012
Net income (loss)	$1,118	$3,831	$3,869	$6,323
Add (deduct) —
Provision for income taxes	686	2,349	2,372	3,876
Foreign currency exchange (gain) loss and other	764	(107)	(323)	(468)
Interest expense	2,888	2,630	6,290	5,855
Interest income	(33)	(17)	(128)	(40)
Depreciation and amortization	4,682	5,396	9,240	10,696
Share-based compensation expense	213	348	420	646

Adjusted EBITDA	$10,318	$14,430	$21,740	$26,888

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

Liquidity and Financial Condition

Each of our operating units substantially funds its operations through secured bank credit facilities that require compliance with various covenants. These covenants require them to, among other things, maintain certain levels of interest coverage, EBITDA (as defined), utilization rate and overall leverage.

Royal Wolf has an approximately $128,900,000 (AUS$100,000,000 and NZ$29,400,000) secured senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ” and the “ANZ Credit Facility”) that matures on June 30, 2014, except for a $15,561,000 (AUS$15,000,000) revolving sub-facility that matures on November 14, 2014. The ANZ Credit facility, as amended, is comprised of a working capital sub-facility (primarily for receivable financing) and revolving sub-facilities (primarily for lease fleet purchases and acquisitions) in both Australia and New Zealand.

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

Southern Frac has a $15,000,000 senior secured facility with Wells Fargo (the “Wells Fargo SF Credit Facility”) that consists of (i) a three-year $12,000,000 revolving line of credit; (ii) a $500,000 equipment term loan, which fully amortizes over 36 months; (iii) a $1,500,000 term loan, which fully amortizes over 24 months; and (iv) up to $1,000,000 of capital expenditure loans, which fully amortize over 36 months.

Reference is made to Note 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

As of December 31, 2012, our required principal and other obligations payments for the twelve months ending December 31, 2013 and the subsequent three fiscal years are as follows (in thousands):

	Twelve Months Ending December 31,
	2013	2014	2015	2016
ANZ Credit Facility (a)	$4,924	$104,463	$681	$544
Wells Fargo Credit Facility (b)	—	—	—	—
Wells Fargo SF Credit Facility	1,006	1,172	306	—
Other	1,290	1,645	915	120

	$7,220	$107,280	$1,902	$664

(a)	Reflects primarily the working capital sub-facilities as due within the next twelve months. These should continually roll over and would be fully repaid at the maturity of the ANZ Credit Facility in June 2014.
(b)	The Wells Fargo Credit Facility matures in September 2017.

We intend to continue utilizing our operating cash flow and borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Cash Flow for FY 2013 Compared to FY 2012

Our business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our branch and CSC locations and to add to the breadth of our product mix. Our operations have generated annual cash flow that exceeds our reported earnings, which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,
	2011	2012
Net cash provided by (used in) operating activities	$(763)	$10,614

Net cash used in investing activities	$(15,870)	$(41,513)

Net cash provided by financing activities	$17,211	$29,303

Operating activities. Our operations provided net cash flow of $10.6 million during FY 2013, an increase of $11.4 million from the $0.8 million of operating cash flow used during FY 2012. Net income of $6.3 million in FY 2013 was higher by $2.4 million from net income of $3.9 million in FY 2012 and our operating cash flows increased by $7.1 million in FY 2013 from the management of operating assets and liabilities when compared to FY 2012. In FY 2013 and FY 2012, operating cash flows were reduced by $7.4 million and $14.5 million, respectively, from the management of operating assets and liabilities. In addition, our operating cash flows in FY 2013 increased by $1.5 million over FY 2012 as a result of larger non-cash adjustments of depreciation and amortization on fixed and intangible assets. Depreciation and amortization totaled 10.7 million in FY 2013 versus $9.2 million in FY 2012. These increases to operating cash flows in FY 2013 from FY 2012 were partially offset by net unrealized losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which reduce operating results, but are non-cash add-backs for cash flow purposes, of only $0.1 million in FY 2013 as compared to $1.2 million in FY 2012. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $3.3 million in FY 2013 and $2.0 million in FY 2012. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2013 and FY 2012, operating cash flows were reduced by gains on the sales of lease fleet of $3.3 million and $3.1 million, respectively, and enhanced by non-cash share-based compensation charges of $0.6 million and $0.4 million, respectively.

Investing Activities. Net cash used by investing activities was $41.5 million during FY 2013, as compared to $15.9 million being used during FY 2012. Purchases of property, plant and equipment, or rolling stock, were approximately $4.5 million in FY 2013 versus only $1.3 million in FY 2012; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $24.1 million in FY 2013 as compared to $14.9 million in FY 2012. The increase in FY 2013 net capital expenditures from FY 2012 was due to primarily container lease fleet purchases in both the Pan-Pacific area and North America. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2013, we made six business acquisitions, three in Australia and three in the in the United States, for cash totaling $12.9 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). There were no business acquisitions in FY 2012.

Financing Activities. Net cash provided by financing activities was $29.3 million during FY 2013, as compared to $17.2 million provided during FY 2012. In FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $112.6 million on the existing credit facilities, including the two new Wells Fargo credit facilities, primarily to fund our increasing investment in the container lease fleet and business acquisitions. This compares to increasing outstanding borrowings in FY 2012 by a net $17.6 million. Also in FY 2013, we incurred deferred financing costs of $1.4 million primarily in connection with the refinancing at Pac-Van.

Asset Management

Receivables and inventories were $33.4 million and $42.5 million (including $4.0 million at Southern Frac) at December 31, 2012 and $35.4 million and $31.2 million at June 30, 2012, respectively. Effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. At December 31, 2012, days sales outstanding (“DSO”) in trade receivables were 41 days and 46 days for Royal Wolf and Pac-Van, as compared to 41 days and 51 days at June 30, 2012, respectively. DSO for Southern Frac at December 31, 2012 was 14 days.

The net book value of our total lease fleet increased from $259.5 million at June 30, 2012 to $290.0 million at December 31, 2012. At December 31, 2012, we had 53,264 units (19,490 units in retail operations in Australia, 10,948 units in national account group operations in Australia, 8,788 units in New Zealand, which are considered retail; and 14,038 units in North America) in our lease fleet, as compared to 48,888 units (18,297 units in retail operations in Australia, 9,971 units in national account group operations in Australia, 8,229 units in New Zealand, which are considered retail; and 12,391 units in North America) at June 30, 2012. At those dates, 44,526 units (16,401 units in retail operations in Australia, 9,695 units in national account group operations in Australia, 7,521 units in New Zealand, which are considered retail; and 10,909 units in North America) and 39,001 units (14,957 units in retail operations in Australia, 7,291 units in national account group operations in Australia, 7,205 units in New Zealand, which are considered retail; and 9,548 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,539 storage and freight containers and 3,687 portable building containers at December 31, 2012; and 33,203 storage and freight containers and 3,294 portable building containers at June 30, 2012. At those dates, units on lease were comprised of 31,026 storage and freight containers and 2,591 portable building containers; and 26,988 storage and freight containers and 2,465 portable building containers, respectively.

In North America, the lease fleet was comprised of 6,658 storage containers, 1,389 office containers (GLOs), 244 portable liquid storage tank containers, 4,763 mobile offices and 984 modular units at December 31, 2012; and 5,247 storage containers, 1,272 office containers, 55 portable liquid storage tank containers, 4,825 mobile offices and 992 modular units at June 30, 2012. At those dates, units on lease were comprised of 5,738 storage containers, 1,147 office containers, 209 portable liquid storage tank containers, 3,060 mobile offices and 755 modular units; and 4,498 storage containers, 1,034 office containers, 39 portable liquid storage tank containers, 3,220 mobile offices and 757 modular units, respectively

Off-Balance Sheet Arrangements

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We performed an annual impairment test on goodwill at June 30 using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At December 31, 2012, there were no significant changes in events or circumstances that were not existing or considered at Royal Wolf or Pac-Van since the annual test at June 30, 2012. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the SEC on September 17, 2012 (“Annual Report”). As a result of our acquisition of a 90% interest in Southern Frac, LLC (“Southern Frac”) on October 1, 2012, we have identified the following significant risk factors pertaining to its operations.

Significant Risks Related Primarily to Our Business and Operations at Southern Frac

Significant competition in the industry in which we operate may result in our competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in our revenues.

The portable liquid storage tank container manufacturing industry is highly competitive. We compete with other manufacturers of varying sizes, some of which have substantial financial resources. Manufacturers compete primarily on the quality of their products, customer relationships, service availability and cost. Barriers to entry are low. As a result, it is possible that additional competitors could enter the market at any time. If we are unable to successfully compete with other portable liquid storage tank container manufacturers we could lose customers and our revenues may decline.

Our business significantly depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

We significantly depend on the willingness of the oil and gas industry to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Declines in these expenditures, due to the low natural gas price environment or other factors, could result in project modification, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts owed to us by customers. Expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may also cause the curtailment of spending, thereby reducing demand for our liquid storage tank containers. Industry conditions are influenced by numerous factors and events to which we have no control and any of these factors or events that would result in the reduction of drilling activity could adversely affect our operating results and cash flows.

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

Activity may decline in our second quarter month of December and our third quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, a company’s project. The impact of these delays may be to decrease the number of frac tank containers sold until companies are able to resume their projects when weather improves. These seasonal factors may impact our future quarterly results in each year’s second and third quarters.

Difficulties Associated with Fixed Capacity Levels

Our ability to increase manufacturing capacity may require significant investments in equipment and personnel. To the extent that we make investments to increase manufacturing capacity and demand for our products is not sustained, our results of operations and financial condition may be adversely affected. Conversely, if we choose not to make investments to increase manufacturing capacity, our ability to meet customer demand for our products and increase revenues may be adversely affected. Additionally, operating our facilities at near full capacity levels may cause us to incur labor cost at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis, each of which could cause our results of operations and financial condition to be adversely affected.

Implementation of Operational Improvements

As part of our ongoing focus on being a low-cost provider of high quality products, we continually analyze our business to further improve our operations. Our continued analysis may include identifying and implementing opportunities for: (i) further rationalization of manufacturing capacity; (ii) streamlining of selling, general and administrative overhead; or (iii) efficient investment in new equipment and the upgrading of existing equipment. We may be unable to successfully identify or implement plans targeting these initiatives, or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards also may make it more difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact on our financial position, results of operations and cash flow may be adverse and we may not be able to successfully realize sufficient cost savings to mitigate this adverse impact.

Our business could be harmed if we fail to maintain proper inventory levels.

We are required to maintain sufficient inventories to accommodate the needs of our customers including, in many cases, short lead times on delivery requirements. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our business and adversely affect our financial results.

Our future operating results may be affected by fluctuations in raw material prices, and we may be unable to pass on any increases in raw material costs to our customers.

Our principal raw material is steel. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

The loss of key supplier relationships could adversely affect us.

We have developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedule, which could have a material adverse affect on our results of operations.

The costs of manufacturing our products and our ability to supply our customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.

If, for any reason, our supply of steel is curtailed or we are otherwise unable to obtain the quantities we need at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events and other factors, all of which are beyond our control.

The loss of significant volume from our key customers could adversely affect us.

A significant loss of, or decrease in, business from any of our key customers could have an adverse effect on our sales and financial results if we cannot obtain replacement business. In addition, certain of our top customers may be able to exert pricing and other influences on us, requiring us to market, deliver and promote our products in a manner that may be more costly to us. Moreover, we generally do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

GFN sold 750 shares of Series C Convertible Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $1,000 per share (“Series C Preferred Stock”), to one individual (the “Sale”) in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder.

Pursuant to the Certificate of Designation for the Series C Preferred Stock, each share of Series C Preferred Stock will accrue no dividends unless declared by the board of directors of the Company. The Series C Preferred Stock is automatically convertible into common stock upon the earliest date that the shares of GFN common stock have a closing price equal to or in excess of $5.00 per share on the NASDAQ Stock Market. If after two years the shares have not converted automatically, the holder can convert at there discretion. In addition the shares are redeemable by the Company for cash at any time for the liquidation value plus accrued but unpaid dividends. The Series C Preferred Stock sold in the Sale has not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Item. 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2013	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Certificate of Designation for the Series C Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.1	Credit and Security Agreement dated October 1, 2012 by and among Southern Frac, LLC, a Texas limited liability company (“ Southern Frac “), GFN Manufacturing, GFN and Wells Fargo Bank, National Association (“ Wells Fargo “) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.2	Security Agreement dated October 1, 2012 by and between GFN Manufacturing and Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.3	Continuing Guaranty dated October 1, 2012 by GFN Manufacturing in favor of Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.4	Limited Continuing Guaranty dated October 1, 2012 by GFN in favor of Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.5	Subordination Agreement dated October 1, 2012 by and between GFN Manufacturing and Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.6	Subordination Agreement dated October 1, 2012 by and between GFN and Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012)

10.7	Variation Letter executed on November 26, 2012 among Australia and New Zealand Banking Group Limited and Royal Wolf (incorporated by reference to Registrant’s Form 8-K filed November 28, 2012)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101*	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.