Form 10-Q
period 2013-03-31
General Finance CORP
filed 2013-05-15
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 22,256,174 shares outstanding as of May 3, 2013.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	March 31, 2013
		(Unaudited)
Assets
Cash and cash equivalents	$7,085	$2,744
Restricted cash	—	1,000
Trade and other receivables, net of allowance for doubtful accounts of $2,538 and $2,485 at June 30, 2012 and March 31, 2013, respectively	35,443	34,456
Inventories	31,206	37,095
Prepaid expenses and other	5,029	5,978
Property, plant and equipment, net	12,732	19,277
Lease fleet, net	259,458	301,282
Goodwill	68,449	73,205
Other intangible assets, net	18,158	19,174

Total assets	$437,560	$494,211

Liabilities
Trade payables and accrued liabilities	$35,964	$37,837
Income taxes payable	593	289
Unearned revenue and advance payments	12,151	12,819
Senior and other debt	174,092	212,918
Deferred tax liabilities	20,763	25,613

Total liabilities	243,563	289,476

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 shares issued and outstanding (in series) and liquidation value of $1,438 at June 30, 2012 and $1,439 at March 31, 2013	1,395	1,395
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,019,965 and 22,248,386 shares outstanding at June 30, 2012 and March 31, 2013, respectively	2	2
Additional paid-in capital	112,865	114,532
Accumulated other comprehensive income	5,809	7,552
Accumulated deficit	(22,877)	(19,358)

Total General Finance Corporation stockholders’ equity	97,194	104,123
Equity of noncontrolling interests	96,803	100,612

Total equity	193,997	204,735

Total liabilities and equity	$437,560	$494,211

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Revenues
Sales:
Lease inventories and fleet	$28,762	$27,022	$79,906	$75,020
Manufactured units	—	5,310	—	13,041

	28,762	32,332	79,906	88,061
Leasing	27,392	31,503	77,148	92,515

	56,154	63,835	157,054	180,576

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	21,664	19,827	58,897	55,230
Manufactured units	—	5,556	—	12,105
Direct costs of leasing operations	10,802	12,258	30,754	34,639
Selling and general expenses	11,427	13,482	33,822	39,757
Depreciation and amortization	4,904	5,568	14,144	16,155

Operating income	7,357	7,144	19,437	22,690
Interest income	13	3	141	43
Interest expense	(2,610)	(2,749)	(8,900)	(8,604)
Foreign currency exchange gain and other	576	115	899	583

	(2,021)	(2,631)	(7,860)	(7,978)

Income before provision for income taxes	5,336	4,513	11,577	14,712
Provision for income taxes	2,029	1,715	4,401	5,591

Net income	3,307	2,798	7,176	9,121
Preferred stock dividends	(44)	(44)	(133)	(130)
Noncontrolling interest	(2,095)	(2,049)	(4,771)	(5,602)

Net income attributable to common stockholders	$1,168	$705	$2,272	$3,389

Net income per common share:
Basic	$0.05	$0.03	$0.10	$0.15
Diluted	0.05	0.03	0.10	0.15

Weighted average shares outstanding:
Basic	22,013,299	22,127,042	22,013,299	22,059,072
Diluted	22,273,173	22,821,564	22,271,547	22,753,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March		Nine Months Ended March 31,
	2012	2013	2012	2013
Net income	$3,307	$2,798	$7,176	$9,121
Other comprehensive income:
Fair value change in derivative, net of income tax provision of $196 and $100 for the quarter and nine months ended March 31, 2013, respectively	—	457	—	233
Cumulative translation adjustment	2,806	557	(2,570)	3,487

Total comprehensive income	6,113	3,812	4,606	12,841
Comprehensive loss (gain) allocated to noncontrolling interests	(2,265)	(2,667)	199	(7,579)

Comprehensive income allocable to General Finance Corporation stockholders	$3,848	$1,145	$4,805	$5,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2012	$1,395	$2	$112,865	$5,809	$(22,877)	$97,194	$96,803	$193,997
Share-based compensation	—	—	752	—	—	752	216	968
Preferred stock dividends	—	—	(130)	—	—	(130)	—	(130)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(4,678)	(4,678)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(197)	(197)
Issuance of 78,421 shares of common stock	—	—	295	—	—	295	—	295
Issuance of 750 shares of cumulative preferred stock	750	—	—	—	—	750	—	750
Conversion of 750 shares of cumulative preferred stock to 150,000 shares of common stock	(750)	—	750	—	—	—	—	—
Noncontrolling interest at acquisition of Southern Frac (Note 4)	—	—	—	—	—	—	889	889
Net income	—	—	—	—	3,519	3,519	5,602	9,121
Fair value change in derivative, net of related tax effect	—	—	—	117	—	117	116	233
Cumulative translation adjustment	—	—	—	1,626	—	1,626	1,861	3,487

Total comprehensive income	—	—	—	—	—	5,262	7,579	12,841

Balance at March 31, 2013	$1,395	$2	$114,532	$7,552	$(19,358)	$104,123	$100,612	$204,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2013
Net cash provided by operating activities (Note 10)	$1,349	$20,975

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(14,649)
Proceeds from sales of property, plant and equipment	351	161
Purchases of property, plant and equipment	(2,114)	(6,197)
Proceeds from sales of lease fleet	20,775	20,226
Purchases of lease fleet	(52,466)	(55,645)
Other intangible assets	(169)	(203)

Net cash used in investing activities	(33,623)	(56,307)

Cash flows from financing activities:
Repayments of equipment financing activities	(411)	(281)
Repayment of senior credit facility and subordinated note (Note 5)	—	(79,175)
Proceeds from senior and other debt borrowings, net	37,017	114,389
Deferred financing costs	—	(1,412)
Proceeds from issuances of common stock	—	295
Purchases of subsidiary capital stock	—	(197)
Dividends on capital stock by subsidiary	(1,803)	(2,345)
Preferred stock dividends	(133)	(130)

Net cash provided by financing activities	34,670	31,144

Net increase (decrease) in cash	2,396	(4,188)
Cash and equivalents at beginning of period	6,574	7,085
The effect of foreign currency translation on cash	(1,138)	(153)

Cash and equivalents at end of period	$7,832	$2,744

Non-cash investing and financing activities:

On October 1, 2012, the Company issued convertible cumulative preferred stock of $750 and a noninterest-bearing seller holdback note of $2,000 as part of the consideration for a business acquisition (see Note 4)

On February 5, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on April 3, 2012 to shareholders of record on March 19, 2013. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $2,333 (AUS$2,258), as a charge directly to the equity of noncontrolling interests at March 31, 2013 (see Note 3).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as (“d.b.a.”) “Container King” (collectively “Pac-Van”).

At March 31, 2013, the Company has two geographic (and three operating) units, Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America (see Note 4).

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through March 31, 2013, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50%.

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

Certain reclassifications have been made to conform to the current period presentation. Unless otherwise indicated, references to “FY 2012” and “FY 2013” are to the nine months ended March 31, 2012 and 2013, respectively.

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

Inventories

Inventories are stated at the lower of cost or fair value (net realizable value). Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion are estimated and are deducted from the estimated selling price to establish net realizable value. Costs are assigned to individual items of inventory on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location. Inventories consist of containers, modular buildings and mobile offices held for sale or lease, as well as manufactured portable liquid storage tank containers held for sale, and are comprised of the following (in thousands):

	June 30,	March 31,
	2012	2013
Finished goods	$30,053	$31,835
Work in progress	1,153	2,043
Raw materials	—	3,217

	$31,206	$37,095

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,
		2012	2013
Land	—	$2,016	$2,326
Building and improvements	10 — 40 years	1,020	3,393
Transportation and plant equipment (including capital lease assets)	3 — 20 years	18,196	22,902
Furniture, fixtures and office equipment	3 — 10 years	3,589	5,033
Construction in-process		—	241

		24,821	33,895
Less accumulated depreciation and amortization		(12,089)	(14,618)

		$12,732	$19,277

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2012 and March 31, 2013, the gross cost of the lease fleet was $294,258,000 and $344,166,000, respectively.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Basic	22,013,299	22,127,042	22,013,299	22,059,072
Assumed exercise of warrants	—	224,652	—	224,652
Assumed exercise of stock options	259,874	469,870	258,248	469,870

Diluted	22,273,173	22,821,564	22,271,547	22,753,594

Potential common stock equivalents totaling 3,423,579 and 3,425,205 for the quarter ended March 31, 2012 and FY 2012, respectively, and 3,234,344 for both the quarter ended March 31, 2013 and FY 2013 have been excluded from the computation of diluted earnings per share because the effect would be anti-dilutive.

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

In February 2013, the FASB updated the guidance within ASC 220, Comprehensive Income. The update requires companies to report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required. The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note. The updated guidance is to be applied prospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company intends to adopt the new provisions of this accounting standard at the beginning of its fiscal year ending June 30, 2014, but its adoption is not expected to have a material impact on the consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. At March 31, 2013, the Company had outstanding a total of 4,043,737 warrants that would enable the holders to acquire an additional 2,021,868 shares of common stock at an exercise price of $4.00 per share.

Cumulative Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. The Series A Preferred Stock and the Series B Preferred Stock are referred to collectively as the “Cumulative Preferred Stock.” Upon issuance of the Cumulative Preferred Stock, the Company recorded the liquidation value as the preferred equity in the consolidated balance sheet, with any issuance or offering costs as a reduction in additional paid-in capital. As of March 31, 2013, the Company had issued 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock for total proceeds of $1,295,000 and $100,000, respectively.

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

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these issuances, which total $37,000 (36.68 shares) at March 31, 2013, are classified as a liability in the condensed consolidated balance sheet under the caption “Senior and other debt.”

As of March 31, 2013, since issuance, dividends paid or payable totaled $665,000 and $49,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

In connection with the Southern Frac acquisition (see Note 4), the Company issued 750 shares of a new Series C Convertible Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $1,000 per share (“Series C Preferred Stock”). Each share of Series C Preferred Stock will accrue no dividends unless declared by the Board of Directors of the Company. The Series C Preferred Stock is automatically convertible into 150,000 shares of GFN common stock at the date that the shares of GFN common stock have a closing price equal to or in excess of $5.00 per share on the NASDAQ Stock Market. On February 12, 2013, the closing price of the Company’s common stock was $5.06 per share, and the Series C Preferred Stock automatically converted to 150,000 shares of Company common stock.

Royal Wolf Dividends

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012.

On February 5, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on April 3, 2012 to shareholders of record on March 19, 2013.

The condensed consolidated financial statements reflect the amount of the dividends pertaining to the noncontrolling interest.

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

On September 17, 2012, the Company, through Pac-Van, purchased the business of Container Connection, LLC (“Container Connection”) for $1,604,000, which included a non-interest-bearing holdback note of $207,000 (discounted to $172,000 at the date of acquisition). Container Connection leases and sells containers in Albany, Georgia and Orlando, Florida.

On October 1, 2012, the Company, through GFNMC, acquired 90% of the membership interests of Southern Frac for $6,969,000; which included a noninterest-bearing holdback note of $2,000,000 payable over three years and, therefore, discounted to $1,572,000 at the date of acquisition. Funding for this acquisition included $2,000,000 from borrowings under a new $15,000,000 senior credit facility with Wells Fargo Bank, National Association (“Wells Fargo SF Credit Facility” - see Note 5) and $750,000 from the issuance of 750 shares of Series C Preferred Stock (see Note 3). In conjunction with the acquisition of Southern Frac, GFNMC entered into an agreement with the 10% noncontrolling interest holder for a call option that provides that for the period commencing on April 1, 2013 through October 1, 2017, GFNMC may purchase the noncontrolling interest for an initial price of $1,500,000, with incremental increases of $250,000 for each of the subsequent seven six-month periods. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas.

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

On February 22, 2013, the Company, through Pac-Van, purchased the business of AMEXX Leasing, LLC (“AMEXX”) for $354,000, which included a holdback amount of $31,000. AMEXX leases and sells containers in Michigan and Illinois.

On March 1, 2013, the Company, through Pac-Van, purchased the business of Alberta Container Services, Inc. (“ACS”) for $1,788,000 (C$1,893,000), which included a holdback amount of $515,000 (discounted to $352,000 at the date of acquisition). ACS leases and sells containers in Alberta, Canada.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The accompanying condensed consolidated financial statements include the operations of the acquired businesses from the dates of acquisition. The allocations for the acquisitions in FY 2013 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Southern Frac October 1, 2012	Coral Seas Containers November 5, 2012	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Restricted cash	$1,000	$—	$—	$1,000
Trade and other receivables	3,203	14	210	3,427
Inventories	2,296	528	1,245	4,069
Prepaid expenses and other	152	—	4	156
Property, plant and equipment	2,892	107	358	3,357
Lease fleet	—	3,649	2,584	6,233
Accounts payables and accrued liabilities	(6,220)	(177)	(121)	(6,518)
Income taxes payable	—	—	—	—
Unearned revenue and advance payments	—	(8)	(111)	(119)
Senior and other debt	(47)	—	—	(47)
Noncontrolling interest	(889)	—	—	(889)

Total net tangible assets acquired, liabilities assumed and noncontrolling interest	2,387	4,113	4,169	10,669
Fair value of intangible assets acquired:
Non-compete agreement	71	580	304	955
Customer lists	1,112	295	598	2,005
Trade name	387	—	—	387
Other	261	—	—	261
Goodwill	2,751	630	409	3,790

Total intangible assets acquired	4,582	1,505	1,311	7,398

Total purchase allocation	$6,969	$5,618	$5,480	$18,067

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Rockhampton Container Sales and Container Connection resulting in estimated bargain purchase gains of $55,000 and $105,000, respectively. These gains have been recorded as non-operating income in the accompanying condensed consolidated statements of operations.

Transaction costs are expensed as incurred and included in selling and general expenses in the accompanying condensed consolidated statements of operations. Transaction costs associated with the Southern Frac acquisition totaled approximately $200,000 and were not material for the other acquisitions in FY 2013. Goodwill recorded in connection with the FY 2013 acquisitions will not be deductible for income tax reporting purposes.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $128,867,000 (AUS$100,000,000 and NZ$29,400,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries. The facility matures on June 30, 2014, except for a $15,635,000 (AUS$15,000,000) revolving sub-facility that matures on November 14, 2014. The ANZ senior credit facility, as amended, is comprised of a working capital sub-facility (primarily for receivable financing) and revolving sub-facilities (primarily for lease fleet purchases and acquisitions) in both Australia and New Zealand. As of March 31, 2013, based upon the exchange rate of one Australian dollar to $1.0423 U.S. dollar and one New Zealand dollar to $0.8040 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $108,147,000 (AUS$103,758,000) and $20,720,000 (AUS$19,879,000), respectively. At March 31, 2013, borrowings under the working capital and revolving sub-facilities totaled $2,782,000 (AUS$2,669,000) and $105,365,000 (AUS$101,089,000), respectively, and bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus 1.85% - 2.05% per annum. At March 31, 2013, the BBSY and BKBM were 3.0842% and 2.735%, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Royal Wolf also has a $3,127,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services and a bank guarantee sub-facility of $1,042,000 (AUS$1,000,000).

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

Pac-Van Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). Under the Wells Fargo Credit Facility, Pac-Van may borrow up to $110,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. Borrowings will accrue interest, at Pac-Van’s option, either at the base rate plus 1.75% to 2.25% or the LIBOR plus 2.75% to 3.25%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios and utilization ratios, and provides that at any time prior to September 7, 2016, Pac-Van, subject to certain conditions, may increase the amount that may be borrowed under the Credit Facility by $10,000,000 to a maximum of $120,000,000. In connection with the initial funding of the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid and, in addition, the limited guaranty by Ronald F. Valenta and Lydia D. Valenta was terminated.

At March 31, 2013, borrowings and availability under the Wells Fargo Credit Facility totaled $96,166,000 and $12,964,000, respectively.

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

At March 31, 2013, borrowings and availability under the Wells Fargo SF Credit Facility totaled $5,142,000 and $3,214,000, respectively.

Other

Other debt, including redeemable preferred stock (see Note 3) and a seller note payable in connection with the Southern Frac acquisition (see Note 4) totaled $3,463,000 at March 31, 2013.

The weighted-average interest rate in the Asia-Pacific area was 6.8% and 6.1% and 8.0% and 6.1% in the quarter ended March 31, 2012 and 2013 and in FY 2012 and FY 2013, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 6.4% and 4.9% and 6.3% and 4.9% in the quarter ended March 31, 2012 and 2013 and in FY 2012 and FY 2013, respectively; which does not include the effect of the amortization of deferred financing costs and accretion of interest.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Loan Covenant Compliance

At March 31, 2013, the Company was in compliance with the financial covenants under its senior credit facilities.

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

Derivative instruments measured at fair value and their classification on the condensed consolidated balances sheets and condensed consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2012	March 31, 2013
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(1,539)	$(1,326)
Forward-Exchange Contracts	Trade payables and accrued liabilities	(102)	(54)

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2012	2013	2012	2013
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$259	$—	$(344)	$(80)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	136	77	291	(14)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company’s interest rate swap and option (cap and collar) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2012, there was one open interest rate swap contract and one open interest rate option (collar) contract; and, as of March 31, 2013, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2012		March 31, 2013
	Swap	Option (Collar)	Swap	Option (Collar)
Notional amounts	$15,242	$25,403	$52,115	$—
Fixed/Strike Rates	6.25%	6.25%	3.98%	—%
Floating Rates	5.47%	5.47%	3.08%	—%
Fair Value of Combined Contracts	$(587)	$(952)	$(1,326)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency contracts and options to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency contracts and options are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2012, there were 12 open forward exchange contracts; and, as of March 31, 2013, there were 23 open forward exchange contracts that mature between April 2013 and August 2013, as follows (dollars in thousands):

	June 30, 2012		March 31, 2013
	Forward Exchange	Currency Option	Forward Exchange	Currency Option
Notional amounts	$7,096	$—	$3,276	$—
Exchange/Strike Rates (AUD to USD)	0.9702 – 1.0201	—	0.9973 – 1.0346	—
Fair Value of Combined Contracts	$(102)	$—	$(54)	$—

In FY 2012 and FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $(384,000) and $866,000, and $163,000 and $194,000, respectively. For the quarter ended March 31, 2012 and 2013, net unrealized and realized foreign exchange gains (losses) totaled $(756,000) and $109,000, and $55,000 and $31,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities and Laminar Note was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2012. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities and Laminar Note as of June 30, 2012 was determined to be approximately $174,200,000. The Company also determined that the fair value of its other debt of $1,132,000 at June 30, 2012 approximated or would not vary significantly from their carrying values. Based on the refinancing at Pac-Van (see Note 5) and acquisition of Southern Frac (see Note 4), current market conditions and other factors, the Company has determined that the fair value of the Wells Fargo Credit Facility, Wells Fargo SF Credit Facility, ANZ senior credit facility and other debt at March 31, 2013 approximates or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $83,000 in both FY 2012 and FY 2013.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $163,000 ($63,000 at the corporate office and $100,000 at the operating subsidiaries) in FY 2012 and $63,000 at the corporate office in FY 2013.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $34,000 and $43,000 in FY 2012 and FY 2013, respectively, and equipment and other services purchased by Pac-Van from these affiliated entities totaled $29,000 and $3,000 in FY 2012 and FY 2013, respectively.

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

On January 31, 2013 (“January 2013 Grant”), the Company granted options to three key employees of Southern Frac to purchase a total of 70,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $4.95 per share. The January 2013 Grant consists of 40,000 performance-based options that vest over 43.5 months, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2013 – 2015, and 30,000 time-based options that vest over five years.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2013, the weighted-average fair value of the stock options granted to non-employee consultants was $3.27, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.28% - 1.69%, an expected life of 7.3 – 9.2 years, an expected volatility of 73.9% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2013 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2012	1,843,664	$4.96
Granted	70,000	4.95
Exercised	(6,666)	1.22
Forfeited or expired	—	—

Outstanding at March 31, 2013	1,906,998	$4.97	6.5

Vested and expected to vest at March 31, 2013	1,906,998	$4.97	6.5

Exercisable at March 31, 2013	916,924	$7.18	4.9

At March 31, 2013, outstanding time-based options and performance-based options totaled 915,718 and 991,280, respectively. Also at that date, the Company’s market price for its common stock was $4.50 per share, which was at or below the exercise prices of almost half of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $2,114,000.

Share-based compensation of $4,224,000 related to stock options has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2013. At that date, there remains $1,175,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.7 years.

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

As of March 31, 2013, the Royal Wolf Board of Directors has granted 865,000 performance rights to key management personnel under the LTI Plan. In FY 2013, share-based compensation of $343,000 related to the LTI Plan has been recognized in the statements of operations, with a corresponding benefit to equity.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2012	2013
Cash flows from operating activities
Net income	$7,176	$9,121
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(141)	(106)
Gain on sales of lease fleet	(5,696)	(5,248)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Gain on bargain purchase of businesses	—	(160)
Unrealized foreign exchange loss (gain)	384	(163)
Unrealized loss (gain) on forward exchange contracts	(291)	14
Unrealized loss on interest rate swaps and options	344	80
Depreciation and amortization	14,144	16,406
Amortization of deferred financing costs and accretion of interest	518	388
Share-based compensation expense	654	968
Deferred income taxes	3,858	4,905
Changes in operating assets and liabilities:
Trade and other receivables, net	(9,325)	4,393
Inventories	(15,874)	(1,149)
Prepaid expenses and other	(136)	(1,170)
Trade payables, accrued liabilities and unearned revenues	5,857	(7,083)
Income taxes	(123)	(221)

Net cash provided by operating activities	$1,349	$20,975

Note 11. Segment Reporting

The tables below represent the Company’s revenues from external customers, operating income, interest income and expense, share-based compensation expense, depreciation and amortization, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its two geographic segments (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Revenues from external customers
North America:
Sales	$10,721	$11,665	$21,789	$29,944
Leasing	10,305	12,303	30,676	35,934

	21,026	23,968	52,465	65,878

Asia-Pacific:
Sales	18,041	20,667	58,117	58,117
Leasing	17,087	19,200	46,472	56,581

	35,128	39,867	104,589	114,698

Total	$56,154	$63,835	$157,054	$180,576

Operating income
North America	$852	$27	$2,283	$2,503
Asia-Pacific	6,505	7,117	17,154	20,187

Total	$7,357	$7,144	$19,437	$22,690

Interest income
North America	$2	$—	$6	$2
Asia-Pacific	11	3	135	41

Total	$13	$3	$141	$43

Interest expense
North America	$1,375	$1,054	$3,988	$3,673
Asia-Pacific	1,235	1,695	4,912	4,931

Total	$2,610	$2,749	$8,900	$8,604

Share-based compensation
North America	$148	$157	$454	$538
Asia-Pacific	86	165	200	430

Total	$234	$322	$654	$968

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization
North America	$1,446	$1,796	$4,319	$4,889
Asia-Pacific	3,458	3,914	9,825	11,517

Total	$4,904	$5,710	$14,144	$16,406

Additions to long-lived assets
North America			$7,371	$23,253
Asia-Pacific			47,209	38,589

Total			$54,580	$61,842

	At
	June 30, 2012	March 31, 2013
Long-lived assets
North America	$112,867	$133,495
Asia-Pacific	159,323	187,064

Total	$272,190	$320,559

Goodwill
North America	$33,859	$36,988
Asia-Pacific	34,590	36,217

Total	$68,449	$73,205

Intersegment net revenues totaled $3,000 during the quarter ended March 31, 2012 and $75,000 during FY 2012. There were no intersegment net revenues in FY 2013. However, intrasegment net revenues related to the sales of portable liquid storage containers from Southern Frac to Pac-Van in North America totaled $1,691,000 and $5,278,000 during the quarter ended March 31, 2013 and FY 2013.

Note 12. Subsequent Events

On May 9, 2013, the Company priced at 9.0% a primary underwritten public offering for 300,000 shares with a liquidation value of $100 per share of an original issuance of Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”). In addition, the Company has granted the underwriters an overallotment option for 30 days of up to an additional 50,000 shares. The offering is subject to customary closing conditions and is expected to close on or about May 17, 2013. The proceeds of the primary offering, net of underwriting fees, will total $33,250,000; which the Company intends to use to pay offering costs, repay senior indebtedness and for general corporate purposes, including the acquisition of businesses and lease fleet and the redemption of the Series A Preferred Stock. The Company has applied to list these shares on the NASDAQ Global Select Market.

Also in May 2013, Pac-Van, Wells Fargo and HSBC entered into Amendment No. 1 to the Wells Fargo Credit Facility which permits Pac-Van to pay dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock under its certificate of designation; provided that (i) the payment of such dividends does not cause a default or event of default under the Wells Fargo Credit Facility, (ii) Pac-Van is solvent, (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility, (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant of the Wells Fargo Credit Facility, after giving effect to the dividend payment, and (v) the dividends are paid no earlier than ten business days prior to the date they are due. The amendment required that GFN use 80% of the gross proceeds of the Series C Preferred Stock offering to pay down borrowings under the Wells Fargo Credit Facility.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as “Container King” (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

At March 31, 2013, we have two geographic and three operating units. Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by us to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers for sale in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through nineteen customer service centers (“CSCs”) in Australia, seven CSCs in New Zealand and twenty-nine branch locations across eighteen states in the United States and in Alberta, Canada. As of March 31, 2013, we had 258 and 454 employees and 39,743 and 14,541 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended March 31, 2013 (“QE FY 2013”) Compared to Quarter Ended March 31, 2012 (“QE FY 2012”)

The following compares our QE FY 2013 results of operations with our QE FY 2012 results of operations.

Revenues. Revenues increased by $7.7 million, or 14%, to $63.8 million in QE FY 2013 from $56.1 million in QE FY 2012. This consisted of an increase of $4.7 million, or 13%, in revenues at Royal Wolf, a $2.3 million decrease, or 11%, in revenues at Pac-Van, and $5.3 million of manufacturing revenues from Southern Frac, which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in QE FY 2013 versus QE FY 2012, caused a translation decrease in QE FY 2013 to the total revenues at Royal Wolf when compared to QE FY 2012. In Australian dollars, total revenues at Royal Wolf increased by 15% in QE FY 2013 from QE FY 2012. The average currency exchange rate of one Australian dollar during QE FY 2013 was $1.03886 U.S. dollar compared to $1.05524 U.S. dollar during QE FY 2012.

The revenue increase at Royal Wolf was primarily in the mining, moving and storage and construction sectors where revenues increased by approximately $6.3 million, or 57%, in QE FY 2013 from QE FY 2012. At Pac-Van, the revenue decrease in QE FY 2013 from QE FY 2012 was due primarily due to a decrease of $5.0 million in the government sector, while most other sectors showed increases in QE FY 2013 from QE FY 2012. In QE FY 2012, revenues were substantially enhanced by the recognition of $5.5 million in revenues to one customer in the government-related sector pursuant to a $6.7 million contract for modular units.

Sales and leasing revenues of our leasing operations represented 46% and 54% of total revenues (not including Southern Frac) in QE FY 2013 and 51% and 49% of total revenues in QE FY 2012, respectively.

Sales during QE FY 2013 amounted to $32.3 million, compared to $28.7 million during QE FY 2012; representing an increase of $3.6 million, or 13%. This included an increase of $2.6 million, or 14%, in sales at Royal Wolf, a $4.3 million decrease, or 40%, in sales at Pac-Van and $5.3 million of sales from Southern Frac. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in QE FY 2013 versus QE FY 2012, caused a translation decrease in QE FY 2013 to the sales revenues at Royal Wolf when compared to QE FY 2012. In Australian dollars, sales at Royal Wolf increased by 16% in QE FY 2013 from QE FY 2012. The sales increase in QE FY 2013 from QE FY 2012 at Royal Wolf consisted of an increase in our national accounts group of $4.9 million (consisting of a $6.5 million increase from higher unit sales, offset somewhat by a $1.5 million decrease in average prices and a $0.1 million decrease due to foreign exchange movements), offset somewhat by a $2.3 million decrease in our CSC retail operations (consisting of a $1.0 million decrease due to lower unit sales, a $1.2 million decrease in average prices and a $0.1 million decrease due to foreign exchange movements). At Pac-Van, the lower sales in QE FY 2013 versus QE FY 2012 (which included the $5.5 million of sales revenues recognized from one customer in the government-related sector discussed above), were primarily in the government sector, while most other sectors showed increases. At Southern Frac, portable liquid storage tank container sales in QE FY 2013 consisted of 158 units at an average sales price of approximately $33,600 per unit.

Leasing revenues during QE FY 2013 totaled $31.5 million, as compared to $27.4 million during QE FY 2012, representing an increase of $4.1 million, or 15%. Leasing revenues increased at Royal Wolf by $2.1 million, or 12%, and by $2.0 million, or 19%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in QE FY 2013 versus QE FY 2012, caused a translation decrease in QE FY 2013 to the leasing revenues at Royal Wolf when compared to QE FY 2012. In Australian dollars, leasing revenues at Royal Wolf increased by 14% in QE FY 2013 from QE FY 2012.

At Royal Wolf, average utilization in the retail operations was 85% during QE FY 2013 and 86% during QE FY 2012; and average utilization in the national accounts group operations was 80% during QE FY 2013 and 84% during QE FY 2012. In QE FY 2013 and QE FY 2012, the overall average utilization was 83% and 85%, respectively; and the average monthly lease rate of containers was AUS$162 in QE FY 2013 and AUS$151 in QE FY 2012. Leasing revenues in QE FY 2013 increased over QE FY 2012 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being over 3,300 higher in QE FY 2013 as compared to QE FY 2012. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remained strong in QE FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 78%, 83%, 85%, 65% and 74% and average monthly lease rates were $101, $261, $910, $238 and $836 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2013; as compared to 82%, 84%, 100%, 65% and 76% and $101, $254, $1,600, $225 and $792 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2012, respectively. Pac-Van had only six frac tank containers on lease at March 31, 2012. The average composite utilization rate in QE FY 2013 and QE FY 2012 was 74% and 75%, respectively, and the composite average monthly number of units on lease was over 1,650 higher in QE FY 2013 as compared to QE FY 2012. The increased leasing revenues resulted primarily from improved demand across most sectors, particularly in commercial, construction and mining and energy.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $1.9 million, from $21.7 million during QE FY 2012 to $19.8 million during QE FY 2013, as a result of the lower sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues increased to 27% in QE FY 2013 from 25% in QE FY 2012. Cost of sales from our manufactured portable liquid storage tank containers totaled $5.6 million or approximately $35,200 per unit.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars (by $3.5 million, from $22.2 million during QE FY 2012 to $25.7 million during QE FY 2013), but remained flat as a percentage of total revenues at 40%. This absolute dollar increase was not only the result of our increased leasing operations, but also to the additional selling and administrative expenses of $0.7 million incurred at Southern Frac in QE FY 2013.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $5.6 million in QE FY 2013 from $4.9 million in QE FY 2012 primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $2.7 million in QE FY 2013 was $0.1 million higher than the $2.6 million in QE FY 2012. This was comprised of an increase in interest expense of $0.5 million at Royal Wolf and a decrease in interest expense of $0.4 million in North America. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 6.1% in QE FY 2013 was lower than the 6.8% in QE FY 2012 and did not offset the comparatively higher average borrowings. However, in North America, the decrease in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 4.9% in QE FY 2013 from 6.4% in QE FY 2012 more than offset the higher average borrowings in QE FY 2013, as compared to QE FY 2012.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0176 at December 31, 2011, $1.0387 at March 31, 2012, $1.0374 at December 31, 2012 and $1.0423 at March 31, 2013. In QE FY 2012 and QE FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $(756,000) and $109,000, and $55,000 and $31,000, respectively.

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

Noncontrolling Interest. Noncontrolling interest in the Royal Wolf and Southern Frac results of operations was $2.0 million QE FY 2013, comparable to the $2.1 million in QE FY 2012.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $0.7 million in QE FY 2013, which was $0.5 million less than the $1.2 million in QE FY 2012; primarily as a result of higher interest expense, reduced benefit from foreign exchange and derivative instrument transactions and an operating loss at Southern Frac, offset somewhat by improved operating profit in both the Pan-Pacific area and at Pac-Van in QE FY 2013 when compared to QE FY 2012.

Nine Months Ended March 31, 2013 (“YTD FY 2013”) Compared to Nine Months Ended March 31, 2012 (“YTD FY 2012”)

The following compares our YTD FY 2013 results of operations with our YTD FY 2012 results of operations.

Revenues. Revenues increased by $23.5 million, or 15%, to $180.6 million in YTD FY 2013 from $157.1 million in YTD FY 2012. This consisted of an increase of $10.1 million, or 10% in revenues at Royal Wolf, a $0.4 million increase, or 1%, in revenues at Pac-Van and $13.0 million of manufacturing revenues from Southern Frac, which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the slight weakening in the Australian dollar relative to the U.S. dollar in YTD FY 2013 versus YTD FY 2012, did not significantly impact the translation in YTD FY 2013 of the total revenues at Royal Wolf when compared to YTD FY 2012. In Australian dollars, total revenues at Royal Wolf also increased by 10% in YTD FY 2013 from YTD FY 2012. The average currency exchange rate of one Australian dollar during YTD FY 2013 was $1.03885 U.S. dollar compared to $1.04003 U.S. dollar during YTD FY 2012.

The revenue increase at Royal Wolf was primarily in the mining and consumer sectors where revenues increased by approximately $8.9 million, or 34%, in YTD FY 2013 from YTD FY 2012. At Pac-Van, increases across-the-board in most sectors, particularly in commercial, construction and mining and energy, which totaled $7.6 million, were substantially offset by decreases totaling $7.3 million in the services, government and education sectors. In YTD FY 2012, revenues were substantially enhanced by the recognition of $5.5 million in revenues to one customer in the government-related sector pursuant to a $6.7 million contract for modular units.

Sales and leasing revenues of our leasing operations represented 45% and 55% of total revenues (not including Southern Frac) in YTD FY 2013 and 51% and 49% of total revenues in YTD FY 2012, respectively.

Sales during YTD FY 2013 amounted to $88.1 million, compared to $79.9 million during YTD FY 2012; representing an increase of $8.2 million, or 10%. This included a $4.8 million decrease, or 22%, in sales at Pac-Van and $13.0 million of sales from Southern Frac. The flat sales in YTD FY 2013 from YTD FY 2012 at Royal Wolf consisted of an offset of a $4.3 million decrease in our CSC retail operations (due from decreases in unit sales of $2.7 million, lower average prices of $1.5 million and an unfavorable foreign exchange translation effect of $0.1 million) and a $4.3 million increase in our national accounts group (primarily from higher unit sales of $5.9 million, offset somewhat by decreases in average prices of $1.4 million and an unfavorable foreign exchange translation effect of $0.2 million). At Pac-Van, the lower sales in YTD FY 2013 versus YTD FY 2012 (which included the $5.5 million of sales revenues recognized from one customer in the government-related sector discussed above) were primarily due to an over $7.3 million decrease in the government, services, retail and construction sectors; offset somewhat by increases of $2.3 million in the other sectors, particularly the commercial and mining and energy sectors. At Southern Frac, portable liquid storage tank container sales in YTD FY 2013 consisted of 388 units at an average sales price of approximately $33,600 per unit.

Leasing revenues during YTD FY 2013 totaled $92.5 million, as compared to $77.2 million during YTD FY 2012, representing an increase of $15.3 million, or 20%. Leasing revenues increased at Royal Wolf by $10.1 million, or 22%, and by $5.2 million, or 17%, at Pac-Van. The translation effect of the average currency exchange rate, driven by the slight weakening in the Australian dollar relative to the U.S. dollar in YTD FY 2013 versus YTD FY 2012, did not significantly impact the translation in YTD FY 2013 of the leasing revenues at Royal Wolf when compared to YTD FY 2012. In Australian dollars, leasing revenues at Royal Wolf also increased by 22% in YTD FY 2013 from YTD FY 2012.

At Royal Wolf, average utilization in the retail operations was 85% during YTD FY 2013 and 88% during YTD FY 2012; and average utilization in the national accounts group operations was 77% during YTD FY 2013 and 81% during YTD FY 2012. In YTD FY 2013 and YTD FY 2012, the overall average utilization was 83% and 85%, respectively; and the average monthly lease rate of containers was AUS$164 in YTD FY 2013 and AUS$150 in YTD

FY 2012. Leasing revenues in YTD FY 2013 increased over YTD FY 2012 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being more than 3,750 higher in YTD FY 2013 as compared to YTD FY 2012. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remain strong in YTD FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 83%, 83%, 84%, 66% and 75% and average monthly lease rates were $105, $260, $1,020, $236 and $843 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during YTD FY 2013; as compared to 86%, 84%, 100%, 65% and 77% and $102, $254, $1,333, $224 and $767 for storage containers, office containers, frac tank containers, mobile offices and modular units in YTD FY 2012, respectively. Pac-Van had only six frac tank containers on lease at March 31, 2012. The average composite utilization rate in YTD FY 2013 and YTD FY 2012 was 77% and 76%, respectively, and the composite average monthly number of units on lease was over 1,450 higher in YTD FY 2013 as compared to YTD FY 2012. The strong utilization and generally higher monthly lease rates resulted primarily from improved demand across most sectors, with a modest reduction in leasing revenues in the government and education sectors.

Cost of Sales. Cost of sales (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $3.7 million, from $58.9 million during YTD FY 2012 to $55.2 million during YTD FY 2013, as a result of the lower sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues remained at 26%. Cost of sales from our manufactured portable liquid storage tank containers totaled $12.1 million, or approximately $31,200 per unit, which included additional costs of $145,000 due to the purchase price allocation effect of carrying the opening inventory on October 1, 2012 at fair value. Our gross profit percentage from sales of manufactured units was approximately 7% during YTD FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars (by $9.8 million, from $64.6 million during YTD FY 2012 to $74.4 million during YTD FY 2013), but remained steady as a percentage of revenues at 41%. This absolute dollar increase was not only the result of our increased leasing operations, but also to the additional selling and administrative expenses of $1.6 million incurred at Southern Frac in YTD FY 2013, which included $135,000 of one-time, transaction-related costs since the date of acquisition.

Depreciation and Amortization. Depreciation and amortization increased by $2.1 million to $16.2 million in YTD FY 2013 from $14.1 million in YTD FY 2012 primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $8.6 million in YTD FY 2013 was $0.3 million lower than the $8.9 million in YTD FY 2012. This was comprised of a decrease in interest expense of $0.3 million in North America. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 6.1% in YTD FY 2013 was substantially lower than the 8.0% in YTD FY 2012 and effectively offset the comparatively higher average borrowings. Also, in North America, the decrease in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 4.9% in YTD FY 2013 from 6.3% in YTD FY 2012 more than offset the higher average borrowings in YTD FY 2013, as compared to YTD FY 2012.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0597 at June 30, 2011, $1.0387 at March 31, 2012, $1.0161 at June 30, 2012 and 1.0423 at March 31, 2013. In YTD FY 2012 and YTD FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $(384,000) and $866,000, and $163,000 and $194,000, respectively. In YTD FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $0.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Income Taxes. Our effective income tax rate was 38.0% in both YTD FY 2013 and YTD FY 2012. The effective rate is greater than the U.S. federal rate of 34% (the Australian statutory tax rate is 30%) primarily because of state income taxes from the filing of tax returns in multiple U.S. states and because a portion of the depreciation and amortization on the fixed and intangible assets recorded in the Pac-Van acquisition is not deductible for U.S. federal income tax purposes.

Noncontrolling Interest. Noncontrolling interest in the Royal Wolf and Southern Frac results of operations was $5.6 million YTD FY 2013, as compared to $4.8 million in YTD FY 2012, reflecting primarily the higher profitability of Royal Wolf between periods.

Net Income Attributable to Common Stockholders. We had net income attributable to common stockholders of $3.4 million in YTD FY 2013, which was $1.1 million greater than the $2.3 million in YTD FY 2012; primarily as a result of the greater operating profit in both the Pan-Pacific area and North America, lower interest expense, and bargain purchase gains in YTD FY 2013 when compared to YTD FY 2012.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2012	2013	2012	2013
Net income (loss)	$3,307	$2,798	$7,176	$9,121
Add (deduct) —
Provision for income taxes	2,029	1,715	4,401	5,591
Foreign currency exchange gain and other	(576)	(115)	(899)	(583)
Interest expense	2,610	2,749	8,900	8,604
Interest income	(13)	(3)	(141)	(43)
Depreciation and amortization	4,904	5,710	14,144	16,406
Share-based compensation expense	234	322	654	968

Adjusted EBITDA	$12,495	$13,176	$34,235	$40,064

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

Royal Wolf has an approximately $128,867,000 (AUS$100,000,000 and NZ$29,400,000) secured senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ” and the “ANZ Credit Facility”) that matures on June 30, 2014, except for a $15,635,000 (AUS$15,000,000) revolving sub-facility that matures on November 14, 2014. The ANZ Credit facility, as amended, is comprised of a working capital sub-facility (primarily for receivable financing) and revolving sub-facilities (primarily for lease fleet purchases and acquisitions) in both Australia and New Zealand.

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). Under the Wells Fargo Credit Facility, Pac-Van may borrow up to $110,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. In connection with the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid.

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

As of March 31, 2013, our required principal and other obligations payments for the twelve months ending March 31, 2014 and the subsequent three fiscal years are as follows (in thousands):

	Twelve Months Ending March 31,
	2014	2015	2016	2017
ANZ Credit Facility	$1,373	$105,293	$634	$552
Wells Fargo Credit Facility (a)	—	—	—	—
Wells Fargo SF Credit Facility	3,779	1,043	320	—
Other	1,040	855	479	72

	$6,192	$107,191	$1,433	$624

(a)	The Wells Fargo Credit Facility matures in September 2017.

We intend to continue utilizing our operating cash flow and borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Recent Developments

On May 9, 2013, we priced at 9.0% a primary underwritten public offering for 300,000 shares with a liquidation value of $100 per share of an original issuance of Series C Cumulative Redeemable Perpetual Preferred Stock (“Series C Preferred Stock”). In addition, we granted the underwriters an overallotment option for 30 days of up to an additional 50,000 shares. The offering is subject to customary closing conditions and is expected to close on or about May 17, 2013. The proceeds of the primary offering, net of underwriting fees, will total $33,250,000; which we intend to use to pay offering costs, repay senior indebtedness and for general corporate purposes, including the acquisition of businesses and lease fleet and the redemption of the Series A Preferred Stock. We have applied to list these shares on the NASDAQ Global Select Market.

Also in May 2013, Pac-Van, Wells Fargo and HSBC entered into Amendment No. 1 to the Wells Fargo Credit Facility which permits Pac-Van to pay dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of

$4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock under its certificate of designation; provided that (i) the payment of such dividends does not cause a default or event of default under the Wells Fargo Credit Facility, (ii) Pac-Van is solvent, (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility, (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant of the Wells Fargo Credit Facility, after giving effect to the dividend payment, and (v) the dividends are paid no earlier than ten business days prior to the date they are due. The amendment required that GFN use 80% of the gross proceeds of the Series C Preferred Stock offering to pay down borrowings under the Wells Fargo Credit Facility.

Cash Flow for YTD FY 2013 Compared to YTD FY 2012

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

	Nine Months Ended March 31,
	2012	2013
Net cash provided by operating activities	$1,349	$20,975

Net cash used in investing activities	$(33,623)	$(56,307)

Net cash provided by financing activities	$34,670	$31,144

Operating activities. Our operations provided net cash flow of $21.0 million during YTD FY 2013, an increase of $19.7 million from the $1.3 million of operating cash flow provided during YTD FY 2012. Net income of $9.1 million in YTD FY 2013 was higher by $1.9 million from net income of $7.2 million in YTD FY 2012 and our operating cash flows increased by $14.4 million in YTD FY 2013 from the management of operating assets and liabilities when compared to YTD FY 2012. In YTD FY 2013 and YTD FY 2012, operating cash flows were reduced by $5.2 million and $19.6 million, respectively, from the management of operating assets and liabilities. In addition, our operating cash flows in YTD FY 2013 increased by $2.3 million over YTD FY 2012 as a result of larger non-cash adjustments of depreciation and amortization. Depreciation and amortization totaled $16.4 million in YTD FY 2013 versus $14.1 million in YTD FY 2012. These increases to operating cash flows in YTD FY 2013 from YTD FY 2012 were partially offset by net unrealized gains from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which increase operating results, but are non-cash reductions for cash flow purposes, of $0.1 million in YTD FY 2013, as compared to a net unrealized loss of $0.4 million in YTD FY 2012. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $4.9 million in YTD FY 2013 and $3.9 million in YTD FY 2012. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both YTD FY 2013 and YTD FY 2012, operating cash flows were reduced by gains on the sales of lease fleet of $5.2 million and $5.7 million, respectively, and enhanced by non-cash share-based compensation charges of $1.0 million and $0.7 million, respectively.

Investing Activities. Net cash used by investing activities was $56.3 million during YTD FY 2013, as compared to $33.6 million being used during YTD FY 2012. Purchases of property, plant and equipment, or rolling stock, were approximately $6.2 million in YTD FY 2013 versus only $2.1 million in YTD FY 2012; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $35.4 million in YTD FY 2013 as compared to $31.7 million in YTD FY 2012, an increase of $3.7 million. The increase in YTD FY 2013 net capital expenditures from YTD FY 2012 was due primarily to container lease fleet purchases of $15.6 million in YTD FY 2013 in North America as compared to only $2.7 million in YTD FY 2012, an increase of $12.9 million; whereas net capital expenditures in the Pan Pacific totaled $19.8 million in YTD FY 2013 versus $29.0 million in YTD FY 2012, a decrease of $9.2 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In YTD FY 2013, we made eight business acquisitions, three in Australia and five in the in North America, for cash totaling $14.6 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). There were no business acquisitions in YTD FY 2012.

Financing Activities. Net cash provided by financing activities was $31.1 million during YTD FY 2013, as compared to $34.7 million provided during YTD FY 2012. In YTD FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $114.4 million on the existing credit facilities, including the two new Wells Fargo credit facilities, primarily to fund our increasing investment in the container lease fleet and business acquisitions. This compares to increasing outstanding borrowings in YTD FY 2012 by a net $17.6 million. Also in YTD FY 2013, we incurred deferred financing costs of $1.4 million primarily in connection with the refinancing at Pac-Van. In both YTD FY 2013 and YTD FY 2012, Royal Wolf paid capital stock dividends of $2.3 million and $1.8 million, respectively, to noncontrolling interests.

Asset Management

Receivables and inventories were $34.5 million and $37.1 million (including $6.1 million at Southern Frac) at March 31, 2013 and $35.4 million and $31.2 million at June 30, 2012, respectively. Effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. At March 31, 2013, days sales outstanding (“DSO”) in trade receivables were 40 days and 54 days for Royal Wolf and Pac-Van, as compared to 41 days and 51 days at June 30, 2012, respectively. DSO for Southern Frac at March 31, 2013 was 35 days.

The net book value of our total lease fleet increased from $259.5 million at June 30, 2012 to $301.3 million at March 31, 2013. At March 31, 2013, we had 54,284 units (20,067 units in retail operations in Australia, 10,801 units in national account group operations in Australia, 8,875 units in New Zealand, which are considered retail; and 14,541 units in North America) in our lease fleet, as compared to 48,888 units (18,297 units in retail operations in Australia, 9,971 units in national account group operations in Australia, 8,229 units in New Zealand, which are considered retail; and 12,391 units in North America) at June 30, 2012. At those dates, 42,696 units (16,376 units in retail operations in Australia, 7,840 units in national account group operations in Australia, 7,748 units in New Zealand, which are considered retail; and 10,732 units in North America) and 39,001 units (14,957 units in retail operations in Australia, 7,291 units in national account group operations in Australia, 7,205 units in New Zealand, which are considered retail; and 9,548 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,859 storage and freight containers and 3,884 portable building containers at March 31, 2013; and 33,203 storage and freight containers and 3,294 portable building containers at June 30, 2012. At those dates, units on lease were comprised of 29,224 storage and freight containers and 2,740 portable building containers; and 26,988 storage and freight containers and 2,465 portable building containers, respectively.

In North America, the lease fleet was comprised of 7,059 storage containers, 1,462 office containers (GLOs), 311 portable liquid storage tank containers, 4,728 mobile offices and 981 modular units at March 31, 2013; and 5,247 storage containers, 1,272 office containers, 55 portable liquid storage tank containers, 4,825 mobile offices and 992 modular units at June 30, 2012. At those dates, units on lease were comprised of 5,409 storage containers, 1,197 office containers, 273 portable liquid storage tank containers, 3,129 mobile offices and 724 modular units; and 4,498 storage containers, 1,034 office containers, 39 portable liquid storage tank containers, 3,220 mobile offices and 757 modular units, respectively

Off-Balance Sheet Arrangements

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually. We operate two reportable and operating segments (Pac-Van and Royal Wolf). All of our goodwill was allocated between these two reporting units. We performed an annual impairment test on goodwill at June 30 using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. At March 31, 2013, there were no significant changes in events or circumstances that were not existing or considered at Royal Wolf or Pac-Van since the annual test at June 30, 2012. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2012, as filed with the SEC on September 17, 2012 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the October 1, 2012 acquisition of Southern Frac, LLC, the Company issued 750 shares of Series C Convertible Cumulative Preferred Stock, or Series C Preferred Stock. The certificate of designation for the Series C Preferred Stock provided that the Series C Preferred Stock would convert automatically to Company common stock upon the first date that the closing price of the Company common stock on the NASDAQ Stock Market equaled or exceeded $5.00 per share. On February 12, 2013, the closing price of the Company’s common stock was $5.06 per share, and the Series C Preferred Stock automatically converted to 150,000 shares of Company common stock. On April 2, 2013, the Company filed a certificate of elimination to cancel the certificate of designation for the Series C Preferred Stock.

Item. 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2013	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	General Finance Corporation Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013)

3.2	General Finance Corporation Amended and Restated Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed April 12, 2013)

10.1	First Amendment dated February 22, 2013 to Credit and Security Agreement by and among Southern Frac, LLC, GFN Manufacturing Corporation, General Finance Corporation and Wells Fargo Bank, National Association

10.2	Amended and Restated Subordination Agreement dated February 22, 2013 by and between Shane Boston and Wells Fargo Bank, National Association

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101*	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.