Form 10-K
period 2013-06-30
General Finance CORP
filed 2013-09-17
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32845

(Exact name of registrant as specified in its charter)

Delaware	32-0163571
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 East Union Street Pasadena, California 91103	(626) 584-9722
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Market

9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (Liquidation Preference $100 per share)	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2012 was approximately $21,214,000 based on a closing price of $4.50 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 24,336,925 shares of the Registrant’s Common Stock outstanding as of September 9, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2013 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as “Container King” (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

At June 30, 2013, we have two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by us to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” However, our business in the liquid containment industry commenced during the second half of the year ended June 30, 2012 and was not significant at June 30, 2012. Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through nineteen customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand and twenty-nine branch locations across eighteen states in the United States and in Alberta, Canada. As of June 30, 2013, we had 263 and 466 employees and 39,183 and 15,076 lease fleet units in the Asia-Pacific area and North America, respectively.

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

ROYAL WOLF

We believe Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Royal Wolf leases and sells storage container products through its Customer Service Centers (“CSCs”) located in every state in Australia and in the North and South Islands of New Zealand. We believe Royal Wolf has the largest lease fleet of storage container products in Australia and New Zealand. Royal Wolf is the only portable container lease and sales company with CSCs in all major business centers in Australia and New Zealand and, as such, is the only storage container products company in Australia and New Zealand with a national infrastructure and work force. Royal Wolf has an experienced senior management team. Robert Allan, the chief executive officer of Royal Wolf, has over 30 years of experience in the equipment leasing industry. The ten members of the senior management team of Royal Wolf have an average of over 17 years of experience in the equipment leasing industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.

Royal Wolf’s storage container products are used by a broad range of industries. Our storage container products provide secure, accessible temporary storage for a diverse client base of over 21,000 large and small customers who conduct business in industries that include mining, road and rail, construction, moving and storage, manufacturing, transportation, defense and in the support of small and medium-size entities (“SMEs”). Our customers use our products for a wide variety of storage applications, including retail and manufacturing inventory, construction materials and equipment, documents and records and household goods.

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

Leverage our Infrastructure through Acquisitions. Our branch network infrastructure covers a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing or acquired CSCs or adding new fleets allows us to more effectively leverage our infrastructure. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area. From September 2007 through June 2013, Royal Wolf completed ten acquisitions and, as a result of these acquisitions and organic growth, Royal Wolf’s lease fleet grew from approximately 17,000 units at September 30, 2007 to over 39,000 units as of June 30, 2013.

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

Mobile Storage Container Market

Since the mid-1990s, the storage container industry in Australia and New Zealand has developed into a stable market, analogous to the marine container business of 25 or so years ago. Marine containerization displaced less efficient and more expensive specialized equipment. We believe mobile storage containers are achieving increased market share compared to the other options because of an increasing awareness that containers provide ground level access, durable protection against damage caused by wind or water and custom modifications tailored to customers’ specific uses.

We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $238 million (AUS$260 million), with an estimated 60% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, leasing revenues will account for an increasing proportion of the total revenue.

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

The mobile storage markets in Australia and New Zealand are highly fragmented. In most locations in Australia, Royal Wolf competes with several national and regional competitors, including Cronos, and CGM-CMA, as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, most are heavily reliant on monthly sales performance, have slowly growing rental fleets and have limited ability to transact larger deals. The New Zealand market is even more fragmented.

Portable Container Buildings Market

The portable container buildings market in Australia was estimated to have generated revenue totaling $2,469 million AUS$2,700 million during the fiscal year ended June 30, 2013 (“FY 2013”), of which approximately $1,605 million (AUS$1,755 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in July 2013. The portable buildings market consists of the following:

•	Engineering, construction and resources — approximately 50%.

•	Household — approximately 20%

•	Non-residential building construction — approximately 15%.

•	Recreation and holiday — approximately 5%.

•	Agriculture and export — approximately 10%

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

Freight Container Market

Based upon internal analysis, Royal Wolf’s management team estimates that the freight container market in Australia generated approximately $51 million (AUS $56 million) in aggregate annual lease and sales revenues in fiscal year 2013. The rate of growth in this industry has been slow compared with the portable container storage and portable container buildings market. Although there is potential for growth in the freight container market as more road and rail carriers recognize the efficiencies of containerization, Royal Wolf’s present strategy is to maintain rather than grow its container fleet in this sector. Competitors include Cronos and the SCF Group (Simply Containers).

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
20-foot bulk containers

Mobile Storage Containers. Royal Wolf leases and sells mobile storage containers, some of which are customized for specific customers, for on-site storage by customers. These customers include retail outlets and manufacturers, government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and the general public. Royal Wolf’s products include general purpose dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities. There were 25,705 mobile storage containers in the lease fleet at June 30, 2013. The amount and percentage of Royal Wolf’s total sales and leasing revenues of mobile storage containers for FY 2013 were as follows ($ in millions):

	Dollars	Percentage
Sales	$61.7	78.0%
Leasing	45.2	61.0

Total revenues from mobile storage containers were 70% of Royal Wolf’s total revenues in FY 2013.

Portable Container Buildings. Royal Wolf also leases and sells portable container buildings as site offices and for temporary accommodations. Royal Wolf customizes mobile storage container buildings for some customers. Royal Wolf entered the portable building market in August 2005 with 20-foot and 40-foot portable buildings manufactured from steel container platforms which it markets to a subset of its mobile storage container customer base. There were 3,899 portable container buildings in the lease fleet at June 30, 2013. The amount and percentage of Royal Wolf’s total sales and leasing of portable container building revenues for FY 2013 were as follows ($ in millions):

	Dollars	Percentage
Sales	$15.0	19.0%
Leasing	16.9	22.8

Total revenues from portable container buildings were 21% of Royal Wolf’s total revenues in FY 2013.

Freight Containers. Royal Wolf leases and sells freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, freight forwarders, transport companies, rail freight operators and the Australian military. Royal Wolf’s freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. There were 9,579 freight containers in the lease fleet at June 30, 2013. The amount and percentage of Royal Wolf’s total sales and leasing of freight container revenues for FY 2013 were as follows ($ in millions):

	Dollars	Percentage
Sales	$2.4	3.0%
Leasing	12.0	16.2

Total revenues from freight containers were 9% of Royal Wolf’s total revenues in FY 2013.

Most of our fleet is comprised of new and refurbished and customized storage containers, manufactured steel containers and record storage units, along with our freight and accommodation units. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the International Organization for Standardization, which we refer to as “ISO.” Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, and further customize them, and add our decals and branding.

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

Each of the following material suppliers was the source of two percent or more of Royal Wolf’s container purchases during FY 2013:

Suppliers	Type of Product Purchased	Percentage of Container Purchases
Nantong CIMC	New	7%
Singamas	New	5
Eastern Container Alliance	New	4
TAL International	New	2

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

CSC Network

Royal Wolf leases and sells its storage container products from an Australia and New Zealand network of CSCs which we believe is the largest branch network of any storage container company in Australia and New Zealand. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force. A typical Royal Wolf CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand. The following map shows Royal Wolf’s existing CSC locations at June 30, 2013.

Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our seven State Managers for Australia and Sales Managers, Island (North and South Islands) for New Zealand who in turn report to an Executive General Manager who reports to the CEO. Performance-based incentive bonuses are a portion of the compensation for the CSC, State, Island and branch managers.

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

Except for the Auckland, New Zealand self-storage, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of up to 14 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties. Reference is made to the “Description of Property” section for a more detailed description of our leased facilities.

Customers

Royal Wolf has a broad base of over 21,000 active customers, with no customer constituting more than 3% of our annual revenue for FY 2013. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the disparity of Royal Wolf’s customer base reduces the business exposure to a significant downturn in any particular industry.

Royal Wolf provides its customers a solutions-oriented approach, with high reliability in equipment quality and supply, with prompt and efficient delivery and pick-up, and with superior service and product knowledge. This is supported by a highly responsive national marketing team, in-house finance, and control and engineering expertise and nationally linked fleet management and accounting systems. Royal Wolf is the largest and only truly national supplier of container products in Australia and New Zealand, and the only container company with the scale and capacity to service a full range of customers; from small local accounts right through to the largest national businesses. Royal Wolf’s diverse customer base is depicted in the following chart:

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

Sales and Marketing

Royal Wolf’s sales and marketing strategy is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages, internal advertising and SEO (search engine optimization), print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail, television and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is for Royal Wolf to be one of the suppliers that potential customers call.

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

Employees

As of June 30, 2013, Royal Wolf employed 263 full-time employees in the following major categories:

Senior and CSC management	17
Corporate staff	21
Sales and marketing	73
CSC operations and administration	152

None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.

PAC-VAN

Pac-Van leases and sells storage containers, office containers, portable liquid storage tank containers, mobile offices and modular buildings. Pac-Van started operations in 1993 with two locations and a small fleet of mobile offices and storage trailers serving primarily the construction industry. Pac-Van now competes in the mobile storage, modular space, and liquid containment industries and provides its products and services to a diversified customer base in North America through its network of 29 branch offices in both the United States and Canada. The senior management team has extensive experience in the industry and with Pac-Van.

Mobile storage generally includes providing customers with secure, temporary storage at their site locations. Modular space includes mobile offices and modular buildings and involves the rental and sales of prefabricated, code compliant structures and the delivery and installation of the equipment at customer properties. Liquid containment generally includes providing storage containers to store various liquids in a number of environmental and industrial applications. All of Pac-Van’s products service a broad range of industries, including construction, services, retail, manufacturing, transportation, mining and energy and government.

Pac-Van is pursuing a business strategy focused on investing in the container product fleet, growing leasing revenues, completing accretive acquisitions, and managing indebtedness, as follows:

Investing in the Container Lease Fleet. Pac-Van is focusing on expanding the fleet of higher return products, particularly storage, office and specialty containers. Pac-Van expects to drive a portion of its growth from opportunities beyond our traditional products and markets and in FY 2013, Pac-Van recognized additional rental revenue of nearly $2.5 million associated with the introduction of the portable liquid storage tank container product line.

Growing Leasing Revenues. Pac-Van is emphasizing programs and initiatives to grow leasing revenues, not only from container products, but also from the its mobile office and modular building fleet. This should generate higher margins as there are limited incremental costs related to leasing our existing product lines through our existing branch offices.

Accretive Acquisitions. As part of our growth strategy, Pac-Van pursues acquisitions that are accretive and have strong growth potential. These acquisitions, especially “tuck in” acquisitions, potentially allow Pac-Van to leverage the fixed costs of its branch offices with additional lease fleet that deliver greater scale with better margins.

Managing Indebtedness. We expect to continue to focus on monitoring the debt level of Pac-Van while also investing in growing product lines and markets. We believe this emphasis on the capital structure provides flexibility and positions Pac-Van to capture future growth opportunities. In recovering economic cycles, like the current United States business cycle, the Company focuses on optimizing lease fleet investment, utilization and cash management to achieve this objective.

Industry Overview

Pac-Van competes in three different, but related, sectors of the portable services industry, mobile storage, modular space and liquid containment.

Mobile Storage Container Market

Mobile Storage is used primarily by businesses for secure, temporary storage at the customer’s location and offers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at an off-site facility. A broad range of industries, including construction, industrial, commercial, services, retail, and government utilize mobile storage equipment to meet both their short-term and permanent storage needs. Although Pac-Van is not aware of any published estimates, we believe the mobile storage industry is growing due to an increasing awareness of its convenience and cost benefits. The mobile storage industry is highly fragmented, with numerous participants in local markets leasing and selling storage containers, storage trailers and other storage structures.

Pac-Van believes that participants in its industry compete on the basis of customer relationships, price, service, and breadth and quality of equipment offered. In every market Pac-Van serves, it competes with multiple local, regional, and national portable storage providers. Some of Pac-Van’s competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Pac-Van’s largest competitors in the storage container and storage trailer markets in the U.S. are Mobile Mini, Williams Scottsman, McGrath RentCorp, Haulaway, Allied Leasing, Eagle Leasing, and National Trailer Storage.

Modular Space Market

Modular Space is used primarily by businesses to address either temporary or permanent space needs. We believe modular space delivers four core benefits compared to permanent buildings or structures: reusability, timely solutions, lower costs, and flexibility. Modular buildings may offer customers significant cost savings over permanent construction and can generally be installed quicker because site work and fabrication can take place concurrently. In addition, modular solutions are not site specific and can be configured in a number of ways to meet multiple needs. Finally, modular buildings are reusable and will generally serve a wide variety of users during their life span. We believe this characteristic can be a key competitive advantage with the emphasis on green building. The Modular Building Institute, in its 2012 Relocatable Buildings Annual Report estimated that U.S. modular space industry dealers earned in excess of $3.0 billion in leasing and sales revenues in calendar year 2011. The industry has experienced a significant growth trend over the last thirty years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown although the growth is not always consistent and there have been periods of decline within that period. We believe that Pac-Van is well-positioned to benefit from any continued long-term growth in the modular space industry.

The modular space industry is highly competitive. Pac-Van competes on the basis of level of service, quality, customer relationships, and price. We believe that Pac-Van’s reputation for customer service and a wide selection of units allow it to compete effectively. However, Pac-Van’s largest North American competitors, ModSpace, Williams-Scotsman, and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include M Space, Acton Mobile, Vanguard Modular, Design Space, and Satellite Shelters.

Liquid Containment Market

Customers use portable liquid storage tank containers or “frac tanks” in environmental and industrial applications for storage of hazardous and non-hazardous liquids and semi-solids. The tanks are used by customers mainly in oil and gas exploration and field services as well as a wide variety of other businesses including, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management, and landfill services. We believe that the rental industry in the United States for liquid containment equipment generates approximately $1.4 billion of annual rental revenues. While this is a relatively new product line for Pac-Van, we believe it can leverage its branch network, existing relationships, and operating philosophies to successfully compete in this industry. Pac-Van’s research indicates that many of the companies currently using containment solutions also use its portable storage and mobile offices products.

The liquid containment industry is highly competitive. Pac-Van competes in this industry based upon product availability, product quality, price, service and reliability. As with the other industries Pac-Van serves, the competition consists of national, regional and local companies. Some of the national competitors, notably BakerCorp, Rain For Rent, and McGrath RentCorp, are significantly larger than we are and may have greater financial and marketing resources, more established relationships with equipment manufacturers, and greater name recognition in the market than we do. As a result, the competitors with these advantages may be better able to attract customers and provide their products and services at lower rental rates.

Business Attributes

Pac-Van is a recognized provider of modular buildings, mobile offices and container products on a national, regional and local basis in the United States, and believes it possesses the following strengths:

Extensive Geographic Coverage. Pac-Van is a national participant in the mobile storage, modular space, and liquid containment sectors. Pac-Van’s branch offices serve 29 of the top 50 largest Metropolitan Statistical Areas, or MSAs, in the United States. With the recent expansion into Alberta, Canada, the Company is now able to serve the western provinces in Canada. This footprint limits the impact of any negative change in a region or specific market.

Broad Customer Base. Pac-Van has established strong relationships with a diversified customer base in North America, ranging from large companies with a national presence to small local businesses. During FY 2013, Pac-Van leased or sold its equipment to approximately 9,200 customers. In FY 2013, Pac-Van’s largest customer accounted for slightly less than 4% of its total revenues and Pac-Van’s top ten customers accounted for approximately 13% of its total revenues. Pac-Van believes that the breadth of its business limits the impact on the Company to changes within any given customer or industry.

Sales and Marketing Excellence. Pac-Van has implemented a centralized customer relationship management system that allows it to coordinate its sales and marketing efforts. Through its branch network, Pac-Van develops local market knowledge and strong customer relationships while the corporate-based marketing group manages its brand image, web presence, and lead generation programs. Pac-Van provides ongoing training to it sales team, monitors call quality and surveys its customers to ensure that customer interactions meet its quality and service standards. Generally, Pac-Van’s lease fleet carries signage reflecting its brand, which is important to ongoing name recognition.

Customer Service Focus. Pac-Van’s operating infrastructure is designed to ensure that it consistently meets or exceeds customer expectations. On the national and regional level, Pac-Van’s administrative support services and scalable management information systems enhance its service by enabling Pac-Van to access real-time information on product availability, customer reservations, customer usage history and rates. Pac-Van believes this focus on customer service attracts new and retains existing customers. Based on the Company’s FY 2103 customer survey more than 97% of Pac-Van’s customers would both do business with Pac-Van again and recommend the company to others.

High Quality Fleet. Pac-Van’s branch offices maintain their lease fleet to consistent quality standards. Maintenance is expensed as incurred and branch managers and operations staff are responsible for managing a maintenance program aimed at providing equipment to customers that meets or exceed customer expectations and industry standards.

Significant Operating Cash Flows. Pac-Van has consistently generated significant cash flow from operations by maintaining high utilization rates and leasing margins.

Discretionary Capital Expenditures. A significant portion of Pac-Van’s capital expenditures are discretionary in nature, thus providing Pac-Van with the flexibility to readily adjust the amount that it spends based on its business needs and prevailing economic conditions.

Experienced Management Team. Pac-Van has an experienced and proven senior management team, with an average tenure of 15 years with Pac-Van. Pac-Van’s President, Theodore M. Mourouzis, joined Pac-Van in 1997 and the consistency of the senior management, corporate and branch management teams has been integral in developing and maintaining its high level of customer service, deploying technology to improve operational efficiencies and integrating acquisitions.

Products and Services

Pac-Van provides a broad range of products to meet the needs of its customer base. These products include storage containers, container offices, mobile offices, modular buildings, and portable liquid storage tanks. The following provides a description of Pac-Van’s products:

Storage Containers. Storage containers are steel structures, which are generally eight feet wide and eight and one-half feet high; and are built to ISO standards for carrying ocean cargo. They typically vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. This product line also includes domestic storage containers and storage trailers. Domestic storage containers are generally eight feet wide, nine feet high and come in lengths ranging from 40 to 53 feet. Storage trailers, which vary in size from 28 to 53 feet in length, have wheels and hitches and provide dock height storage.

Container Offices. Container offices, also known as ground level offices, are storage containers that have been modified to include office space. Floor plans can be either all office space or a combination of office and storage space. The office space includes features similar to those found in mobile offices. Like storage storages, container offices typically come in lengths of 20 feet and 40 feet. Due to their construction, they provide greater security than traditional field offices, and since they sit at ground level they don’t require stairs for entry and exit.

Mobile Offices. Sales and construction offices, also known as field offices and office trailers, are factory built, single-unit structures that are relocatable and used primarily for temporary office space. These units are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Standard field offices come in 8, 10, 12, and 14 foot widths and range in size from approximately 160 to 840 square feet. They include HVAC systems, lighting, electrical wiring, phone jacks, desk tops, shelving, and other features normally associated with basic office space. Sales offices typically come in 12 foot widths and provide 350 to 720 square feet. In addition to the basic amenities included in a field office, sales offices generally have wood siding, carpeting, high ceilings, custom windows, and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. All of Pac-Van’s mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, Pac-Van builds these units to meet state building code requirements and generally obtains multi-state codes enabling the company to move equipment among its branch network to meet changing demand and supply conditions.

Modular Buildings. Modular buildings are factory-built, portable structures generally consisting of two or more units (or floors) and are used in a wide variety of applications, ranging from schools to restaurants to medical offices. Ranging in size from 1,000 to more than 30,000 square feet, the company’s modular buildings are constructed in many sizes and are usually designed to satisfy unique customer requirements. Typically Pac-Van has the individual floors manufactured in such way to allow a number of floors to be connected to one another in a number of different configurations. This provides flexibility beyond the initial application and allows floors to be utilized in a number of different ways. Like mobile offices, Pac-Van procures modular buildings from an established network of manufacturing partners to meet state building requirements, and generally obtains multiple state codes for each unit.

Portable Liquid Storage Tank Containers. Portable liquid storage tank containers or “frac tanks” are manufactured steel containers with fixed steel axles and rear wheels for transport. While there are a number of different sizes of frac tanks currently used in the market place, we are currently focusing on the more common 500-barrel capacity tanks. Our products typically include features such as guardrails, safety stairways, multiple entry ways, sloped bottom for easy cleaning, an epoxy lining, and various feed and drain lines. Like mobile offices, Pac-Van procures frac tanks from an established network of manufacturing partners located throughout the United States.

Delivery and Installation, Return and Dismantle, and Other Site Services. Pac-Van delivers and where necessary installs all five product lines directly on customers’ premises. Installation services range from simple leveling for portable storage to more complex installation services for a modular building with multiple floors. Pac-Van will also provide skirting and ramps as needed by the customer. Depending on the type of unit some states will also require tie downs and other features to secure the unit and protect from it from wind damage. Once equipment is on site at a customer location, Pac-Van’s site services include relocating and dismantling the unit.

Ancillary Products and Services. In addition to leasing its core product lines, Pac-Van provides ancillary products such as steps, ramps, furniture, portable toilets, security systems, shelving, and other items to its customers for their use in connection with its equipment.

The following table provides a summary of Pac-Van’s lease fleet at June 30, 2013:

		Percentage	Gross	Percentage
	Quantity	of Total	Dollars	of Total
Portable Storage	7,273	48%	$20,387	14%
Container Offices	1,530	10	16,433	11
Mobile Offices	4,703	31	52,122	35
Modular Buildings	984	7	39,208	26
Portable Liquid Storage Tanks	586	4	21,064	14

	15,076	100%	$149,214	100%

Branch Network

The following map shows Pac-Van’s existing branch office network as of June 30, 2013:

As a key element to its market strategy, Pac-Van maintains a network of 29 branch offices throughout the United States and Canada. This network enables it to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental, and lower freight costs. Pac-Van benefits because it is able to spread regional overhead and marketing costs over a larger lease base, redeploy units within its branch network to optimize utilization, discourage potential competitors by providing ample local supply and service local customers in a more cost efficient manner.

Branch offices are generally headed by a branch manager with profit responsibility and are organized into four regions, which are managed by four regional vice presidents each with 15 or more years of experience in the portable services industry. Regional and branch managers’ compensation is based upon the financial performance of their branches and overall corporate performance and, in some cases, sales commissions. Sales representatives’ compensation includes both base salary and commission elements.

Customers

Pac-Van has established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietorships. The Pac-Van’s diverse product line allows Pac-Van to meet a variety of space needs. Typically, customers use portable storage to store a wide range of materials including construction materials and supplies for customers in the construction sector, inventory for retail customers, and raw materials for industrial companies. Customers in all segments use the Pac-Van’s office and building products (including container offices, mobile offices and modular buildings) in a variety of applications including construction offices, sales offices, work site offices, administrative offices, changing rooms, training facilities, cafeterias, etc. While the mining and energy sector is a heavy user of portable liquid storage tanks, customers in the construction, industrial, and commercial sectors use this product line to store groundwater, industrial chemicals, and other fluids. During FY 2013, Pac-Van provided its portable storage, container office, mobile office, modular building and portable liquid storage tank products to a diversified set of approximately 9,200 customers. The following table provides an overview of the industries served and the percentage of revenue in FY 2013 attributable to each customer segment.

Segment	Percentage of Revenues	Representative Customer
Construction	34%	General contractors, residential homebuilders and subcontractors
Industrial	13	Industrial and manufacturing customers, including a broad array of manufacturers, telecom distribution, refuse, recycling and bottling companies
Commercial	16	Provide services to both commercial businesses and individual consumers, excluding businesses that have customers who shop at their locations
Mining & Energy	11	Oil and petrochemical refineries, power plants, oil and natural gas exploration and alternative energy companies.
Government	5	Federal agencies, state and local governments, fire departments, correctional institutions and the U.S. military
Retail	4	Large national chains, small local stores, shopping centers and restaurants
Education	5	Public schools, private schools and day care facilities
Services	8	Health care facilities, veterinary offices, entertainment companies and religious institutions
Other	4	All other customers

Sales and Marketing

As of June 30, 2013, Pac-Van’s sales and marketing team consisted of 34 employees. The branch managers of our branch offices also play a critical role in Pac-Van’s sales and marketing programs. Members of Pac-Van’s sales group act as its primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. The sales team is responsible for developing and managing local relationships, as well as making both inbound and outbound calls. The sales team assists customers define and understand their space needs, assess potential opportunities, quotes deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale the sales team works closely with the local branch operations team to ensure that Pac-Van is able to meet or exceed customer expectations, relative to equipment quality and delivery timing. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers.

Pac-Van’s marketing group is primarily responsible for coordinating direct mail, internet marketing and other advertising campaigns, producing company literature, creating promotional sales tools and oversight of Pac-Van’s customer relationship management system. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers. Pac-Van’s marketing programs emphasize product quality, service capabilities, and the cost-savings and convenience of using its products versus constructing temporary or permanent offices or storage facilities. Pac-Van markets its services through a number of promotional vehicles, including the Internet, Yellow Pages, signage on its equipment, telemarketing, targeted mailings, trade shows and limited advertising in publications.

Pac-Van’s marketing programs are developed by branch managers, regional vice presidents and senior management, all of whom participate in devising branch-by-branch marketing strategies based on fleet availability and forecasted demand. Pac-Van’s branch managers, working with its corporate marketing team, determine the timing, content and target audience of direct mailings, specials and promotional offers, while the corporate office manages the marketing process to ensure the consistency of its message, achieve economies of scale and relieve its local branches of the administrative responsibility of running its marketing programs. Pac-Van believes that its approach to marketing is consistent with the local nature of its business and allows each branch to employ a customized marketing plan that fosters growth within its particular market.

Revenue Stream

In FY 2013, Pac-Van generated 67% of its revenues from leasing and 33% of its revenues from sales. Pac-Van prefers to lease its equipment because leasing provides a higher margin and a more predictable and repeatable revenue stream. In FY 2013, more than 80% of Pac-Van’s lease revenues were generated from customers who leased from Pac-Van in prior years.

Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. Pac-Van monitors fleet utilization at each branch and by product line. For FY 2013, average unit utilization of the lease fleet was approximately 76%, both on a gross dollar and on unit basis. While Pac-Van adjusts it’s pricing to respond to local market conditions, management believes that it generally achieves a rental rate equal to or above that of competitors because of the quality of Pac-Van’s products and its high level of customer service. Pac-Van’s largest leasing customer accounted for approximately 6% of total leasing revenues and its top ten customers accounted for approximately 12% of its total leasing revenues. Due in part to an active fleet maintenance program, Pac-Van’s equipment maintains a substantial portion of its initial value which includes the cost of the units as well as costs of significant improvements made to the units.

Leasing Services. As part of the Company’s leasing operations, Pac-Van provides a full set of services from inception through return. These generally include delivery and installation, ancillary products and tear down and return freight. Revenue associated with these leasing services is recognized when incurred. Delivery and installation and other services provided at lease inception (generally referred to as “front-end” services) are recognized at the beginning of the lease. Tear down and dismantle and other service necessary to bring the units back to Pac-Van (generally referred to as “back end” services) are recognize upon termination of the lease. Ancillary products such as steps, ramps, furniture, portable toilets, shelving, etc. are generally recognized throughout the life of the lease as part of the recurring billing cycle.

Sales. Pac-Van complements its core leasing business by selling either existing rental fleet assets or assets purchased specifically for resale. In FY 2013, management estimates that nearly 30% of sales came from existing fleet units. The sale of lease fleet units has historically been a cost-effective method of replenishing and upgrading the lease fleet. As with the leasing business, Pac-Van provides additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, Pac-Van provides not only the underlying equipment but also a full range of project related services, which may include foundation, specialty interior finishes, and landscaping, necessary to make the equipment fully operational for the customer.

Product Procurement and Capital Expenditures

Pac-Van closely monitors fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van purchases storage equipment, modular and mobile offices and portable liquid storage tanks from a network of third-party suppliers. The top three suppliers of units for FY 2013 represented approximately 39% of all fleet purchases and the top ten suppliers represented approximately 67% of all fleet purchases.

Pac-Van looks to adjust capital investment to match business needs and prevailing economic conditions. Pac-Van does not generally enter into long-term purchase contracts with manufacturers and can modify its capital investment activities to correspond to market conditions.

Pac-Van attempts to supplement fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and attempts to adjust its fleet spending patterns as favorable acquisition opportunities become available.

Fleet Maintenance

Ongoing maintenance to Pac-Van’s lease fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of its units. Pac-Van uses both in-house fleet technicians and third-party vendors to perform maintenance depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for container offices, mobile offices, and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs, and electric wiring. Portable liquid storage tanks require simple maintenance and generally include cleaning the unit to eliminate any residual material and inspecting the lining. Whether performed by Pac-Van or a third party, the cost of maintenance and repair of Pac-Van’s lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe Pac-Van’s maintenance program ensures a high quality fleet that supports both leasing and sales operations.

Management Information Systems

Pac-Van’s management information systems are instrumental in its lease fleet management and targeted marketing efforts and allow management to monitor operations at branches on a daily, weekly, monthly basis, and ad hoc basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel. This provides management with on-line access to utilization, lease fleet unit detail and rental revenues by branch or geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch sales people utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.

Employees

As of June 30, 2013, Pac-Van had 211 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

Senior and branch management	31
Corporate staff	26
Sales and marketing	34
Branch operations and administration	120

SOUTHERN FRAC

We, through GFNMC, acquired 90% of the membership interests of Southern Frac on October 1, 2012. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas for primarily oil and gas exploration, but it can also manufacture for, among others, the chemical and industrial, environmental remediation, waste water treatment and waste management sectors. In FY 2013, Southern Frac had total revenues from third parties of $19.1 million.

Also in FY 2013, Southern Frac sold 357 units ($12.5 million of intercompany revenues) to Pac-Van and we believe that it will continue to manufacture a steady supply of portable liquid storage containers for, as well as generate leasing referrals to, Pac-Van.

Management Information Systems

Southern Frac’s manufacturing enterprise resource planning (ERP) business system, SyteLine, was implemented during FY 2013 and provides comprehensive functionality to manage our business processes. Applications include order processing; inventory, purchasing; planning and scheduling, production, cost management, project tracking, accounting; and customer service. While not all applications have been implemented, we believe that, as of June 30, 2013, the SyteLine ERP system was operating satisfactorily to enable Southern Frac to manage its business. Full implementation is expected to be completed during the fiscal year ending June 30, 2014.

Employees

As of June 30, 2013, Southern Frac had 250 employees (consisting of 14 supervisory and administrative and 236 manufacturing, or shop, personnel). None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have not experienced any material labor disruption and are unaware of any efforts or plan to organize our employees.

In addition, at June 30, 2013, GFN corporate had five full-time employees. Total employees in North America (Pac-Van, Southern Frac and GFN corporate) totaled 466 at June 30, 2013.

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

A portion of Pac-Van’s units are subject to regulation in certain states under motor vehicle and similar registrations and certificate of title statutes. We believe that we have complied in all material respects with all motor vehicle registration and similar certificate of title statutes in states where such statutes clearly apply to our equipment. However, in certain states, the applicability of such statutes to our equipment is not clear beyond doubt. If additional registration and related requirements are deemed to be necessary in such states or if the laws in such states or other states were to change to require compliance with such requirements, Pac-Van could be subject to additional costs, fees and taxes as well as administrative burdens in order to comply with such statutes and requirements. We do not believe the effect of such compliance will be material to our business, results of operations or financial condition.

Trademarks

General Finance Corporation entered into a licensing agreement with Triton Corporation in May 2008 for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We paid Triton Corporation $740,000 to license the trademark. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. GFN sold the “Royal Wolf” name and trademark to Royal Wolf in May 2011 in connection with the Australian IPO of RWH. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business.

Pac-Van owns a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space.” We have also applied for and are awaiting final confirmation on “Expect More. We’ll Deliver” and “Container King”. Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the United States will last indefinitely as long as Pac-Van continues to use and maintain the trademarks and renew filings with the applicable governmental offices.

Available information

Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The Internet websites for Royal Wolf, Pac-Van and Southern Frac are www.royalwolf.com.au, www.PacVan.com and www.southernfrac.com, respectively. The noncontrolling interest of the capital stock of Royal Wolf that we do not own is traded on the Australian Securities Exchange (“ASX”) under the symbol “RWH.”

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

Executive Officers of the Registrant

The following information is provided as of June 30, 2013 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in “PART III — Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K, which incorporates by reference to our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No family relationship exists between any executive officer.

Name	Age	Position
Charles E. Barrantes	61	Executive Vice President and Chief Financial Officer
Christopher A. Wilson	46	General Counsel, Vice President and Secretary
Jeffrey A. Kluckman	52	Executive Vice President, Business Development
Robert Allan	57	Chief Executive Officer of Royal Wolf
Theodore Mourouzis	50	President and Chief Operating Officer of Pac-Van, Inc.

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

There continues to be global economic uncertainty and it is not known as to when economic conditions will improve significantly. These uncertain economic conditions in the markets where we operate, and other events or factors that adversely affect demand in the portable services industry, could adversely affect our business. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in container and modular unit sales and leasing, could lead to a build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows.

We operate with a significant amount of indebtedness, which is secured by all or substantially all of our assets, subject to variable interest rates and contain restrictive covenants.

Our substantial indebtedness could have adverse consequences, such as:

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;

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

There were no events of default under the covenants of our senior credit facilities at June 30, 2013. While we believe we will remain in compliance with covenants in the foreseeable future and that our relationships with our senior lenders are good, there is no assurance our lenders would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates, or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.

Reference is made to Note 5 of Notes to Consolidated Financial Statements for more information regarding our indebtedness.

We may need additional capital which we may be unable to obtain.

Our business is capital intensive and any inability to obtain capital in the amounts and at the times when needed, may have a material adverse affect on our business, financial condition and results of operations, including substantially increasing our cost of borrowing and restricting our future operations and impairing our ability to grow, improve and maintain our leased assets. We have a significant amount of our outstanding senior indebtedness maturing in the foreseeable future. We may not have sufficient cash flow from our operations to repay amounts coming due. If we are unable to refinance this indebtedness, it could have a material adverse effect on our business.

We are subject to fluctuations in the rates of exchanges in the translation of our foreign operations into the U.S dollar for financial reporting purposes.

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

As a result of our acquisitions of Royal Wolf, Pac-Van, Southern Frac and other smaller businesses, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and instead we review goodwill, as well as intangible assets, at least annually for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and stockholders’ equity.

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

In addition, integrating acquired businesses and assets into our business can be difficult and risky, especially if the acquired business or assets involve an industry segment with which our management has limited experience or where there are limited synergies with our current businesses. Our ability to integrate acquired businesses is unproved, and synergies or efficiencies that we believe may result from such acquisition, may not come into fruition, which could negatively impact our business.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock and up to 1,000,000 shares of preferred stock. At June 30, 2013, there were 73,499,145 authorized shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding options issued under our Stock Incentive Plan — see Note 9 of Notes to Consolidated Financial Statements). If we seek to consummate future business combinations, we may be required to issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete the other business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

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

Our President and Chief Executive Officer has an employment agreement that does not require that he devote all o his time to our business.

Our president and chief executive officer, Ronald Valenta, devotes a substantial amount of time to the management of the Company and its subsidiaries. Mr. Valenta, however, is not required under his employment agreement to commit full time to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. If Mr. Valenta’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our business and results of operations.

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

Any reduction in customer demand, failure of customer demand to grow, or failure of Royal Wolf to meet changes in customer demand or preferences may adversely affect Royal Wolf’s businesses, operational performance, growth prospects and financial position. For example, if expected growth in the portable container buildings market fails to come to fruition, or if businesses and individuals no longer demand portable container buildings at current levels, Royal Wolf’s return on its portable container building investments could be negatively impacted. The demand for Royal Wolf’s assets is dependent on the key industry segments into which Royal Wolf sells and lease assets, such as resources, construction, manufacturing, and retail. A significant reduction in the business climate in these industry segments, could negatively impact Royal Wolf’s results of operations.

The success and ability to drive future growth is dependent to a large extent on brand reputation.

Royal Wolf believes its brand reputation is a key driver in its success and its ability to drive future growth. Any adverse change to the reputation of Royal Wolf may adversely affect the Company’s businesses, operational performance and financial condition. Royal Wolf owns the trademark and license for the name “Royal Wolf” in Australia, New Zealand and surrounding islands in the Asia-Pacific region. There is a risk that use of the “Royal Wolf” brand by third parties in jurisdictions in which Royal Wolf does not own the trademark may adversely impact the Royal Wolf brand and consequently its business.

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

Royal Wolf’s faces competition in the portable buildings, freight and portable storage markets. Royal Wolf also faces potentially significant competition from modular industry companies who have non-container portable building offerings, especially from several national competitors in Australia who have greater financial resources and pricing flexibility than Royal Wolf. As a result, Royal Wolf is subject to potential entry by new domestic and foreign competitors and the provision of new products or services, aggressive pricing and lease rates offered by existing competitors. Competition varies by region and Royal Wolf may not always be able to match its competitors in service levels, functionality and price in each or all regions. The emergence of a new competitor with international reach, or increased focus on the rental model by existing competitors, particularly with an extensive distribution network, could have an adverse effect on Royal Wolf’s business, financial condition, results of operations and growth prospects. Also, continued service improvement by competitors may result in Royal Wolf’s customers using substitutes in place of some of Royal Wolf’s products. Royal Wolf may not always be able to match its competitors in both functionality and price, which could negatively impact Royal Wolf’s revenues. In addition, some of Royal Wolf’s unique products are the subject of patent applications only and there is no guarantee that those applications will become effective. If the patent applications do not become effective, there is a risk that Royal Wolf’s competitors could produce similar rival products, which may have an adverse effect on Royal Wolf.

Royal Wolf is subject to foreign exchange rate fluctuations.

Royal Wolf is subject to exchange rate fluctuations, particularly as it sources a substantial portion of its portable container solutions fleet from China in purchases, which are U.S. dollar-denominated. While Royal Wolf has a hedging policy to mitigate this risk, unhedged exchange rate fluctuations in the Australian dollar relative to the U.S. dollar and, to a lesser extent, the New Zealand dollar, may adversely affect the financial performance of Royal Wolf, including its financial position, cash flows, distributions, growth prospects, and share price.

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

A significant portion of Pac-Van’s revenues is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the construction industry. Although the variety of Pac-Van’s products, the breadth of its customer base and the number of markets it serves throughout the United States limit its exposure to economic downturns, general economic downturns or localized downturns in markets where its operates could reduce demand for Pac-Van’s products, especially in the construction industry, and negatively impact our future revenues and results of operations. For example a significant downturn in the construction industry during the 2008 to 2011 period significantly reduced the utilization rate of its leased assets, and negatively impacted margins, cash flow, revenues and the overall results of operations.

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

Although Pac-Van’s competition varies significantly by market, the modular buildings markets in which Pac-Van competes are dominated by primarily two large participants and are highly competitive. In addition, Pac-Van competes with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular building industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings are less leveraged than Pac-Van, and have greater financial resources and pricing flexibility than Pac-Van does. If they focus on portable storage, Pac-Van could lose customers and our future revenues could decline. If Pac-Van is unable to compete successfully, it could lose customers and our future revenues and results of operations could decline.

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

Pac-Van may be brought into tort or environmental litigation or held responsible for cleanup of spills if the customer fails to perform, or an accident occurs in the use of our tank container products, which could materially adversely affect our business, future operating results or financial position.

Pac-Van’s (and Southern Frac’s) portable liquid tank containers are used by its customers to store non-hazardous and certain hazardous liquids on the customer’s site. Pac-Van’s (and Southern Frac’s) customers are responsible for proper operation of our fleet equipment while on lease and returning a cleaned and undamaged container upon completion of use, but we cannot always assure that these responsibilities are fully met in all cases. In addition, if an accident were to occur involving our lease equipment or a spill of substances were to occur when in-transport or on-lease with our customer, a claim could be made against us as owner of the lease equipment.

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

The portable liquid containment industry is highly competitive. Pac-Van competes against national, regional and local companies, some of which are significantly larger than we are and both of which have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost basis of rental equipment, lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers.

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

We believe that in recent years growing demand related to hydraulic fracturing has increased and we have made a conscientious decision to enter into this market. However, oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for Pac-Van’s portable liquid containment products.

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

Significant Risks Related Primarily to Our Business and Operations at Southern Frac

Significant competition in the industry in which Southern Frac operates may result in its competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in revenues.

The portable liquid storage tank container manufacturing industry is highly competitive. Southern Frac competes with other manufacturers of varying sizes, some of which have substantial financial resources. Manufacturers compete primarily on the quality of their products, customer relationships, service availability and cost. Barriers to entry are low. As a result, it is possible that additional competitors could enter the market at any time. If Southern Frac is unable to successfully compete with other portable liquid storage tank container manufacturers it could lose customers and our revenues may decline.

Southern Frac’s business significantly depends on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

Southern Frac significantly depends on the willingness of the oil and gas industry to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Declines in these expenditures, due to the low natural gas price environment or other factors, could result in project modification, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts owed to us by customers. Expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may also cause the curtailment of spending, thereby reducing demand for our liquid storage tank containers. Industry conditions are influenced by numerous factors and events to which we have no control and any of these factors or events that would result in the reduction of drilling activity could adversely affect our operating results and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for Southern Frac’s portable liquid containment products.

Oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the Federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for Southern Frac’s portable liquid containment products.

Seasonality of the portable liquid containment industry may impact future quarterly results.

Activity may decline in our second quarter month of December and our third quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, a company’s project. The impact of these delays may be to decrease the number of frac tank containers sold until companies are able to resume their projects when weather improves. These seasonal factors may impact Southern Frac’s future operating results in each fiscal year’s second and third quarters.

Difficulties Associated with Fixed Capacity Levels

Southern Frac’s ability to increase manufacturing capacity may require significant investments in equipment and personnel. To the extent that we make investments to increase manufacturing capacity and demand for our products is not sustained, our results of operations and financial condition may be adversely affected. Conversely, if we choose not to make investments to increase manufacturing capacity, our ability to meet customer demand for our products and increase revenues may be adversely affected. Additionally, operating our facilities at near full capacity levels may cause us to incur labor cost at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis, each of which could cause our results of operations and financial condition to be adversely affected.

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

Southern Frac’s business could be harmed if we fail to maintain proper inventory levels.

Southern Frac is required to maintain sufficient inventories to accommodate the needs of its customers including, in many cases, short lead times on delivery requirements. We purchase raw materials on a regular basis in an effort to maintain our inventory at levels that we believe are sufficient to satisfy the anticipated needs of our customers based upon orders, customer volume expectations, historic buying practices and market conditions. Inventory levels in excess of customer demand may result in the use of higher-priced inventory to fill orders reflecting lower selling prices, if steel prices have significantly decreased. These events could adversely affect our financial results. Conversely, if we underestimate demand for our products or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages. Inventory shortages could result in unfilled orders, negatively impacting our customer relationships and resulting in lost revenues, which could harm our business and adversely affect our financial results.

Southern Frac’s future operating results may be affected by fluctuations in raw material prices, and it may be unable to pass on any increases in raw material costs to its customers.

Southern Frac’s principal raw material is steel. The steel industry as a whole has been cyclical, and at times availability and pricing can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

The loss of key supplier relationships could adversely affect Southern Frac.

Southern Frac has developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedule, which could have a material adverse affect on our results of operations.

The costs of manufacturing Southern Frac’s products and its ability to supply customers could be negatively impacted if we experience interruptions in deliveries of needed raw materials or supplies.

If, for any reason, Southern Frac’s supply of steel is curtailed or it otherwise is unable to obtain the quantities it needs at competitive prices, our business could suffer and our financial results could be adversely affected. Such interruptions could result from a number of factors, including a shortage of capacity in the supplier base of raw materials, energy or the inputs needed to make steel or other supplies, a failure of suppliers to fulfill their supply or delivery obligations, financial difficulties of suppliers resulting in the closing or idling of supplier facilities, other significant events affecting supplier facilities, significant weather events and other factors, all of which are beyond our control.

The loss of significant volume from key customers could adversely affect Southern Frac.

A significant loss of, or decrease in, business from any of its key customers could have an adverse effect on Southern Frac’s sales and financial results if it cannot obtain replacement business. In addition, certain of its top customers may be able to exert pricing and other influences on Southern Frac, requiring it to market, deliver and promote its products in a manner that may be more costly. Moreover, Southern Frac generally does not have long-term contracts with its customers. As a result, although its customers periodically provide indications of their product needs and purchases, they generally purchase Southern Frac’s products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time.

Significant Risks Related Primarily to Our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Shares” or “Series C Preferred Stock”)

We cannot assure that quarterly dividends on, or any other payments in respect of, the Series C Preferred Shares will be made timely or at all.

We cannot assure that we will be able to pay quarterly dividends on the Series C Preferred Shares or to redeem the Series C Preferred Shares, if we wanted to do so. Quarterly dividends on our Series C Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors. Certain factors may influence our decision, or adversely affect our ability, to pay dividends on, or make other payments in respect of, our Series C Preferred Shares, including, among other things:

•

the amount of our available cash or other liquid assets, including the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to generate and transfer cash to us;

•	our ability to service and refinance our current and future indebtedness;

•	changes in our cash requirements to fund capital expenditures, acquisitions or other operational or strategic initiatives;

•	our ability to borrow or raise additional capital to satisfy our capital needs;

•

restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants that could limit our ability to make payments to holders of the Series C Preferred Shares;

•	limitations on the ability of Southern Frac or Royal Wolf to distribute cash to us due to third parties holding equity interests in those subsidiaries; and

•

limitations on cash payments to shareholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

Based on its evaluation of these and other relevant factors, our board of directors may, in its sole discretion, decide not to declare a dividend on the Series C Preferred Shares for any quarterly period for any reason, regardless of whether we have funds legally available for such purpose. In such event, a holder’s sole recourse will be its rights as a holder of Series C Preferred Shares, which includes the right to cumulative dividends and, under certain specified circumstances, to additional interest and limited conditional voting rights.

GFN’s ability, as a holding company, to make payments in respect of the Series C Preferred Shares depends on the ability of our subsidiaries to transfer funds to us.

GFN is a holding company and, accordingly, substantially all of our operations are conducted through our subsidiaries. As a result, GFN’s cash flow and ability to make dividend payments to our stockholders depend on the earnings of our subsidiaries, the distribution from our subsidiaries and compliance with the covenants governing the indebtedness of our subsidiaries, including, without limitation, covenants of the senior credit facilities of our subsidiaries that permit dividends and other payments from such subsidiaries to GFN. Payments by our subsidiaries to GFN are also contingent upon those subsidiaries’ earnings and business considerations. Furthermore, GFN’s right to receive any assets of any of our subsidiaries upon their liquidation, reorganization or otherwise, and thus the ability of a holder of Series C Preferred Stock to benefit indirectly from such distribution, will be subject to the prior claims of the subsidiaries’ creditors.

Pac-Van’s senior credit facility permits Pac-Van to pay dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock under its certificate of designation; provided that the payment of such dividends does not cause a default or event of default under Pac-Van’s senior credit facility, Pac-Van is solvent, Pac-Van is permitted to borrow $4,000,000 or more under the credit facility, Pac-Van is in compliance with the fixed charge coverage ratio covenant of its senior credit facility after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due. The terms of Pac-Van’s senior credit facility therefore limit Pac-Van’s ability to pay dividends to GFN which will be used to pay dividends on the Series C Preferred Stock. If the amount of the dividends payable on the Series C Preferred Stock exceeds the amount of the dividends Pac-Van is permitted to pay GFN and GFN is unable to generate sufficient cash from its other subsidiaries for a dividend payment, GFN may not be able to make such required dividend payment on the Series C Preferred Stock. Our ability to pay dividends or make other payments to the holders of our Series C Preferred Shares will be adversely affected if Pac-Van’s senior credit facility prohibits the payment of dividends to GFN.

The Series C Preferred Shares represent perpetual equity interests.

The Series C Preferred Shares represent perpetual equity interests in us and, unlike our indebtedness, will not entitle the holders thereof to receive payment of a principal amount at a particular date. As a result, holders of the Series C Preferred Shares may be required to bear the financial risks of an investment in the Series C Preferred Shares for an indefinite period of time. In addition, the Series C Preferred Shares will rank junior to all our indebtedness and other liabilities, and to any other senior securities we may issue in the future with respect to assets available to satisfy claims against us. In addition, the lack of a fixed mandatory redemption date for the Series C Preferred Shares will increase your reliance on the secondary market for liquidity purposes.

Investors should not expect us to redeem the Series C Preferred Shares on the date the Series C Preferred Shares becomes redeemable by the Company or on any particular date afterwards.

The shares of Series C Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. By their terms, the Series C Preferred Shares may be redeemed by us at our option either in whole or in part at any time on or after May 17, 2018 or, under certain circumstances, may be redeemed by us at our option, in whole, sooner than that date. Any decision we may make at any time regarding whether to redeem the Series C Preferred Shares will depend upon a wide variety of factors, including our evaluation of our capital position, our capital requirements and general market conditions at that time. However, investors should not assume that we will redeem the Series C Preferred Shares at any particular time, or at all.

Increases in market interest rates may adversely affect the trading price of our Series C Preferred Shares.

One of the factors that will influence the trading price of our Series C Preferred Shares will be the dividend yield on the Series C Preferred Shares relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may reduce demand for our Series C Preferred Shares and would likely increase our borrowing costs and potentially decrease funds available for distribution. Accordingly, higher market interest rates could cause the market price of our Series C Preferred Shares to decrease.

The Series C Preferred Shares have not been rated and the lack of a rating may adversely affect the trading price of the Series C Preferred Shares.

We have not sought to obtain a rating for the Series C Preferred Shares, and the shares may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series C Preferred Shares or that we may elect to obtain a rating of our Series C Preferred Shares in the future. In addition, we may elect to issue other securities for which we may seek to obtain a rating. The market value of the Series C Preferred Shares could be adversely affected if:

•	any ratings assigned to the Series C Preferred Shares in the future or to other securities we issue in the future are lower than market expectations or are subsequently lowered or withdrawn;

•	or ratings for such other securities would imply a lower relative value for the Series C Preferred Shares.

The interests of holders in the Series C Preferred Shares could be diluted by our issuance of additional shares of preferred stock, including additional Series C Preferred Shares, and by other transactions.

Our charter currently authorizes the issuance of up to one million shares of preferred stock in one or more classes or series, and we will be permitted, without notice to or consent of the holders of Series C Preferred Shares, to issue additional Series C Preferred Shares or other securities that have rights junior to such shares, up to the maximum aggregate number of authorized shares of our preferred stock. The issuance of additional preferred stock on a parity with or senior to our Series C Preferred Shares would dilute the interests of the holders of our Series C Preferred Shares, and any issuance of preferred stock senior to or on a parity with our Series C Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on our Series C Preferred Shares. We cannot assure that quarterly dividends on, or any other payments in respect of, the Series C Preferred Shares will be made timely or at all and there are effectively no provisions relating to our Series C Preferred Shares that protect the holders of our Series C Preferred Shares in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business; any of which might adversely affect the holders of our Series C Preferred Shares.

A holder of Series C Preferred Shares has extremely limited voting rights.

Voting rights as a holder of Series C Preferred Shares will be extremely limited. However, in the event that six quarterly dividends, whether consecutive or not, payable on Series C Preferred Shares are in arrears or a listing failure has occurred and is continuing, the holders of Series C Preferred Shares will have the right, voting together as a class with all other classes or series of parity securities upon which like voting rights have been conferred and are exercisable, to elect two additional directors to serve on our board of directors.

The Series C Preferred Shares are not convertible and purchasers may not realize a corresponding benefit if the trading price of our common stock rises.

The Series C Preferred Shares are not convertible into our common shares and do not have exchange rights or entitled or subject to any preemptive or similar rights. Accordingly, the market value of the Series C Preferred Shares may depend to some degree on, among other things, dividend and interest rates for other securities and other investment alternatives and our actual and perceived ability to make dividend or other payments in respect of our Series C Preferred Shares rather than the trading price of our common stock. In addition, our right to redeem the Series C Preferred Shares on or after May 17, 2018 or in the event of a change in control could impose a ceiling on their value.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of mobile storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of mobile storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and, except for the Auckland, New Zealand self-storage and regional head office site, the CSCs are all leased.

The following table shows information about our CSCs and other properties by country (Australia and New Zealand) at June 30, 2013 and we believe these properties are suitable and adequate:

Location	Functions/Uses	Year Established
Australia:
Adelaide	Leasing, on-site storage and sales	2006
Brisbane — Banyo	Leasing, on-site storage and sales	2005
Brisbane (special projects and modifications)	Leasing and sales (not a CSC)	2008
Brisbane — Yeerongpilly	Leasing, on-site storage and sales	2013
Cairns	Leasing, on-site storage and sales	2004
Canberra	Leasing, on-site storage and sales	2007
Melbourne East — Clayton	Leasing, on-site storage and sales	1997
Melbourne West — Sunshine	Leasing, on-site storage and sales	2005
Darwin	Leasing, on-site storage and sales	2010
Geraldton	Leasing, on-site storage and sales	2007
Gold Coast	Leasing, on-site storage and sales	2005
Gosford — Central Coast	Leasing, on-site storage and sales	2009
Hobart	Leasing, on-site storage and sales	2008
Hornsby	Head office	1995
Sydney — Moorebank	Leasing, on-site storage and sales	2009
Sydney — St Marys	Leasing, on-site storage and sales	2011
Newcastle	Leasing, on-site storage and sales	2001
Perth North — Bayswater	Leasing, on-site storage and sales	2004
Perth South — Bibra Lake	Leasing, on-site storage and sales	2006
Perth — Bassendean	Fleet storage and overflow (not a CSC)	2013
Rockhampton	Leasing, on-site storage and sales	2013
Tomago — Newcastle	On-site storage and sales (not a CSC)	2008
Townsville	Leasing, on-site storage and sales	2005
Thomastown, Victoria	Leasing and sales (shop front, not a CSC)	2013
New Zealand:
Auckland-Ormiston Rd (owned)	Regional head office and on-site storage	2000
Auckland-Jarvis Way	Leasing, on-site storage and sales	2013
Christchurch	Leasing, on-site storage and sales	2002
Dunedin	Leasing, on-site storage and sales	2013
Hamilton	Leasing, on-site storage and sales	2010
New Plymouth (Palmerston North)	Leasing, on-site storage and sales	2012
Silverdale/Albany	Leasing, on-site storage and sales	2008
Tauranga/Bay of Plenty	Leasing, on-site storage and sales	2009
Wellington	Leasing, on-site storage and sales	2007

Pac-Van leases all of the Company’s locations in North America, except for the corporate office, which Pac-Van owns. Most of Pac-Van’s major leased properties have remaining lease terms of at least one year and we believe that none of the individual branch locations is material to our operations. We also believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our branches and other properties in North America as of June 30, 2013:

Location	Function/Uses	Year Established
United States:
Albany, GA	Leasing and sales	2012
Atlanta, GA	Leasing and sales	2008
Bakersfield, CA	Leasing and sales	2008
Charleston, WV	Leasing and sales	1998
Charlotte, NC	Leasing and sales	1999
Chicago, IL	Leasing and sales	1998
Cincinnati, OH	Leasing and sales	1997
Cleveland, OH	Leasing and sales	1995
Columbus, OH	Leasing and sales	1993
Dallas, TX	Leasing and sales	2008
Denver, CO	Leasing and sales	1999
Detroit, MI	Leasing and sales	2013
Elkhart, IN	Leasing and sales	2000
Elko, NV	Fleet storage	2012
Chino, CA	Leasing and sales	2008
Indianapolis, IN	Leasing and sales	1993
Indianapolis, IN (owned)	Corporate office	2011
Jacksonville, FL	Leasing and sales	2007
Kansas City, MO	Leasing and sales	2000
Las Vegas, NV	Leasing and sales	1997
Louisville, KY	Leasing and sales	1994
Memphis, TN	Leasing and sales	1997
Nashville, TN	Leasing and sales	1996
New Brunswick, NJ (a)	Leasing and sales	2008
Orlando, FL	Leasing and sales	1997
Phoenix, AZ (b)	Leasing and sales	1998
Pittsburgh, PA	Leasing and sales	1998
Salt Lake City, UT	Leasing and sales	2008
St. Louis, MO	Leasing and sales	1996
Toledo, OH	Leasing and sales	2008
Waterford City, ND	Fleet storage	2008
Canada:
Edmonton, AB (c)	Leasing and sales	2012

(a)	Branch moved from Trenton, NJ to New Brunswick, NJ while servicing the same market

(b)	There is also a fleet maintenance and modification facility in the Phoenix, AZ area

(c)	There are currently two locations in the Edmonton, AB market, but only one conducts leasing and sales

Southern Frac’s 40,000 square foot manufacturing facility located in Waxahachie, Texas is on a 7.4 acre property, which we purchased in December 2012. In addition, Southern Frac has two contiguous leased properties that include administrative offices and warehouse space, as well as additional parking, with lease terms through February 2016 and March 2016; with two three-year renewal options on each lease.

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our chief executive officer, who is also a member of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised our option to renew the lease for an additional five-year term commencing February 1, 2013.

We also lease a small office in Northbrook, Illinois. The term of the lease is through October 31, 2014.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Market (NASDAQ) under the symbol “GFN.” The following tables set forth, for the periods indicated, the range of high and low closing sales prices for our common stock.

	Common Stock
	High	Low
Year Ended June 30, 2012:
Fourth Quarter	$3.22	$2.78
Third Quarter	2.89	2.48
Second Quarter	2.98	2.50
First Quarter	3.48	2.63

Year Ended June 30, 2013:
Fourth Quarter	$4.69	$4.10
Third Quarter	5.14	4.35
Second Quarter	4.95	3.95
First Quarter	4.30	3.22

Record Holders

As of July 31, 2013, there were 13 holders of record of our common stock; however, we believe that there are thousands of beneficial owners.

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

Sales of Unregistered Securities

Information required has been previously included in either a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans, the 2006 Stock Option Plan and the 2009 Stock Incentive Plan, as of June 30, 2013:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,170,598	$4.93	214,402	(a)
Equity compensation plans not approved by security holders	—	—	—

Total	2,170,598	$4.93	214,402	(a)

(a)	Reduced by the issuance of 115,000 restricted (non-vested equity) shares.

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the four years ended June 30, 2013 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2010	2011	2012	2013
Sales:
Lease inventories and fleet	$79,207	$92,687	$108,341	$103,003
Manufactured units	—	—	—	19,140

	79,207	92,687	108,341	122,143
Leasing	77,102	89,577	103,898	123,400

	156,309	182,264	212,239	245,543

Operating income	3,575	9,781	26,245	29,491
Other expense, net	(13,792)	(15,681)	(12,143)	(9,883)
Income (loss) before provision for income taxes	(10,217)	(5,900)	14,102	19,608
Net income (loss)	(8,956)	(8,858)	8,742	11,413

Net income (loss) per common share:
Basic	$(0.64)	$(0.72)	$0.11	$0.16
Diluted	(0.64)	(0.72)	0.11	0.16

Consolidated Balance Sheet Information:

	June 30,
	2010	2011	2012	2013
Trade and other receivables, net	$27,449	$30,498	$35,443	$34,360
Inventories	19,063	20,942	31,206	31,858
Lease fleet, net	188,410	220,095	259,458	290,165
Total assets	346,880	387,570	437,560	473,166

Trade payables and accrued liabilities	25,246	32,522	35,964	32,238
Senior and other debt	186,183	136,589	174,092	162,951
Total equity	101,734	191,892	193,997	234,141

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2012:
Revenues	$52,793	$48,107	$56,154	$55,185
Gross profit	7,732	6,179	7,098	7,714
Operating income	6,657	5,423	7,357	6,808
Net income	2,751	1,118	3,307	1,566

Net income per common share:
Basic	$0.05	$0.00	$0.05	$0.01
Diluted	0.05	0.00	0.05	0.01

For the Fiscal Year Ended June 30, 2013:
Revenues	$53,389	$63,352	$63,835	$64,967
Gross profit	6,410	7,367	6,949	8,349
Operating income	6,860	8,686	7,144	6,801
Net income	2,492	3,831	2,798	2,292

Net income per common share:
Basic	$0.04	$0.08	$0.03	$0.01
Diluted	0.04	0.08	0.03	0.01

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited (formerly GFN Australasia Holdings Pty Ltd)., an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as “Container King” (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

At June 30, 2013, we have two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by us to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” However, our business in the liquid containment industry commenced during the second half of the year ended June 30, 2012 and was not significant at June 30, 2012. Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through nineteen customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand and twenty-nine branch locations across eighteen states in the United States and in Alberta, Canada. As of June 30, 2013, we had 263 and 466 employees and 39,183 and 15,076 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Year Ended June 30, 2013 (“FY 2013”) Compared to Year Ended June 30, 2012 (“FY 2012”)

The following compares our FY 2013 results of operations with our FY 2012 results of operations.

Revenues. Revenues increased $33.3 million, or 16%, to $245.5 million in FY 2013 from $212.2 million in FY 2012. This consisted of an increase of $11.3 million, or 8%, in revenues at Royal Wolf, a $2.9 million increase, or 4%, in revenues at Pac-Van and a $19.1 million in manufacturing revenues from Southern Frac; which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the slight weakening in the Australian dollar relative to the U.S. dollar in FY 2013 versus FY 2012, did not significantly impact the translation in FY 2013 of the total revenues at Royal Wolf when compared to FY 2012. In Australian dollars, total revenues at Royal Wolf increased by 9% in FY 2013 from FY 2012. The average currency exchange rate of one Australian dollar during FY 2013 was $1.02725 U.S. dollar compared to $1.03272 U.S. dollar during FY 2012.

The revenue increase at Royal Wolf was primarily in the mining, defense and consumer sectors where revenues increased by over $11.0 million in FY 2013 from FY 2012. At Pac-Van, increases across-the-board in most sectors totaling $10.8 million (particularly in the commercial, construction, mining and energy, education and industrial, sectors, which totaled $7.6 million) were substantially offset by decreases totaling $7.9 million in the government and services sectors. In FY 2012, revenues were substantially enhanced by the recognition of $6.5 million in revenues to one customer in the government-related sector in the United States pursuant to a contract for modular units.

Sales and leasing revenues represented 45% and 55% of total revenues, excluding Southern Frac, in FY 2013 and 51% and 49% of total revenues in FY 2012, respectively.

Sales during FY 2013 amounted to $122.1 million, compared to $108.3 million during FY 2012; representing an increase of $13.8 million, or 13%. This included a $4.9 million decrease, or 17%, in sales at Pac-Van and $19.1 million in sales from Southern Frac. The slight decrease of $0.4 million, or 0.5%, in sales in FY 2013 from FY 2012 at Royal Wolf was comprised of an increase of $4.7 million ($8.8 million increase due to higher unit sales, $4.0 million decrease due to average price decreases and $0.1 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $5.1 million ($7.8 million decrease due to lower unit sales, $3.2 million increase due to average price increases and $0.5 million decrease due to foreign exchange movements) in the CSC operations. At Pac-Van, the lower sales in FY 2013 versus FY 2012 (which included the $6.5 million of sales revenues recognized from one customer in the government-related sector discussed above) were primarily due to a total $8.2 million decrease in the government, services, retail, commercial and construction sectors; offset somewhat by increases of $3.3 million in the other sectors, particularly the education sector, which increased by $1.6 million. At Southern Frac, portable liquid storage tank container sales in FY 2013 consisted of 577 units at an average sales price of approximately $33,200 per unit.

Leasing revenues during FY 2013 totaled $123.4 million, as compared to $103.9 million during FY 2012, representing an increase of $19.5 million, or 19%. Leasing revenues increased at Royal Wolf by $11.7 million, or 19%, and by $7.8 million, or 19%, at Pac-Van. In Australian dollars, FY 2013 leasing revenues at Royal Wolf also increased by 19% from FY 2012.

At Royal Wolf, average utilization in the retail operations was 85% during FY 2013 and 87% during FY 2012; and average utilization in the national accounts group operations was 74% during FY 2013 and 79% during FY 2012. In FY 2013 and FY 2012, the overall average utilization was 82% and 84%, respectively; and the average monthly lease rate of containers was AUS$164 in FY 2013 and AUS$151 in FY 2012. Leasing revenues in FY 2013 increased over FY 2012 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being more than 3,300 higher in FY 2013 as compared to FY 2012. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remain strong in FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf are the stronger economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We continually review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 82%, 82%, 87%, 67% and 75% and average monthly lease rates were $105, $262, $965, $236 and $843 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2013; as compared to 86%, 83%, 57%, 66% and 77% and $102, $254, $1,232, $225 and $774 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2012, respectively. The average composite utilization rate in FY 2013 and FY 2012 was 76% for both years, and the composite average monthly number of units on lease was over 1,550 higher in FY 2013 as compared to FY 2012. The strong utilization and generally higher monthly lease rates resulted primarily from improved demand across most sectors, with a slight reduction in leasing revenues of $0.5 million in the government and education sectors.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $4.5 million, from $79.6 million during FY 2012 to $75.1 million during FY 2013, as a result of the lower sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues remained at approximately 27%. Cost of sales from our manufactured portable liquid storage tank containers totaled $17.9 million, or approximately $31,100 per unit, which included additional costs of $145,000 due to the purchase price allocation effect at Southern Frac of carrying the opening inventory on October 1, 2012 at fair value. Our gross profit percentage from sales of manufactured units was slightly above 6% during FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars from $87.5 million during FY 2012 to $101.2 million during FY 2013, or by $13.7 million, but remained steady as a percentage of revenues at 41%. This absolute dollar increase was not only the result of our increased leasing operations, but also to the additional selling and administrative expenses of $2.3 million incurred at Southern Frac in FY 2013, which included $174,000 of one-time transaction-related costs since the date of acquisition, as well as $1.0 million of incremental transaction costs incurred on all acquisition-related activities.

Depreciation and Amortization. Depreciation and amortization increased by $2.9 million to $21.8 million in FY 2013 from $18.9 million in FY 2012 primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $11.0 million in FY 2013 was $1.7 million lower than the $12.7 million in FY 2012. This was comprised of a decrease in interest expense of $0.7 million in North America and a decrease of $1.0 million at Royal Wolf. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 6.1% in FY 2013 decreased significantly from 8.1% in FY 2012 and effectively offset the comparatively higher average borrowings between periods. In North America, the decrease in the weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) of 4.8% in FY 2013 from 6.4% in FY 2012 also more than offset the higher average borrowings in FY 2013, as compared to FY 2012.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0597 at June 30, 2011, $1.0161 at June 30, 2012 and 0.9146 at June 30, 2013. In FY 2012 and FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $(712,000) and $893,000, and $(272,000) and $229,000, respectively. In FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $160,000 (see Note 4 of Notes to Consolidated Financial Statements).

Income Taxes. Our effective income tax rate was 41.8% in FY 2013 and 38.0% in FY 2012. The effective rate is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Noncontrolling Interest. Noncontrolling interest in the Royal Wolf and Southern Frac results of operations was $7.7 million in FY 2013, as compared to $6.1 million in FY 2012, reflecting primarily the higher profitability of Royal Wolf between periods.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $3.5 million in FY 2013 was $1.1 million greater than the $2.4 million in FY 2012, primarily as a result of the greater operating profit in both the Pan-Pacific area and North America, lower interest expense, and bargain purchase gains in FY 2013 when compared to FY 2012.

Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”)

Earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. These measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity.

Adjusted EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the expenses excluded from our presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present adjusted EBITDA because we consider it to be an important supplemental measure of our performance and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted EBITDA only supplementally. The following table shows our adjusted EBITDA and the reconciliation from net income (in thousands):

	Year Ended June 30,
	2012	2013
Net income	$8,742	$11,413
Add (deduct) —
Provision for income taxes	5,360	8,195
Foreign currency exchange gain and other	(443)	(1,028)
Interest expense	12,743	10,969
Interest income	(157)	(58)
Depreciation and amortization	18,924	22,241
Share-based compensation expense	901	1,316

Adjusted EBITDA	$46,070	$53,048

Our business is capital intensive, so from an operating level we focus primarily on EBITDA and adjusted EBITDA to measure our results. These measures provide us with a means to track internally generated cash from which we can fund our interest expense and fleet growth objectives. In managing our business, we regularly compare our adjusted EBITDA margins on a monthly basis. As capital is invested in our established branch (or CSC) locations, we achieve higher adjusted EBITDA margins on that capital than we achieve on capital invested to establish a new branch, because our fixed costs are already in place in connection with the established branches. The fixed costs are those associated with yard and delivery equipment, as well as advertising, sales, marketing and office expenses. With a new market or branch, we must first fund and absorb the start-up costs for setting up the new branch facility, hiring and developing the management and sales team and developing our marketing and advertising programs. A new branch will have low adjusted EBITDA margins in its early years until the number of units on rent increases. Because of our higher operating margins on incremental lease revenue, which we realize on a branch-by-branch basis, when the branch achieves leasing revenues sufficient to cover the branch’s fixed costs, leasing revenues in excess of the break-even amount produce large increases in profitability and adjusted EBITDA margins. Conversely, absent significant growth in leasing revenues, the adjusted EBITDA margin at a branch will remain relatively flat on a period by period comparative basis.

Liquidity and Financial Condition

Each of our operating units substantially funds its operations through secured bank credit facilities that require compliance with various covenants. These covenants require our operating units to, among other things, maintain certain levels of interest or fixed charge coverage, EBITDA (as defined), utilization rate and overall leverage.

Royal Wolf has an approximately $115,080,000 (AUS$101,000,000 and NZ$29,300,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of our Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $87,022,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,719,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,719,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $620,000 (NZ$800,000 term facility) matures in varying installments over the next five years.

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). Under the Wells Fargo Credit Facility, as amended, Pac-Van may borrow up to $120,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. In connection with the initial funding of the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid. During FY 2013, total net proceeds of $44,000,000 were received from GFN to reduce indebtedness under the Wells Fargo Credit Facility as a result of certain equity transactions (see below); $12,000,000 of these proceeds were actually advances for company-wide cash management purposes that, in effect, would be repaid to GFN on demand.

Southern Frac has a senior secured credit facility with Wells Fargo (the “Wells Fargo SF Credit Facility”). The Wells Fargo SF Credit Facility, as amended, provides for (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013; and (iii) a $1,500,000 term loan (the “Term Loan B”), which fully amortizes over 18 months, commencing May 1, 2013.

Reference is made to Note 5 of Notes to Consolidated Financial Statements for further discussion of our senior and other debt.

As of June 30, 2013, our required principal and other obligations payments for the years ending June 30, 2014 and the subsequent three fiscal years are as follows (in thousands):

	Year Ending June 30,
	2014	2015	2016	2017
ANZ Credit Facility	$1,393	$6,610	$504	$82,829
Wells Fargo Credit Facility	—	—	—	—
Wells Fargo SF Credit Facility	2,822	548	215	215
Other	1,240	864	280	73

	$5,455	$8,022	$999	$83,117

On May 17, 2013, we completed a public offering of 350,000 shares of a 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500, 000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. Among other things, we used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility (pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose) and $1,295,000 to redeem our Series A 12.5% Cumulative Preferred Stock (“Series A Preferred Stock”). With the satisfaction of the 80% gross proceeds requirement, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

As of June 25, 2013, the expiration date of warrants issued by us in a rights offering on June 25, 2010, we received total net proceeds during FY 2013 of $8,154,000, of which $8,000,000 was used to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility.

Reference is made to Note 3 of Notes to Consolidated Financial Statements for further discussion of our Series C Preferred Stock and other equity transactions.

We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock, if and when declared by our Board of Directors.

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

	Year Ended June 30,
	2012	2013
Net cash provided by operating activities	$15,185	$34,892

Net cash used in investing activities	$(53,249)	$(69,710)

Net cash provided by financing activities	$38,856	$35,218

Operating activities. Our operations provided net cash flow of $34.9 million during FY 2013, an increase of $19.7 million from the $15.2 million of operating cash flow provided during FY 2012. Net income of $11.4 million in FY 2013 was higher by $2.7 million from net income of $8.7 million in FY 2012 and our operating cash flows increased by $11.5 million in FY 2013 from the management of operating assets and liabilities when compared to FY 2012. In FY 2013 and FY 2012, operating cash flows were reduced by $0.8 million and $12.3 million, respectively, from the management of operating assets and liabilities. In addition, our operating cash flows in FY 2013 increased by $3.2 million over FY 2012 as a result of larger non-cash adjustments of depreciation and amortization. Depreciation, amortization and accretion of interest totaled $22.8 million in FY 2013 versus $19.6 million in FY 2012. These increases to operating cash flows in FY 2013 from FY 2012 were partially offset by net unrealized gains from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which increase operating results, but are non-cash reductions for cash flow purposes, of $0.7 million in FY 2013, as compared to a net unrealized loss of $1.4 million in FY 2012. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $7.1 million in FY 2013 and $4.6 million in FY 2012. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2013 and FY 2012, operating cash flows were reduced by gains on the sales of lease fleet of $6.0 million and $7.6 million, respectively, and enhanced by non-cash share-based compensation charges of $1.3 million and $0.9 million, respectively.

Investing Activities. Net cash used by investing activities was $69.7 million during FY 2013, as compared to $53.2 million during FY 2012. Purchases of property, plant and equipment, or rolling stock, were approximately $8.5 million in FY 2013 versus only $3.2 million in FY 2012; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $47.6 million in FY 2013 as compared to $45.4 million in FY 2012, an increase of $2.2 million. The increase in FY 2013 net capital expenditures from FY 2012 was due primarily to container lease fleet purchases of $24.6 million in FY 2013 in North America as compared to only $6.1 million in FY 2012, an increase of $18.5 million; whereas net capital expenditures in the Pan Pacific totaled $23.0 million in FY 2013 versus $39.3 million in FY 2012, a decrease of $16.3 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2013, we made eight business acquisitions (three in Australia and five in the in North America) for cash totaling $14.6 million versus two acquisitions (one in Canada and the other in New Zealand) for cash of $4.6 million in FY 2012 (see Note 4 of Notes to Consolidated Financial Statements). In connection with our acquisition of Southern Frac in FY 2013, cash of $1.0 million was restricted under the Wells Fargo SF Credit Facility, subject to the satisfaction of certain conditions, including the implementation of a business system. These conditions were satisfied and the restrictions were released by June 30, 2013.

Financing Activities. Net cash provided by financing activities was $35.2 million during FY 2013, as compared to $38.9 million provided during FY 2012. In FY 2013, cash provided from financing activities included net proceeds of $37.5 million from the successful public offering of our Series C Preferred Stock and $8.2 million from issuances of our common stock (as a result of exercises of warrants and options), of which $44.0 million of these proceeds were used to reduce indebtedness at Pac-Van and $1.3 million used to redeem our Series A Preferred Stock. In FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $77.1 million on the existing credit facilities, including the two new Wells Fargo credit facilities, primarily to fund our increasing investment in the container lease fleet and business acquisitions. This compares to increasing outstanding borrowings in FY 2012 by a net $41.4 million .Also in FY 2013, we incurred deferred financing costs of $1.5 million primarily in connection with the refinancing at Pac-Van. In FY 2013 and FY 2012, Royal Wolf paid capital stock dividends of $4.7 million and $1.8 million, respectively, to noncontrolling interests.

Asset Management

Receivables and inventories were $34.4 million and $31.9 million (including $5.2 million at Southern Frac) at June 30, 2013 and $35.4 million and $31.2 million at June 30, 2012, respectively. Effective asset management remains a significant focus as we strive to continue to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. At June 30, 2013, days sales outstanding (“DSO”) in trade receivables were 44 days and 50 days for Royal Wolf and Pac-Van, as compared to 41 days and 51 days at June 30, 2012, respectively. DSO for Southern Frac at June 30, 2013 was 41 days.

The net book value of our total lease fleet increased from $259.5 million at June 30, 2012 to $290.2 million at June 30, 2013. At June 30, 2013, we had 54,259 units (19,685 units in retail operations in Australia, 10,455 units in national account group operations in Australia, 9,043 units in New Zealand, which are considered retail; and 15,076 units in North America) in our lease fleet, as compared to 48,888 units (18,297 units in retail operations in Australia, 9,971 units in national account group operations in Australia, 8,229 units in New Zealand, which are considered retail; and 12,391 units in North America) at June 30, 2012. At those dates, 42,262 units (16,054 units in retail operations in Australia, 6,756 units in national account group operations in Australia, 8,052 units in New Zealand, which are considered retail; and 11,400 units in North America) and 39,001 units (14,957 units in retail operations in Australia, 7,291 units in national account group operations in Australia, 7,205 units in New Zealand, which are considered retail; and 9,548 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,284 storage and freight containers and 3,899 portable building containers at June 30, 2013; and 33,203 storage and freight containers and 3,294 portable building containers at June 30, 2012. At those dates, units on lease were comprised of 28,192 storage and freight containers and 2,670 portable building containers; and 26,988 storage and freight containers and 2,465 portable building containers, respectively.

In North America, the lease fleet was comprised of 7,273 storage containers, 1,530 office containers (GLOs), 586 portable liquid storage tank containers, 4,703 mobile offices and 984 modular units at June 30, 2013; and 5,247 storage containers, 1,272 office containers, 55 portable liquid storage tank containers, 4,825 mobile offices and 992 modular units at June 30, 2012. At those dates, units on lease were comprised of 5,711 storage containers, 1,216 office containers, 524 portable liquid storage tank containers, 3,235 mobile offices and 714 modular units; and 4,498 storage containers, 1,034 office containers, 39 portable liquid storage tank containers, 3,220 mobile offices and 757 modular units, respectively

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet transactions, arrangements, obligations or other relationships with unconsolidated entities or others that are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Seasonality

Although demand from certain customer segments can be seasonal, our operations as a whole are not seasonal to any significant extent. We experience a reduction in sales volumes at Royal Wolf during Australia’s summer holiday break from mid-December to the end of January, followed by February being a short working day month. However, this reduction in sales typically is counterbalanced by the increased lease revenues derived from the removals or moving and storage industry, which experiences its seasonal peak of personnel relocations during this same summer holiday break. Demand from some of Pac-Van’s customers can be seasonal, such as in the construction industry, which tends to increase leasing activity in the first and fourth quarters; while customers in the retail industry tend to lease more units in the second quarter. Our business at Southern Frac, which is significantly derived from the oil & gas industry, may decline in our second quarter month of December and our third quarter months of January and February. These months may have lower activity in parts of the country where inclement weather may delay, or suspend, a company’s drilling projects.

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

We lease and sell storage, building, office and portable liquid storage tank containers, modular buildings and mobile offices to our customers. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured, while revenue from the sales of manufactured units are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually or when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include three operating units (Royal Wolf, Pac-Van and Southern Frac) and all of our goodwill was allocated between these three reporting units. Prior to July 1, 2012, we performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. We would also consider performing impairment tests during an interim reporting period in which significant events or changes in circumstances indicate that a permanent impairment may have occurred. Some factors we consider important which could trigger such an impairment review include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends.

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

Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. As of June 30, 2013, we determined that it was not likely that the carrying values of its three reporting units were less than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We tested impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of June 30, 2013, we determined that it was not likely that the fair values of intangible assets are less than the carrying amounts.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework, we concluded that our internal control over financial reporting was effective as of June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).

3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).

3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).

3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).

10.1	Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.2	2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.3	Employment Agreement dated October 5, 2010 with Theodore M. Mourouzis (incorporated by reference to Registrant’s Form 8-K filed October 5, 2010).

Exhibit No.	Exhibit Description
10.4	Letter of Offer executed on March 4, 2011 by Australia and New Zealand Banking Group Limited, GFN Australasia Holdings Pty Ltd., GFN Australasia Finance Pty Ltd., RWA Holdings Pty Ltd., Royal Wolf Trading Australia Pty Ltd. and Royal Wolf Hi-Tech Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed March 7, 2011).

10.5	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.6	Voluntary Escrow Deed dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.7	Separation Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.8	Letter Agreement re Put Option dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.9	Payoff Letter dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.10	ANZ Letter of Offer dated May 12, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.11	Robert Allan Employment Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.12	Letter of Offer executed on March 15, 2012 by Australia and New Zealand Banking Group Limited, Royal Wolf Trading Australia Pty Limited, Royal Wolf Est Pty Ltd., Royal Wolf Holdings Limited, Royalwolf NZ Acquisition Co. Limited and Royalwolf Trading New Zealand Limited 2011 (incorporated by reference to Registrant’s Form 8-K filed March 20, 2012).

10.13	Credit Agreement dated September 7, 2012 among Wells Fargo Bank, National Association, HSBC Bank USA, NA and the Private Bank and Trust Company and Pac-Van, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012).

10.14	Guaranty and Security Agreement dated September 7, 2012 by Pac-Van for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012).

10.15	Trademark Security Agreement dated September 7, 2012 by Pac-Van for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012).

10.16	Pledge Agreement dated September 7, 2012 by GFNNA for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012).

10.17	Guaranty and Security Agreement dated September 7, 2012 by PV Acquisition Corp. for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K filed September 10, 2012).

10.18	Credit and Security Agreement dated October 1, 2012 by and among Southern Frac, LLC, a Texas limited liability company (“Southern Frac”), GFN Manufacturing, GFN and Wells Fargo Bank, National Association (“Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.19	Security Agreement dated October 1, 2012 by and between GFN Manufacturing and Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.20	Continuing Guaranty dated October 1, 2012 by GFN Manufacturing in favor of Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.21	Limited Continuing Guaranty dated October 1, 2012 by GFN in favor of Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.22	Subordination Agreement dated October 1, 2012 by and between GFN Manufacturing and Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.23	Subordination Agreement dated October 1, 2012 by and between GFN and Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.24	Variation Letter executed on November 26, 2012 among Australia and New Zealand Banking Group Limited and Royal Wolf (incorporated by reference to Registrant’s Form 8-K filed November 28, 2012).

10.25	First Amendment dated February 22, 2013 to Credit and Security Agreement by and among Southern Frac, LLC, GFN Manufacturing Corporation, General Finance Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit No.	Exhibit Description
10.26	Amended and Restated Subordination Agreement dated February 22, 2013 by and between Shane Boston and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.27	Amendment No. 1 dated May 3, 2013 among Pac-Van, Inc., Wells Fargo Bank, NA and HSBC Bank USA, NA to the Credit Agreement dated September 7, 2012 (incorporated by reference to Registrant’s Form 8-K filed May 7, 2013).

10.28	Amendment No. 2 dated May 17, 2013 among Pac-Van, Wells Fargo Bank, National Association and HSBC Bank USA, NA (incorporated by reference to Registrant’s Form 8-K filed May 22, 2013).

10.29	Variation Letter executed May 23, 2013 among Australia and New Zealand Banking Group Limited and Royal Wolf (incorporated by reference to Registrant’s Form 8-K filed May 29, 2013).

10.30	Second Amendment dated June 26, 2013 among GFN, GFNMC, Southern Frac and Wells Fargo entered into that certain Credit and Security Agreement dated as of October 1, 2012 (incorporated by reference to Registrant’s Form 8-K filed June 28, 2013).

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101*	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a)	Filed herewith.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for the purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta	September 17, 2013
Name: Ronald F. Valenta Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2013

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 17, 2013

/s/ Lawrence Glascott Lawrence Glascott	Chairman of the Board of Directors	September 17, 2013

/s/ David M. Connell David M. Connell	Director	September 17, 2013

/s/ Manuel Marrero Manuel Marrero	Director	September 17, 2013

/s/ James B. Roszak James B. Roszak	Director	September 17, 2013

/s/ Susan Harris Susan Harris	Director	September 17, 2013

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Sherman Oaks, California
September 16, 2013

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2012	June 30, 2013
Assets
Cash and cash equivalents	$7,085	$6,278
Trade and other receivables, net of allowance for doubtful accounts of $2,538 and $2,275 at June 30, 2012 and 2013, respectively	35,443	34,360
Inventories	31,206	31,858
Prepaid expenses and other	5,029	5,571
Property, plant and equipment, net	12,732	19,840
Lease fleet, net	259,458	290,165
Goodwill	68,449	68,692
Other intangible assets, net	18,158	16,402

Total assets	$437,560	$473,166

Liabilities
Trade payables and accrued liabilities	$35,964	$32,238
Income taxes payable	593	496
Unearned revenue and advance payments	12,151	15,764
Senior and other debt	174,092	162,951
Deferred tax liabilities	20,763	27,576

Total liabilities	243,563	239,025

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 26,000 and 400,100 shares issued and outstanding (in series) and liquidation value of $1,438 and $40,542 at June 30, 2012 and 2013, respectively	1,395	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 22,019,965 and 24,330,257 shares issued and outstanding at June 30, 2012 and 2013, respectively	2	2

Additional paid-in capital	112,865	120,146

Accumulated other comprehensive income (loss)	5,809	(906)

Accumulated deficit	(22,877)	(19,179)

Total General Finance Corporation stockholders’ equity	97,194	140,163

Equity of noncontrolling interests	96,803	93,978

Total equity	193,997	234,141

Total liabilities and equity	$437,560	$473,166

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2012	2013
Revenues
Sales:
Lease inventories and fleet	$108,341	$103,003
Manufactured units	—	19,140

	108,341	122,143
Leasing	103,898	123,400

	212,239	245,543

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	79,618	75,135
Manufactured units	—	17,933
Direct costs of leasing operations	41,585	46,755
Selling and general expenses	45,867	54,418
Depreciation and amortization	18,924	21,811

Operating income	26,245	29,491

Interest income	157	58
Interest expense	(12,743)	(10,969)
Foreign currency exchange gain and other	443	1,028

	(12,143)	(9,883)

Income before provision for income taxes	14,102	19,608

Provision for income taxes	5,360	8,195

Net income	8,742	11,413

Preferred stock dividends	(177)	(153)
Noncontrolling interest	(6,129)	(7,715)

Net income attributable to common stockholders	$2,436	$3,545

Net income per common share:
Basic	$0.11	$0.16
Diluted	0.11	0.16

Weighted average shares outstanding:
Basic	22,013,401	22,160,101
Diluted	22,299,625	22,633,702

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

	Year Ended June 30,
	2012	2013

Net income	$8,742	$11,413

Other comprehensive income (loss):

Fair value change in derivative, net of income tax provision of $13 for the year ended June 30, 2013	—	31

Cumulative translation adjustment	(5,566)	(13,373)

Total comprehensive income (loss)	3,176	(1,929)

Comprehensive loss (gain) allocated to noncontrolling interests	342	(1,088)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$3,518	$(3,017)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2011	$1,395	$2	$112,278	$4,904	$(25,490)	$93,089	$98,803	$191,892
Share-based compensation	—	—	756	—	—	756	145	901
Preferred stock dividends	—	—	(177)	—	—	(177)	—	(177)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(1,803)	(1,803)
Issuances of 6,666 shares of common stock	—	—	8	—	—	8	—	8
Net income	—	—	—	—	2,613	2,613	6,129	8,742
Cumulative translation adjustment	—	—	—	905	—	905	(6,471)	(5,566)

Total comprehensive income (loss)	—	—	—	—	—	3,518	(342)	3,176

Balance at June 30, 2012	1,395	2	112,865	5,809	(22,877)	97,194	96,803	193,997

Share-based compensation	—	—	1,022	—	—	1,022	294	1,316
Preferred stock dividends	—	—	(153)	—	—	(153)	—	(153)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(4,678)	(4,678)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(418)	(418)
Noncontrolling interest at acquisition of Southern Frac (Note 4)	—	—	—	—	—	—	889	889
Issuance of 2,045,292 shares of common stock on exercises of stock options and warrants	—	—	8,162	—	—	8,162	—	8,162
Issuance of 750 shares of cumulative preferred stock	750	—	—	—	—	750	—	750
Conversion of 750 shares of cumulative preferred stock to 150,000 shares of common stock	(750)	—	750	—	—	—	—	—
Redemption of 25,900 shares of cumulative preferred stock	(1,295)	—	—	—	—	(1,295)	—	(1,295)
Issuance of 400,000 shares of redeemable perpetual preferred stock, net of offering expenses	40,000	—	(2,500)	—	—	37,500	—	37,500
Grant of 115,000 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	3,698	3,698	7,715	11,413
Fair value change in derivative, net of related tax effect	—	—	—	16	—	16	15	31
Cumulative translation adjustment	—	—	—	(6,731)	—	(6,731)	(6,642)	(13,373)

Total comprehensive income	—	—	—	—	—	(3,017)	1,088	(1,929)

Balance at June 30, 2013	$40,100	$2	$120,146	$(906)	$(19,179)	$140,163	$93,978	$234,141

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2012	2013
Cash flows from operating activities:
Net income	$8,742	$11,413
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(157)	(115)
Gain on sales of lease fleet	(7,645)	(5,991)
Gain on bargain purchase of businesses	—	(160)
Unrealized foreign exchange loss	712	272
Unrealized gain on forward exchange contracts	(132)	(820)
Unrealized (gain) loss on interest rate swaps and options	816	(149)
Depreciation and amortization	18,924	22,241
Amortization of deferred financing costs	690	751
Accretion of interest	—	(176)
Share-based compensation expense	901	1,316
Deferred income taxes	4,611	7,086
Changes in operating assets and liabilities:
Trade and other receivables, net	(5,935)	3,100
Inventories	(10,463)	1,889
Prepaid expenses and other	(423)	(2,490)
Trade payables, accrued liabilities and unearned revenues	4,328	(3,329)
Income taxes	216	54

Net cash provided by operating activities	15,185	34,892

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,631)	(14,649)
Release of restrictions on cash (Note 4)	—	1,000
Proceeds from sales of property, plant and equipment	265	242
Purchases of property, plant and equipment	(3,177)	(8,523)
Proceeds from sales of lease fleet	27,770	28,030
Purchases of lease fleet	(73,168)	(75,591)
Other intangible assets	(308)	(219)

Net cash used in investing activities	(53,249)	(69,710)

Cash flows from financing activities:
Repayments of equipment financing activities	(556)	(290)
Repayment of senior credit facility and subordinated note (Note 5)	—	(79,175)
Proceeds from senior and other debt borrowings, net	41,384	77,095
Deferred financing costs	—	(1,530)
Proceeds from issuances of common stock	8	8,162
Redemption of cumulative preferred stock	—	(1,295)
Proceeds from issuance of redeemable perpetual preferred stock, net of offering expenses	—	37,500
Preferred stock dividends	(177)	(153)
Purchases of subsidiary capital stock	—	(418)
Dividends on capital stock by subsidiary	(1,803)	(4,678)

Net cash provided by financing activities	38,856	35,218

Net increase in cash	792	400

Cash and equivalents at beginning of period	6,574	7,085
The effect of foreign currency translation on cash	(281)	(1,207)

Cash and equivalents at end of period	$7,085	$6,278

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$11,281	$10,657
Income taxes	541	1,130

Non-cash investing and financing activities:

On October 1, 2012, the Company issued convertible cumulative preferred stock of $750 and a noninterest-bearing seller holdback note discounted to $1,572 as part of the consideration for a business acquisition. In addition, the Company included holdback amounts totaling $936 as part of the consideration for business acquisitions during the year ended June 30, 2013 (see Note 4).

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation, doing business as (“d.b.a.”) “Container King” (collectively “Pac-Van”).

At June 30, 2013, the Company has two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America (see Note 4).

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through June 30, 2013, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Unless otherwise indicated, references to “FY 2012” and “FY 2013” are to the fiscal years ended June 30, 2012 and 2013, respectively. Certain reclassifications have been made to the FY 2012 statements to conform to the current period presentation.

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

Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of FASB ASC Topic 280 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it has two separately reportable geographic segments that include three operating units, North America (Pac-Van and Southern Frac, including corporate headquarters) and the Asia-Pacific area (Royal Wolf).

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

Inventories

Inventories are stated at the lower of cost or market (net realizable value) and consist of primarily finished goods for containers, modular buildings and mobile offices held for sale or lease; as well as raw materials, work in-process and finished goods of manufactured portable liquid storage tank containers. Costs for leasing operations are assigned to individual items on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location; while costs for manufactured units are determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion, are estimated and are deducted from the estimated selling price to establish net realizable value. Inventories are comprised of the following (in thousands):

	June 30,
	2012	2013
Finished goods	$30,053	$27,357
Work in-process	1,153	1,680
Raw materials	—	2,821

	$31,206	$31,858

Derivative Financial Instruments

Derivative financial instruments included warrants issued by the Company’s rights offering (Note 3). The issuance of the warrants was reported in stockholders’ equity and, accordingly, there was no impact on the Company’s financial position or results of operations. Subsequent changes in the fair value were not recognized as the warrants were classified as equity instruments.

The Company may use derivative financial instruments to hedge its exposure to foreign currency and interest rate risks arising from operating, financing and investing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments. Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on the remeasurement to fair value on unhedged (or the ineffective portion of hedged) derivative financial instruments is recognized in the statement of operations.

Accounting for Stock Options

For the issuances of stock options, the Company follows the fair value provisions of FASB ASC Topic 718, Stock Compensation, which require recognition of employee share-based compensation expense in the statements of operations over the vesting period based on the fair value of the stock option at the grant date. For stock options granted

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to non-employee consultants, the Company recognizes compensation expense measured at their fair value at each reporting date. Therefore, the stock options issued to non-employee consultants are subject to periodic fair value adjustments recorded in share-based compensation over the vesting period.

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2012	2013
Land	—	$2,016	$2,181
Building and improvements	10 — 40 years	1,020	3,943
Transportation and plant equipment (including capital lease assets)	3 — 20 years	18,196	22,605
Furniture, fixtures and office equipment	3 — 10 years	3,589	5,142
Construction in-process		—	87

		24,821	33,958
Less accumulated depreciation and amortization		(12,089)	(14,118)

		$12,732	$19,840

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

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 – 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2012 and 2013, the gross costs of the lease fleet were $294,258,000 and $332,435,000, respectively.

Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2012 and 2013.

Goodwill

The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually or when events or circumstances indicate these assets might be impaired. The Company operates two reportable geographic segments that include three operating units (Royal Wolf, Pac-Van and Southern Frac) and all of the goodwill was allocated between these three reporting units. Prior to July 1, 2012, the Company performed an annual impairment test on goodwill at year end using the two-step process required under FASB ASC Topic 350. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any, by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill.

At June 30, 2012, the Company performed the first step of the two-step impairment test and compared the fair value of each reporting unit to its carrying value. In assessing the fair value of the reporting units, the Company considered both the market approach and the income approach. Under the market approach, the fair value of the reporting unit was determined on a weighted-average range of multiples to adjusted earnings before interest, income taxes, amortization and depreciation and other non-operating costs (“EBITDA”). Under the income approach, the fair value of the reporting unit was based on the present value of estimated cash flows. The income approach was dependent on a number of significant management assumptions, including estimated future revenue growth rates, gross margins on sales, operating margins, capital expenditures and discount rates. Each approach was given equal weight in arriving at the fair value of the reporting unit and it was determined that the fair value of both the Royal Wolf and Pac-Van reporting units exceeded the carrying values of its net assets at June 30, 2012.

Effective July 1, 2012, the Company adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for the Company to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if the Company did determine that fair value is likely less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. As of June 30, 2013, the Company determined that it was not likely that the carrying values of its three reporting units were less than their respective carrying amounts.

The change in the balance of goodwill was as follows (in thousands)

	June 30,
	2012	2013
Beginning of year	$68,948	$68,449
Additions to goodwill	999	3,790
Foreign translation effect	(1,498)	(3,547)
Impairment of goodwill	—	—

End of year	$68,449	$68,692

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets consist of the following (in thousands):

	June 30,
	2012	2013
Trademark and trade name	$2,542	$2,928
Customer base and lists	36,431	30,540
Non-compete agreements	7,321	7,523
Deferred financing costs	1,933	1,991
Other	1,618	1,605

	49,845	44,587
Less accumulated amortization	(31,687)	(28,185)

	$18,158	$16,402

Prior to July 1, 2012, the Company reviewed intangible assets (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. The Company tested impairment using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. Effective July 1, 2012, the Company adopted the new qualitative factors now allowable under ASC Topic 350. If the Company determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if it determines that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of June 30, 2013, the Company determined that it was not likely that the fair values of intangible assets are less than the carrying amounts.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2013 is as follows (in thousands):

Year Ending June 30,
2014	$4,103
2015	3,159
2016	3,004
2017	2,539
2018	552
Thereafter	117

$13,474

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2012 and FY 2013 were $1,249,000 and $1,582,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from sales of the lease fleet is generally recognized upon delivery and when collectability is reasonably assured and revenue from the sales of manufactured units are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs.

Unearned revenue includes end of lease services not yet performed by the Company (such as transport charges for the pick-up of a unit where the actual pick-up has not yet occurred as the unit is still leased), advance rentals and deposit payments.

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2012, prepaid advertising costs were approximately $179,000. There were no prepaid adverting costs at June 30, 2013. Advertising costs expensed were approximately $2,966,000 and $3,646,000 for FY 2012 and FY 2013, respectively.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2008 are subject to examination by the U.S. Internal Revenue Service (“IRS”) and, for U.S. state tax purposes, with few exceptions, all periods subsequent to June 30, 2007 are subject to examination by the respective state’s taxation authorities. Generally, periods subsequent to June 30, 2008 are subject to examination by the respective taxation authorities in Australia, New Zealand and Canada. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months.

The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities (common stock equivalents) the Company had outstanding were warrants and stock options. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	Year Ended June 30,
	2012	2013
Basic	22,013,401	22,160,101
Assumed exercise of stock options	286,224	473,601

Diluted	22,299,625	22,633,702

Potential common stock equivalents totaling 3,651,063 and 1,696,997 for FY 2012 and FY 2013, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

Previously, in August 2010, the FASB, as result of a joint project with the International Accounting Standards Board (“IASB”) to simplify lease accounting and improve the quality of and comparability of financial information for users, published proposed standards that would change the accounting and financial reporting for both lessee and lessor under ASC Topic 840, Leases. Since then, the FASB and IASB have been deliberating submitted comments about their 2010 proposals and other feedback from constituents. On May 16, 2013, both the FASB and the IASB issued nearly identical exposure drafts that retained the most significant change to lease accounting rules from the 2010 proposed standards, the elimination of the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. However, the 2013 exposure drafts include significant modifications, among them the establishment of two types of lease contracts for both lessees and lessors. Instead of capital and operating leases, the proposed rules create two types of leases (both similar to capital leases for lessees), which the FASB and IASB refer to as “Type A” and “Type B.” In addition, the revised exposure drafts seek to correct issues, noted by many commenters, related to the pattern and classification of expense recognition as well as the definition of “lease term” and the treatment of variable lease payments under the 2010 proposed standards. The Company believes that the final standards, if issued in substantially the same form as the revised exposure drafts, would have a material effect in the presentation of its consolidated financial position and results of operations.

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

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. In FY 2013, by the expiration date of June 25, 2013, the Company had received total net proceeds of $8,154,000 from exercises of these warrants that resulted in the issuance of 2,038,626 shares of GFN common stock. Of these net proceeds, $8,000,000 was used to reduce indebtedness at Pac-Van Van under its senior credit facility (see Note 5).

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2012, the Company had outstanding 25,900 shares and 100 shares of Series A Preferred Stock and Series B Preferred Stock totaling $1,295,000 and $100,000, respectively. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at June 30, 2013, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Cumulative Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these shares, which total $37,000 at June 30, 2013, are classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”

Series C Convertible Preferred Stock

In connection with the Southern Frac acquisition (see Note 4), the Company issued 750 shares of a Series C Convertible Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $1,000 per share (“Series C Convertible Preferred Stock”). The Series C Convertible Preferred Stock accrued no dividends, unless declared by the Board of Directors of the Company, and was automatically convertible into 150,000 shares of GFN common stock at the date that the shares of GFN common stock had a closing price equal to or in excess of $5.00 per share on the NASDAQ Stock Market (“NASDAQ”). On February 12, 2013, the closing price of the Company’s common stock was $5.06 per share, and the Series C Convertible Preferred Stock automatically converted to 150,000 shares of Company common stock. Subsequently, the shares of the Series C Convertible Preferred Stock were cancelled.

Series C Preferred Stock

On May 17, 2013, the Company completed a public offering of 350,000 shares of a 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500, 000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. The Company used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under its senior credit facility, pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose in order to permit the payment of intercompany dividends by Pac-Van to GFN and its subsidiaries to fund any dividends declared on the Series C Preferred Stock (see Note 5) and also used $1,295,000, plus accrued dividends, of the net proceeds to redeem the 25,900 shares of the Series A Preferred Stock. Subsequently, the shares of the Series A Preferred Stock were cancelled.

Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April commencing July 31, 2013 when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Shares generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock.

The Series C Preferred Shares are listed on the NASDAQ Stock Market under the symbol “GFNCP.”

Dividends

As of June 30, 2013, since issuance, dividends paid or payable totaled $685,000 and $52,000 for the Series A Preferred Stock and Series B Preferred Stock, respectively. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royal Wolf Dividends

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

The consolidated financial statements reflect the amount of the dividends pertaining to the noncontrolling interest.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FY 2013 Acquisitions

On August 1, 2012, the Company, through Royal Wolf, purchased the business of Tassay Pty Ltd., d.b.a. “Rockhampton Container Sales,” for approximately $656,000 (AUS$624,000), which included a holdback amount of $32,000 (AUS$31,000). Rockhampton Container Sales leases and sells containers and is based in Rockhampton, Queensland.

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

On October 1, 2012, the Company, through GFNMC, acquired 90% of the membership interests of Southern Frac for $6,969,000; which included a noninterest-bearing holdback note of $2,000,000 payable over three years and, therefore, discounted to $1,572,000 at the date of acquisition. Funding for this acquisition included $2,000,000 from borrowings under a new $15,000,000 senior credit facility with Wells Fargo Bank, National Association (“Wells Fargo SF Credit Facility” – see Note 5) and $750,000 from the issuance of 750 shares of Series C Convertible Preferred Stock (see Note 3). In conjunction with the acquisition of Southern Frac, GFNMC entered into an agreement with the 10% noncontrolling interest holder for a call option that provides that for the period commencing on April 1, 2013 through October 1, 2017, GFNMC may purchase the noncontrolling interest for an initial price of $1,500,000, with incremental increases of $250,000 for each of the subsequent seven six-month periods. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocations for the acquisitions in FY 2013 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Southern Frac October 1, 2012	Coral Seas Containers November 5, 2012	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Restricted cash	$1,000	$—	$—	$1,000
Trade and other receivables	3,203	14	210	3,427
Inventories	2,296	528	1,538	4,362
Prepaid expenses and other	152	—	16	168
Property, plant and equipment	2,892	107	332	3,331
Lease fleet	—	3,649	2,305	5,954
Accounts payables and accrued liabilities	(6,220)	(177)	(121)	(6,518)
Income taxes payable	—	—	—	—
Unearned revenue and advance payments	—	(8)	(111)	(119)
Senior and other debt	(47)	—	—	(47)
Noncontrolling interest	(889)	—	—	(889)

Total net tangible assets acquired, liabilities assumed and noncontrolling interest	2,387	4,113	4,169	10,669

Fair value of intangible assets acquired:
Non-compete agreement	71	580	281	932
Customer lists	1,112	295	621	2,028
Trade name	387	—	—	387
Other	261	—	—	261
Goodwill	2,751	630	409	3,790

Total intangible assets acquired	4,582	1,505	1,311	7,398

Total purchase consideration	$6,969	$5,618	$5,480	$18,067

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Rockhampton Container Sales and Container Connection resulting in estimated bargain purchase gains of $55,000 and $105,000, respectively. These gains have been recorded as non-operating income in the accompanying consolidated statements of operations.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Southern Frac acquisition is deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2012 and FY 2013 is not as it relates to non-domestic acquisitions. The Company incurred approximately $100,000 during FY 2012 and $1,024,000 during FY 2013 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $115,080,000 (AUS$101,000,000 and NZ$29,300,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $87,022,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,719,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,719,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $620,000 (NZ$800,000 term facility) matures in varying installments over the next five years.

As of June 30, 2013, based upon the exchange rate of one Australian dollar to $0.9146 U.S. dollar and one New Zealand dollar to $0.8473 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $91,503,000 (AUS$100,047,000) and $22,182,000 (AUS$24,253,000), respectively. Borrowings under the ANZ Credit Facility bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus 1.50% – 1.95% per annum. At June 30, 2013, the BBSY and BKBM were 2.87% and 2.75%, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royal Wolf also has a $2,744,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

The ANZ senior credit facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified consolidated interest coverage and total debt ratios based on EBITDA and the payment of dividends are not to exceed 60% of net profits (adding back amortization), plus any dividend surplus from the previous year, as defined.

Pac-Van Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). Under the Wells Fargo Credit Facility, as amended, Pac-Van may borrow up to $120,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. Borrowings will accrue interest, at Pac-Van’s option, either at the base rate plus 1.75% to 2.25% or the LIBOR plus 2.75% to 3.25%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios and utilization ratios. In connection with the initial funding of the Wells Fargo Credit Facility, all outstanding amounts due under the PNC Credit Facility and the $15,000,000 senior subordinated note with Laminar Direct Capital, L.L.C. (“Laminar Note”) were fully repaid and, in addition, the limited guaranty by Ronald F. Valenta and Lydia D. Valenta was terminated.

With the satisfaction of the requirement that at least 80% of the gross proceeds received in the Series C Preferred Stock offering (see Note 3) would be used to reduce indebtedness under the Wells Fargo Credit Facility, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

At June 30, 2013, borrowings and availability under the Wells Fargo Credit Facility totaled $64,036,000 and $50,289,000, respectively.

Southern Frac Senior Credit Facility

The Wells Fargo SF Credit Facility, as amended, provides Southern Frac with (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013; and (iii) a $1,500,000 term loan (the “Term Loan B”), which fully amortizes over 18 months, commencing May 1, 2013. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including excess availability and fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility will accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, 4.0% for the Restated Equipment Term Loan and 7.0% for the Term Loan B.

At June 30, 2013, borrowings and availability under the Wells Fargo SF Credit Facility totaled $3,800,000 and $3,466,000, respectively.

Other

Other debt, including redeemable preferred stock (see Note 3) and a seller note payable in connection with the Southern Frac acquisition (see Note 4) totaled $3,612,000 at June 30, 2013.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average interest rate in the Asia-Pacific area was 8.1% and 6.1% in FY 2012 and FY 2013, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 6.4% and 4.8% in FY 2012 and FY 2013, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Loan Covenant Compliance

The Company was not in compliance with the fixed charge coverage ratio of the Wells Fargo SF Credit Facility for the fourth quarter of FY 2013 at Southern Frac; however, this event of noncompliance was waived by Wells Fargo. At June 30, 2013, the Company was in compliance with all other financial covenants under its senior credit facilities.

Senior and other debt consisted of the following at June 30, 2012 and 2013 (in thousands):

	June 30,
	2012	2013
ANZ Credit Facility	$95,759	$91,503
PNC Credit Facility	62,201	—
Wells Fargo Credit Facility	—	64,036
Wells Fargo SF Credit Facility	—	3,800
Laminar Note	15,000	—
Other	1,132	3,612

	$174,092	$162,951

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2013 were as follows (in thousands):

Year Ending June 30,
2014	$5,455
2015	8,022
2016	999
2017	83,117
2018	64,280
Thereafter	1,078

$162,951

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

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments measured at fair value and their classification on the consolidated balances sheets and consolidated statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2012	June 30, 2013

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$(1,539)	$(1,210)

Forward-Exchange Contracts	Trade payables and accrued liabilities	(102)	—
Forward-Exchange Contracts	Trade and other receivables	—	713

Type of Derivative Contract	Statement of Operations Classification	Year Ended June 30, 2012	Year Ended June 30, 2013

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$(816)	$149

Forward-Exchange Contracts	Unrealized foreign currency exchange gain and other	132	820

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2013 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2013, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain of $229,000.

The Company’s interest rate swap and option (cap) contracts are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2012, there was one open interest rate swap contract and one open interest rate option (collar) contract; and, as of June 30, 2013, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2012		June 30, 2013
	Swap	Option (Cap)	Swap	Option
Notional amounts	$15,242	$25,403	$45,730	$—
Fixed/Strike Rates	6.25%	6.25%	3.98%	—
Floating Rates	5.47%	5.47%	2.87%	—
Fair Value of Combined Contracts	$(587)	$(952)	$(1,210)	$—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2012, there were 12 open forward exchange contracts; and, as of June 30, 2013, there were 43 open forward exchange and two participating forward contracts that mature between July 2013 and November 2013, as follows (dollars in thousands):

	June 30, 2012		June 30, 2013
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$7,096	$—	$17,003	$3,000
Exchange/Strike Rates (AUD to USD)	0.9702 - 1.0201	—	0.9077 - 1.0234	0.9262
Fair Value of Combined Contracts	$(102)	$—	$692	$21

In FY 2012 and FY 2013, net unrealized and realized foreign exchange gains (losses) totaled $(712,000) and $893,000, and $(272,000) and $229,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities (and Laminar Note in FY 2012) was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2012 and 2013. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities (and Laminar Note in FY 2012) as of June 30, 2012 and 2013 was determined to be approximately $174,200,000 and $156,098,000, respectively. The Company also determined that the fair value of its other debt of $1,132,000 and $3,612,000 at June 30, 2012 and 2013, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% our consolidated revenues or trade receivables during and at the periods presented. However, in North America a significant portion of the Company’s business activity is with companies in the construction (Pac-Van) and oil & gas (Southern Frac) industries. Revenues and trade receivables from the construction industry at Pac-Van totaled $23,344,000 and $3,188,000 during FY 2012 and at June 30, 2012, respectively; and $24,953,000 and $4,177,000 during FY 2013 and at June 30, 2013, respectively. At Southern Frac, the vast majority of revenues during FY 2013 and trade receivables at June 30, 2013 were from the oil & gas industry.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to its lease operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries, was $1,204,000 and $1,000,000 and $945,000 and $1,090,000 for FY 2012 and FY 2013, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2012 and FY 2013 was $3,000 and $(118,000), respectively.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2012	2013

North America	$(3,087)	$(2,270)
Asia-Pacific	17,189	21,878

	$14,102	$19,608

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2012	2013

Current:
U.S. Federal	$—	$—
State	—	—
Foreign	501	496

	501	496

Deferred:
U.S. Federal	850	3,322
State	100	391
Foreign	3,909	3,986

	4,859	7,699

	$5,360	$8,195

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2012	2013

Deferred tax assets:
Net operating loss and tax credit carryforwards	$15,508	$11,212
Deferred revenue and expenses	779	—
Accrued compensation and other benefits	1,322	1,505
Allowance for doubtful accounts	458	405

Total deferred tax assets	18,067	13,122
Valuation allowance	—	—

Net deferred tax assets	18,067	13,122

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(38,830)	(38,631)
Deferred revenue and expenses	—	(2,067)

Total deferred tax liabilities	(38,830)	(40,698)

Net deferred tax liabilities	$(20,763)	$(27,576)

At June 30, 2013, the Company had a U.S. federal net operating loss carryforward of $41,890,000, which expires if unused during fiscal years 2021 – 2033, and an Australian net operating loss carryforward of approximately $7,200,000 with no expiration date. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, the available deduction of the net operating loss carryforward of $15,300,000 is generally limited to approximately $2,500,000 on a yearly basis.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2012 and 2013.

A reconciliation of the U.S. federal statutory rate of 34% to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2012	2013

Federal statutory rate	34.0%	34.0%
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	4.0	7.8

Effective tax rate	38.0%	41.8%

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $110,000 in both FY 2012 and FY 2013.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $197,000 ($84,000 at the corporate office and $113,000 at the operating subsidiaries) in FY 2012 and $84,000 at the corporate office in FY 2013.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $48,000 and $64,000 in FY 2012 and FY 2013, respectively, and equipment and other services purchased by Pac-Van from these affiliated entities totaled $40,000 and $3,000 in FY 2012 and FY 2013, respectively.

Note 9. Equity Plans

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

On September 21, 2009, the Board of Directors of the Company adopted the 2009 Plan, which was approved by the stockholders at the Company’s annual meeting on December 10, 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company suspended further grants under the 2006 Plan (see above). Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan. Unless terminated earlier at the discretion of the Board of Directors, the 2009 Plan will terminate September 21, 2019.

The 2006 Plan and the 2009 Plan are referred to collectively as the “Stock Incentive Plan.”

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”) and non-qualified stock options and non-vested equity shares that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”).

On August 25, 2011 (“August 2011 Grant”), the Company granted options to an officer of GFN for 80,000 shares of common stock at an exercise price of $3.11, which was equal to the closing market price of the Company’s common stock as of that date. The options under the August 2011 Grant vest over 40 months, subject to performance conditions based on achieving cumulative EBITDA targets for the fiscal years ending June 30, 2012 – 2014.

On December 6, 2011 (“December 2011 Grant”), the Company granted options to three members of its Board of Directors to purchase 27,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $2.58 per share, with a vesting period of three years.

On June 7, 2012 (“June 2012 Grant”), the Company granted options to four officers of GFN, seven key employees of Pac-Van and three non-employee consultants to purchase 264,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $3.15 per share. The options under the June 2012 Grant vest over forty-two months, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2013 – 2015.

In FY 2012, the weighted-average fair value of the stock options granted to members of the Board of Directors, officers and key employees was $2.28, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.19% – 1.61%, an expected life of 7.5 years, an expected volatility of 77.9% – 84.6% and no expected dividend. At June 30, 2012, the weighted-average fair value of the stock options granted to non-employee consultants was $2.65, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.30% – 1.66%, an expected life of 8.0 – 9.9 years an expected volatility of 77.5%, and no expected dividend.

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

On June 7, 2013 and June 13, 2013 (collectively, the “June 2013 Grants”), the Company granted time-based options to 32 officers and key employees of GFN, Pac-Van and Southern Frac and one non-employee consultants to purchase 158,500 and 120,000 shares of common stock, respectively, at an exercise price equal to the closing market price of the Company’s common stock as of those dates, or $4.43 and $4.50 per share, respectively. The options under the June 2013 Grants vest over three years from the respective date of grant.

In FY 2013, the weighted-average fair value of the stock options granted to officers and key employees was $3.23, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.45% – 1.65%, an expected life of 7.5 years, an expected volatility of 73.1% – 77.5% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock option	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2013, the weighted-average fair value of the stock options granted to non-employee consultants was $3.38, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.90% – 2.54%, an expected life of 7.1 – 10.0 years, an expected volatility of 72.9% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2013 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2012	1,843,664	$4.96
Granted	348,500	4.56
Exercised	(6,666)	1.22
Forfeited or expired	(14,900)	1.06

Outstanding at June 30, 2013	2,170,598	$4.93	6.8

Vested and expected to vest at June 30, 2013	2,170,598	$4.93	6.8

Exercisable at June 30, 2013	916,924	$7.18	4.6

At June 30, 2013, outstanding time-based options and performance-based options totaled 1,194,218 and 976,380, respectively. Also at that date, the Company’s market price for its common stock was $4.65 per share, which was at or below the exercise prices of almost half of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $2,252,000.

Share-based compensation of $4,427,000 related to stock options and has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2013. At that date, there remains $1,871,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.7 years.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 7, 2013, the Company granted a total of 115,000 non-vested equity shares to seven officers and key employees of GFN, Pac-Van and Southern Frac at a value equal to the closing market price of the Company’s common stock as of that date, or $4.43 per share. The non-vested equity shares are subject to performance conditions based on achieving adjusted EBITDA and return of capital targets for the fiscal years ending June 30, 2014 and 2015 and would be expected to vest thirty-nine months from the date of grant. Share-based compensation of $10,000 related to non-vested equity shares and has been recognized in the consolidated statements of operations, with a corresponding benefit to equity through June 30, 2013. At that date, there remains $500,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over 3.2 years.

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

As of June 30, 2013, the Royal Wolf Board of Directors has granted 865,000 performance rights to key management personnel under the LTI Plan. In FY 2013, share-based compensation of $488,000 related to the LTI Plan has been recognized in the statements of operations, with a corresponding benefit to equity.

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases office equipment and other facilities under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

Non-cancellable operating lease rentals at June 30, 2013 are payable as follows (in thousands):

Year Ending June 30,
2014	$8,426
2015	5,252
2016	3,762
2017	2,945
2018	2,366
Thereafter	5,924

$28,675

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense on non-cancellable operating leases was $7,201,000 and $8,802,000 in FY 2012 and FY 2013, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2013 are as follows (in thousands):

Year Ending June 30,
2014	$10,004
2015	2,804
2016	1,079
2017	244
2018	35
Thereafter	—

$14,166

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

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2012	2013
Trade payables	$22,094	$18,439
Checks written in excess of bank balance	597	253
Payroll and related	5,758	6,693
Taxes, other than income	2,336	1,130
Fair value of interest swap and option and forward currency exchange contacts	1,641	1,210
Accrued interest	428	236
Deferred consideration	—	628
Other accruals	3,110	3,649

	$35,964	$32,238

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

	Year Ended June 30,
	2012	2013
Revenues from external customers
North America:
Sales	$28,839	$42,976
Leasing	41,443	49,226

	70,282	92,202

Asia-Pacific:
Sales	79,502	79,167
Leasing	62,455	74,174

	141,957	153,341

Total	$212,239	$245,543

Operating income (loss)
North America	$2,336	$2,364
Asia-Pacific	23,909	27,127

Total	$26,245	$29,491

Interest income
North America	$8	$2
Asia-Pacific	149	56

Total	$157	$58

Interest expense
North America	$5,431	$4,706
Asia-Pacific	7,312	6,263

Total	$12,743	$10,969

Share-based compensation
North America	$611	$734
Asia-Pacific	290	582

Total	$901	$1,316

Depreciation and amortization
North America	$5,805	$6,845
Asia-Pacific	13,119	15,396

Total	$18,924	$22,241

Additions to long-lived assets
North America	$12,360	$35,387
Asia-Pacific	63,985	48,727

Total	$76,345	$84,114

	At June 30,
	2012	2013

Long-lived assets
North America	$112,867	$142,771
Asia-Pacific	159,323	167,234

Total	$272,190	$310,005

Goodwill
North America	$33,859	$36,957
Asia-Pacific	34,590	31,735

Total	$68,449	$68,692

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intersegment net revenues between the Asia-Pacific area and North America totaled $75,000 during FY 2012. There were no intersegment net revenues in FY 2013. However, intrasegment net revenues related to the sales of portable liquid storage containers from Southern Frac to Pac-Van in North America totaled $12,529,000 during FY 2013.

Note 13. Subsequent Events

On July 18, 2013, the Board of Directors of the Company declared a cash dividend of $1.875 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on May 17, 2013, the date of original issuance of the Series C Preferred Stock, through July 30, 2013, and is payable on July 31, 2013 to holders of record as of July 30, 2013.

On August 1, 2013, the Company, through Pac-Van, purchased the business of Harper Hot Shot Service, Inc. (“Harper”) for approximately $3,000,000, which included a holdback amount of $168,000. Harper leases and sells containers in Paducah, Kentucky.

On September 6, 2013, the Company, through Pac-Van, purchased the business of Canadian Storage Containers Inc. (“Canadian Storage”) for approximately $1,600,000 (C$1,700,000), which included a holdback amount of approximately $190,000 (C$200,000). Canadian Storage leases and sells containers and is located in Calgary, Alberta, Canada.

On September 10, 2013, the Company, through Royal Wolf, purchased the businesses of Intermodal Solutions Pty Ltd, Kookaburra Containers Pty Ltd, Kookaburra Containers WA Pty Ltd, Kookaburra Containers Victoria Pty Ltd, Pack and Secure Pty Ltd and Intermodal Solutions Holdings Pty Ltd, collectively “Intermodal Kookaburra” for approximately $5,200,000 (AUS$5,800,000). Intermodal Kookaburra, among other things, leases and sells freight and storage containers in the Asia-Pacific area.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2012	2013
	(in thousands)
Cash and cash equivalents	$6,438	$3,152
Receivables, net	—	6
Property and equipment, net	12	5
Other assets	275	262
Investment and intercompany accounts	108,084	139,799

Total Assets	$114,809	$143,224

Accounts payable, accrued and other liabilities	$1,019	$1,035
Senior and other debt	15,073	37
Other deferred credits	1,523	1,989
General Finance Corporation stockholders’ equity	97,194	140,163

Total Liabilities and Stockholders’ Equity	$114,809	$143,224

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2012	2013
	(in thousands)
General and administrative expenses	$3,545	$4,726

Equity in earnings of subsidiaries	3,274	3,216
Intercompany income	4,377	6,070
Interest expense	(1,988)	(398)
Other income, net	8	2

	5,671	8,890

Income before income taxes	2,126	4,164
Income tax provision (benefit)	(487)	466

Net income attributable to stockholders	2,613	3,698
Preferred stock dividends	177	153

Net income attributable to common stockholders	$2,436	$3,545

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2012	2013

Cash flows from operating activities:
Net income attributable to stockholders	$2,613	$3,545
Equity in earnings of subsidiaries	(3,274)	(3,216)
Depreciation and amortization	46	41
Share-based compensation expense	414	447
Deferred income taxes	(487)	466
Changes in operating assets and liabilities	(223)	(11)

Net cash provided (used) by operating activities	(911)	1,272

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(4,647)
Purchases of property and equipment	(4)	(3)

Net cash used by investing activities	(4)	(4,650)

Cash flows from financing activities:
Repayment of senior subordinated note	—	(15,000)
Repayments of senior and other debt borrowings	(37)	(36)
Proceeds from issuances of common stock	8	8,162
Net proceeds from issuance of redeemable perpetual preferred stock offering	—	37,500
Redemption of cumulative preferred stock	—	(1,295)
Preferred stock dividends	(177)	(153)
Intercompany transfers	1,540	(29,086)

Net cash provided by financing activities	1,334	92

Net increase (decrease) in cash	419	(3,286)

Cash at beginning of period	6,019	6,438

Cash at end of period	$6,438	$3,152

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350