Form 10-Q
period 2013-09-30
General Finance CORP
filed 2013-11-13
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,336,925 shares outstanding as of November 8, 2013.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	September 30, 2013
		(Unaudited)
Assets
Cash and cash equivalents	$6,278	$3,131
Trade and other receivables, net of allowance for doubtful accounts of $2,275 and $2,492 at June 30, 2013 and September 30, 2013, respectively	34,360	42,440
Inventories	31,858	52,273
Prepaid expenses and other	5,571	5,254
Property, plant and equipment, net	19,840	21,571
Lease fleet, net	290,165	310,465
Goodwill	68,692	71,953
Other intangible assets, net	16,402	15,900

Total assets	$473,166	$522,987

Liabilities
Trade payables and accrued liabilities	$32,238	$52,467
Income taxes payable	496	287
Unearned revenue and advance payments	15,764	15,721
Senior and other debt	162,951	188,284
Deferred tax liabilities	27,576	29,307

Total liabilities	239,025	286,066

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,542 and $40,723 at June 30, 2013 and September 30, 2013, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 24,330,257 and 24,336,925 shares issued and outstanding at June 30, 2013 and September 30, 2013, respectively	2	2
Additional paid-in capital	120,146	119,735
Accumulated other comprehensive income (loss)	(906)	785
Accumulated deficit	(19,179)	(18,024)

Total General Finance Corporation stockholders’ equity	140,163	142,598
Equity of noncontrolling interests	93,978	94,323

Total equity	234,141	236,921

Total liabilities and equity	$473,166	$522,987

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2012	2013
Revenues
Sales:
Lease inventories and fleet	$23,722	$31,229
Manufactured units	—	3,445

	23,722	34,674
Leasing	29,667	31,072

	53,389	65,746

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	17,312	24,788
Manufactured units	—	2,608
Direct costs of leasing operations	10,984	11,944
Selling and general expenses	12,933	14,178
Depreciation and amortization	5,300	5,460

Operating income	6,860	6,768
Interest income	23	12
Interest expense	(3,225)	(2,392)
Foreign currency exchange gain (loss) and other	361	(605)

	(2,841)	(2,985)

Income before provision for income taxes	4,019	3,783
Provision for income taxes	1,527	1,581

Net income	2,492	2,202
Preferred stock dividends	(43)	(753)
Noncontrolling interest	(1,486)	(1,047)

Net income attributable to common stockholders	$963	$402

Net income per common share:
Basic	$0.04	$0.02
Diluted	0.04	0.02

Weighted average shares outstanding:
Basic	22,024,742	24,334,531
Diluted	22,480,170	24,917,120

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2012	2013
Net income	$2,492	$2,202
Other comprehensive income (loss):
Fair value change in derivative, net of income tax benefit of $158 and $29 for the quarter ended September 30, 2012 and 2013, respectively	(368)	(68)
Cumulative translation adjustment	3,245	3,470

Total comprehensive income	5,369	5,604
Comprehensive income allocated to noncontrolling interests	(2,916)	(2,758)

Comprehensive income allocable to General Finance Corporation stockholders	$2,453	$2,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$40,100	$2	$120,146	$(906)	$(19,179)	$140,163	$93,978	$234,141
Share-based compensation	—	—	334	—	—	334	72	406
Preferred stock dividends	—	—	(753)	—	—	(753)	—	(753)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(2,339)	(2,339)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(146)	(146)
Issuance of 6,668 shares of common stock	—	—	8	—	—	8	—	8
Net income	—	—	—	—	1,155	1,155	1,047	2,202
Fair value change in derivative, net of related tax effect	—	—	—	(34)	—	(34)	(34)	(68)
Cumulative translation adjustment	—	—	—	1,725	—	1,725	1,745	3,470

Total comprehensive income (loss)	—	—	—	—	—	2,846	2,758	5,604

Balance at September 30, 2013	$40,100	$2	$119,735	$785	$(18,024)	$142,598	$94,323	$236,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September,
	2012	2013
Net cash provided by (used in) operating activities (Note 10)	$3,897	$(1,596)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,113)	(9,239)
Proceeds from sales of property, plant and equipment	1	52
Purchases of property, plant and equipment	(2,021)	(1,999)
Proceeds from sales of lease fleet	3,375	5,839
Purchases of lease fleet	(13,560)	(18,042)
Other intangible assets	(101)	(31)

Net cash used in investing activities	(14,419)	(23,420)

Cash flows from financing activities:
Repayments of equipment financing activities	(149)	(14)
Repayment of senior credit facility and subordinated note	(79,175)	—
Proceeds from senior and other debt borrowings, net	90,693	23,415
Deferred financing costs	(1,460)	—
Proceeds from issuances of common stock	8	8
Purchases of subsidiary capital stock	(58)	(146)
Preferred stock dividends	(43)	(753)

Net cash provided by financing activities	9,816	22,510

Net decrease in cash	(706)	(2,506)
Cash and equivalents at beginning of period	7,085	6,278
The effect of foreign currency translation on cash	(97)	(641)

Cash and equivalents at end of period	$6,282	$3,131

Non-cash investing and financing activities:

On August 14, 2012 and August 13, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 and AUS$0.05 per RWH share payable on October 2, 2012 and October 3, 2013 to shareholders of record on September 20, 2012 and September 24, 2013, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $2,345 (AUS$2,258) and $2,339 (AUS$2,509), as a charge directly to the equity of noncontrolling interests at September 30, 2012 and 2013, respectively (see Note 3).

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

At September 30, 2013, the Company has two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America.

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through September 30, 2013, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2014. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2013” and “FY 2014” are to the quarter ended September 30, 2012 and 2013, respectively.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Foreign Currency Translation

The Company’s functional currencies for its foreign operations are the respective local currencies, the Australian (“AUS”) and New Zealand (“NZ”) dollars in the Asia-Pacific area and the Canadian (“C”) dollar in North America. All adjustments resulting from the translation of the accompanying condensed consolidated financial statements from the functional currency into reporting currency are recorded as a component of stockholders’ equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 830, Foreign Currency Matters. All assets and liabilities are translated at the rates in effect at the balance sheet dates; and revenues, expenses, gains and losses are translated using the average exchange rates during the periods. Transactions in foreign currencies are translated at the foreign exchange rate prevailing at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated to the functional currency at the foreign exchange rate prevailing at that date. Foreign exchange differences arising on translation are recognized in the statement of operations. Non-monetary assets and liabilities that are measured in terms of historical cost in a foreign currency are translated using the exchange rate at the date of the transaction. Non-monetary assets and liabilities denominated in foreign currencies that are stated at fair value are translated to the functional currency at foreign exchange rates prevailing at the dates the fair value was determined.

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

	June 30,	September 30,
	2013	2013
Finished goods	$27,357	$46,724
Work in progress	1,680	1,926
Raw materials	2,821	3,623

	$31,858	$52,273

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,
		2013	2013
Land	—	$2,181	$2,309
Building and improvements	10 — 40 years	3,943	4,000
Transportation and plant equipment (including capital lease assets)	3 — 20 years	22,605	24,937
Furniture, fixtures and office equipment	3 — 10 years	5,142	5,402
Construction in-process		87	214

		33,958	36,862
Less accumulated depreciation and amortization		(14,118)	(15,291)

		$19,840	$21,571

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2013 and September 30, 2013, the gross costs of the lease fleet were $332,435,000 and $356,164,000, respectively.

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

	Quarter Ended September 30,
	2012	2013
Basic	22,024,742	24,334,531
Assumed exercise of warrants	35,785	—
Assumed exercise of stock options	419,643	582,589

Diluted	22,480,170	24,917,120

Potential common stock equivalents totaling 3,475,193 and 1,588,007 for FY 2013 and FY 2014, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In February 2013, the FASB updated the guidance within ASC 220, Comprehensive Income. The update requires companies to

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

report, in one place, information about reclassifications out of accumulated other comprehensive income (“AOCI”) and changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under U.S. GAAP is required. The above information must be presented in one place, either parenthetically on the face of the financial statements by income statement line item, or in a note. The updated guidance is to be applied prospectively, and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. The Company adopted the new provisions of this accounting standard at the beginning of FY 2014, but its adoption did not have a material impact on the consolidated financial statements.

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. By the expiration date of June 25, 2013, the Company had received total net proceeds of $8,154,000 during the fiscal year ended June 30, 2013 from exercises of these warrants that resulted in the issuance of 2,038,626 shares of GFN common stock. Of these net proceeds, $8,000,000 was used to reduce indebtedness at Pac-Van Van under its senior credit facility (see Note 5).

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at September 30, 2013, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is not redeemable prior to February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these shares, which total $37,000 at June 30, 2013, are classified as a liability in the condensed consolidated balance sheet under the caption “Senior and other debt.”

Series C Convertible Preferred Stock

In connection with the Southern Frac acquisition on October 1, 2012, the Company issued 750 shares of a Series C Convertible Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $1,000 per share (“Series C Convertible Preferred Stock”). The Series C Convertible Preferred Stock accrued no dividends, unless declared by the Board of Directors of the Company, and was automatically convertible into 150,000 shares of GFN common stock at the date that the shares of GFN common stock had a closing price equal to or in excess of $5.00 per share on the NASDAQ Stock Market (“NASDAQ”). On February 12, 2013, the closing price of the Company’s common stock was $5.06 per share, and the Series C Convertible Preferred Stock automatically converted to 150,000 shares of Company common stock. Subsequently, the shares of the Series C Convertible Preferred Stock were cancelled.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

On May 17, 2013, the Company completed a public offering of 350,000 shares of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500,000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. The Company used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under its senior credit facility, pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose in order to permit the payment of intercompany dividends by Pac-Van to GFN and its subsidiaries to fund any dividends declared on the Series C Preferred Stock (see Note 5) and also used $1,295,000, plus accrued dividends, of the net proceeds to redeem the 25,900 shares of the Series A Preferred Stock. Subsequently, the shares of the Series A Preferred Stock were cancelled.

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

The Series C Preferred Shares are listed on the NASDAQ Stock Market under the symbol “GFNCP.”

Dividends

As of September 30, 2013, since issuance, dividends paid or payable totaled $55,000 for the Series B Preferred Stock.

On July 18, 2013, the Board of Directors of the Company declared a cash dividend of $1.875 per share on the Series C Preferred Stock. The dividend was for the period commencing on May 17, 2013, the date of original issuance of the Series C Preferred Stock, through July 30, 2013, and was paid on July 31, 2013 to holders of record as of July 30, 2013.

The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012. On August 13, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 3, 2013 to shareholders of record on September 24, 2013.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FY 2014 Acquisitions

On August 1, 2013, the Company, through Pac-Van, purchased the business of Harper’s Hot Shot Service, Inc. (“Harper Hot Shot”) for $3,255,000, which included a holdback amount of $148,000. Harper Hot Shot leases and sells containers in Paducah, Kentucky.

On September 6, 2013, the Company, through Pac-Van, purchased the business of Canadian Storage Containers Inc. (“Canadian Storage”) for $1,516,000 (C$1,591,000), which included a holdback amount of approximately $247,000 (C$260,000). Canadian Storage leases and sells containers and is located in Calgary, Alberta, Canada.

On September 10, 2013, the Company, through Royal Wolf, purchased the businesses of Intermodal Solutions Pty Ltd, Kookaburra Containers Pty Ltd, Kookaburra Containers WA Pty Ltd, Kookaburra Containers Victoria Pty Ltd, Pack and Secure Pty Ltd and Intermodal Solutions Holdings Pty Ltd, collectively “Intermodal Kookaburra” for $5,231,000 (AUS$5,680,000), which included a holdback amount of approximately $368,000 (AUS$400,000). Intermodal Kookaburra, among other things, leases and sells freight and storage containers in the Asia-Pacific area.

The valuations and purchase accounting for the acquisitions in FY 2014 are still to be completed and are subject to change. The preliminary allocations to tangible and intangible assets acquired and liabilities assumed were as follows (in thousands):

	Harper Hot Shot August 1, 2013	Canadian Storage September 6, 2013	Intermodal Kookaburra September 10, 2013	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$179	$—	$—	$179
Inventories	884	144	496	1,524
Prepaid expenses and other	5	2	—	7
Property, plant and equipment	368	10	50	428
Lease fleet	1,249	549	3,479	5,277
Accounts payables and accrued liabilities	(57)	(45)	(76)	(178)
Deferred income taxes	(365)	—	—	(365)
Unearned revenue and advance payments	(77)	—	(35)	(112)

Total net tangible assets acquired and liabilities assumed	2,186	660	3,914	6,760
Fair value of intangible assets acquired:
Non-compete agreement	—	95	385	480
Customer lists	—	—	83	83
Goodwill	1,069	761	849	2,679

Total intangible assets acquired	1,069	856	1,317	3,242

Total purchase consideration	$3,255	$1,516	$5,231	$10,002

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Canadian Storage and Intermodal Kookaburra acquisitions is not deductible for U.S. income tax purposes. The Company incurred approximately $84,000 during FY 2014 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying condensed consolidated statements of operations. Transaction costs were not significant during FY 2013.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $118,462,000 (AUS$101,000,000 and NZ$29,300,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $89,832,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,983,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,983,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $664,000 (NZ$800,000 term facility) matures in varying installments over the next five years.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2013, based upon the exchange rate of one Australian dollar to $0.9322 U.S. dollar and one New Zealand dollar to $0.8297 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $105,071,000 (AUS$112,713,000) and $9,837,000 (AUS$10,552,000), respectively. Borrowings under the ANZ Credit Facility bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus 1.50% - 1.95% per annum. At September 30, 2013, the BBSY and BKBM were 2.64% and 2.63%, respectively.

Royal Wolf also has a $2,797,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

The ANZ senior credit facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified consolidated interest coverage and total debt ratios based on EBITDA and the payment of dividends are not to exceed 60% of net profits (adding back amortization), plus any dividend surplus from the previous year, as defined.

Pac-Van Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility “). Under the Wells Fargo Credit Facility, as amended, Pac-Van may borrow up to $120,000,000, subject to the terms of a borrowing base, as defined, and provides for the issuance of irrevocable standby letters of credit in amounts totaling up to $5,000,000. Borrowings will accrue interest, at Pac-Van’s option, either at the base rate plus 1.75% to 2.25% or the LIBOR plus 2.75% to 3.25%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios and utilization ratios.

With the satisfaction of the requirement that at least 80% of the gross proceeds received in the Series C Preferred Stock offering (see Note 3) be used to reduce indebtedness under the Wells Fargo Credit Facility, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

At September 30, 2013, borrowings and availability under the Wells Fargo Credit Facility totaled $74,287,000 and $45,713,000, respectively.

Southern Frac Senior Credit Facility

Southern Frac has a senior credit facility with Wells Fargo, as amended, (“Wells Fargo SF Credit Facility”) that provides with (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013; and (iii) a $1,500,000 term loan (the “Term Loan B”), which fully amortizes over 18 months, commencing May 1, 2013. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including excess availability and fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility will accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, 4.0% for the Restated Equipment Term Loan and 7.0% for the Term Loan B.

At September 30, 2013, borrowings and availability under the Wells Fargo SF Credit Facility totaled $5,404,000 and $1,347,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other

Other debt, including redeemable preferred stock (see Note 3), totaled $3,522,000 at September 30, 2013.

The weighted-average interest rate in the Asia-Pacific area was 6.4% and 5.9% in FY 2013 and FY 2014, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 5.8% and 3.8% in FY 2013 and FY 2014, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Loan Covenant Compliance

At September 30, 2013, the Company was in compliance with the financial covenants under its senior credit facilities.

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

The Company’s derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models that include assumptions about yield curve at the reporting dates as well as counter-party credit risk. The assumptions are generally derived from market-observable data. The Company has consistently applied these calculation techniques to all periods presented, which are considered Level 2.

Derivative instruments measured at fair value and their classification in the condensed consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2013	September 30, 2013
Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,210)	$(1,318)
Forward-Exchange Contracts	Trade and other receivables	713	23

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2012	Quarter Ended September 30, 2013
Swap Contracts and Options (Caps)	Unrealized loss included in interest expense	$(80)	$(30)
Forward-Exchange Contracts	Unrealized foreign currency exchange loss and other	(349)	(698)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2013 and FY 2014 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2014, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain of $30,000.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2013 and September 30, 2013, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2013		September 30, 2013
	Swap	Option (Cap)	Swap	Option
Notional amounts	$45,730	$—	$46,610	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.87%	—	2.87%	—
Fair Value of Combined Contracts	$(1,210)	$—	$(1,318)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2013, there were 43 open forward exchange and two participating forward contracts that mature between July 2013 and November 2013; and as of September 30, 2013, there were 44 open forward exchange contracts that mature between October 2013 and March 2014, as follows (dollars in thousands):

	June 30, 2013		September 30, 2013
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$17,003	$3,000	$18,265	$—
Exchange/Strike Rates (AUD to USD)	0.9077 - 1.0234	0.9262	0.8804 – 0.9856	—
Fair Value of Combined Contracts	$692	$21	$23	$—

In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains totaled $360,000 and $137,000, and $51,000 and $32,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2013. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2013 was determined to be approximately $156,098,000. The Company also determined that the fair value of its other debt of $3,612,000 at June 30, 2013 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2013 have not changed significantly from June 30, 2013. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2013 would not vary significantly from the proportion determined at June 30, 2013.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $28,000 in both FY 2013 and FY 2014.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company for services rendered under this agreement totaled $21,000 at the corporate office in both FY 2013 and FY 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $17,000 and $10,000 in FY 2013 and FY 2014, respectively, and equipment and other services purchased by Pac-Van from these affiliated entities totaled $3,000 in FY 2013. There were no such purchases in FY 2014.

Note 8. Equity Plans

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

On September 21, 2009, the Board of Directors of the Company adopted the 2009 Plan, which was approved by the stockholders at the Company’s annual meeting on December 10, 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company suspended further grants under the 2006 Plan (see above). Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan. Unless terminated earlier at the discretion of the Board of Directors, the 2009 Plan will terminate December 10, 2019.

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

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2013, the weighted-average fair value of the stock options granted to non-employee consultants was $3.62, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.31% - 2.57%, an expected life of 8.7 – 9.7 years, an expected volatility of 72.04% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2014 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,170,598	$4.93
Granted	—	—
Exercised	(6,668)	1.22
Forfeited or expired	(30,110)	4.45

Outstanding at September 30, 2013	2,133,820	$4.95	6.5

Vested and expected to vest at September 30, 2013	2,133,820	$4.95	6.5

Exercisable at September 30, 2013	953,970	$7.10	4.4

At September 30, 2013, outstanding time-based options and performance-based options totaled 1,177,950 and 955,870, respectively. Also at that date, the Company’s market price for its common stock was $5.36 per share, which was at or below the exercise prices of over 40% of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $3,052,000.

Share-based compensation of $4,651,000 related to stock options and has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2013. At that date, there remains $1,653,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.5 years.

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

On June 7, 2013, the Company granted a total of 115,000 non-vested equity shares to seven officers and key employees of GFN, Pac-Van and Southern Frac at a value equal to the closing market price of the Company’s common stock as of that date, or $4.43 per share. The non-vested equity shares are subject to performance conditions based on achieving adjusted EBITDA and return of capital targets for the fiscal years ending June 30, 2014 and 2015 and would be expected to vest thirty-nine months from the date of grant. Share-based compensation of $49,000 related to non-vested equity shares and has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2013. At that date, there remains $460,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over 3.0 years.

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

As of September 30, 2013, the Royal Wolf Board of Directors has granted 865,000 performance rights to key management personnel under the LTI Plan. In FY 2013 and FY 2014, share-based compensation of $65,000 and $133,000, respectively, related to the LTI Plan has been recognized in the condensed statements of operations, with a corresponding benefit to equity.

Note 9. Commitments and Contingencies

The Company is not involved in any material lawsuits or claims arising out of the normal course of business. The nature of its business is such that disputes can occasionally arise with employees, vendors (including suppliers and subcontractors) and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of its exposure. The Company has insurance policies to cover general liability and workers compensation-related claims. In the opinion of management, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.

In conjunction with the acquisition of Southern Frac on October 1, 2012, GFNMC entered into an agreement with the 10% noncontrolling interest holder for a call option that provides that for the period commencing on April 1, 2013 through October 1, 2017, GFNMC may purchase the noncontrolling interest for an initial price of $1,500,000, with incremental increases of $250,000 for each of the subsequent seven six-month periods.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2012	2013
Cash flows from operating activities
Net income	$2,492	$2,202
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	—	(9)
Gain on sales of lease fleet	(1,184)	(1,742)
Gain on bargain purchase of businesses	(215)	—
Unrealized foreign exchange gain	(360)	(51)
Unrealized loss on forward exchange contracts	349	698
Unrealized loss on interest rate swaps and options	80	30
Depreciation and amortization	5,300	5,659
Amortization of deferred financing costs	354	137
Accretion of interest	—	54
Share-based compensation expense	298	406
Deferred income taxes	1,402	1,267
Changes in operating assets and liabilities:
Trade and other receivables, net	3,865	(9,444)
Inventories	(1,463)	(18,297)
Prepaid expenses and other	(331)	1,555
Trade payables, accrued liabilities and unearned revenues	(6,392)	16,154
Income taxes	(298)	(215)

Net cash provided by (used in) operating activities	$3,897	$(1,596)

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

	Quarter Ended September 30,
	2012	2013
Revenues from external customers
North America:
Sales	$4,454	$11,314
Leasing	11,615	14,286

	16,069	25,600

Asia-Pacific:
Sales	19,268	23,360
Leasing	18,052	16,786

	37,320	40,146

Total	$53,389	$65,746

Operating income
North America	$817	$1,716
Asia-Pacific	6,043	5,052

Total	$6,860	$6,768

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest income
North America	$2	$—
Asia-Pacific	21	12

Total	$23	$12

Interest expense
North America	$1,523	$898
Asia-Pacific	1,702	1,494

Total	$3,225	$2,392

Share-based compensation
North America	$197	$268
Asia-Pacific	101	138

Total	$298	$406

Depreciation and amortization
North America	$1,407	$1,916
Asia-Pacific	3,893	3,743

Total	$5,300	$5,659

Additions to long-lived assets
North America	$4,208	$11,636
Asia-Pacific	11,373	8,405

Total	$15,581	$20,041

	June 30,	September 30,
	2013	2013
Long-lived assets
North America	$142,771	$153,976
Asia-Pacific	167,234	178,060

Total	$310,005	$332,036

Goodwill
North America	$36,957	$38,793
Asia-Pacific	31,735	33,160

Total	$68,692	$71,953

There were no intersegment net revenues between the Asia-Pacific area and North America in FY 2013. However, intrasegment net revenues related to the sales of portable liquid storage containers from Southern Frac to Pac-Van in North America totaled $6,428,000 during FY 2014.

Note 12. Subsequent Events

On October 17, 2013, the Board of Directors of the Company declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 201 through October 30, 2013, and is payable on October 31, 2013 to holders of record as of October 30, 2013.

On November 7, 2013, the Company, through Pac-Van, purchased the business of Pinnacle Rental & Supply, LLC (“Pinnacle Rental”) for approximately $6,300,000. Pinnacle Rental leases portable liquid storage tank containers from Boaz, Alabama.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2013 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

At September 30, 2013, we have two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by us to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America.

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through twenty customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand, twenty-nine branch locations in the United States and two branch locations in Canada. As of September 30, 2013, we had 275 and 456 employees and 39,966 and 17,154 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2013 (“FY 2014”) Compared to Quarter Ended September 30, 2012 (“FY 2013”)

The following compares our FY 2014 results of operations with our FY 2013 results of operations.

Revenues. Revenues increased $12.3 million, or 23%, to $65.7 million in FY 2014 from $53.4 million in FY 2013. This consisted of an increase of $2.7 million, or 7%, in revenues at Royal Wolf, a $6.2 million increase, or 39%, in revenues at Pac-Van and $3.4 million in manufacturing revenues from Southern Frac; which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2014 versus FY 2013, significantly impacted the translation in FY 2014 of the total revenues at Royal Wolf when compared to FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 22% in FY 2014 from FY 2013. The average currency exchange rate of one Australian dollar during FY 2014 was $0.91563 U.S. dollar compared to $1.03933 U.S. dollar during FY 2013.

The revenue increase at Royal Wolf was primarily in the mining and transport sectors, where revenues increased by over $7.0 million in FY 2014 from FY 2013, and was offset somewhat by across-the-board decreases in most of the other sectors. At Pac-Van, the revenue increase in FY 2014 from FY 2013 was due to across-the-board increases in most sectors, but particularly in the commercial, construction and education sectors where revenues increased between the periods by an aggregate of $4.4 million.

Sales and leasing revenues each represented 50% of total revenues, excluding Southern Frac, in FY 2014 and 44% and 56% of total revenues in FY 2013, respectively.

Sales during FY 2014 amounted to $34.6 million, compared to $23.7 million during FY 2013; representing an increase of $10.9 million, or 46%. This included a $3.5 million increase, or 80%, in sales at Pac-Van, a $4.0 million increase, or 21%, in sales at Royal Wolf and $3.4 million in sales from Southern Frac. The increase at Royal Wolf was comprised of an increase of $8.1 million ($6.1 million increase due to higher unit sales, $3.9 million increase due to average price increases and $1.9 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $4.1 million ($1.2 million decrease due to lower unit sales, $1.5 million decrease due to average price increases and $1.4 million decrease due to foreign exchange movements) in the CSC operations. Sales in the national accounts group during FY 2014 included approximately $8.0 million (AUS$ 8.4 million) to one customer, a freight logistics company that operates a national rail network. The operating margin under the AUS$12.0 million sales contract with this customer was below 10%. At Pac-Van, the higher sales in FY 2014 versus FY 2013 were primarily due to across-the-board increases in all sectors, particularly in the education and commercial sectors, which increased by an aggregate of $2.0 million. At Southern Frac, portable liquid storage tank container sales in FY 2014 consisted of 94 units at an average sales price of approximately $36,600 per unit.

Leasing revenues during FY 2014 totaled $31.1 million, as compared to $29.7 million during FY 2013, representing an increase of $1.4 million, or 5%. Leasing revenues increased by $2.7 million, or 23%, at Pac-Van and decreased by $1.3 million, or 7%, at Royal Wolf. In Australian dollars, FY 2014 leasing revenues at Royal Wolf actually increased by 6% from FY 2013.

At Royal Wolf, average utilization in the retail operations was 84% during FY 2014 and 85% during FY 2013; and average utilization in the national accounts group operations was 66% during FY 2014 and 72% during FY 2013. In FY 2014 and FY 2013, the overall average utilization was 80% and 81%, respectively; and the average monthly lease rate of containers was AUS$170 in FY 2014 and AUS$162 in FY 2013. Leasing revenues in FY 2014 increased over FY 2013 due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being more than 1,000 higher in FY 2014 as compared to FY 2013. These factors more than offset the reduction in the average utilization rates between periods, though the utilization rates remained strong in FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease between periods at Royal Wolf is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 82%, 82%, 86%, 68% and 72% and average monthly lease rates were $111, $267, $945, $238 and $809 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2014; as compared to 85%, 84%, 77%, 67% and 76% and $105, $254, $1,118, $234 and $838 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2013, respectively. The average composite utilization rate in FY 2014 and FY 2013 was 77% for both years, and the composite average monthly number of units on lease was over 2,400 higher in FY 2014 as compared to FY 2013. The strong utilization and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the construction and commercial sectors, which increased by an aggregate of $2.3 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $7.5 million, from $17.3 million during FY 2013 to $24.8 million during FY 2014, as a result of the higher sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues decreased to 21% in FY 2014 from 27% in FY 2013 due primarily to the lower margin on approximately $8.0 million (AUS$ 8.4 million) of sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $2.6 million, or approximately $27,700 per unit. Our gross profit percentage from sales of manufactured units was 24% during FY 2014.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars from $23.9 million during FY 2013 to $26.1 million during FY 2014, or by $2.2 million, but decreased as a percentage of revenues from 45% in FY 2013 to 40% in FY 2014. This absolute dollar increase in FY 2014 was not only the result of our increased business activity, but also to the additional selling and administrative expenses of $0.9 million incurred at Southern Frac.

Depreciation and Amortization. Depreciation and amortization increased by $0.2 million to $5.5 million in FY 2014 from $5.3 million in FY 2013, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $2.4 million in FY 2014 was $0.8 million lower than the $3.2 million in FY 2013. This was comprised of a decrease in interest expense of $0.6 million in North America and a decrease of $0.2 million at Royal Wolf. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 5.9% in FY 2014 decreased from 6.4% in FY 2013 and effectively offset the comparatively higher average borrowings between periods. In North America, the lower interest expense in FY 2014 versus FY 2013 was due to both a lower weighted-average interest rate and average borrowings. The weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in North America was 3.8% in FY 2014 and 5.8% in FY 2013.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0161 at June 30, 2012, $1.0381 at September 30, 2012, $0.9146 at June 30, 2013 and $0.9322 at September 30, 2013. In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains totaled $360,000 and $137,000, and $51,000 and $32,000, respectively. In FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $0.2 million.

Income Taxes. Our effective income tax rate was 41.8% in FY 2014 and 38.0% in FY 2013. The effective rate is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In FY 2014, we paid the first quarterly dividend, which totaled $750,000, on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) issued in May 2013 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Noncontrolling Interest. Noncontrolling interest in the Royal Wolf and Southern Frac results of operations was $1.0 million in FY 2014, as compared to $1.5 million in FY 2013, reflecting primarily the lower profitability of Royal Wolf due to the translation effect of the weaker Australian dollar to the U.S. dollar between periods.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $0.4 million in FY 2014 was $0.6 million lower than the $1.0 million in FY 2013 primarily as a result of lower operating profit in the Pan-Pacific area, net losses from foreign exchange and derivative instrument transactions versus a net gain in the prior period and larger preferred stock dividend payments, offset somewhat by a greater operating profit in North America and lower interest expense.

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

	Quarter Ended September 30,
	2012	2013
Net income	$2,492	$2,202
Add (deduct) —
Provision for income taxes	1,527	1,581
Foreign currency exchange loss (gain) and other	(361)	605
Interest expense	3,225	2,392
Interest income	(23)	(12)
Depreciation and amortization	5,300	5,659
Share-based compensation expense	298	406

Adjusted EBITDA	$12,458	$12,833

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

Royal Wolf has an approximately $118,462,000 (AUS$101,000,000 and NZ$29,300,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of our Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $89,832,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,983,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,983,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $664,000 (NZ$800,000 term facility) matures in varying installments over the next five years.

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

As of September 30, 2013, our required principal and other obligations payments for the twelve months ending September 30, 2014 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,
	2014	2015	2016	2017
ANZ Credit Facility	$4,794	$12,324	$87,474	$414
Wells Fargo Credit Facility	—	—	—	—
Wells Fargo SF Credit Facility	4,729	299	215	161
Other	1,364	874	74	74

	$10,887	$13,497	$87,763	$649

On May 17, 2013, we completed a public offering of 350,000 shares of our Series C Preferred Stock, liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500,000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. Among other things, we used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility (pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose) and $1,295,000 to redeem our Series A 12.5% Cumulative Preferred Stock. With the satisfaction of the 80% gross proceeds requirement, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

As of June 25, 2013, the expiration date of warrants issued by us in a rights offering on June 25, 2010, we received total net proceeds during FY 2013 of $8,154,000, of which $8,000,000 was used to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility.

Reference is made to Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our Series C Preferred Stock and other equity transactions.

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

Cash Flow for FY 2014 Compared to FY 2013

Our business is capital intensive, and we acquire leasing assets before they generate revenues, cash flow and earnings. These leasing assets have long useful lives and require relatively minimal maintenance expenditures. Most of the capital we deploy into our leasing business historically has been used to expand our operations geographically, to increase the number of units available for lease at our branch and CSC locations and to add to the breadth of our product mix. Our operations have generally generated annual cash flow which would include, even in profitable periods, the deferral of income taxes caused by accelerated depreciation that is used for tax accounting.

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

	Quarter Ended September 30,
	2012	2013
Net cash provided by (used in) operating activities	$3,897	$(1,596)

Net cash used in investing activities	$(14,419)	$(23,420)

Net cash provided by financing activities	$9,816	$22,510

Operating activities. Our operations used net cash flow of $1.6 million during FY 2014, a decrease of $5.5 million from the $3.9 million of operating cash flow provided during FY 2013. Net income of $2.2 million in FY 2014 was $0.3 million lower than the net income of $2.5 million in FY 2013 and our operating cash flows also decreased by $5.6 million in FY 2014 from the management of operating assets and liabilities when compared to FY 2013. In FY 2014 and FY 2013, operating cash flows were reduced by $10.2 million and $4.6 million, respectively, from the management of operating assets and liabilities. However, partially offsetting this decrease were our operating cash flows in FY 2014 increasing by $0.2 million over FY 2013 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $5.9 million in FY 2014 versus $5.7 million in FY 2013. In addition, net unrealized losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which reduce operating results, but are non-cash add-backs for cash flow purposes, were $0.7 million in FY 2014 versus $0.1 million in FY 2013; an increase of $0.6 million. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $1.3 million in FY 2014 and $1.4 million in FY 2013. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2014 and FY 2013, operating cash flows were reduced by gains on the sales of lease fleet of $1.7 million and $1.2 million, respectively, and enhanced by non-cash share-based compensation charges of $0.4 million and $0.3 million, respectively.

Investing Activities. Net cash used by investing activities was $23.4 million during FY 2014, as compared to $14.4 million during FY 2013. Purchases of property, plant and equipment, or rolling stock, were approximately $2.0 million in both FY 2014 and FY 2013; but net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $12.2 million in FY 2014 as compared to $10.2 million in FY 2013, an increase of $2.0 million. The increase in FY 2014 net capital expenditures from FY 2013 was due primarily to container lease fleet purchases of $9.8 million in FY 2014 in North America as compared to only $2.5 million in FY 2013, an increase of $7.3 million; whereas net capital expenditures in the Pan Pacific totaled $2.4 million in FY 2014 versus $7.7 million in FY 2013, a decrease of $5.3 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2014, we made three business acquisitions (one in the Pan Pacific and two in the in North America) for cash totaling $9.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to three acquisitions (one in the Pan Pacific and two in North America) in FY 2013 for cash of only $2.1 million.

Financing Activities. Net cash provided by financing activities was $22.5 million during FY 2014, as compared to $9.8 million provided during FY 2013. In FY 2014, cash provided from financing activities included borrowings of $23.4 million on the existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $90.7 million on all of our credit facilities to also primarily fund our investment in the container lease fleet and business acquisitions. We also incurred deferred financing costs of $1.5 million in FY 2013, primarily in connection with the refinancing at Pac-Van.

Asset Management

Receivables and inventories were $42.4 million and $52.3 million at September 30, 2013 and $34.4 million and $31.9 million at June 30, 2013, respectively. At September 30, 2013, days sales outstanding (“DSO”) in trade receivables were 47 days, 47 days and 30 days for Royal Wolf, Pac-Van and Southern Frac, as compared to 44 days, 50 days and 41 days at June 30, 2013, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $310.5 million at September 30, 2013 from $290.2 million at June 30, 2013. At September 30, 2013, we had 57,120 units (20,058 units in retail operations in Australia, 10,577 units in national account group operations in Australia, 9,331 units in New Zealand, which are considered retail; and 17,154 units in North America) in our lease fleet, as compared 54,259 units (19,685 units in retail operations in Australia, 10,455 units in national account group operations in Australia, 9,043 units in New Zealand, which are considered retail; and 15,076 units in North America) at June 30, 2013. At those dates, 45,997 units (16,768 units in retail operations in Australia, 7,194 units in national account group operations in Australia, 8,313 units in New Zealand, which are considered retail; and 13,722 units in North America); and 42,262 units (16,054 units in retail operations in Australia, 6,756 units in national account group operations in Australia, 8,052 units in New Zealand, which are considered retail; and 11,400 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,953 storage and freight containers and 4,013 portable building containers at September 30, 2013; and 35,284 storage and freight containers and 3,899 portable building containers at June 30, 2013. At those dates, units on lease were comprised of 29,467 storage and freight containers and 2,808 portable building containers; and 28,192 storage and freight containers and 2,670 portable building containers, respectively.

In North America, the lease fleet was comprised of 9,059 storage containers, 1,645 office containers (GLOs), 784 portable liquid storage tank containers, 4,685 mobile offices and 981 modular units at September 30, 2013; and 7,273 storage containers, 1,530 office containers (GLOs), 586 portable liquid storage tank containers, 4,703 mobile offices and 984 modular units at June 30, 2013. At those dates, units on lease were comprised of 7,803 storage containers, 1,390 office containers, 616 portable liquid storage tank containers, 3,203 mobile offices and 710 modular units; and 5,711 storage containers, 1,216 office containers, 524 portable liquid storage tank containers, 3,235 mobile offices and 714 modular units, respectively.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods. We believe the following are the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually or when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include three operating units (Royal Wolf, Pac-Van and Southern Frac) and all of our goodwill was allocated between these three reporting units. Prior to July 1, 2012, we performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. As of September 30, 2013, we determined that it was more likely than not that the fair values of our three reporting units were greater than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We tested impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of September 30, 2013, we determined that it was more likely than not that the fair values of intangible assets were greater than their carrying amounts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2013, as filed with the SEC on September 17, 2013 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2013	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 3 among Pac-Van, Wells Fargo Bank, National Association and HSBC Bank USA, NA (incorporated by reference to Registrant’s Form 8-K filed July 17, 2013)

10.2	Third Amendment dated September 5, 2013 among GFN, GFNMC, Southern Frac and Wells Fargo Bank, NA to that certain Credit and Security Agreement dated as of October 1, 2012 (incorporated by reference to Registrant’s Form 8-K filed September 10, 2013)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.