Form 10-Q
period 2013-12-31
General Finance CORP
filed 2014-02-11
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,355,220 shares outstanding as of February 7, 2014.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	December 31, 2013
		(Unaudited)
Assets
Cash and cash equivalents	$6,278	$2,445
Trade and other receivables, net of allowance for doubtful accounts of $2,275 and $2,329 at June 30, 2013 and December 31, 2013, respectively	34,360	32,168
Inventories	31,858	39,180
Prepaid expenses and other	5,571	5,869
Property, plant and equipment, net	19,840	21,008
Lease fleet, net	290,165	327,231
Goodwill	68,692	71,001
Other intangible assets, net	16,402	14,882

Total assets	$473,166	$513,784

Liabilities
Trade payables and accrued liabilities	$32,238	$35,340
Income taxes payable	496	239
Unearned revenue and advance payments	15,764	12,352
Senior and other debt	162,951	198,903
Deferred tax liabilities	27,576	32,016

Total liabilities	239,025	278,850

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,542 and $40,723 at June 30, 2013 and December 31, 2013, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 24,330,257 and 24,355,220 shares issued and outstanding at June 30, 2013 and December 31, 2013, respectively	2	2
Additional paid-in capital	120,146	119,168
Accumulated other comprehensive loss	(906)	(2,248)
Accumulated deficit	(19,179)	(15,479)

Total General Finance Corporation stockholders’ equity	140,163	141,543
Equity of noncontrolling interests	93,978	93,391

Total equity	234,141	234,934

Total liabilities and equity	$473,166	$513,784

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenues
Sales:
Lease inventories and fleet	$24,276	$28,417	$47,998	$59,646
Manufactured units	7,731	2,703	7,731	6,148

	32,007	31,120	55,729	65,794
Leasing	31,345	34,509	61,012	65,581

	63,352	65,629	116,741	131,375

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	18,091	21,604	35,403	46,392
Manufactured units	6,549	1,965	6,549	4,573
Direct costs of leasing operations	11,397	12,100	22,381	24,044
Selling and general expenses	13,342	14,018	26,275	28,196
Depreciation and amortization	5,287	5,802	10,587	11,262

Operating income	8,686	10,140	15,546	16,908
Interest income	17	11	40	23
Interest expense	(2,630)	(2,334)	(5,855)	(4,726)
Foreign currency exchange gain (loss) and other	107	56	468	(549)

	(2,506)	(2,267)	(5,347)	(5,252)

Income before provision for income taxes	6,180	7,873	10,199	11,656
Provision for income taxes	2,349	3,291	3,876	4,872

Net income	3,831	4,582	6,323	6,784
Preferred stock dividends	(43)	(922)	(86)	(1,675)
Noncontrolling interests	(2,067)	(2,037)	(3,553)	(3,084)

Net income attributable to common stockholders	$1,721	$1,623	$2,684	$2,025

Net income per common share:
Basic	$0.08	$0.07	$0.12	$0.08
Diluted	0.08	0.07	0.12	0.08

Weighted average shares outstanding:
Basic	22,026,631	24,342,102	22,025,690	24,334,977
Diluted	22,631,194	24,986,979	22,630,253	24,979,854

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Net income	$3,831	$4,582	$6,323	$6,784
Other comprehensive income (loss):
Fair value change in derivative, net of income tax provision (benefit) of $62 and $(96) for the quarter and six months ended December 31, 2012 and $37 and $7 for the quarter and six months ended December 31,2013, respectively	144	85	(224)	17
Cumulative translation adjustment	(315)	(6,010)	2,930	(2,540)

Total comprehensive income (loss)	3,660	(1,343)	9,029	4,261
Allocated to noncontrolling interests	(1,996)	855	(4,912)	(1,903)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$1,664	$(488)	$4,117	$2,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$40,100	$2	$120,146	$(906)	$(19,179)	$140,163	$93,978	$234,141
Share-based compensation	—	—	689	—	—	689	181	870
Preferred stock dividends	—	—	(1,675)	—	—	(1,675)	—	(1,675)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(2,339)	(2,339)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(332)	(332)
Issuance of 6,668 shares of common stock	—	—	8	—	—	8	—	8
Grant of 18,295 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	3,700	3,700	3,084	6,784
Fair value change in derivative, net of related tax effect	—	—	—	9	—	9	8	17
Cumulative translation adjustment	—	—	—	(1,351)	—	(1,351)	(1,189)	(2,540)

Total comprehensive income	—	—	—	—	—	2,358	1,903	4,261

Balance at December 31, 2013	$40,100	$2	$119,168	$(2,248)	$(15,479)	$141,543	$93,391	$234,934

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2013
Net cash provided by operating activities (Note 10)	$10,614	$15,756

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,890)	(15,695)
Proceeds from sales of property, plant and equipment	109	94
Purchases of property, plant and equipment	(4,467)	(2,855)
Proceeds from sales of lease fleet	13,585	14,648
Purchases of lease fleet	(37,720)	(48,076)
Other intangible assets	(130)	(112)

Net cash used in investing activities	(41,513)	(51,996)

Cash flows from financing activities:
Repayments of equipment financing activities	(264)	(32)
Repayment of senior credit facility and subordinated note	(79,175)	—
Proceeds from senior and other debt borrowings, net	112,630	39,374
Deferred financing costs	(1,407)	—
Proceeds from issuances of common stock	8	8
Purchases of subsidiary capital stock	(58)	(332)
Dividends on capital stock by subsidiary	(2,345)	(2,339)
Preferred stock dividends	(86)	(1,675)

Net cash provided by financing activities	29,303	35,004

Net decrease in cash	(1,596)	(1,236)
Cash and equivalents at beginning of period	7,085	6,278
The effect of foreign currency translation on cash	105	(2,597)

Cash and equivalents at end of period	$5,594	$2,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”).

At December 31, 2013, the Company has two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America.

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through December 31, 2013, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

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

Unless otherwise indicated, references to “FY 2013” and “FY 2014” are to the six months ended December 31, 2012 and 2013, respectively.

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

	June 30,	December 31,
	2013	2013
Finished goods	$27,357	$35,088
Work in progress	1,680	2,880
Raw materials	2,821	1,212

	$31,858	$39,180

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
		2013	2013
Land	—	$2,181	$2,277
Building and improvements	10 — 40 years	3,943	4,350
Transportation and plant equipment (including capital lease assets)	3 — 20 years	22,605	24,515
Furniture, fixtures and office equipment	3 — 10 years	5,142	5,552
Construction in-process		87	2

		33,958	36,696
Less accumulated depreciation and amortization		(14,118)	(15,688)

		$19,840	$21,008

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2013 and December 31, 2013, the gross costs of the lease fleet were $332,435,000 and $374,712,000, respectively.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Basic	22,026,631	24,342,102	22,025,690	24,334,977
Assumed exercise of warrants	155,718	—	155,718	—
Assumed exercise of stock options	448,845	644,877	448,845	644,877

Diluted	22,631,194	24,986,979	22,630,253	24,979,854

Potential common stock equivalents totaling 3,476,058 for both the quarter ended December 31, 2012 and FY 2013 and 1,507,424 for both the quarter ended December 31, 2013 and FY 2014 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at December 31, 2013, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

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

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these shares, which total $37,000 at June 30, 2013 and $3,000 at December 31, 2013, are classified as a liability in the condensed consolidated balance sheet under the caption “Senior and other debt.”

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

The Series C Preferred Shares are listed on the NASDAQ Stock Market under the symbol “GFNCP.”

Dividends

As of December 31, 2013, since issuance, dividends paid or payable totaled $57,000 for the Series B Preferred Stock.

On July 18, 2013, the Board of Directors of the Company declared a cash dividend of $1.875 per share on the Series C Preferred Stock. The dividend was for the period commencing on May 17, 2013, the date of original issuance of the Series C Preferred Stock, through July 30, 2013, and was paid on July 31, 2013 to holders of record as of July 30, 2013. On October 17, 2013, the Board of Directors of the Company declared a cash dividend of $2.30 per share on the Series C Preferred Stock. The dividend was for the period commencing on July 31, 2013 through October 30, 2013, and was paid on October 31, 2013 to holders of record as of October 30, 2013.

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

FY 2014 Acquisitions

On August 1, 2013, the Company, through Pac-Van, purchased the business of Harper’s Hot Shot Service, Inc. (“Harper Hot Shot”) for $3,267,000, which included a holdback amount of $148,000. Harper Hot Shot leases and sells containers and is located in Paducah, Kentucky.

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

On October 31, 2013, the Company, through Royal Wolf, purchased the business of DBCS Containers Limited (“DBCS”) for $333,000 (AUS$351,000), which included a holdback amount of approximately $33,000 (AUS$35,000). DBCS leases and sells containers and is located in Auckland, New Zealand.

On November 7, 2013, the Company, through Pac-Van, purchased the business of Pinnacle Rental & Supply, LLC (“Pinnacle Rental”) for $6,179,000, which included a holdback amount of $293,000. Pinnacle Rental leases portable liquid storage tank containers from Boaz, Alabama.

On December 20, 2013, the Company, through Pac-Van, purchased the business of Mark Rumpke Mobile Storage, Inc. (“Rumpke”) for $288,000, which included a holdback amount of $30,000. Rumpke leases and sells containers and is located in Cincinnati, Ohio.

The valuations and purchase accounting for the acquisitions in FY 2014 are still to be completed and are subject to change. The preliminary allocations to tangible and intangible assets acquired and liabilities assumed were as follows (in thousands):

	Intermodal Kookaburra September 10, 2013	Pinnacle Rental November 7, 2013	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$164	$164
Inventories	496	50	1,046	1,592
Prepaid expenses and other	—	—	6	6
Property, plant and equipment	50	—	390	440
Lease fleet	3,479	5,271	2,212	10,962
Accounts payables and accrued liabilities	(76)	—	(41)	(117)
Deferred income taxes	—	—	(402)	(402)
Unearned revenue and advance payments	(35)	(99)	(133)	(267)

Total net tangible assets acquired and liabilities assumed	3,914	5,222	3,242	12,378
Fair value of intangible assets acquired:
Non-compete agreement	385	95	130	610
Customer lists/relationships	83	180	162	425
Goodwill	849	682	1,870	3,401

Total intangible assets acquired	1,317	957	2,162	4,436

Total purchase consideration	$5,231	$6,179	$5,404	$16,814

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Canadian Storage, Intermodal Kookaburra and DBCS acquisitions is not deductible for U.S. income tax purposes. The Company incurred approximately $367,000 and $595,000 and $64,000 and $148,000 during the quarter ended December 31, 2012 and FY 2013 and during the quarter ended December 31, 2013 and FY 2014, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying condensed consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $113,482,000 (AUS$101,000,000 and NZ$29,200,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $86,283,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,311,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,311,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $577,000 (NZ$700,000 term facility) matures in varying installments over the next five years.

As of December 31, 2013, based upon the exchange rate of one Australian dollar to $0.8874 U.S. dollar and one New Zealand dollar to $0.9204 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $105,903,000 (AUS$119,300,000) and $5,776,000 (AUS$6,509,000), respectively. Borrowings under the ANZ Credit Facility bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus 1.50% - 1.95% per annum. At December 31, 2013, the BBSY and BKBM were 2.69% and 2.72%, respectively.

Royal Wolf also has a $2,662,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

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

With the satisfaction of the requirement that at least 80% of the gross proceeds received in the Series C Preferred Stock offering (see Note 3) be used to reduce indebtedness under the Wells Fargo Credit Facility, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

At December 31, 2013, borrowings and availability under the Wells Fargo Credit Facility totaled $83,985,000 and $35,146,000, respectively.

Southern Frac Senior Credit Facility

Southern Frac has a senior credit facility with Wells Fargo, as amended, (“Wells Fargo SF Credit Facility”) that provides with (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013; and (iii) a $1,500,000 term loan (the “Term Loan B”), which fully amortizes over 18 months, commencing May 1, 2013. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility will accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, 4.0% for the Restated Equipment Term Loan and 7.0% for the Term Loan B.

At December 31, 2013, borrowings and availability under the Wells Fargo SF Credit Facility totaled $5,604,000 and $1,616,000, respectively.

Other

Other debt, including redeemable preferred stock (see Note 3), totaled $3,411,000 at December 31, 2013.

The weighted-average interest rate in the Asia-Pacific area was 6.0% and 5.7% in FY 2013 and FY 2014, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.9% and 3.8% in FY 2013 and FY 2014, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Loan Covenant Compliance

At December 31, 2013, the Company was in compliance with the financial covenants under its senior credit facilities.

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

Derivative instruments measured at fair value and their classification in the condensed consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2013	December 31, 2013
Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,210)	$(1,007)
Forward-Exchange Contracts	Trade and other receivables	713	410

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2012	2013	2012	2013
Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$—	$188	$(80)	$158
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	263	400	(86)	(298)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2013 and FY 2014 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In the quarter ended December 31, 2013 and FY 2014, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain of $188,000 and $158,000, respectively.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2013 and December 31, 2013, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2013		December 31, 2013
	Swap	Option (Cap)	Swap	Option
Notional amounts	$45,730	$—	$44,370	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.87%	—	2.69%	—
Fair Value of Combined Contracts	$(1,210)	$—	$(1,007)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2013, there were 43 open forward exchange and two participating forward contracts that mature between July 2013 and November 2013; and as of December 31, 2013, there were 39 open forward exchange contracts that mature between January 2014 and August 2014, as follows (dollars in thousands):

	June 30, 2013		December 31, 2013
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$17,003	$3,000	$11,862	$—
Exchange/Strike Rates (AUD to USD)	0.9077 - 1.0234	0.9262	0.8728 – 0.9751	—
Fair Value of Combined Contracts	$692	$21	$410	$—

In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains (losses) totaled $105,000 and $162,000, and $(363,000) and $101,000, respectively. For the quarter ended December 31, 2012 and 2013, net unrealized and realized foreign exchange gains (losses) totaled $(255,000) and $25,000, and $(414,000) and $69,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2013. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2013 was determined to be approximately $156,098,000. The Company also determined that the fair value of its other debt of $3,612,000 at June 30, 2013 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2013 have not changed significantly from June 30, 2013. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2013 would not vary significantly from the proportion determined at June 30, 2013.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 in both the quarters ended December 31, 2012 and December 31, 2013, and $55,000 in both FY 2013 and FY 2014.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $21,000 in both the quarters ended December 31, 2012 and December 31, 2013, and $42,000 in both FY 2013 and FY 2014.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $14,000 and $31,000 and $5,000 and $15,000 during the quarter ended December 31, 2012 and FY 2013 and during the quarter ended December 31, 2013 and FY 2014, respectively; and equipment and other services purchased by Pac-Van from these affiliated entities totaled $3,000 in the quarter ended September 30, 2013. There were no such purchases in FY 2014.

The premises of Pac-Van’s Las Vegas branch is owned by and currently leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. Rental payments on this lease totaled $30,000 and $59,000 and $29,000 and $57,000 during the quarter ended December 31, 2012 and FY 2013 and during the quarter ended December 31, 2013 and FY 2014, respectively.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $3.94

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31 2013, the weighted-average fair value of the stock options granted to non-employee consultants was $3.86, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.64% - 2.90%, an expected life of 8.4 – 9.5 years, an expected volatility of 71.14% and no expected dividend.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s stock option activity and related information for FY 2014 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,170,598	$4.93
Granted	—	—
Exercised	(6,668)	1.22
Forfeited or expired	(56,110)	6.47

Outstanding at December 31, 2013	2,107,820	$4.94	6.2

Vested and expected to vest at December 31, 2013	2,107,820	$4.94	6.2

Exercisable at December 31, 2013	990,210	$7.00	4.2

At December 31, 2013, outstanding time-based options and performance-based options totaled 1,163,950 and 943,870, respectively. Also at that date, the Company’s market price for its common stock was $6.03 per share, which was at or below the exercise prices of over 40% of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $3,870,000.

Share-based compensation of $4,857,000 related to stock options and has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2013. At that date, there remains $1,461,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

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

On December 5, 2013, the Company granted a total of 18,295 non-vested equity shares to the five non-employees members of the Company’s Board of Directors at a value equal to the closing market price of the Company’s common stock as of that date, or $6.15 per share, which vest one year from the date of grant.

Share-based compensation of $97,000 related to non-vested equity shares and has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2013. At that date, there remains $526,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over 2.75 years and 1.0 year for the June 7, 2013 and December 5, 2013 non-vested equity grants, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of December 31, 2013, the Royal Wolf Board of Directors has granted 1,359,000 performance rights to key management personnel under the LTI Plan. In FY 2013 and FY 2014, share-based compensation of $193,000 and $343,000, respectively, related to the LTI Plan has been recognized in the condensed statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2012	2013
Cash flows from operating activities
Net income	$6,323	$6,784
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(96)	(15)
Gain on sales of lease fleet	(3,270)	(3,591)
Gain on bargain purchase of businesses	(215)	—
Unrealized foreign exchange loss (gain)	(105)	363
Unrealized loss on forward exchange contracts	86	298
Unrealized loss (gain) on interest rate swaps and options	80	(158)
Depreciation and amortization	10,696	11,634
Amortization of deferred financing costs	485	276
Accretion of interest	50	133
Share-based compensation expense	646	870
Deferred income taxes	3,292	4,206
Changes in operating assets and liabilities:
Trade and other receivables, net	6,022	773
Inventories	(7,655)	(4,605)
Prepaid expenses and other	(1,002)	859
Trade payables, accrued liabilities and unearned revenues	(4,618)	(1,818)
Income taxes	(105)	(253)

Net cash provided by operating activities	$10,614	$15,756

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Revenues from external customers
North America:
Sales	$13,825	$8,702	$18,279	$20,016
Leasing	12,016	15,421	23,631	29,707

	25,841	24,123	41,910	49,723

Asia-Pacific:
Sales	18,182	22,418	37,450	45,778
Leasing	19,329	19,088	37,381	35,874

	37,511	41,506	74,831	81,652

Total	$63,352	$65,629	$116,741	$131,375

Operating income
North America	$1,659	$3,166	$2,476	$4,882
Asia-Pacific	7,027	6,974	13,070	12,026

Total	$8,686	$10,140	$15,546	$16,908

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest income
North America	$—	$—	$2	$—
Asia-Pacific	17	11	38	23

Total	$17	$11	$40	$23

Interest expense
North America	$1,096	$1,008	$2,619	$1,906
Asia-Pacific	1,534	1,326	3,236	2,820

Total	$2,630	$2,334	$5,855	$4,726

Share-based compensation
North America	$184	$249	$381	$517
Asia-Pacific	164	215	265	353

Total	$348	$464	$646	$870

Depreciation and amortization
North America	$1,686	$2,037	$3,093	$3,953
Asia-Pacific	3,710	3,938	7,603	7,681

Total	$5,396	$5,975	$10,696	$11,634

Additions to long-lived assets
North America			$16,118	$21,398
Asia-Pacific			26,069	29,533

Total			$42,187	$50,931

	At
	June 30, 2013	December 31, 2013
Long-lived assets
North America	$142,771	$164,349
Asia-Pacific	167,234	183,890

Total	$310,005	$348,239

Goodwill
North America	$36,957	$39,455
Asia-Pacific	31,735	31,546

Total	$68,692	$71,001

There were no intersegment net revenues between the Asia-Pacific area and North America in FY 2013. However, intrasegment net revenues related to the sales of portable liquid storage containers from Southern Frac to Pac-Van in North America totaled $3,587,000 during both the quarter ended December 31, 2012 and FY 2013, and $3,768,000 and $10,196,000 during the quarter ended December 31, 2013 and FY 2014, respectively.

Note 12. Subsequent Events

On January 17, 2014, the Board of Directors of the Company declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2013 through January 30, 2014, and is payable on January 31, 2014 to holders of record as of January 30, 2014.

On February 5, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on April 3, 2014 to shareholders of record on March 19, 2014.

On February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility (see Note 5) to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate. Borrowings under the facility will now accrue interest, at Pac-Van’s option, either at the base rate plus 1.00% to 1.50% or the LIBOR plus 2.50% to 3.00%, and the maximum amount of intercompany dividends that Pac-Van is allowed to pay in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock increased from $4,000,000 to $5,000,000 (or the amount equal to the

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock), provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”).

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

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through twenty customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand, twenty-nine branch locations in the United States and two branch locations in Canada. As of December 31, 2013, we had 278 and 384 employees and 41,092 and 18,591 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2013 (“QE FY 2014”) Compared to Quarter Ended December 31, 2012 (“QE FY 2013”)

The following compares our QE FY 2014 results of operations with our QE FY 2013 results of operations.

Revenues. Revenues increased $2.3 million, or 4%, to $65.6 million in QE FY 2014 from $63.3 million in QE FY 2013. This consisted of an increase of $4.0 million, or 11%, in revenues at Royal Wolf, a $3.3 million increase, or 18%, in revenues at Pac-Van and a $5.0 million decrease in manufacturing revenues from Southern Frac; which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in QE FY 2014 versus QE FY 2013, significantly impacted the translation in QE FY 2014 of the total revenues at Royal Wolf when compared to QE FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 24% in QE FY 2014 from QE FY 2013. The average currency exchange rate of one Australian dollar during QE FY 2014 was $0.92803 U.S. dollar compared to $1.03836 U.S. dollar during QE FY 2013.

The revenue increase at Royal Wolf was primarily in the mining, transport and government sectors, where revenues increased by $7.0 million in QE FY 2014 from QE FY 2013, and were offset somewhat by decreases in most of the other sectors. At Pac-Van, the revenue increase in QE FY 2014 from QE FY 2013 was due primarily to increases in the commercial, industrial and retail sectors where revenues increased between the periods by an aggregate of $3.8 million.

Sales and leasing revenues represented 45% and 55% of total non-manufacturing revenues, respectively, in QE FY 2014 and 44% and 56% of total non-manufacturing revenues, respectively, in QE FY 2013.

Sales during QE FY 2014 amounted to $31.1 million, compared to $32.0 million during QE FY 2013; representing a decrease of $0.9 million, or 3%. This consisted of a decrease in manufacturing sales of $5.0 million, or 65%, at Southern Frac and a slight decrease of $0.1 million at Pac-Van, substantially offset by a $4.2 million increase, or 23%, in sales at Royal Wolf. Overall, non-manufacturing sales increased by a net $4.1 million, or 17%, in QE FY 2014 from QE FY 2013. The increase at Royal Wolf was comprised of an increase of $4.9 million ($1.9 million increase due to higher unit sales and $3.8 million increase due to average price increases, offset somewhat by a $0.8 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $0.7 million ($1.8 million decrease due to foreign exchange movements, offset somewhat by a $0.9 million increase due to higher unit sales and a $0.2 million increase due to average price increases) in the CSC operations. Sales in the national accounts group during QE FY 2014 included approximately $3.4 million (AUS$ 3.7 million) to one customer, a freight logistics company that operates a national rail network. The operating margin of the over AUS$12.0 million sales contract with this customer was below 10%. At Pac-Van, the slightly lower sales in QE FY 2014 versus QE FY 2013 were primarily due to decreases in the construction, services and mining sectors, which decreased by an aggregate of $1.9 million, and were substantially offset by increases in all other sectors. At Southern Frac, portable liquid storage tank container sales in QE FY 2014 consisted of 82 units sold at an average sales price of approximately $33,000 per unit versus 232 units sold at an average sales price of approximately $33,300 per unit during QE FY 2013. Slower drilling activity (caused in part by relatively worse weather conditions) and a greater proportion of intercompany sales to Pac-Van in QE FY 2014 when compared to QE FY 2013 were the primary reasons for the reduction in total manufacturing revenues.

Leasing revenues during QE FY 2014 totaled $34.5 million, as compared to $31.3 million during QE FY 2013, representing an increase of $3.2 million, or 10%. Leasing revenues increased by $3.4 million, or 28%, at Pac-Van and decreased slightly by $0.2 million at Royal Wolf. In Australian dollars, QE FY 2014 leasing revenues at Royal Wolf actually increased by 11% from FY 2013.

At Royal Wolf, average utilization in the retail and the national accounts group operations were 85% and 80%, respectively, during both QE FY 2014 and QE FY 2013. Additionally, in both QE FY 2014 and QE FY 2013, the overall average utilization was 84%; and the average monthly lease rate of containers was AUS$175 in QE FY 2014 and AUS$167 in QE FY 2013. Leasing revenues in QE FY 2014 increased over QE FY 2013 in local currency due primarily to the combination of higher monthly lease rates and the average monthly number of units on lease being more than 2,100 higher in QE FY 2014 as compared to QE FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods at Royal Wolf is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 87%, 82%, 78%, 67% and 72% and average monthly lease rates were $115, $275, $885, $243 and $838 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2014; as compared to 88%, 84%, 86%, 66% and 76% and $106, $263, $1,170, $237 and $851 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2013, respectively. The average composite utilization rate in QE FY 2014 and QE FY 2013 was 80% and 79%, respectively, and the composite average monthly number of units on lease was over 3,400 higher in QE FY 2014 as compared to QE FY 2013. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the construction, commercial and retail sectors, which increased by an aggregate of $2.7 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $3.5 million from $18.1 million during QE FY 2013 to $21.6 million during QE FY 2014, as a result of the higher sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these non-manufacturing sales decreased to 24% in QE FY 2014 from 26% in QE FY 2013 due primarily to the lower margin on the sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $2.0 million, or approximately $24,000 per unit, versus $6.5 million in QE FY 2013, or approximately $28,200 per unit, which included additional costs due to the purchase price allocation effect of carrying the opening inventory on October 1, 2012 at fair value. Overall, efficiencies gained from improved systems and processes, including lower material costs, substantially enhanced our gross profit percentage from sales of manufactured units to 27% during QE FY 2014 from 15% in QE FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $1.4 million from $24.7 million during QE FY 2013 to $26.1 million during QE FY 2014; but increased only slightly as a percentage of revenues from 39% in QE FY 2013 to 40% in QE FY 2014.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million to $5.8 million in QE FY 2014 from $5.3 million in QE FY 2013, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $2.3 million in QE FY 2014 was $0.3 million lower than the $2.6 million in QE FY 2013. This was comprised of a decrease in interest expense of $0.1 million in North America and a decrease of $0.2 million at Royal Wolf. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 5.5% in QE FY 2014 decreased from 5.7% in QE FY 2013 and effectively offset the comparatively higher average borrowings between periods. In North America, the lower interest expense in QE FY 2014 versus QE FY 2013 was due to both a lower weighted-average interest rate and average borrowings. The weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in North America was 3.7% in QE FY 2014 and 4.1% in QE FY 2013.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0381 at September 30, 2012, $1.0374 at December 31, 2012, $0.9322 at September 30, 2013 and $0.8874 at December 31, 2013. In QE FY 2013 and QE FY 2014, net unrealized and realized gains (losses) on foreign exchange and forward exchange contracts totaled $8,000 and $25,000 and $(14,000) and $69,000, respectively.

Income Taxes. Our effective income tax rate was 41.8% in FY 2014 and 38.0% in FY 2013. The effective rate is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In QE FY 2014, we paid $0.9 million on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) issued in May 2013 (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $2.0 million in both QE FY 2014 and QE FY 2013, primarily reflecting the translation effect of the weaker Australian dollar to the U.S. dollar between periods despite the higher profitability at Royal Wolf in QE FY 2014 versus QE FY 2013 in local currency.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $1.6 million in QE FY 2014 was $0.1 million lower than the $1.7 million in QE FY 2013 primarily as a result of larger preferred stock dividend payments, offset somewhat by a greater operating profit in North America and overall lower interest expense.

Six Months Ended December 31, 2013 (“FY 2014”) Compared to Six Months Ended December 31, 2012 (“FY 2013”)

The following compares our FY 2014 results of operations with our FY 2013 results of operations.

Revenues. Revenues increased $14.7 million, or 13%, to $131.4 million in FY 2014 from $116.7 million in FY 2013. This consisted of an increase of $6.9 million, or 9%, in revenues at Royal Wolf, a $9.4 million increase, or 27%, in revenues at Pac-Van and a $1.6 million decrease in manufacturing revenues from Southern Frac; which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2014 versus FY 2013, significantly impacted the translation in FY 2014 of the total revenues at Royal Wolf when compared to FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 23% in FY 2014 from FY 2013. The average currency exchange rate of one Australian dollar during FY 2014 was $0.92183 U.S. dollar compared to $1.03884 U.S. dollar during FY 2013.

The revenue increase at Royal Wolf was primarily in the mining, transport and government sectors, where revenues increased by over $14.5 million in FY 2014 from FY 2013, and were offset somewhat by across-the-board decreases in most of the other sectors. At Pac-Van, the revenue increase in FY 2014 from FY 2013 was due primarily to increases in the commercial, industrial, construction, retail and education sectors where revenues increased between the periods by an aggregate of $9.6 million.

Sales and leasing revenues represented 48% and 52% of total non-manufacturing revenues, respectively, in FY 2014 and 44% and 56% of total non-manufacturing revenues, respectively, in FY 2013.

Sales during FY 2014 amounted to $65.8 million, compared to $55.7 million during FY 2013; representing an increase of $10.1 million, or 18%. This consisted of a $3.3 million increase, or 31%, in sales at Pac-Van and an $8.4 million increase, or 22%, in sales at Royal Wolf, offset somewhat by a $1.6 million decrease, or 21%, in sales at Southern Frac. Overall, non-manufacturing sales increased by $11.7 million, or 24%, in FY 2014 from FY 2013. The increase at Royal Wolf was comprised of an increase of $13.7 million ($6.9 million increase due to higher unit sales and $9.0 million increase due to average price increases, offset somewhat by a $2.2 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $5.3 million ($2.1 million decrease due to average price increases and $3.5 million decrease due to foreign exchange movements, offset slightly by a $0.3 million increase due to higher unit sales) in the CSC operations. Sales in the national accounts group during FY 2014 included over $11.0 million (over AUS$ 12.0 million) to one customer, a freight logistics company that operates a national rail network. The operating margin of the over AUS$12.0 million sales contract with this customer was below 10%. At Pac-Van, higher sales in FY 2014 versus FY 2013 were primarily due to increases in the education, commercial and industrial sectors, which increased by an aggregate of $3.6 million. At Southern Frac, portable liquid storage tank container sales in FY 2014 consisted of 176 units sold at an average sales price of approximately $34,900 per unit versus 232 units sold at an average sales price of approximately $33,300 per unit during FY 2013.

Leasing revenues during FY 2014 totaled $65.6 million, as compared to $61.0 million during FY 2013, representing an increase of $4.6 million, or 8%. Leasing revenues increased by $6.1 million, or 26%, at Pac-Van and decreased by $1.5 million, or 4%, at Royal Wolf. In Australian dollars, FY 2014 leasing revenues at Royal Wolf actually increased by 8% from FY 2013.

At Royal Wolf, average utilization in the retail operations was 85% during both FY 2014 and FY 2013; and average utilization in the national accounts group operations was 73% during FY 2014 and 76% during FY 2013. In FY 2014 and FY 2013, the overall average utilization was 82% and 83%, respectively; and the average monthly lease rate of containers was AUS$172 in FY 2014 and AUS$164 in FY 2013. Leasing revenues in FY 2014 increased over FY 2013 in local currency due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being more than 1,700 higher in FY 2014 as compared to FY 2013. These factors more than offset the slight reduction in the average utilization rates between periods, though the utilization rates remained strong in FY 2014. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly lease rate between periods at Royal Wolf is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 84%, 81%, 82%, 68% and 72% and average monthly lease rates were $114, $273, $905, $241 and $824 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2014; as compared to 87%, 83%, 83%, 66% and 76% and $105, $259, $1,111, $236 and $844 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2013, respectively. The average composite utilization rate in FY 2014 and FY 2013 was 79% and 78%, respectively, and the composite average monthly number of units on lease was over 2,900 higher in FY 2014 as compared to FY 2013. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the construction, commercial and retail sectors, which increased by an aggregate of $5.4 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $11.0 million, from $35.4 million during FY 2013 to $46.4 million during FY 2014, as a result of the higher sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues decreased to 22% in FY 2014 from 26% in FY 2013 due primarily to the lower margin on the sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $4.6 million, or approximately $26,000 per unit, versus $6.5 million in FY 2013, or approximately $28,200 per unit, which included additional costs due to the purchase price allocation effect of carrying the opening inventory on October 1, 2012 at fair value. Overall, efficiencies gained from improved systems and processes, including lower material cots, substantially enhanced our gross profit percentage from sales of manufactured units to 26% during FY 2014 from 15% in FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $3.5 million from $48.7 million during FY 2013 to $52.2 million during FY 2014; but decreased as a percentage of revenues from 42% in FY 2013 to 40% in FY 2014. In addition, this absolute dollar increase was not only the result of our increased leasing operations, but also to the additional selling and administrative expenses of $0.9 million incurred at Southern Frac in FY 2014 from FY 2013 because FY 2013 included only three months of Southern Frac’s operations.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $11.3 million in FY 2014 from $10.6 million in FY 2013, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $4.7 million in FY 2014 was $1.1 million lower than the $5.8 million in FY 2013. This was comprised of a decrease in interest expense of $0.7 million in North America and a decrease of $0.4 million at Royal Wolf. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 5.7% in FY 2014 decreased from 6.0% in FY 2013 and effectively offset the comparatively higher average borrowings between periods. In North America, the lower interest expense in FY 2014 versus FY 2013 was due to both a lower weighted-average interest rate and average borrowings. The weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in North America was 3.8% in FY 2014 and 4.9% in FY 2013.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0161 at June 30, 2012, $1.0374 at December 31, 2012, $0.9146 at June 30, 2013 and $0.8874 at December 31, 2013. In FY 2013 and FY 2014, net unrealized and realized gains (losses) on foreign exchange and forward exchange contracts totaled $19,000 and $162,000, and $(661,000) and $101,000, respectively. In FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $0.2 million.

Income Taxes. Our effective income tax rate was 41.8% in FY 2014 and 38.0% in FY 2013. The effective rate is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In FY 2014, we paid $1.7 million on our Series C Preferred Stock (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were $3.1 million in FY 2014, as compared to $3.6 million in FY 2013, reflecting primarily the lower profitability of Royal Wolf due to the translation effect of the weaker Australian dollar to the U.S. dollar between periods.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $2.0 million in FY 2014 was $0.7 million lower than the $2.7 million in FY 2013 primarily as a result of lower operating profit in the Pan-Pacific area, net losses from foreign exchange and derivative instrument transactions versus a net gain in the prior period and larger preferred stock dividend payments, offset somewhat by a greater operating profit in North America and overall lower interest expense.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2012	2013	2012	2013
Net income	$3,831	$4,582	$6,323	$6,784
Add (deduct) —
Provision for income taxes	2,349	3,291	3,876	4,872
Foreign currency exchange loss (gain) and other	(107)	(56)	(468)	549
Interest expense	2,630	2,334	5,855	4,726
Interest income	(17)	(11)	(40)	(23)
Depreciation and amortization	5,396	5,975	10,696	11,634
Share-based compensation expense	348	464	646	870

Adjusted EBITDA	$14,430	$16,579	$26,888	$29,412

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

Royal Wolf has an approximately $113,482,000 (AUS$101,000,000 and NZ$29,200,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of our Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $86,283,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,311,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,311,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $577,000 (NZ$700,000 term facility) matures in varying installments over the next five years.

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

As of December 31, 2013, our required principal and other obligations payments for the twelve months ending December 31, 2014 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,
	2014	2015	2016	2017
ANZ Credit Facility	$18,182	$601	$86,752	$356
Wells Fargo Credit Facility	—	—	—	83,985
Wells Fargo SF Credit Facility	5,066	215	215	108
Other	1,471	680	80	80

	$24,719	$1,496	$87,047	$84,529

On May 17, 2013, we completed a public offering of 350,000 shares of our Series C Preferred Stock, liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500,000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. Among other things, we used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility (pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose) and $1,295,000 to redeem our Series A 12.5% Cumulative Preferred Stock. With the satisfaction of the 80% gross proceeds requirement, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock equal to the lesser of $4,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $4,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

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

Recent Developments

On February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility (see above) to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate. Borrowings under the facility will now accrue interest, at Pac-Van’s option, either at the base rate plus 1.00% to 1.50% or the LIBOR plus 2.50% to 3.00%, and the maximum amount of intercompany dividends that Pac-Van is allowed to pay in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock increased from $4,000,000 to $5,000,000 (or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock), provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

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

	Six Months Ended December 31,
	2012	2013
Net cash provided by operating activities	$10,614	$15,756

Net cash used in investing activities	$(41,513)	$(51,996)

Net cash provided by financing activities	$29,303	$35,004

Operating activities. Our operations provided net cash flow of $15.8 million during FY 2014, an increase of $5.2 million from the $10.6 million of operating cash flow provided during FY 2013. Net income of $6.8 million in FY 2014 was $0.5 million higher than the net income of $6.3 million in FY 2013 and our operating cash flows also increased by $2.4 million in FY 2014 from the management of operating assets and liabilities when compared to FY 2013. In FY 2014 and FY 2013, operating cash flows were reduced by $5.0 million and $7.4 million, respectively, from the management of operating assets and liabilities. Operating cash flows in FY 2014 also increased by $0.8 million over FY 2013 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $12.0 million in

FY 2014 versus $11.2 million in FY 2013. In addition, net unrealized losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which reduce operating results, but are non-cash add-backs for cash flow purposes, were $0.5 million in FY 2014 versus $0.1 million in FY 2013; an increase of $0.4 million. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $4.2 million in FY 2014 and $3.3 million in FY 2013. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2014 and FY 2013, operating cash flows were reduced by gains on the sales of lease fleet of $3.6 million and $3.3 million, respectively, and enhanced by non-cash share-based compensation charges of $0.9 million and $0.6 million, respectively.

Investing Activities. Net cash used by investing activities was $52.0 million during FY 2014, as compared to $41.5 million during FY 2013, an increase of $10.5 million. Purchases of property, plant and equipment, or rolling stock, were approximately $2.9 million in FY 2014, a decrease of $1.6 million from the $4.5 million in FY 2013; but net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $33.4 million in FY 2014 as compared to $24.1 million in FY 2013, an increase of $9.3 million. The increase in FY 2014 net capital expenditures from FY 2013 was due primarily to container lease fleet purchases of $17.7 million in FY 2014 in North America as compared to $11.3 million in FY 2013, an increase of $6.4 million; whereas net capital expenditures in the Pan Pacific totaled $15.7 million in FY 2014 versus $12.8 million in FY 2013, an increase of $2.9 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2014, we made six business acquisitions (two in the Pan Pacific and four in North America) for cash totaling $15.7 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to six acquisitions (three in the Pan Pacific and three in North America) in FY 2013 for cash of $12.9 million.

Financing Activities. Net cash provided by financing activities was $35.0 million during FY 2014, as compared to $29.3 million provided during FY 2013, an increase of $5.7 million. In FY 2014, cash provided from financing activities included borrowings of $39.4 million on the existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $112.6 million on all of our credit facilities to also primarily fund our investment in the container lease fleet and business acquisitions. We also incurred deferred financing costs of $1.4 million in FY 2013, primarily in connection with the refinancing at Pac-Van. In FY 2014 we paid preferred stock dividends of $1.7 million, versus only $0.1 million if FY 201, and in both FY 2014 and FY 2013, Royal Wolf paid capital stock dividends of $2.3 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $32.2 million and $39.2 million at December 31, 2013 and $34.4 million and $31.9 million at June 30, 2013, respectively. At December 31, 2013, days sales outstanding (“DSO”) in trade receivables were 38 days and 48 days at Royal Wolf and Pac-Van, as compared to 44 days and 50 days at June 30, 2013, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $327.2 million at December 31, 2013 from $290.2 million at June 30, 2013. At December 31, 2013, we had 59,683 units (20,141 units in retail operations in Australia, 11,136 units in national account group operations in Australia, 9,815 units in New Zealand, which are considered retail; and 18,591 units in North America) in our lease fleet, as compared 54,259 units (19,685 units in retail operations in Australia, 10,455 units in national account group operations in Australia, 9,043 units in New Zealand, which are considered retail; and 15,076 units in North America) at June 30, 2013. At those dates, 50,089 units (16,942 units in retail operations in Australia, 9,945 units in national account group operations in Australia, 8,671 units in New Zealand, which are considered retail; and 14,531 units in North America); and 42,262 units (16,054 units in retail operations in Australia, 6,756 units in national account group operations in Australia, 8,052 units in New Zealand, which are considered retail; and 11,400 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 36,886 storage and freight containers and 4,206 portable building containers at December 31, 2013; and 35,284 storage and freight containers and 3,899 portable building containers at June 30, 2013. At those dates, units on lease were comprised of 32,566 storage and freight containers and 2,992 portable building containers; and 28,192 storage and freight containers and 2,670 portable building containers, respectively.

In North America, the lease fleet was comprised of 10,208 storage containers, 1,680 office containers (GLOs), 1,077 portable liquid storage tank containers, 4,643 mobile offices and 983 modular units at December 31, 2013; and

7,273 storage containers, 1,530 office containers (GLOs), 586 portable liquid storage tank containers, 4,703 mobile offices and 984 modular units at June 30, 2013. At those dates, units on lease were comprised of 8,598 storage containers, 1,346 office containers, 822 portable liquid storage tank containers, 3,059 mobile offices and 706 modular units; and 5,711 storage containers, 1,216 office containers, 524 portable liquid storage tank containers, 3,235 mobile offices and 714 modular units, respectively.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually or when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include three operating units (Royal Wolf, Pac-Van and Southern Frac) and all of our goodwill was allocated between these three reporting units. Prior to July 1, 2012, we performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. As of December 31, 2013, we determined that it was more likely than not that the fair values of our three reporting units were greater than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We tested impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of December 31, 2013, we determined that it was more likely than not that the fair values of intangible assets were greater than their carrying amounts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 11, 2014	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 4 among Pac-Van, Wells Fargo Bank, National Association and HSBC Bank USA, NA (incorporated by reference to Registrant’s Form 8-K filed December 2, 2013)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.