Form 10-Q
period 2014-03-31
General Finance CORP
filed 2014-05-13
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,588,656 shares outstanding as of May 9, 2014.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	March 31, 2014
		(Unaudited)
Assets
Cash and cash equivalents	$6,278	$8,349
Trade and other receivables, net of allowance for doubtful accounts of $2,275 and $2,541 at June 30, 2013 and March 31, 2014, respectively	34,360	44,077
Inventories	31,858	36,596
Prepaid expenses and other	5,571	11,020
Property, plant and equipment, net	19,840	21,884
Lease fleet, net	290,165	340,307
Goodwill	68,692	72,276
Other intangible assets, net	16,402	14,829

Total assets	$473,166	$549,338

Liabilities
Trade payables and accrued liabilities	$32,238	$42,309
Income taxes payable	496	21
Unearned revenue and advance payments	15,764	15,427
Senior and other debt	162,951	215,395
Deferred tax liabilities	27,576	34,669

Total liabilities	239,025	307,821

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,542 and $40,702 at June 30, 2013 and March 31, 2014, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 24,330,257 and 24,358,644 shares issued and outstanding at June 30, 2013 and March 31, 2014, respectively	2	2
Additional paid-in capital	120,146	118,652
Accumulated other comprehensive income (loss)	(906)	357
Accumulated deficit	(19,179)	(13,494)

Total General Finance Corporation stockholders’ equity	140,163	145,617
Equity of noncontrolling interests	93,978	95,900

Total equity	234,141	241,517

Total liabilities and equity	$473,166	$549,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenues
Sales:
Lease inventories and fleet	$27,022	$24,421	$75,020	$84,067
Manufactured units	5,310	6,807	13,041	12,955

	32,332	31,228	88,061	97,022
Leasing	31,503	34,445	92,515	100,026

	63,835	65,673	180,576	197,048

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	19,827	18,065	55,230	64,457
Manufactured units	5,556	4,959	12,105	9,532
Direct costs of leasing operations	12,258	12,162	34,639	36,206
Selling and general expenses	13,482	14,902	39,757	43,098
Depreciation and amortization	5,568	6,022	16,155	17,284

Operating income	7,144	9,563	22,690	26,471
Interest income	3	14	43	37
Interest expense	(2,749)	(2,490)	(8,604)	(7,216)
Foreign currency exchange gain (loss) and other	115	(512)	583	(1,061)

	(2,631)	(2,988)	(7,978)	(8,240)

Income before provision for income taxes	4,513	6,575	14,712	18,231
Provision for income taxes	1,715	2,749	5,591	7,621

Net income	2,798	3,826	9,121	10,610
Preferred stock dividends	(44)	(922)	(130)	(2,597)
Noncontrolling interests	(2,049)	(1,841)	(5,602)	(4,925)

Net income attributable to common stockholders	$705	$1,063	$3,389	$3,088

Net income per common share:
Basic	$0.03	$0.04	$0.15	$0.13
Diluted	0.03	0.04	0.15	0.12

Weighted average shares outstanding:
Basic	22,127,042	24,357,045	22,059,072	24,340,735
Diluted	22,821,564	25,208,993	22,753,594	25,192,683

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net income	$2,798	$3,826	$9,121	$10,610
Other comprehensive income (loss):
Fair value change in derivative, net of income tax provision (benefit) of $196 and $100 for the quarter and nine months ended March 31, 2013 and $(37) and $(40) for the quarter and nine months ended March 31,2014, respectively	457	(110)	233	(93)
Cumulative translation adjustment	557	5,665	3,487	3,125

Total comprehensive income	3,812	9,381	12,841	13,642
Allocated to noncontrolling interests	(2,667)	(4,791)	(7,579)	(6,694)

Comprehensive income allocable to General Finance Corporation stockholders	$1,145	$4,590	$5,262	$6,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$40,100	$2	$120,146	$(906)	$(19,179)	$140,163	$93,978	$234,141
Share-based compensation	—	—	1,095	—	—	1,095	308	1,403
Preferred stock dividends	—	—	(2,597)	—	—	(2,597)	—	(2,597)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(4,660)	(4,660)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(420)	(420)
Issuance of 6,668 shares of common stock	—	—	8	—	—	8	—	8
Grant of 21,719 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	5,685	5,685	4,925	10,610
Fair value change in derivative, net of related tax effect	—	—	—	(47)	—	(47)	(46)	(93)
Cumulative translation adjustment	—	—	—	1,310	—	1,310	1,815	3,125

Total comprehensive income	—	—	—	—	—	6,948	6,694	13,642

Balance at March 31, 2014	$40,100	$2	$118,652	$357	$(13,494)	$145,617	$95,900	$241,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2014
Net cash provided by operating activities (Note 10)	$20,975	$20,760

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,649)	(15,695)
Proceeds from sales of property, plant and equipment	161	133
Purchases of property, plant and equipment	(6,197)	(4,306)
Proceeds from sales of lease fleet	20,226	19,582
Purchases of lease fleet	(55,645)	(61,885)
Other intangible assets	(203)	(210)

Net cash used in investing activities	(56,307)	(62,381)

Cash flows from financing activities:
Repayments of equipment financing activities	(281)	(51)
Repayment of senior credit facility and subordinated note	(79,175)	—
Proceeds from senior and other debt borrowings, net	114,389	51,089
Deferred financing costs	(1,412)	(688)
Proceeds from issuances of common stock	295	8
Purchases of subsidiary capital stock	(197)	(420)
Dividends on capital stock by subsidiary	(2,345)	(2,339)
Preferred stock dividends	(130)	(2,597)

Net cash provided by financing activities	31,144	45,002

Net increase (decrease) in cash	(4,188)	3,381
Cash and equivalents at beginning of period	7,085	6,278
The effect of foreign currency translation on cash	(153)	(1,310)

Cash and equivalents at end of period	$2,744	$8,349

On February 5, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on April 3, 2014 to shareholders of record on March 19, 2014. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $2,321 (AUS$2,509), as a charge directly to the equity of noncontrolling interests at March 31, 2014 (see Note 3).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation.

At March 31, 2014, the Company has two geographic segments that include three operating units; Royal Wolf, which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand, which is referred geographically by the Company to be the Asia-Pacific (or Pan-Pacific) area; Pac-Van, which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices in North America; and Southern Frac, which manufactures portable liquid storage tank containers in North America.

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through March 31, 2014, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

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

Unless otherwise indicated, references to “FY 2013” and “FY 2014” are to the nine months ended March 31, 2013 and 2014, respectively.

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

	June 30,	March 31,
	2013	2014
Finished goods	$27,357	$32,300
Work in progress	1,680	2,835
Raw materials	2,821	1,461

	$31,858	$36,596

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,
		2013	2014
Land	—	$2,181	$2,393
Building and improvements	10 — 40 years	3,943	4,451
Transportation and plant equipment (including capital lease assets)	3 — 20 years	22,605	25,942
Furniture, fixtures and office equipment	3 — 10 years	5,142	5,934
Construction in-process		87	129

		33,958	38,849
Less accumulated depreciation and amortization		(14,118)	(16,965)

		$19,840	$21,884

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2013 and March 31, 2014, the gross costs of the lease fleet were $332,435,000 and $391,986,000, respectively.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Basic	22,127,042	24,357,045	22,059,072	24,340,735
Assumed exercise of warrants	224,652	—	224,652	—
Assumed exercise of stock options	469,870	851,948	469,870	851,948

Diluted	22,821,564	25,208,993	22,753,594	25,192,683

Potential common stock equivalents totaling 3,234,344 for both the quarter ended March 31, 2013 and FY 2013 and 1,296,929 for both the quarter ended March 31, 2014 and FY 2014 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at March 31, 2014, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and was redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, these shares, which total $37,000 at June 30, 2013 are classified as a liability in the condensed consolidated balance sheet under the caption “Senior and other debt.”

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Series C Preferred Stock is listed on the NASDAQ Stock Market under the symbol “GFNCP.”

Dividends

As of March 31, 2014, since issuance, dividends paid or payable totaled $59,000 for the Series B Preferred Stock.

As of March 31, 2014, since issuance, dividends paid totaled $2,590,000 for the Series C Preferred Stock.

The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 14, 2012, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on October 2, 2012 to shareholders of record on September 20, 2012; and on February 5, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.045 per RWH share payable on April 3, 2012 to shareholders of record on March 19, 2013.

On August 13, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 3, 2013 to shareholders of record on September 24, 2013; and on February 5, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on April 3, 2014 to shareholders of record on March 19, 2014.

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

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Canadian Storage, Intermodal Kookaburra and DBCS acquisitions is not deductible for U.S. income tax purposes. The Company incurred approximately $149,000 and $744,000 and $571,000 and $719,000 during the quarter ended March 31, 2013 and FY 2013 and during the quarter ended March 31, 2014 and FY 2014, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying condensed consolidated statements of operations.

On February 28, 2014, the Company entered into a definitive agreement to acquire (subject to the completion of financing arrangements, final approval by the Company’s Board of Directors, the obtaining of required regulatory approvals and other customary conditions) substantially all the assets and assume certain liabilities of the affiliated companies, Lone Star Tank Rental LP, based in Kermit, Texas, and KHM Rentals, LLC, based in Kenedy, Texas, (collectively “Lone Star”) for a total purchase consideration

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of $95,000,000, subject to certain working capital and other adjustments to be determined after the closing date (“Asset Purchase Agreement”). This transaction closed early in the fourth quarter of the Company’s FY 2014 (see Note 12). For its fiscal year ended December 31, 2013, Lone Star had revenues of $44,357,000 and net income of $14,534,000.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Royal Wolf has an approximately $118,769,000 (AUS$101,000,000 and NZ$29,200,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $90,408,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,877,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,877,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $607,000 (NZ$700,000 term facility) matures in varying installments over the next five years.

As of March 31, 2014, based upon the exchange rate of one Australian dollar to $0.9251 U.S. dollar and one New Zealand dollar to $0.9374 Australian dollar, total borrowings and availability under the ANZ credit facility totaled $108,215,000 (AUS$116,977,000) and $8,324,000 (AUS$8,998,000), respectively. Borrowings under the ANZ Credit Facility bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus 1.50% - 1.95% per annum. At March 31, 2014, the BBSY and BKBM were 2.70% and 3.01%, respectively.

Royal Wolf also has a $2,775,000 (AUS$3,000,000) sub-facility with ANZ to, among other things, facilitate direct and global payments using electronic banking services.

The ANZ senior credit facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified consolidated interest coverage and total debt ratios based on EBITDA and the payment of dividends are not to exceed 60% of net profits (adding back amortization), plus any dividend surplus from the previous year, as defined.

Pac-Van Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012 Pac-Van entered into a new $120,000,000, five-year senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”).

On February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate. Borrowings under the facility now accrues interest, at Pac-Van’s option, either at the base rate plus 1.00% to 1.50% or the LIBOR plus 2.50% to 3.00%, and the maximum amount of intercompany dividends that Pac-Van is allowed to pay in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock (see Note 3) increased from $4,000,000 to $5,000,000 (or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock), provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities

At March 31, 2014, borrowings and availability under the Wells Fargo Credit Facility totaled $97,447,000 and $26,861,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Southern Frac Senior Credit Facility

Southern Frac has a senior credit facility with Wells Fargo, as amended, (“Wells Fargo SF Credit Facility”) that provides with (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013; and (iii) a $1,500,000 term loan (the “Term Loan B”), which fully amortizes over 18 months, commencing May 1, 2013. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility will accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, 4.0% for the Restated Equipment Term Loan and 7.0% for the Term Loan B.

At March 31, 2014, borrowings and availability under the Wells Fargo SF Credit Facility totaled $7,130,000 and $1,107,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company, at the corporate level, entered into a $25,000,000 facility agreement with Credit Suisse AG, Singapore Branch (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly, and that all principal and interest will mature two years from the date that the Company borrows the $25,000,000 (see Note 12). In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

Other

Other debt totaled $2,603,000 at March 31, 2014.

The weighted-average interest rate in the Asia-Pacific area was 6.1% and 5.4% and 6.1% and 5.7% in the quarter ended March 31, 2013 and 2014 and in FY 2013 and FY 2014, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.9% and 3.7% and 4.9% and 3.7% in the quarter ended March 31, 2013 and 2014 and in FY 2013 and FY 2014, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Loan Covenant Compliance

At March 31, 2014, the Company was in compliance with the financial covenants under its senior credit facilities.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative instruments measured at fair value and their classification in the condensed consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2013	March 31, 2014
Swap Contracts and Options (Caps)	Trade payables and accrued liabilities	$(1,210)	$(1,110)
Forward-Exchange Contracts	Trade payables and accrued liabilities	—	(160)
Forward-Exchange Contracts	Trade and other receivables	713	—

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2013	2014	2013	2014
Swap Contracts and Options (Caps)	Unrealized gain (loss) included in interest expense	$—	$71	$(80)	$229
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	77	(574)	(14)	(872)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the ANZ outstanding borrowings. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2013 and FY 2014 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In the quarter ended March 31, 2014 and FY 2014, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain of $71,000 and $229,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2013 and March 31, 2014, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2013		March 31, 2014
	Swap	Option (Cap)	Swap	Option
Notional amounts	$45,730	$—	$46,255	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.87%	—	2.70%	—
Fair Value of Combined Contracts	$(1,210)	$—	$(1,110)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2013, there were 43 open forward exchange and two participating forward contracts that mature between July 2013 and November 2013; and as of March 31, 2014, there were 36 open forward exchange contracts that mature between April 2014 and August 2014, as follows (dollars in thousands):

	June 30, 2013		March 31, 2014
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$17,003	$3,000	$11,100	$—
Exchange/Strike Rates (AUD to USD)	0.9077 - 1.0234	0.9262	0.8652 - 0.9682	—
Fair Value of Combined Contracts	$692	$21	$(160)	$—

In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains (losses) totaled $163,000 and $194,000, and $(267,000) and $46,000, respectively. For the quarter ended March 31, 2013 and 2014, net unrealized and realized foreign exchange gains (losses) totaled $55,000 and $31,000, and $96,000 and $(55,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under its senior credit facilities was determined based on level 3 inputs including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”) as of June 30, 2013. Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2013 was determined to be approximately $156,098,000. The Company also determined that the fair value of its other debt of $3,612,000 at June 30, 2013 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at March 31, 2014 have not changed significantly from June 30, 2013. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2014 would not vary significantly from the proportion determined at June 30, 2013.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta, a director and the chief executive officer of the Company, for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 in both the quarters ended March 31, 2013 and 2014, and $83,000 in both FY 2013 and FY 2014.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party not less than 30 days prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $21,000 in both the quarters ended March 31, 2013 and 2014, and $63,000 in both FY 2013 and FY 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $12,000 and $43,000 and $6,000 and $21,000 during the quarter ended March 31, 2013 and FY 2013 and during the quarter ended March 31, 2014 and FY 2014, respectively; and equipment and other services purchased by Pac-Van from these affiliated entities totaled $3,000 in the quarter ended September 30, 2013. There were no such purchases in FY 2014.

The premises of Pac-Van’s Las Vegas branch is owned by and currently leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. Rental payments on this lease totaled $30,000 and $86,000 and $30,000 and $89,000 during the quarter ended March 31, 2013 and FY 2013 and during the quarter ended March 31, 2014 and FY 2014, respectively.

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

At March 31, 2014, the weighted-average fair value of the stock options granted to non-employee consultants was $4.53, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.37% - 2.57%, an expected life of 8.2 – 9.2 years, an expected volatility of 70.2% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2014 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,170,598	$4.93
Granted	—	—
Exercised	(6,668)	1.22
Forfeited or expired	(56,110)	6.47

Outstanding at March 31, 2014	2,107,820	$4.94	6.0

Vested and expected to vest at March 31, 2014	2,107,820	$4.94	6.0

Exercisable at March 31, 2014	995,860	$6.99	4.0

At March 31, 2014, outstanding time-based options and performance-based options totaled 1,163,950 and 943,870, respectively. Also at that date, the Company’s market price for its common stock was $7.90 per share, which was at or below the exercise prices of over 19% of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $6,176,000. Share-based compensation of $5,077,000 related to stock options and has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2014. At that date, there remains $1,287,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.3 years.

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

On February 11, 2014, the Company granted a total of 3,424 non-vested equity shares to a non-employee member of the Company’s Board of Directors at a value equal to the closing market price of the Company’s common stock as of that date, or $6.571 per share, which vest one year from the date of grant.

Share-based compensation of $167,000 related to non-vested equity shares and has been recognized in the condensed consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2014. At that date, there remains $478,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 2.5 years, 0.75 years and 0.92 years for the June 7, 2013, December 5, 2013 and February 11, 2014 non-vested equity grants, respectively.

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

As of March 31, 2014, the Royal Wolf Board of Directors has granted 1,359,000 performance rights to key management personnel under the LTI Plan. In FY 2013 and FY 2014, share-based compensation of $343,000 and $586,000, respectively, related to the LTI Plan has been recognized in the condensed statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2013	2014
Cash flows from operating activities
Net income	$9,121	$10,610
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(106)	(39)
Gain on sales of lease fleet	(5,248)	(5,244)
Gain on bargain purchase of businesses	(160)	—
Unrealized foreign exchange loss (gain)	(163)	267
Unrealized loss on forward exchange contracts	14	872
Unrealized loss (gain) on interest rate swaps and options	80	(229)
Depreciation and amortization	16,406	17,848
Amortization of deferred financing costs and accretion of interest	388	620
Share-based compensation expense	968	1,403
Deferred income taxes	4,905	6,669
Changes in operating assets and liabilities:
Trade and other receivables, net	4,393	(12,142)
Inventories	(1,149)	(1,195)
Prepaid expenses and other	(1,170)	(4,175)
Trade payables, accrued liabilities and unearned revenues	(7,083)	5,971
Income taxes	(221)	(476)

Net cash provided by operating activities	$20,975	$20,760

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Revenues from external customers
North America:
Sales	$11,665	$14,253	$29,944	$34,269
Leasing	12,303	15,387	35,934	45,094

	23,968	29,640	65,878	79,363

Asia-Pacific:
Sales	20,667	16,975	58,117	62,753
Leasing	19,200	19,058	56,581	54,932

	39,867	36,033	114,698	117,685

Total	$63,835	$65,673	$180,576	$197,048

Operating income
North America	$27	$2,614	$2,503	$7,496
Asia-Pacific	7,117	6,949	20,187	18,975

Total	$7,144	$9,563	$22,690	$26,471

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest income
North America	$—	$—	$2	$—
Asia-Pacific	3	14	41	37

Total	$3	$14	$43	$37

Interest expense
North America	$1,054	$1,111	$3,673	$3,017
Asia-Pacific	1,695	1,379	4,931	4,199

Total	$2,749	$2,490	$8,604	$7,216

Share-based compensation
North America	$157	$286	$538	$803
Asia-Pacific	165	247	430	600

Total	$322	$533	$968	$1,403

Depreciation and amortization
North America	$1,796	$2,061	$4,889	$6,014
Asia-Pacific	3,914	4,153	11,517	11,834

Total	$5,710	$6,214	$16,406	$17,848

Additions to long-lived assets
North America			$23,253	$30,523
Asia-Pacific			38,589	35,668

Total			$61,842	$66,191

	At
	June 30, 2013	March 31, 2014
Long-lived assets
North America	$142,771	$193,604
Asia-Pacific	167,234	168,587

Total	$310,005	$362,191

Goodwill
North America	$36,957	$39,407
Asia-Pacific	31,735	32,869

Total	$68,692	$72,276

There were no intersegment net revenues between the Asia-Pacific area and North America in FY 2014 and FY 2013. However, intrasegment net revenues related to the sales of portable liquid storage containers from Southern Frac to Pac-Van in North America totaled $1,691,000 and $5,278,000 during the quarter ended March 31, 2013 and FY 2013, and $6,222,000 and $16,418,000 during the quarter ended March 31, 2014 and FY 2014, respectively.

Note 12. Subsequent Events

On April 3, 2014, the Company borrowed the $25,000,000 available to it under the Credit Suisse Term Loan (see Note 5).

On April 4, 2014, the Company amended the Asset Purchase Agreement (see Note 4) and entered into an Amended and Restated Asset Purchase Agreement (“Amended and Restated Asset Purchase Agreement”).

On April 7, 2014, the Company, primarily through Pac-Van and Lone Star Tank Rental Inc., the Company’s indirect wholly-owned Delaware corporation, amended and restated the Wells Fargo Credit Facility (see Note 5) as part of the financing for the acquisition of Lone Star. Also at that date, effective April 1, 2014, the Company closed the acquisition of Lone Star, pursuant to the Amended and Restated Asset Purchase Agreement. The purchase consideration consisted of (i) $75,000,000 in cash, (ii) 1,230,012 shares of GFN common stock (the number of shares was agreed to based on a value of $8.13 per share, which was the average of the closing market price during the 15-day trading period ending April 2, 2014), (iii) $5,000,000 payable over five years for a non-compete agreement and (iv) $5,000,000 payable over two years for a general indemnity holdback. The Company funded the cash

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

portion of the consideration using $50,000,000 of availability under the Wells Fargo Credit Facility, as amended, and $25,000,000 from the Credit Suisse Term Loan. The purchase accounting, which includes the process of identifying, valuing and allocating the purchase consideration to the tangible and intangible assets acquired and liabilities assumed at the effective date of acquisition, is underway, but has not been completed.

On April 17, 2014, the Board of Directors of the Company declared a cash dividend of $2.225 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2014 through April 29, 2014, and was paid on April 30, 2014 to holders of record as of April 29, 2014.

Effective May 8, 2014, Royal Wolf refinanced the ANZ Credit Facility (“Refinanced RWH Credit Facility”) to, among other things, increase the maximum borrowing capacity to $161,900,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants. Under the common deed arrangement, ANZ’s proportionate share of the Refinanced RWH Credit Facility is $97,100,000 (AUS$105,000,000) and CBA’s proportionate share is $64,800,000 (AUS$70,000,000). The Refinanced RWH Credit Facility has $113,300,000 (AUS$122,500,000) maturing on July 31, 2017, the pricing of which is 0.45% lower than the existing ANZ Credit Facility, and $48,600,000 (AUS$52,500,000) maturing on July 31, 2019.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (“Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

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

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two leasing subsidiaries, Royal Wolf and Pac-Van, lease and sell their products through twenty customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand, twenty-nine branch locations in the United States and two branch locations in Canada. As of March 31, 2014, we had 276 and 427 employees and 40,696 and 18,866 lease fleet units in the Asia-Pacific area and North America, respectively.

On April 7, 2014, we, through Lone Star (our indirect wholly-owned subsidiary), closed our acquisition of substantially all of the assets and the assumption of certain of the liabilities of the affiliated companies, Lone Star Tank Rental, LP, based in Kermit, Texas, and KHM Rentals, LLC, based in Kenedy, Texas, for total consideration of approximately $95 million, subject to certain working capital and other adjustments to be determined after the closing date. As part of our North American leasing operations, Lone Star leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas through a fleet of more than 1,400 units, with approximately 166 employees. For its fiscal year ended December 31, 2013, the two affiliated companies had revenues of $44,357,000 and net income of $14,534,000.

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

Results of Operations

Quarter Ended March 31, 2014 (“QE FY 2014”) Compared to Quarter Ended March 31, 2013 (“QE FY 2013”)

The following compares our QE FY 2014 results of operations with our QE FY 2013 results of operations.

Revenues. Revenues increased $1.9 million, or 3%, to $65.7 million in QE FY 2014 from $63.8 million in QE FY 2013. This consisted of a decrease of $3.8 million, or 10%, in revenues at Royal Wolf, a $4.2 million increase, or 22%, in revenues at Pac-Van and a $1.5 million increase in manufacturing revenues from Southern Frac. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in QE FY 2014 versus QE FY 2013, significantly impacted the translation in QE FY 2014 of the total revenues at Royal Wolf when compared to QE FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 5% in QE FY 2014 from QE FY 2013. The average currency exchange rate of one Australian dollar during QE FY 2014 was $0.89623 U.S. dollar compared to $1.03886 U.S. dollar during QE FY 2013.

The revenue decrease at Royal Wolf was primarily in the mining, removals (moving) and storage sectors, where revenues decreased by $4.2 million in QE FY 2014 from QE FY 2013, but were mitigated somewhat by an increase of $1.5 million in the government sector. At Pac-Van, the revenue increase in QE FY 2014 from QE FY 2013 was due primarily to increases in the commercial, mining and energy and industrial sectors where revenues increased between the periods by an aggregate of $4.4 million.

Sales and leasing revenues represented 41% and 59% of total non-manufacturing revenues, respectively, in QE FY 2014 and 46% and 54% of total non-manufacturing revenues, respectively, in QE FY 2013.

Sales during QE FY 2014 amounted to $31.2 million, compared to $32.3 million during QE FY 2013; representing a decrease of $1.1 million, or 3%. This consisted of a $3.7 million decrease, or 18%, in sales at Royal Wolf, offset by an increase in manufacturing sales of $1.5 million, or 28%, at Southern Frac and an increase of $1.1 million, or 17%, at Pac-Van. Overall, non-manufacturing sales decreased by a net $2.6 million, or 10%, in QE FY 2014 from QE FY 2013. The decrease at Royal Wolf was comprised of a decrease of $3.0 million ($2.3 million decrease due to lower unit sales, $0.1 million decrease due to average price decreases and a $0.6 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $0.7 million ($2.1 million decrease due to foreign exchange movements, a $1.0 million increase due to higher unit sales and a $0.4 million increase due to average price increases) in the CSC operations. At Pac-Van, the higher sales in QE FY 2014 versus QE FY 2013 were primarily due to increases in the commercial, industrial and mining and energy sectors, which increased by an aggregate of $2.0 million, and were offset somewhat by decreases in the government and services sectors totaling $0.9 million. At Southern Frac, portable liquid storage tank container sales in QE FY 2014 consisted of 217 units sold at an average sales price of approximately $31,400 per unit versus 158 units sold at an average sales price of approximately $33,600 per unit during QE FY 2013. Stronger drilling activity and initial sales of two new frac tank products, offset somewhat by a greater proportion of intercompany sales to Pac-Van, in QE FY 2014 when compared to QE FY 2013, were the primary reasons for the increase in manufacturing revenues.

Leasing revenues during QE FY 2014 totaled $34.5 million, as compared to $31.5 million during QE FY 2013, representing an increase of $3.0 million, or 10%. Leasing revenues increased by $3.1 million, or 25%, at Pac-Van and decreased slightly by $0.1 million at Royal Wolf. In Australian dollars, however, QE FY 2014 leasing revenues at Royal Wolf actually increased by 15% from QE FY 2013.

At Royal Wolf, average utilization in the retail and the national accounts group operations were 85% and 82%, respectively, during QE FY 2014, an increase from 84% and 80% in QE FY 2013. The overall average utilization increased to 84% in QE FY 2014 from 83% QE FY 2013; and the average monthly lease rate of containers was AUS$182 in QE FY 2014 versus AUS$162 in QE FY 2013. Leasing revenues in QE FY 2014 increased over QE FY 2013 in local currency due primarily to the combination of higher monthly lease rates and the average monthly number of units on lease being more than 1,700 higher in QE FY 2014 as compared to QE FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods at Royal Wolf is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 75%, 83%, 83%, 68% and 72% and average monthly lease rates were $104, $273, $847, $245 and $848 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2014; as compared to 78%, 83%, 85%, 65% and 74% and $101, $261, $910, $238 and $836 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2013, respectively. The average composite utilization rate in QE FY 2014 and QE FY 2013 was 74% for both periods, and the composite average monthly number of units on lease was over 3,300 higher in QE FY 2014 as compared to QE FY 2013. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the mining and energy, commercial, construction and industrial sectors, which increased by an aggregate of $3.0 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $1.7 million from $19.8 million during QE FY 2013 to $18.1 million during QE FY 2014, as a result of the lower sales from our lease inventories and fleet discussed above. Our gross profit percentage from these non-manufacturing sales decreased slightly to 26% in QE FY 2014 from 27% in QE FY 2013. Cost of sales from our manufactured portable liquid storage tank containers totaled $5.0 million, or approximately $22,900 per unit, versus $5.6 million in QE FY 2013, or approximately $35,200 per unit. Overall, efficiencies gained from improved systems and processes, including lower material costs, substantially reduced our average cost per unit during QE FY 2014 from QE FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $1.4 million from $25.7 million during QE FY 2013 to $27.1 million during QE FY 2014; but increased only slightly as a percentage of revenues from 40% in QE FY 2013 to 41% in QE FY 2014.

Depreciation and Amortization. Depreciation and amortization increased by $0.4 million to $6.0 million in QE FY 2014 from $5.6 million in QE FY 2013, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $2.5 million in QE FY 2014 was $0.3 million lower than the $2.8 million in QE FY 2013. This was comprised of a decrease in interest expense of $0.3 million at Royal Wolf. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 5.4% in QE FY 2014 decreased from 6.1% in QE FY 2013 and effectively offset the comparatively higher average borrowings between periods. The weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in North America was 3.7% in QE FY 2014 and 4.9% in QE FY 2013.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0374 at December 31, 2012, $1.0423 at March 31, 2013, $0.8874 at December 31, 2013 and $0.9251 at March 31, 2014. In QE FY 2013 and QE FY 2014, net unrealized and realized foreign exchange gains (losses) totaled $55,000 and $31,000, and $96,000 and $(55,000), respectively.

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

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.8 million and $2.0 million in QE FY 2014 and QE FY 2013, respectively, reflecting the lower profitability of Royal Wolf due primarily to the translation effect of the weaker Australian dollar to the U.S. dollar in QE FY 2014 versus QE FY 2013.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $1.1 million in QE FY 2014 was $0.4 million more than the $0.7 million in QE FY 2013 primarily as a result of greater operating profit in North America and overall lower interest expense, offset somewhat by a higher effective income tax rate and increased preferred stock dividend payments.

Nine Months Ended March 31, 2014 (“FY 2014”) Compared to Nine Months Ended March 31, 2013 (“FY 2013”)

The following compares our FY 2014 results of operations with our FY 2013 results of operations.

Revenues. Revenues increased $16.4 million, or 9%, to $197.0 million in FY 2014 from $180.6 million in FY 2013. This consisted of an increase of $3.0 million, or 3%, in revenues at Royal Wolf, a $13.5 million increase, or 20%, in revenues at Pac-Van and a $0.1 million decrease in manufacturing revenues from Southern Frac; which we acquired on October 1, 2012. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2014 versus FY 2013, significantly impacted the translation in FY 2014 of the total revenues at Royal Wolf when compared to FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 16% in FY 2014 from FY 2013. The average currency exchange rate of one Australian dollar during FY 2014 was $0.91342 U.S. dollar compared to $1.03885 U.S. dollar during FY 2013.

The revenue increase at Royal Wolf was primarily in the transport, government and mining sectors, where revenues increased by $13.1 million in FY 2014 from FY 2013, and were offset significantly by across-the-board decreases in most of the other sectors. At Pac-Van, the revenue increase in FY 2014 from FY 2013 was due primarily to increases in the commercial, mining and energy, industrial, retail, construction and education sectors where revenues increased between the periods by an aggregate of $14.6 million.

Sales and leasing revenues represented 46% and 54% of total non-manufacturing revenues, respectively, in FY 2014 and 45% and 55% of total non-manufacturing revenues, respectively, in FY 2013.

Sales during FY 2014 amounted to $97.0 million, compared to $88.1 million during FY 2013; representing an increase of $8.9 million, or 10%. This consisted of a $4.4 million increase, or 26%, in sales at Pac-Van and a $4.6 million increase, or 8%, in sales at Royal Wolf, offset slightly by a $0.1 million decrease in sales at Southern Frac. Overall, non-manufacturing sales increased by $9.0 million, or 12%, in FY 2014 from FY 2013. The increase at Royal Wolf was comprised of an increase of $10.6 million ($4.0 million increase due to higher unit sales and $9.4 million increase due to average price increases, offset somewhat by a $2.8 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $6.0 million ($1.8 million decrease due to average price decreases and $5.5 million decrease due to foreign exchange movements, offset slightly by a $1.3 million increase due to higher unit sales) in the CSC operations. Sales in the national accounts group during FY 2014 included over $11.0 million (over AUS$12.0 million) to one customer, a freight logistics company that operates a national rail network. The operating margin of the over AUS$12.0 million sales contract with this customer was below 10%. At Pac-Van, higher sales in FY 2014 versus FY 2013 were primarily due to increases in the commercial, education and industrial sectors, which increased by an aggregate of $5.1 million. At Southern Frac, portable liquid storage tank container sales in FY 2014 consisted of 393 units sold at an average sales price of approximately $33,000 per unit versus 388 units sold at an average sales price of approximately $33,600 per unit during FY 2013.

Leasing revenues during FY 2014 totaled $100.0 million, as compared to $92.5 million during FY 2013, representing an increase of $7.5 million, or 8%. Leasing revenues increased by $9.2 million, or 26%, at Pac-Van and decreased by $1.7 million, or 3%, at Royal Wolf. In Australian dollars, however, FY 2014 leasing revenues at Royal Wolf actually increased by 11% from FY 2013.

At Royal Wolf, average utilization in the retail operations was 85% during both FY 2014 and FY 2013; and average utilization in the national accounts group operations was 76% during FY 2014 and 77% during FY 2013. In FY 2014 and FY 2013, the overall average utilization was 83%; and the average monthly lease rate of containers was AUS$175 in FY 2014 versus AUS$163 in FY 2013. Leasing revenues in FY 2014 increased over FY 2013 in local currency due primarily to the combination of the higher average monthly lease rate and the average monthly number of units on lease being more than 1,750 higher in FY 2014 as compared to FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly lease rate between periods at Royal Wolf is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 80%, 82%, 83%, 68% and 72% and average monthly lease rates were $112, $272, $874, $242 and $832 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2014; as compared to 83%, 83%, 84%, 66% and 75% and $105, $260, $1,020, $236 and $843 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2013, respectively. The average composite utilization rate in FY 2014 and FY 2013 was 77% in both periods; and the composite average monthly number of units on lease was over 3,000 higher in FY 2014 as compared to FY 2013. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the mining and energy, commercial, construction, retail and industrial sectors, which increased by an aggregate of $9.7 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $9.3 million, from $55.2 million during FY 2013 to $64.5 million during FY 2014, as a result of the higher sales from our lease inventories and fleet discussed above. However, our gross profit percentage from these sales revenues decreased to 23% in FY 2014 from 26% in FY 2013 due primarily to the lower margin on the sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $9.5 million, or approximately $24,300 per unit, versus $12.1 million in FY 2013, or approximately $31,200 per unit, which included additional costs due to the purchase price allocation effect of carrying the opening inventory on October 1, 2012 at fair value. Overall, efficiencies gained from improved systems and processes, including lower material cots, substantially enhanced our gross profit percentage from sales of manufactured units to 26% during FY 2014 from 7% in FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $4.9 million from $74.4 million during FY 2013 to $79.3 million during FY 2014; but decreased as a percentage of revenues from 41% in FY 2013 to 40% in FY 2014. In addition, this absolute dollar increase was not only the result of our increased leasing operations, but also the additional selling and administrative expenses of $1.4 million incurred at Southern Frac in FY 2014 from FY 2013 because FY 2013 included only six months of Southern Frac’s operations.

Depreciation and Amortization. Depreciation and amortization increased by $1.1 million to $17.3 million in FY 2014 from $16.2 million in FY 2013, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $7.2 million in FY 2014 was $1.4 million lower than the $8.6 million in FY 2013. This was comprised of a decrease in interest expense of $0.7 million in North America and a decrease of $0.7 million at Royal Wolf. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) at Royal Wolf of 5.7% in FY 2014 decreased from 6.1% in FY 2013 and more than offset the comparatively higher average borrowings between periods. In North America, the lower interest expense in FY 2014 versus FY 2013 was due to both a lower weighted-average interest rate and average borrowings. The weighted-average interest rate (which does not include the effect of the amortization of deferred financing costs) in North America was 3.7% in FY 2014 and 4.9% in FY 2013.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0161 at June 30, 2012, $1.0423 at March 31, 2013, $0.9146 at June 30, 2013 and $0.9251 at March 31, 2014. In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains (losses) totaled $163,000 and $194,000, and ($267,000) and $46,000, respectively. In FY 2013, the estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of two of our acquisitions resulting in bargain purchase gains of $0.2 million.

Income Taxes. Our effective income tax rate was 41.8% in FY 2014 and 38.0% in FY 2013. The effective rate is greater than the U.S. federal rate of 34% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In FY 2014, we paid $2.6 million on our Series C Preferred Stock (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were $4.9 million in FY 2014, as compared to $5.6 million in FY 2013, reflecting the lower profitability of Royal Wolf primarily due to the translation effect of the weaker Australian dollar to the U.S. dollar between periods.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $3.1 million in FY 2014 was $0.3 million lower than the $3.4 million in FY 2013 primarily as a result of lower operating profit in the Pan-Pacific area, net losses from foreign exchange and derivative instrument transactions versus a net gain in the prior period, a higher effective income tax rate and larger preferred stock dividend payments; offset somewhat by a greater operating profit in North America and overall lower interest expense.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2013	2014	2013	2014
Net income	$2,798	$3,826	$9,121	$10,610
Add (deduct) —
Provision for income taxes	1,715	2,749	5,591	7,621
Foreign currency exchange loss (gain) and other	(115)	512	(583)	1,061
Interest expense	2,749	2,490	8,604	7,216
Interest income	(3)	(14)	(43)	(37)
Depreciation and amortization	5,710	6,214	16,406	17,848
Share-based compensation expense	322	533	968	1,403

Adjusted EBITDA	$13,176	$16,310	$40,064	$45,722

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

Royal Wolf has an approximately $118,769,000 (AUS$101,000,000 and NZ$29,200,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which is secured by substantially all of the assets of our Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Approximately $90,408,000 (AUS$71,000,000 container purchases sub-facility and NZ$28,500,000 flexible rate term loan facility) matures on September 30, 2016, $13,877,000 (AUS$15,000,000 capital expenditure sub-facility) matures on November 14, 2014, another $13,877,000 (AUS$15,000,000 multi-option sub-facility) matures by June 30, 2014 and $607,000 (NZ$700,000 term facility) matures in varying installments over the next five years.

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo Bank, National Association (“Wells Fargo”) and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012, Pac-Van entered into a new five-year, senior secured revolving credit facility with a syndicate led by Wells Fargo, that also includes HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). On February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate. Borrowings under the facility will now accrue interest, at Pac-Van’s option, either at the base rate plus 1.00% to 1.50% or the LIBOR plus 2.50% to 3.00%, and the maximum amount of intercompany dividends that Pac-Van is allowed to pay in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock increased from $4,000,000 to $5,000,000 (or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock), provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

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

As of March 31, 2014, our required principal and other obligations payments for the twelve months ending March 31, 2015 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2015	2016	2017	2018
ANZ Credit Facility	$16,495	$584	$90,847	$289
Wells Fargo Credit Facility	—	—	—	97,447
Wells Fargo SF Credit Facility	6,646	215	215	54
Other	879	486	78	81

	$24,020	$1,285	$91,140	$97,871

On May 17, 2013, we completed a public offering of 350,000 shares of our Series C Preferred Stock, liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500,000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. Among other things, we used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility (pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose) and $1,295,000 to redeem our Series A 12.5% Cumulative Preferred Stock. With the satisfaction of the 80% gross proceeds requirement, Pac-Van is permitted to pay intercompany dividends in each fiscal year to GFN and its subsidiaries for the Series C Preferred Stock equal to the lesser of $5,000,000 or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock, provided that (i) the payment of such dividends does not cause a default or event of default; (ii) Pac-Van is solvent; (iii) Pac-Van is permitted to borrow $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) Pac-Van is in compliance with the fixed charge coverage ratio covenant after giving effect to the payment and the dividends are paid no earlier than ten business days prior to the date they are due.

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

On March 31, 2014, we, at the corporate level, entered into a $25,000,000 facility agreement with Credit Suisse AG, Singapore Branch (“Credit Suisse Term Loan”) as part of the financing for the acquisition of the affiliated entities, Lone Star Tank Rental, LP and KHM Rentals, LLC. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly, and that all principal and interest will mature two years from the date that we borrow the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. On April 3, 2014, we borrowed the $25,000,000 available to us under the Credit Suisse Term Loan.

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

Significant Recent Developments

On April 7, 2014, we, primarily through Pac-Van and Lone Star, amended and restated the Wells Fargo Credit Facility (see above) as part of the financing for the acquisition of the affiliated entities, Lone Star Tank Rental, LP and KHM Rentals, LLC. The purchase consideration consisted of (i) $75,000,000 in cash, (ii) 1,230,012 shares of our common stock (the number of shares was agreed to based on a value of $8.13 per share, which was the average of the closing market price during the 15-day trading period ending April 2, 2014), (iii) $5,000,000 payable over five years for a non-compete agreement and (iv) $5,000,000 payable over two years for a general indemnity holdback. We funded the cash portion of the consideration using $50,000,000 of availability under the Wells Fargo Credit Facility, as amended, and $25,000,000 from the Credit Suisse Term Loan (see above).

Effective May 8, 2014, Royal Wolf refinanced the ANZ Credit Facility (“Refinanced RWH Credit Facility”) to, among other things, increase the maximum borrowing capacity to $161,900,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants. Under the common deed arrangement, ANZ’s proportionate share of the Refinanced RWH Credit Facility is $97,100,000 (AUS$105,000,000) and CBA’s proportionate share is $64,800,000 (AUS$70,000,000). The Refinanced RWH Credit Facility has $113,300,000 (AUS$122,500,000) maturing on July 31, 2017, the pricing of which is 0.45% lower than the existing ANZ Credit Facility, and $48,600,000 (AUS$52,500,000) maturing on July 31, 2019.

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

	Nine Months Ended March 31,
	2013	2014
Net cash provided by operating activities	$20,975	$20,760

Net cash used in investing activities	$(56,307)	$(62,381)

Net cash provided by financing activities	$31,144	$45,002

Operating activities. Our operations provided net cash flow of $20.8 million during FY 2014, a slight decrease from the $21.0 million of operating cash flow provided during FY 2013. Net income of $10.6 million in FY 2014 was $1.5 million higher than the net income of $9.1 million in FY 2013; however, our operating cash flows decreased by $6.7 million in FY 2014 from the management of operating assets and liabilities when compared to FY 2013. In FY 2014 and FY 2013, operating cash flows were reduced by $12.0 million and $5.2 million, respectively, from the management of operating assets and liabilities. Operating cash flows in FY 2014 increased by $1.7 million over FY 2013 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $18.5 million in FY 2014 versus $16.8 million in FY 2013. In addition, net unrealized losses (gains) from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which reduce operating results, but are non-cash add-backs for cash flow purposes, were $0.9 million in FY 2014 versus $(0.1) million in FY 2013; an increase of $1.0 million. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $6.7 million in FY 2014 and $4.9 million in FY 2013. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2014 and FY 2013, operating cash flows were reduced by gains on the sales of lease fleet of $5.2 million and enhanced by non-cash share-based compensation charges of $1.4 million and $1.0 million, respectively.

Investing Activities. Net cash used by investing activities was $62.4 million during FY 2014, as compared to $56.3 million during FY 2013, an increase of $6.1 million. Purchases of property, plant and equipment, or rolling stock, were approximately $4.3 million in FY 2014, a decrease of $1.9 million from the $6.2 million in FY 2013; but net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $42.3 million in FY 2014 as compared to $35.4 million in FY 2013, an increase of $6.9 million. The increase in FY 2014 net capital expenditures from FY 2013 was due to primarily container lease fleet purchases of $24.1 million in FY 2014 in North America as compared to $15.6 million in FY 2013, an increase of $8.5 million; whereas net capital expenditures in the Pan Pacific totaled $18.2 million in FY 2014 versus $19.8 million in FY 2013, a decrease of $1.6 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2014, we made six business acquisitions (two in the Pan Pacific and four in North America) for cash totaling $15.7 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to eight acquisitions (three in the Pan Pacific and five in North America) in FY 2013 for cash of $14.6 million.

Financing Activities. Net cash provided by financing activities was $45.0 million during FY 2014, as compared to $31.1 million provided during FY 2013, an increase of $13.9 million. In FY 2014, cash provided from financing activities included borrowings of $51.1 million on the existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2013, in connection with the refinancing at Pac-Van (see “Liquidity and Financial Condition” above), we fully repaid the PNC Credit Facility and Laminar Note for $79.2 million and borrowed a net $114.4 million on all of our credit facilities to also primarily fund our investment in the container lease fleet and business acquisitions. We also incurred deferred financing costs of $1.4 million in FY 2013, primarily in connection with the refinancing at Pac-Van, versus $0.7 million in FY 2014. In FY 2014 we paid preferred stock dividends of $2.6 million, versus only $0.1 million if FY 2013, an increase of $2.5 million due primarily to the issuance of our Series C Preferred Stock in May 2013, and in both FY 2014 and FY 2013, Royal Wolf paid capital stock dividends of $2.3 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $44.1 million and $36.6 million at March 31, 2014 and $34.4 million and $31.9 million at June 30, 2013, respectively. At March 31, 2014, days sales outstanding (“DSO”) in trade receivables were 40 days and 55 days at Royal Wolf and Pac-Van, as compared to 44 days and 50 days at June 30, 2013, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $340.3 million at March 31, 2014 from $290.2 million at June 30, 2013. At March 31, 2014, we had 59,562 units (20,180 units in retail operations in Australia, 10,717 units in national account group operations in Australia, 9,799 units in New Zealand, which are considered retail; and 18,866 units in North America) in our lease fleet, as compared 54,259 units (19,685 units in retail operations in Australia, 10,455 units in national account group operations in Australia, 9,043 units in New Zealand, which are considered retail; and 15,076 units in North America) at June 30, 2013. At those dates, 47,332 units (16,434 units in retail operations in Australia, 8,143 units in national account group operations in Australia, 8,829 units in New Zealand, which are considered retail; and 13,926 units in North America); and 42,262 units (16,054 units in retail operations in Australia, 6,756 units in national account group operations in Australia, 8,052 units in New Zealand, which are considered retail; and 11,400 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 36,443 storage and freight containers and 4,253 portable building containers at March 31, 2014; and 35,284 storage and freight containers and 3,899 portable building containers at June 30, 2013. At those dates, units on lease were comprised of 30,212 storage and freight containers and 3,194 portable building containers; and 28,192 storage and freight containers and 2,670 portable building containers, respectively.

In North America, the lease fleet was comprised of 10,223 storage containers, 1,766 office containers (GLOs), 1,292 portable liquid storage tank containers, 4,604 mobile offices and 981 modular units at March 31, 2014; and 7,273 storage containers, 1,530 office containers (GLOs), 586 portable liquid storage tank containers, 4,703 mobile offices and 984 modular units at June 30, 2013. At those dates, units on lease were comprised of 7,329 storage containers, 1,520 office containers, 1,137 portable liquid storage tank containers, 3,225 mobile offices and 715 modular units; and 5,711 storage containers, 1,216 office containers, 524 portable liquid storage tank containers, 3,235 mobile offices and 714 modular units, respectively.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment at least annually or when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include three operating units (Royal Wolf, Pac-Van and Southern Frac) and all of our goodwill was allocated between these three reporting units. Prior to July 1, 2012, we performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. As of March 31, 2014, we determined that it was more likely than not that the fair values of our three reporting units were greater than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangibles (those assets resulting from acquisitions) at least annually for impairment or when events or circumstances indicate these assets might be impaired. We tested impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process requires the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of March 31, 2014, we determined that it was more likely than not that the fair values of intangible assets were greater than their carrying amounts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 13, 2014	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014)

10.1	Amendment No. 5 among Pac-Van, Wells Fargo Bank, National Association and HSBC Bank USA, NA (incorporated by reference to Registrant’s Form 8-K filed February 10, 2014)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.