Form 10-K
period 2014-06-30
General Finance CORP
filed 2014-09-12
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32845

(Exact name of registrant as specified in its charter)

Delaware	32-0163571
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 East Union Street Pasadena, California 91103	(626) 584-9722
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value	NASDAQ Global Market
9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (Liquidation Preference $100 per share)	NASDAQ Global Market
8.125% Senior Notes due 2021	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2013 was approximately $59,036,000 based on a closing price of $6.03 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 25,673,259 shares of the Registrant’s Common Stock outstanding as of September 8, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2014 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On April 7, 2014, we, through Lone Star (our indirect wholly-owned subsidiary), closed our acquisition of substantially all of the assets and the assumption of certain of the liabilities of the affiliated companies, Lone Star Tank Rental, LP, based in Kermit, Texas, and KHM Rentals, LLC, based in Kenedy, Texas. As part of our North American leasing operations, Lone Star leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas. Reference is made to Note 4 of Notes to Consolidated Financial Statements for more information regarding this significant acquisition.

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above) , which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers).

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two geographic leasing operations lease and sell their products through twenty customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand, thirty-one branch locations in the United States and two branch locations in Canada. As of June 30, 2014, we had 275 and 627 employees and 40,378 and 21,219 lease fleet units in the Asia-Pacific area and North America, respectively.

Our products primarily consist of the following:

Containers

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

Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. Freight containers are only offered in the Asia-Pacific area and we consider them part of the mobile storage industry on a consolidated basis.

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

Other

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

ASIA-PACIFIC AREA

We believe Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers, which we refer to collectively as “storage container products.” Royal Wolf leases and sells storage container products through its Customer Service Centers (“CSCs”) located in every state in Australia and in the North and South Islands of New Zealand. and, as such, is the only storage container products company in Australia and New Zealand with a national infrastructure and work force. Royal Wolf has an experienced senior management team. Robert Allan, the chief executive officer of Royal Wolf, has over 33 years of experience in the equipment leasing industry. The nine members of the senior management team of Royal Wolf have an average of over 16 years of experience in the equipment leasing industry. We believe the experience of this management team will be critical to growing Royal Wolf’s business.

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

We are pursuing a long-term strategy focused on growing our leasing operations, generating strong internal growth and leveraging our infrastructure through acquisitions, as follows:

Focus on Mobile Storage Leasing Business. We focus on growing our core leasing business because it provides predictable, recurring revenue and high margins. We believe that we can generate substantial demand for our storage container products as the container storage and portable container building industry is still relatively underdeveloped in Australia and New Zealand. Although mobile storage, domestic freight movement and portable building applications are increasing, we believe many more uses for our storage container products are still to be developed. Royal Wolf’s market opportunity is to fully develop and service these applications.

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

Leverage our Infrastructure through Acquisitions. Our branch network infrastructure covers a broad geographic area and is capable of serving additional volume at minimal levels of additional fixed costs. Our objective is to add volume by organically growing the lease fleet in these locations and through acquisitions. Asset purchases of “tuck in” competitors to existing or acquired CSCs or adding new fleet allows us to more effectively leverage our infrastructure. In addition, the corporate infrastructure of Royal Wolf is capable of managing existing fleets and locations in geographies outside of Australia and New Zealand, but within the Asia-Pacific area. From September 2007 through June 2014, Royal Wolf completed twelve acquisitions and, as a result of these acquisitions and organic growth, Royal Wolf’s lease fleet grew from approximately 17,000 units at September 30, 2007 to over 40,000 units as of June 30, 2014.

Industry Overview

The storage industry includes two principal markets, fixed self-storage and mobile storage. The fixed self-storage market consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. Although we have containers that are used for self-storage on our sites and have sites that are focused on self-storage such as Auckland and Christchurch in New Zealand, we do not participate in the fixed self-storage market with permanent structures.

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

Mobile Storage Container Market

Since the mid-1990s, the storage container industry in Australia and New Zealand has developed into a stable market, analogous to the marine container business of 30 or so years ago. Marine containerization displaced less efficient and more expensive specialized equipment. We believe mobile storage containers are achieving increased market share compared to the other options because of an increasing awareness that containers provide ground level access, durable protection against damage caused by wind or water and custom modifications tailored to customers’ specific uses.

We are not aware of any published third-party analysis of the Australia and New Zealand mobile storage container markets. Based upon internal analysis, Royal Wolf’s management team estimates that the mobile storage market in Australia and New Zealand currently generates annual revenues of approximately $293 million (AUS$310 million), with an estimated 30% derived from sales of mobile storage containers. Royal Wolf’s management team also anticipates that, as the market matures, leasing revenues will account for an increasing proportion of the total revenue.

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

Portable Container Buildings Market

The portable container buildings market in Australia was estimated to have generated revenue totaling $2,549 million (AUS$2,700 million), of which approximately $1,657 million (AUS$1,755 million) relates to the markets in which Royal Wolf offers a competing product, according to reports from IBIS World Industry Report published in January 2014. The portable buildings market consists of the following:

•	Engineering construction and resources — approximately 50%.

•	Households — approximately 20%

•	Non-residential building and property — approximately 15%.

•	Recreation and tourism — approximately 5%.

•	Agriculture — approximately 10%

Within the engineering construction and resources market, portable container buildings are used for site offices, toilet and shower facilities, and worker housing and temporary accommodation blocks. This market is influenced by trends in public and private sector spending on infrastructure, generally, and, particularly, mine development and road and pipeline construction.

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

In the portable container buildings markets, Royal Wolf competes with four large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors include Coates, Atco, Ausco and Nomad. At present, Royal Wolf has a small presence in this market. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tends to inhibit new entrants. As Royal Wolf already has a national sale and distribution network, established supply channels and a strong profile in its target markets, many of the barriers to entry applicable to other new entrants are not applicable to it.

Freight Container Market

Based upon internal analysis, Royal Wolf’s management team estimates that the freight container market in Australia generated approximately $67 million (AUS $71 million) in aggregate annual lease and sales revenues in the fiscal year ended June 30, 2014 (“FY 2014”). The rate of growth in this industry has been slow compared with the portable container storage and portable container buildings market. Although there is potential for growth in the freight container market as more road and rail carriers recognize the efficiencies of containerization, Royal Wolf’s present strategy is to maintain rather than grow its container fleet in this sector. Competitors include Cronos and the SCF Group (Simply Containers).

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
20-foot bulk containers

Mobile Storage Containers. Royal Wolf leases and sells mobile storage containers, some of which are customized for specific customers, for on-site storage by customers. These customers include retail outlets and manufacturers, government departments, farming and agricultural concerns, building and construction companies, clubs and sporting associations, mine operators and the general public. Royal Wolf’s products include general purpose dry storage containers, refrigerated containers and hazardous goods containers in a range of standard and modified sizes, designs and storage capacities. There were 26,594 mobile storage containers in the lease fleet at June 30, 2014. The amount and percentage of Royal Wolf’s total sales and leasing revenues of mobile storage containers for FY 2014 were as follows ($ in millions):

	Dollars	Percentage
Sales	$52.1	59.4%
Leasing	44.3	59.9%

Total revenues from mobile storage containers were 59.6% of Royal Wolf’s total revenues in FY 2014.

Portable Container Buildings. Royal Wolf also leases and sells portable container buildings as site offices and for temporary accommodations. Royal Wolf customizes mobile storage container buildings for some customers. Royal Wolf entered the portable building market in August 2005 with 20-foot and 40-foot portable buildings manufactured from steel container platforms which it markets to a subset of its mobile storage container customer base. There were 4,388 portable container buildings in the lease fleet at June 30, 2014. The amount and percentage of Royal Wolf’s total sales and leasing of portable container building revenues for FY 2014 were as follows ($ in millions):

	Dollars	Percentage
Sales	$17.7	20.2%
Leasing	19.0	25.7%

Total revenues from portable container buildings were 22.7% of Royal Wolf’s total revenues in FY 2014.

Freight Containers. Royal Wolf leases and sells freight containers specifically designed for transport of products by road and rail. Customers include national moving and storage companies, distribution and logistics companies, freight forwarders, transport companies, rail freight operators and the Australian military. Royal Wolf’s freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. There were 9,396 freight containers in the lease fleet at June 30, 2014. The amount and percentage of Royal Wolf’s total sales and leasing of freight container revenues for FY 2014 were as follows ($ in millions):

	Dollars	Percentage
Sales	$17.9	20.4%
Leasing	10.7	14.4%

Total revenues from freight containers were 17.7% of Royal Wolf’s total revenues in FY 2014.

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

Each of the following container suppliers was the source of two percent or more of Royal Wolf’s container purchases during FY 2014:

Suppliers	Type of Product Purchased	Percentage of Container Purchases
Nantong CIMC	New	9%
Eastern Container Alliance	New	6
Qingdao CIMC	New	4
Jiangsu Tercel Logistics	New	3

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

CSC Network

Royal Wolf leases and sells its storage container products from an Australia and New Zealand network of CSCs which we believe is the largest branch network of any storage container company in Australia and New Zealand. Royal Wolf is represented in all major metropolitan areas, and Royal Wolf is the only container leasing and sales company with a nationally integrated infrastructure and work force. A typical Royal Wolf CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand. The following map shows Royal Wolf’s existing CSC locations at June 30, 2014.

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

Except for the Auckland, New Zealand self-storage, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of up to 14 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties. Reference is made to “Item 2. Properties” for a more detailed description of our leased facilities.

Customers

Royal Wolf has a broad base of over 21,000 active customers, with only three customers constituting more than 3% of our annual revenue for FY 2014. Our customer base includes the retail and manufacturing sectors, councils and government departments, the farming and agricultural community, the building and construction industry, clubs and sporting associations, the mining sector and the general public. We believe the disparity of Royal Wolf’s customer base reduces the business exposure to a significant downturn in any particular industry.

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

Sales and Marketing

Royal Wolf’s sales and marketing strategy is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages, internal advertising and SEO (search engine optimization), print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail, television and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is for Royal Wolf to be one of the suppliers that potential customers call and to make the experience as easy as possible for that customer.

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

Employees

As of June 30, 2014, Royal Wolf employed 275 full-time employees in the following major categories:

Senior and CSC management	18
Corporate staff	25
Sales and marketing	73
CSC operations and administration	159

None of our employees is covered by a collective bargaining agreement. We believe our relationship with our employees is good. We have never experienced any material labor disruption, and we are not aware of any efforts or plans to unionize our employees.

NORTH AMERICA

LEASING

Our North American Leasing operations consist of Pac-Van and Lone Star.

Pac-Van leases and sells storage containers, office containers, portable liquid storage tank containers, mobile offices, and modular buildings. Pac-Van started operations in 1993 with two locations and a small fleet of mobile offices and storage trailers serving primarily the construction industry. It now competes in the mobile storage, modular space, and liquid containment industries and provides products and services to a diversified customer base in North America through its network of 31 branch offices in both the United States and Canada. The senior management team has extensive experience in the industry and with Pac-Van.

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

Lone Star began operations in 2000 in Kermit, Texas. Lone Star leases portable liquid storage tank containers and provides transportation and related site services, including containment products, to its customers in the Permian and Eagle Ford basins of Texas.

Lone Star benefits from favorable industry dynamics including macroeconomic trends that are expected to continue to drive strong demand and future growth for liquid containment equipment rentals in the oil field services industry with a small amount of rental in other sectors. To date, Lone Star has focused on providing tank rental and services to a small group of customers in Texas and has made significant investments in new equipment and support infrastructure to meet the growing needs of its customer base.

Our North American Leasing operations are pursuing a business strategy focused on investing in the container product fleet, growing leasing revenues, completing accretive acquisitions and managing indebtedness, as follows:

Investing in the Container Lease Fleet. Our North American Leasing operations are focusing on expanding the fleet of higher return products, particularly storage, office, portable liquid and specialty containers. Pac-Van specifically expects to drive a portion of its growth from opportunities beyond its traditional products and markets and Lone Star is pursuing growth opportunities in the key energy producing regions across Texas. In addition, as exploration and production companies experience a dramatic increase in the need for fluid management equipment and services, Lone Star also will look to grow its business by using its existing strategic relationships to help expand into other United States oil and gas plays as well as expanded sectors.

Growing Leasing Revenues. Our North American Leasing operations are emphasizing programs and initiatives to grow leasing revenues, not only from container products, but also from its mobile office and modular building fleet. This should generate higher margins as there are limited incremental costs related to leasing our existing product lines with our existing branch offices.

Accretive Acquisitions. As part of our growth strategy, we pursue acquisitions that are accretive and have strong growth potential. These acquisitions, especially “tuck in” acquisitions, potentially allow us to leverage the fixed costs of our branch offices with additional lease fleet that deliver greater scale with better margins.

Managing Indebtedness. We expect to continue to focus on monitoring the debt level of our North American Leasing operations while also investing in growing product lines and markets. We believe this emphasis on the capital structure provides flexibility and positions us to capture future growth opportunities. In recovering economic cycles, like the current United States business cycle, we focus on optimizing lease fleet investment, utilization and cash management to achieve this objective.

Industry Overview

We compete in three different, but related, sectors of the portable services industry: mobile storage, modular space and liquid containment.

Mobile Storage Container Market

Mobile Storage is used primarily by businesses for secure, temporary storage at the customer’s location and offers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at an off-site facility. A broad range of industries, including construction, industrial, commercial, services, retail and government utilize mobile storage equipment to meet both their short-term and permanent storage needs. Although we are not aware of any published estimates, we believe the mobile storage industry is growing due to an increasing awareness of its convenience and cost benefits. The mobile storage industry is highly fragmented, with numerous participants in local markets leasing and selling storage containers, storage trailers and other storage structures.

We believe that participants in this industry compete on the basis of customer relationships, price, service, and breadth and quality of equipment offered. In every market served, we compete with multiple local, regional and national portable storage providers. Some of our competitors may have greater market share, less indebtedness, greater pricing flexibility or superior marketing and financial resources. Our largest competitors in the storage container and storage trailer markets in the U.S. are Mobile Mini, Williams -Scotsman, McGrath RentCorp, Haulaway, Allied Leasing, Eagle Leasing and National Trailer Storage.

Modular Space Market

Modular Space is used primarily by businesses to address either temporary or permanent space needs. We believe modular space delivers four core benefits compared to permanent buildings or structures: reusability, timely solutions, lower costs, and flexibility. Modular buildings may offer customers significant cost savings over permanent construction and can generally be installed quicker because site work and fabrication can take place concurrently. In addition, modular solutions are not site specific and can be configured in a number of ways to meet multiple needs. Finally, modular buildings are reusable and will generally serve a wide variety of users during their life span. We believe this characteristic can be a key competitive advantage with the emphasis on green building. The Modular Building Institute, in its 2013 Relocatable Buildings Annual Report, estimated that U.S. modular space industry dealers earned in excess of $2.5 billion in leasing and sales revenues in calendar year 2012. The industry has experienced a significant growth trend over the last thirty plus years as the number of applications for modular space has increased and recognition of the product’s positive attributes has grown, although the growth is not always consistent and there have been periods of decline within that period. We believe that we are well-positioned to benefit from any continued long-term growth in the modular space industry.

The modular space industry is highly competitive. We compete on the basis of service, quality, customer relationships and price. We believe that our reputation for customer service and a wide selection of units allow us to compete effectively. However, our largest North American competitors, ModSpace, Williams-Scottsman, Mobile Modular (McGrath RentCorp) and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include M Space, Acton Mobile, Vanguard Modular, Design Space, and Satellite Shelters.

Liquid Containment Market

Customers use portable liquid storage tank containers or “frac tanks” in environmental and industrial applications for storage of hazardous and non-hazardous liquids and semi-solids. The tanks are used by customers mainly in oil and gas exploration and field services as well as a wide variety of other businesses including, refinery, chemical and industrial plant maintenance, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. We believe that the rental industry in the United States for liquid containment equipment generates approximately $1.4 billion of annual rental revenues. While this is a relatively new product line for our North American Leasing operations, we believe we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this industry. Our research indicates that many of the companies currently using containment solutions also use our portable storage and mobile offices products.

The liquid containment industry is highly competitive. We compete in this industry based upon product availability, product quality, price, service and reliability. As with the other industries we serve, the competition consists of national, regional and local companies. Some of the non-oilfield services national competitors, notably BakerCorp, Rain For Rent, and Adler Tanks (McGrath RentCorp), have significantly larger tank lease fleet and may have greater financial and marketing resources, more established relationships and greater name recognition in the market than we do. As a result, the competitors with these advantages may be better able to attract customers and provide their products and services at lower rental rates.

In addition, through Lone Star, which offers more robust services than Pac-Van during a hydraulic fracturing process, we compete directly with oilfield services and other companies. Some of the larger competitors, notably Key, Basic, Select, Fodale and Stallion, may have greater financial and marketing resources, more established relationships and greater name recognition in the market than we do. Other regional competitors include Light Tower Rental, TFH, Catalyst, SRS and Roywell. With the tremendous amount of liquids involved in the hydraulic fracturing process, or fracking, there is high demand for portable liquid storage tanks in and around shale plays. Containment is also growing with higher demands for safety and spill prevention. Hydraulic fracturing is the process of using high pressure fluid and materials to create fractures in a shale formation, thereby stimulating oil or natural gas production from both new and existing wells. As many as 200 frac tanks may be needed at each drilling rig site, as large volumes of fluid are used in the various stages of the fracking process. While fracking was first introduced over 60 years ago, new technology and equipment have made this process significantly more economical, fueling a large demand for liquid storage tanks across all shale plays. Oil and gas drilling in North America has experienced significant growth over the past five years.

Business Attributes

Pac-Van

Pac-Van is a recognized provider of modular buildings, mobile offices and container products on a national, regional and local basis in the United States, and believes it possesses the following strengths:

Extensive Geographic Coverage. Pac-Van is a national participant in the mobile storage, modular space and liquid containment sectors. Pac-Van’s branch offices serve 29 of the top 50 largest Metropolitan Statistical Areas, or MSAs, in the United States. With the recent expansion into Alberta, Canada, it is now able to serve the western provinces in Canada. This footprint limits the impact of any negative change in a region or specific market.

Broad Customer Base. Pac-Van has established strong relationships with a diversified customer base in North America ranging from large companies with a national presence to small local businesses. During FY 2014, Pac-Van leased or sold its equipment to approximately 11,300 customers. In FY 2014, Pac-Van’s largest customer accounted for less than 4% of its total revenues and Pac-Van’s top ten customers accounted for approximately 14% of its total revenues. Pac-Van believes that the breadth of its business limits the impact to changes within any given customer or industry.

Sales and Marketing Excellence. Pac-Van has implemented a centralized customer relationship management system that allows it to coordinate its sales and marketing efforts. Through its branch network, Pac-Van develops local market knowledge and strong customer relationships while the corporate based marketing group manages its brand image, web presence and lead generation programs. Pac-Van provides ongoing training to it sales team, monitors call quality and surveys its customers to ensure that customer interactions meet its quality and service standards. All of Pac-Van’s lease fleet carries signage reflecting its brand, which is important to the ongoing name recognition.

Customer Service Focus. Pac-Van’s operating infrastructure is designed to ensure that it consistently meets or exceeds customer expectations. On the national and regional level, Pac-Van’s administrative support services and scalable management information systems enhance its service by enabling Pac-Van to access real-time information on product availability, customer reservations, customer usage history and rates. Pac-Van believes this focus on customer service attracts new and retains existing customers. Based on its FY 2014 customer survey, more than 97% of Pac-Van’s customers would both do business with Pac-Van again and would recommend Pac-Van to others.

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

Experienced Management Team. Pac-Van has an experienced and proven senior management team. Pac-Van’s President, Theodore M. Mourouzis, joined Pac-Van in 1997 and the consistency of the senior management, corporate and branch management teams has been integral in developing and maintaining its high level of customer service, deploying technology to improve operational efficiencies and integrating acquisitions.

Lone Star

Lone Star is a market leader in frac tank rental and related services that operates in the Permian basin of West Texas and the Eagle Ford basin in South Texas and credits its growth to its following strengths:

Commitment to Customer Service. Lone Star’s two branches, sales team expertise, and in-house team of drivers and technicians allows it to be one of the most responsive frac tank rental providers in the industry today. Unlike many competitors that focus primarily on equipment rental, Lone Star is primarily a service provider, bundling its tank rentals with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week.

Local Relationships and Long Standing Customer Base. With approximately 30 current customers, Lone Star is a major player in the Texas oil and gas frac tank rental industry. Its customers range from small private independents to global public oil & gas producing companies, all of which are operating within the Permian and Eagle Ford regions. The Lone Star sales team maintains close and long-lasting working relationships with its customers.

Strategically Located Facilities and Optimized Equipment Inventory. The two main Lone Star branches, or facilities, are strategically positioned to be able to respond quickly and to maximize service opportunities to local exploration and production customers.

Experienced Management Team and Highly Trained Employees. Lone Star’s management team has extensive experience in the oil and gas industry and emphasizes safety training and monitoring for all employees.

Products and Services

Our North American Leasing operations provide a broad range of products to meet the needs of its customer base. These products include storage containers, container offices, mobile offices, modular buildings, and portable liquid storage tanks. The following provides a description of our main products:

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

Office Containers. Office containers, also known as ground level offices, are storage containers that have been modified to include office space. Floor plans can be either all office space or a combination of office and storage space. The office space includes features similar to those found in mobile offices. Like storage storages, container offices typically come in lengths of 20 feet and 40 feet. Due to their construction, they provide greater security than traditional field offices, and since they sit at ground level they don’t require stairs for entry and exit.

Portable Liquid Storage Tank Containers. Portable liquid storage tank containers or “frac tanks” are manufactured steel containers with fixed steel axles and rear wheels for transport designed to hold liquids and semi-solids and can be customized for the many uses in the drilling, fracking and extraction process. While there are a number of different sizes of frac tanks currently used in the marketplace, we are currently focusing on the more common 500-barrel capacity frac tanks. Our products typically include features such as guardrails, safety stairways, multiple entryways and a sloped bottom for easy cleaning, an epoxy lining, and various feed and drain lines. Our frac tanks can be used to hold water or drilling mud. Mud tanks hold both fluids and aggregate, which need to be constantly circulated so that the aggregate does not settle. Acid tanks hold liquids used during the acid stage and have a special internal lining to protect the tank from corrosion. Gas buster tanks are designed with baffles to help safely dissipate any high-pressure gases released through the well during the drilling process. Oil test tanks hold the initial flow from a well to allow for product quality testing. We procure our frac tanks from primarily Southern Frac, but also have an established network of manufacturing partners located throughout the United States.

Mobile Offices. Sales and construction offices, also known as field offices and office trailers, are factory built, single-unit structures that are relocatable and used primarily for temporary office space. These units are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Standard field offices come in 8, 10, 12, and 14 foot widths and range in size from approximately 160 to 840 square feet. They include HVAC systems, lighting, electrical wiring, phone jacks, desk tops, shelving and other features normally associated with basic office space. Sales offices typically come in 12 foot widths and provide 350 to 720 square feet. In addition to the basic amenities included in a field office, sales offices generally have wood siding, carpeting, high ceilings, custom windows and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state codes enabling the company to move equipment among its branch network to meet changing demand and supply conditions.

Modular Buildings. Modular buildings are factory-built portable structures generally consisting of two or more units (or floors) and are used in a wide variety of applications, ranging from schools to restaurants to medical offices. Ranging in size from 1,000 to over 30,000 square feet, modular buildings are constructed in many sizes and are usually designed to satisfy unique customer requirements. Typically we have the individual floors manufactured in such way to allow a number of floors to be connected to one another in a number of different configurations. This provides flexibility beyond the initial application and allows floors to be utilized in a number of different ways. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state codes for each unit.

Delivery and Installation, Return and Dismantle, and Other Site Services. Our North American Leasing operations deliver and where necessary install all five product lines directly on customers’ premises.

Ancillary Products and Services. We also provide ancillary products such as steps, ramps, furniture, portable toilets, security systems, shelving, mud pumps, hoses, splitter valves, tee connectors and other items to its customers for their use in connection with its equipment. In addition, a variety of spill prevention and secondary containment products are available to our oil and gas customers to ensure compliance with the EPA’s Spill Prevention, Control and Countermeasure (SPCC) rule/regulations. Containment systems are designed to protect the soil and water sources in and around a drilling site by covering the land with an impermeable plastic that has barrier walls. In the case of a spill, the liquid is then captured within the containment system, thereby preventing danger to the environment.

The following table provides a summary of our North American lease fleet at June 30, 2014 ($ in thousands):

	Number of Units				Gross Costs
	Pac-Van	Lone Star	North America	%	Pac-Van	Lone Star	North America	%
Portable Storage	10,531	—	10,531	50%	$30,673	$—	$30,673	13%
Container Offices	1,858	—	1,858	9%	20,025	—	20,025	8%
Mobile Offices	4,591	—	4,591	21%	51,809	—	51,809	22%
Modular Buildings	1,005	—	1,005	5%	40,363	—	40,363	17%
Portable Liquid Storage Tanks	1,453	1,781	3,234	15%	47,956	46,199	94,155	40%

	19,438	1,781	21,219		$190,826	$46,199	$237,025

Branch Network

The following map shows our existing North American Leasing branch office network as of June 30, 2014:

Our North American Leasing operations have 33 locations across the United States and Canada.

Pac-Van’s network of 31 branch offices enables it to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental, and lower freight costs. Pac-Van benefits because it is able to spread regional overhead and marketing costs over a larger lease base, redeploy units within its branch network to optimize utilization, discourage potential competitors by providing ample local supply and service local customers in a more cost efficient manner. Branch offices are generally headed by a branch manager with profit responsibility and are organized into four regions, which are managed by four regional vice presidents each with more than 15 years of experience in the portable services industry.

Lone Star operates two branch offices, one in South Texas and one in West Texas as well as a regional administrative office outside of Dallas. These locations allow Lone Star to be near its customers’ drilling sites. Customers benefit from Lone Star’s greater product availability, timely service and lower transportation costs. Locations are managed by a general manager working closely with the organization’s Department of Transportation (DOT) compliance and safety officer. Each location also has a superintendent that oversees the operations and yard foremen, who are responsible for the drivers and mechanics.

Customers

Pac-Van has established strong relationships with a diverse set of customers, ranging from large national retailers and manufacturers to local sole proprietorships. Its diverse product line allows Pac-Van to meet a variety of space needs. Typically, customers use portable storage to store a wide range of materials including construction materials and supplies for customers in the construction sector, inventory for retail customers, and raw materials for industrial companies. Customers in all sectors use Pac-Van’s office and building products in a variety of applications including construction offices, sales offices, work site offices, administrative offices, changing rooms, training facilities, cafeterias, etc. While the mining and energy sector is a heavy user of portable liquid storage tanks, customers in the construction, industrial and commercial sectors use this product line to store groundwater, industrial chemicals and other fluids. During FY 2014, Pac-Van provided its portable storage, container office, mobile office, modular building, and portable liquid storage tank products to a diversified set of approximately 11,300 customers.

Lone Star leases liquid storage tanks primarily to organizations in the oil and gas industry. With approximately 30 current customers, Lone Star is a significant player in the Texas oil and gas frac tank rental industry. Its customers range from small private independents to global public oil and gas producing companies, all of which are operating within the Permian and Eagle Ford regions. Its top ten customers generate over 90% of Lone Star’s annual revenue. These long-standing relationships are typically supported by master service agreements. The Lone Star sales team maintains close and long-lasting working relationships with its customers.

North American Leasing’s diverse customer base is depicted in the following chart, which breaks down FY 2014 revenue by industry:

The following table provides an overview of the industries served by our North American Leasing operations:

Construction	General contractors, residential homebuilders, and subcontractors

Industrial	Industrial and manufacturing customers including a broad array of manufacturers, telecom distribution, refuse, recycling, and bottling companies

Commercial	Business that provide service to both commercial businesses and individual consumers

Mining & Energy	Customers in the extractive industries, including oil and gas exploration and alternative energy companies.

Government	Federal agencies, state and local governments, fire departments, correctional institutions, and the U.S. military

Retail	Large national chains, small local stores, shopping centers, and restaurants

Education	Public schools, private schools, and day care facilities

Services	Health care facilities, veterinary offices, entertainment companies, and religious institutions

Other	All other customers

Sales and Marketing

As of June 30, 2014, Pac-Van’s sales and marketing team consisted of 42 employees. The branch managers of its branch offices also play a critical role in Pac-Van’s sales and marketing programs. Members of Pac-Van’s sales group act as its primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. The sales team is responsible for developing and managing local relationships, as well as making both inbound and outbound calls. The sales team assists customers define and understand their space needs, assess potential opportunities, quotes deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale the sales team works closely with the local branch operations team to ensure that Pac-Van is able to meet or exceed customer expectations, relative to equipment quality and delivery timing. Pac-Van’s centralized support services group handles all billing, collections and other support functions, allowing its sales and marketing team to focus on addressing the needs of its customers.

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

As of June 30, 2014, Lone Star’s sales and marketing team consisted of seven employees. Lone Star’s business is built and maintained primarily through long-term relationships and referrals. As part of its rebranding initiative in April 2014, Lone Star launched a new website. Lone Star employs a signage program on its tanks and trucks to drive brand awareness and to provide contact information for clients or interested prospects.

Revenue Stream

In FY 2014, our North American Leasing operations generated 73% of its revenues from leasing and 27% of its revenues from sales. We prefer to lease our equipment because leasing provides a higher margin and a more predictable and repeatable revenue stream. In FY 2014, more than 80% of Pac-Van’s lease revenues were generated from repeat customers.

Leasing. Leasing revenue is a function of average monthly rental rate, fleet size and utilization. We monitor fleet utilization at each branch and by product line. For FY 2014, average utilization of the Pac-Van lease fleet was approximately 77% on both a gross dollar basis and unit basis and Lone Star’s average utilization for FY 2014 was 87% on a unit basis. While we adjust pricing to respond to local market conditions, management believes that we generally achieve a rental rate equal to or above that of competitors because of the quality of our products and high level of customer service. Pac-Van’s largest leasing customer accounted for approximately 3% of its total leasing revenues and its top ten customers accounted for approximately 14% of its total leasing revenues. Lone Star’s largest leasing customer accounted for approximately 21% of its total leasing revenues and its top ten customers accounted for over 90% of its total leasing revenues.

Leasing Services. Our North American Leasing operations provide a full set of services from inception through return. These generally include delivery and installation, ancillary products, and tear down and return freight. Revenue associated with these leasing services is recognized when incurred. Delivery and installation and other services provided at lease inception (generally referred to as “front-end” services) are recognized at the beginning of the lease. Tear down and dismantle and other service necessary to bring the units back to a branch (generally referred to as “back end” services) are recognized upon termination of the lease. Ancillary products such as steps, ramps, furniture, portable toilets, shelving, hoses, pumps, splitter valves and tees, etc are generally recognized throughout the life of the lease as part of the recurring billing cycle.

Sales. We complement our core leasing business by selling either existing rental fleet assets or assets purchased specifically for resale. In FY 2014, management estimates that nearly 30% of Pac-Van’s sales came from existing fleet units. The sale of lease fleet units has historically been a cost-effective method of replenishing and upgrading the lease fleet. As with the leasing business, we provide additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, we provide not only the underlying equipment but also a full range of project related services, which may include foundation, specialty interior finishes, and landscaping, necessary to make the equipment fully operational for the customer.

Product Procurement and Capital Expenditures

Our North American Leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. We purchase our lease fleet from a network of third-party suppliers. Pac-Van’s top three suppliers of units for FY 2014 represented approximately 42% of all fleet purchases and the top ten suppliers represented approximately 70% of all fleet purchases. Lone Star has purchased its tank fleet from several manufacturers but expects Southern Frac to be its primary supplier of frac tanks going forward. Lone Star purchases its other containment solutions, pumps and hoses from a network of other manufacturing providers.

Capital investments are adjusted to match business needs and to respond to changing economic conditions. We do not generally enter into long-term purchase contracts with manufacturers and so we can modify our capital investment activities to corresponding market conditions. Our North American Leasing operations supplement fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and attempts to adjust its fleet spending patterns as favorable acquisition opportunities become available.

Fleet Maintenance

Ongoing maintenance to our North American Leasing fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of our units. We use both in-house fleet technicians and third-party vendors to perform maintenance, depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for container offices, mobile offices, and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs, and electric wiring. Portable liquid storage tanks require simple maintenance, including cleaning the unit to eliminate any residual material and inspecting the lining. Whether performed by us or a third party, the cost of maintenance and repair of our lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe our maintenance program ensures a high quality fleet that supports both leasing and sales operations.

Management Information Systems

Our North American Leasing management information systems are instrumental in its lease fleet management and targeted marketing efforts, which allow management to monitor operations at branches on a daily, weekly, monthly, and ad hoc basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel, providing management with online access to utilization, lease fleet unit detail and rental revenues by branch and geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch salespeople utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information.

Employees

As of June 30, 2014, our North American Leasing operations had 400 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

	North American Leasing Employees
	Pac-Van	Lone Star	Total
Senior and branch management	32	12	44
Corporate staff	29	2	31
Sales and marketing	42	7	49
Branch operations and administration	142	134	276

	245	155	400

MANUFACTURING

We, through GFNMC, acquired 90% of the membership interests of Southern Frac on October 1, 2012. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas for primarily oil and gas exploration, but it can also manufacture for, among others, the chemical and industrial, environmental remediation, waste water treatment and waste management sectors. In FY 2014, Southern Frac had total revenues from third parties of $19.6 million representing 568 units.

Also in FY 2014, Southern Frac sold 830 units ($28.6 million of intercompany revenues) to our North American Leasing operations and we believe that it will continue to manufacture a steady supply of portable liquid storage containers for, as well as generate leasing referrals to, our North American Leasing operations.

Management Information Systems

We commenced implementation of Southern Frac’s manufacturing enterprise resource planning (ERP) business system, SyteLine, during FY 2013 and full implementation was completed in FY 2014. SyteLine provides comprehensive functionality to manage our business processes, including order processing; inventory, purchasing; planning and scheduling, production, cost management, project tracking, accounting; and customer service. We believe the SyteLine ERP system was operating satisfactorily during its implementation to enable Southern Frac to manage its business in both FY 2013 and FY 2014.

Employees

As of June 30, 2014, Southern Frac had 222 employees (consisting of 13 supervisory and administrative and 209 manufacturing, or shop, personnel). None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have not experienced any material labor disruption and are unaware of any efforts or plan to organize our employees.

In addition, at June 30, 2014, GFN corporate had five full-time employees.

Total employees in North America totaled 627 at June 30, 2014.

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

Our North American Leasing operations own a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space.” We have also applied for and are awaiting final confirmation on “Expect More. We’ll Deliver” and “Container King”. Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the United States will last indefinitely as long as we continue to use and maintain the trademarks and renew filings with the applicable governmental offices.

Available information

Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The Internet websites for Royal Wolf, Pac-Van, Lone Star and Southern Frac are www.royalwolf.com.au, www.PacVan.com, www.lonestartank.com and www.southernfrac.com, respectively. The noncontrolling interest of the capital stock of Royal Wolf that we do not own is traded on the Australian Securities Exchange (“ASX”) under the symbol “RWH.”

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

Executive Officers of the Registrant

The following information is provided as of June 30, 2014 regarding our executive officers who are not a continuing director or a director nominee. Information concerning our chief executive officer, who is a continuing director or a director nominee, is set forth in “PART III—Item 10. Directors, Executive Officers and Corporate Governance” of this Annual Report on Form 10-K, which incorporates by reference to our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934.

No family relationship exists between any executive officer.

Name	Age	Position

Charles E. Barrantes	62	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	47	General Counsel, Vice President and Secretary

Jeffrey A. Kluckman	53	Executive Vice President, Business Development

Robert Allan	58	Chief Executive Officer of Royal Wolf

Theodore Mourouzis	51	President and Chief Operating Officer of Pac-Van, Inc.

Charles E. Barrantes has served as our Executive Vice President and Chief Financial Officer since September 2006. Prior to joining us, Mr. Barrantes was Vice President and Chief Financial Officer for Royce Medical Company from early 2005 to its sale in late 2005. From 1999 to early 2005, he was Chief Financial Officer of Earl Scheib, Inc., a public company that operated over 100 retail paint and body shops. Mr. Barrantes has over 35 years of experience in accounting and finance, starting with more than a decade with Arthur Andersen & Co.

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

Robert Allan has served as the Chief Executive Officer of Royal Wolf since February 2006. Mr. Allan joined Royal Wolf in April 2004 as its Executive General Manager. From 2000 until joining Royal Wolf, he served as Group General Manager of IPS Logistics Pty Ltd, a shipping and logistics company. From 1997 until 2000, Mr. Allan was employed as a Regional Director of Triton Container International, the world’s largest lessor of marine cargo containers to the international shipping industry. Mr. Allan has more than 33 years of experience in the container leasing and logistics industries.

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

There continues to be global economic uncertainty. These uncertain economic conditions in the markets where we operate, and other events or factors that adversely affect demand in the portable services industry, could adversely affect our business. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in container and modular unit sales and leasing, could lead to a build-up of inventory and lease fleet levels. These factors would have a further adverse impact on operating results and cash flows.

We operate with a significant amount of indebtedness, which is secured by all or substantially all of our assets, subject to variable interest rates and contains restrictive covenants.

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

In addition, we may incur substantial debt to complete business combinations. The incurrence of debt could result in:

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

While we believe we will remain in compliance with covenants in the foreseeable future and that our relationships with our senior lenders are good, there is no assurance our lenders would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.

See also significant risks related primarily to our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Shares” or “Series C Preferred Stock”) and our 8.125% Senior Notes Due 2021 (the “Senior Notes”). In addition, reference is made to Note 5 of Notes to Consolidated Financial Statements for more information regarding our indebtedness.

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

As a result of our acquisitions, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and instead we review goodwill, as well as intangible assets, for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and stockholders’ equity.

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

In addition, the financing of any acquisition we complete could adversely impact our capital structure as any such financing would likely include the issuance of additional equity securities and/or the borrowing of additional funds. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. Accordingly, the financing of future acquisitions could adversely impact our capital structure.

In addition, integrating acquired businesses and assets into our business can be difficult and risky, especially if the acquired business or assets involve an industry segment with which our management has limited experience or where there are limited synergies with our current businesses. Our integration of acquired businesses and realization of all synergies or efficiencies that we believe may result from such acquisitions may not come into fruition, which could negatively impact our business.

Reference is made to Note 4 of Notes to Consolidated Financial Statements for more information regarding acquisitions.

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

Our long-term growth plan includes the expansion of operations into markets outside of North America and the Asia-Pacific area. Such international expansion may not prove successful, and may divert significant capital, resources and management’s time and attention and adversely affect our on-going operations.

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

Failure to retain key executives could adversely affect our operations and could impede our ability to execute our business plan and growth strategy.

Our growth strategies, operational guidance, capital allocation and capital markets support are managed largely by four existing officers, including our President, Chief Executive Officer and Chairman of the Board, Ronald F. Valenta. The continued success of our businesses will depend largely on the efforts and abilities of Mr. Valenta and these corporate executives. These officers, particularly Mr. Valenta, have an understanding of our businesses that cannot be readily duplicated. The loss of any member of our corporate senior management team, especially Mr. Valenta, could impair our ability to execute our business plan and growth strategy and could have a material adverse affect on our operating results.

We may issue shares of our capital stock that would reduce the equity interest of our stockholders and could cause a change in control of our ownership.

We may seek to finance future transactions, including business combinations, or improve our financial position by issuing additional shares of our common stock and/or preferred stock. The issuance of any number of shares of our common stock or of our preferred stock:

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

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by container products, mobile offices or modular units leased or sold by us; (ii) accidents involving our vehicles and our employees; (iii) employment-related claims; (iv) property damage; (v) commercial claims and (vi) environmental contamination. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third party lawsuits.

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

Significant Risks Related Primarily to Our Operations in the Asia-Pacific Area at Royal Wolf

The future performance of Royal Wolf depends on customer demand for portable container solutions as well as the expansion of the portable container solutions products market in Australia.

Any reduction in customer demand, failure of customer demand to grow, or failure of Royal Wolf to meet changes in customer demand or preferences may adversely affect Royal Wolf’s businesses, operational performance, growth prospects and financial position. For example, if expected growth in the portable container buildings market fails to come to fruition, or if businesses and individuals no longer demand portable container buildings at current levels, Royal Wolf’s return on its portable container building investments could be negatively impacted. The demand for Royal Wolf’s assets is dependent on the key industry segments into which Royal Wolf sells and lease assets, such as resources, construction, manufacturing and retail. A significant reduction in the business climate in these industry segments, could negatively impact Royal Wolf’s results of operations.

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

Royal Wolf’s faces competition in the portable buildings, freight and portable storage markets. Royal Wolf also faces potentially significant competition from modular industry companies who have non-container portable building offerings, especially from several national competitors in Australia who have greater financial resources and pricing flexibility than Royal Wolf. As a result, Royal Wolf is subject to potential competition from new domestic and foreign competitors and the provision of new products or services, aggressive pricing and lease rates offered by existing competitors. Competition varies by region and Royal Wolf may not always be able to match its competitors in service levels, functionality and price in each or all regions. The emergence of a new competitor with international reach, or increased focus on the rental model by existing competitors, particularly with an extensive distribution network, could have an adverse effect on Royal Wolf’s business, financial condition, results of operations and growth prospects. Also, continued service improvement by competitors may result in Royal Wolf’s customers using substitutes in place of some of Royal Wolf’s products. Royal Wolf may not always be able to match its competitors in both functionality and price, which could negatively impact Royal Wolf’s revenues. In addition, some of Royal Wolf’s unique products are the subject of patent applications only and there is no guarantee that those applications will become effective. If the patent applications do not become effective, there is a risk that Royal Wolf’s competitors could produce similar rival products, which may have an adverse effect on Royal Wolf.

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

Royal Wolf may face a tightening labor force and is subject to Workplace Health and Safety regulations.

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

Royal Wolf is also subject to Workplace Health and Safety regulations. If Royal Wolf is not able to maintain its working conditions to meet Workplace Health and Safety regulations it may impact Royal Wolf’s operations and ability to attract and retain workers and also result in contravention of those regulations, which may give rise to potential criminal and civil liability and also damage Royal Wolf’s brand and reputation.

Significant Risks Related Primarily to Our Leasing Operations in North America

General or localized economic downturns or weakness may adversely affect our customers, in particular those in the construction industry, which may reduce demand for our products and services and negatively impact our future revenues and results of operations.

A significant portion of our revenues in our North American Leasing operations is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the oil and gas and the construction industries. Although the variety of our products, the breadth of our customer base and the number of markets we serve throughout North America limit our exposure to economic downturns, general economic downturns or localized downturns in markets where we operate could reduce demand for our products, especially in the construction industry, and negatively impact our future revenues and results of operations. For example a significant downturn in the construction industry during the 2008 to 2011 period significantly reduced the utilization rate of our leased assets, and negatively impacted margins, cash flow, revenues and the overall results of operations.

Our North America Leasing operations significantly depend on spending by the oil and natural gas industry in the United States, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

Our North America Leasing operations significantly depend on the willingness of the oil and gas industry to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Declines in these expenditures, due to the low natural gas price environment or other factors, could result in project modification, delays or cancellations, general business disruptions, and delays in, or nonpayment of, amounts owed to us by customers. Expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may also cause the curtailment of spending, thereby reducing demand for our liquid storage tank containers and our fluid management services. Industry conditions are influenced by numerous factors and events over which we have no control and any of these factors or events that would result in the reduction of drilling activity could adversely affect our operating results and cash flows.

Because we have depended to a large extent on the success of our leasing operations, the failure to effectively and quickly remarket lease units that are returned could materially and adversely affect our results of operations.

Historically, our average monthly lease fleet utilization has averaged between 70% and 85%; with the typical lease term being for an average period of over twelve months. The high utilization rate and the length of the average lease have provided us with a predictable revenue stream. However, if utilization rates decline or should a significant number of our lease units be returned during any short period of time, we would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Our failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations.

Sales of modular buildings, mobile offices and container product units constitute a significant portion of our revenues and the failure to continue to sell units at historic rates could adversely affect our ability to grow our lease fleet.

Revenues from sales of modular buildings, mobile offices and container products have been used to fund increases in the size of our lease fleet. As a result, the failure to continue to sell a significant number of units may adversely affect our ability to increase the size of our lease fleet or to otherwise take advantage of business and growth opportunities available to us.

We may be brought into tort or environmental litigation or held responsible for cleanup of spills if the customer fails to perform, or an accident occurs in the use of our tank container products, which could materially adversely affect our business, future operating results or financial position.

Our portable liquid tank containers and containment products are used by customers to store non-hazardous and certain hazardous liquids on the customers’ site. Customers are responsible for proper operation of our fleet equipment while on lease and returning a cleaned and undamaged container upon completion of use, but we cannot always assure that these responsibilities are fully met in all cases. Our operations are subject to operational hazards, including accidents or equipment issues that can cause pollution and other damage to the environment. Hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, pollution and other damage to the environment, fires and hydrocarbon spills, may delay or halt operations at extraction sites which we service. These conditions can cause:

•	personal injury or loss of life;

•	liabilities from accidents by our fleet of trucks and other equipment;

•	damage to or destruction of property, equipment and the environment; and

•	the suspension of operations.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. We may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, the coverage provided by such insurance may be inadequate, or insurance premiums or other costs could make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

We face significant competition in the modular buildings and portable storage industries. We also face potentially significant competition from modular buildings companies who have portable storage product offerings, especially from several national competitors in the United States who have greater financial resources and pricing flexibility than we do. If we are unable to compete successfully, we could lose customers and our future revenues could decline.

Although our competition varies significantly by market, the modular buildings markets in which we compete are dominated by primarily two large participants and are highly competitive. In addition, we compete with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular building industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings have greater financial resources and pricing flexibility. If they focus on portable storage and are unable to compete successfully, we could lose customers and our future revenues and results of operations could decline.

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

Activity may decline in our second quarter months of November and December and our third quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, customer projects. The impact of these delays may be to decrease the number of frac tank containers on lease until companies are able to resume their projects when weather improves. These seasonal factors may impact our future quarterly results in each year’s second and third quarters.

Significant increases in raw material costs could increase our operating costs significantly and harm our future results of operations.

We purchase raw materials, including metals, lumber, siding and roofing and other products, to construct and modify modular buildings and to modify containers to its customers’ requirements. We also maintain a truck fleet to deliver units to and return units from customers. During periods of rising prices for raw materials, especially oil and fuel for delivery vehicles, and in particular when the prices increase rapidly or to levels significantly higher than normal, we may incur significant increases in operating costs and may not be able to pass price increases through to customers in a timely manner, which could harm our future results of operations.

Failure to retain key personnel could adversely affect our operations and could impede our ability to execute our business plan and growth strategy.

Our North American Leasing operations are managed largely by primarily eight existing officers, including Pac-Van’s President, Theodore M. Mourouzis. The continued success of our North American Leasing operations will depend largely on the efforts and abilities of Mr. Mourouzis and these senior managers. These officers and employees have an understanding of the industry that cannot be readily duplicated. Mr. Mourouzis has an employment agreement which is terminable under certain circumstances upon notice to or by him. The loss of any member of our North American Leasing senior management team could impair our ability to execute our business plan and growth strategy, cause a loss of customers, reduce revenues and adversely affect employee morale.

A key for success in the oil and gas industry in North America is our ability to continue to employ and retain skilled and unskilled personnel. Any difficulty we experience replacing or adding personnel could adversely affect our business.

We may not be able to find enough skilled and unskilled labor to meet our needs, which could limit our growth. The oil and gas business activity historically decreases or increases with the prices of oil and natural gas. We may have problems retaining and finding enough laborers in the future, particularly if the demand for our portable liquid containment products and fluid management services increases. Other factors may also inhibit our ability to find enough workers to meet our employment needs.

We believe that a key to our success in the oil and gas industry in North America is dependent upon our ability to continue to employ and retain skilled and unskilled personnel. Our inability to employ or retain personnel generally could have a significant adverse effect on our operations.

A substantial potion of the revenues of Lone Star are earned from less than 20 major customers and the loss of any one or more of these customers could adversely affect our results of operations.

Lone Star earns a substantial portion of its revenue from less than 20 major customers. One or more of these customers could cancel their leases and cease doing business with Lone Star for a variety of reasons beyond our control. The loss of one or more of these major customers could adversely affect our results of operations.

Failure by our manufacturers to sell and deliver products in a timely fashion may harm our reputation and financial condition.

We currently purchase new modular buildings and components, mobile offices and container products directly from manufacturers. Although we are not dependent on any one manufacturer and able to purchase products from a variety of suppliers, the failure of one or more of our suppliers to timely manufacture and deliver storage containers to us could adversely affect our operations. We purchase new modular buildings and components, mobile offices and storage containers under purchase orders issued to various manufacturers, which the manufacturers may or may not accept or be able to fill. We have no contracts with any supplier. If these suppliers do not timely fill our purchase orders, or do not properly manufacture the ordered products, our reputation and financial condition could be harmed.

Some zoning laws restrict the use of our storage units and therefore limit our ability to offer products in all markets.

Many of our customers use our storage units to store goods on their own properties. Local zoning laws in some of our markets prohibit customers from maintaining mobile offices or storage containers on their properties or require that mobile offices or storage containers be located out of sight from the street. If local zoning laws in one or more of our geographic markets were to ban or restrict our products from being stored on customers’ sites, our business in that market could suffer.

Significant Risks Related Primarily to Our Manufacturing Operations in North America at Southern Frac

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

Activity may decline in our second quarter months of November and December and our third quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, customer projects. The impact of these delays may be to decrease the number of frac tank containers sold until companies are able to resume their projects when weather improves. These seasonal factors may impact Southern Frac’s future operating results in each fiscal year’s second and third quarters.

Difficulties Associated with Fixed Capacity Levels

Southern Frac’s ability to increase manufacturing capacity may require significant investments in equipment and personnel. To the extent that we make investments to increase manufacturing capacity and demand for our products is not sustained, our results of operations and financial condition may be adversely affected. Conversely, if we choose not to make investments to increase manufacturing capacity, our ability to meet customer demand for our products and increase revenues may be adversely affected. Additionally, operating our facilities at near full capacity levels may cause us to incur labor costs at premium rates in order to meet customer requirements, experience increased maintenance expenses or require us to replace our machinery and equipment on an accelerated basis, each of which could cause our results of operations and financial condition to be adversely affected.

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

Significant Risks Related Primarily to Our Series C Preferred Shares

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

The terms of the revolving senior credit facility with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) limit the ability of our North American Leasing operations to upstream dividends to GFN that would be used to pay dividends on the Series C Preferred Stock. If the amount of the dividends payable on the Series C Preferred Stock exceeds the amount of the dividends our North American Leasing operations are permitted to pay GFN and GFN is unable to generate sufficient cash from its other subsidiaries for a dividend payment, GFN may not be able to make the required dividend payment on the Series C Preferred Stock. Our ability to pay dividends or make other payments to the holders of our Series C Preferred Shares will be adversely affected if the senior credit facility prohibits the payment of dividends to GFN.

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

Significant Risks Related Primarily to Our Senior Notes

The Senior Notes are not rated and the issuance of a credit rating could adversely affect the market price of the Senior Notes.

At their issuance, the Senior Notes were be rated by any credit rating agency. However, the Senior Notes may subsequently be rated by one or more of the credit rating agencies. If the Senior Notes are rated, the rating could be lower than expected, and such a rating could have an adverse effect on the market price of the Senior Notes. Furthermore, credit rating agencies revise their ratings from time to time and could lower or withdraw any rating issued with respect to the Senior Notes. Any real or anticipated downgrade or withdrawal of any ratings of the Senior Notes could have an adverse effect on the market price or liquidity of the Senior Notes.

Ratings reflect only the views of the issuing credit rating agency or agencies and are not recommendations to purchase, sell or hold any particular security, including the Senior Notes. In addition, ratings do not reflect market prices or suitability of a security for a particular investor, and any future rating of the Senior Notes may not reflect all risks related to us and our business or the structure or market value of the Senior Notes.

We are the sole obligor of the Senior Notes and our direct and indirect subsidiaries do not guarantee our obligations under the Senior Notes and do not have any obligation with respect to the Senior Notes. Furthermore, your right to receive payment on the Senior Notes will be structurally subordinated to the liabilities of our subsidiaries.

We are a holding company with no business operations or assets other than the capital stock of our direct and indirect subsidiaries. Consequently, we will be dependent on loans, dividends and other payments from these subsidiaries to make payments of principal and interest on the Senior Notes. However, our subsidiaries are separate and distinct legal entities, and they will have no obligation, contingent or otherwise, to pay the amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. Holders of the Senior Notes will not have any direct claim on the cash flows or assets of our direct and indirect subsidiaries.

The ability of our subsidiaries to pay dividends and make other payments to us will depend on their cash flows and earnings, which, in turn, will be affected by all of the factors discussed in our Annual Report on Form 10-K. The ability of our direct and indirect subsidiaries to pay dividends and make distributions to us may be restricted by, among other things, applicable laws and regulations and by the terms of the agreements into which they enter. If we are unable to obtain funds from our direct and indirect subsidiaries as a result of restrictions under their debt or other agreements, applicable laws and regulations or otherwise, we may not be able to pay cash interest or principal on the Senior Notes when due.

The Senior Notes are structurally subordinated to all indebtedness of our subsidiaries. While the indenture governing the Senior Notes will limit the indebtedness and activities of these subsidiaries, holders of indebtedness of, and trade creditors of, our subsidiaries, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to us, as direct or indirect shareholder. Accordingly, in the event that any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes:

•	the creditors of such subsidiary (including the holders of the Senior Notes) will have no right to proceed against such subsidiary’s assets; and

•	the creditors of such subsidiary, including trade creditors, will generally be entitled to payment in full from the sale or other disposal of assets of such subsidiary before we, as direct or indirect stockholder, will be entitled to receive any distributions from such subsidiary.

We may be unable to repurchase the Senior Notes upon a change of control.

In the event of a “change of control,” as defined in the indenture governing our Senior Notes, we must offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase. In the event that we are required to make such offer with respect to the Senior Notes, there can be no assurance that we would have sufficient funds available to purchase any Senior Notes, and we may be required to refinance the Senior Notes. There can be no assurance that we would be able to accomplish a refinancing or, if a refinancing were to occur, that it would be accomplished on commercially reasonable terms.

The revolving credit facilities of our subsidiaries prohibit us from repurchasing any of the Senior Notes, except under limited circumstances. The revolving credit facilities of our subsidiaries also provide that certain change of control events would constitute a default. In the event a change of control occurs at a time when we are prohibited from purchasing the Senior Notes, we could seek the consent of the lenders under the revolving credit facilities of our U.S. subsidiaries to purchase the Senior Notes. If we did not obtain such consent, we would remain prohibited from purchasing the Senior Notes. In this case, our failure to purchase would constitute an event of default under the indenture governing the Senior Notes.

We may not be able to generate sufficient cash to service all of our debt, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on, or to refinance our obligations under, our debt will depend on our financial and operating performance and that of our subsidiaries, which, in turn, will be subject to prevailing economic and competitive conditions and to financial and business factors, many of which may be beyond our control.

We may not maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek to obtain additional equity capital or restructure our debt. In the future, our cash flow and capital resources may not be sufficient for payments of interest on, and principal of, our debt, and such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. We may not be able to refinance any of our indebtedness or obtain additional financing, particularly because of our anticipated high levels of debt and the debt incurrence restrictions imposed by the agreements governing our debt, as well as prevailing market conditions. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The instruments governing our indebtedness restrict our ability to dispose of assets and use the proceeds from any such dispositions. We may not be able to consummate those sales, or if we do, at an opportune time, the proceeds that we realize may not be adequate to meet debt service obligations when due.

Changes in the credit markets could adversely affect the market price of the Senior Notes.

The market price for the Senior Notes will be based on a number of factors, including:

•	the prevailing interest rates being paid by other companies similar to us;

•	and the overall condition of the financial markets.

The condition of the credit markets and prevailing interest rates have fluctuated in the past and can be expected to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the price and liquidity of the Senior Notes.

An increase in market interest rates could result in a decrease in the relative value of the Senior Notes.

In general, as market interest rates rise, Senior Notes bearing interest at a fixed rate generally decline in value. Consequently, if you purchase these Senior Notes and market interest rates increase, the market values of your Senior Notes may decline. We cannot predict the future level of market interest rates.

We could enter into various transactions that could increase the amount of our outstanding debt, or adversely affect our capital structure or credit rating, or otherwise adversely affect holders of the Senior Notes.

Subject to certain exceptions relating to incurring certain liens or entering into certain sale and leaseback transactions, the terms of the Senior Notes do not prevent us from entering into a variety of acquisition, divestiture, refinancing, recapitalization or other highly leveraged transactions. As a result, we could enter into any such transaction even though the transaction could increase the total amount of our outstanding indebtedness, adversely affect our capital structure or credit rating or otherwise adversely affect the holders of the Senior Notes.

Redemption may adversely affect your return on the Senior Notes.

We have the right to redeem some or all of the Senior Notes prior to maturity. We may redeem the Senior Notes at times when prevailing interest rates may be relatively low compared to rates at the time of issuance of the Senior Notes. Accordingly, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the Senior Notes.

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

The following table shows information about our CSCs and other properties by country (Australia and New Zealand) at June 30, 2014 and we believe these properties are suitable and adequate:

Location	Functions/Uses	Year Established
Australia:
Adelaide	Leasing, on-site storage and sales	2006
Brisbane – Weyba Street Banyo	Leasing, on-site storage and sales	2005
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)	2008
South Brisbane – Musgrave Road Cooper Plains	Leasing, on-site storage and sales	2013
Cairns	Leasing, on-site storage and sales	2004
Canberra	Leasing, on-site storage and sales	2007
Melbourne East – Clayton	Leasing, on-site storage and sales	1997
Melbourne West – Sunshine	Leasing, on-site storage and sales	2005
Darwin	Leasing, on-site storage and sales	2010
Footscray	Leasing, and sales	2013
Geraldton	Leasing, on-site storage and sales	2007
Gold Coast	Leasing, on-site storage and sales	2005
Gosford – Central Coast	Leasing, on-site storage and sales	2009
Hobart	Leasing, on-site storage and sales	2008
Hornsby	Head office	1995
Sydney – Moorebank	Leasing, on-site storage and sales	2009
Sydney – St Marys	Leasing, on-site storage and sales	2011
Newcastle	Leasing, on-site storage and sales	2001
Perth North – Bayswater	Leasing, on-site storage and sales	2004
Perth South – Bibra Lake	Leasing, on-site storage and sales	2006
Perth – Bassendean	Fleet storage and overflow (not a CSC)	2013
Rockhampton	Leasing, on-site storage and sales	2013
Townsville	Leasing, on-site storage and sales	2005

New Zealand:
Auckland-Ormiston Rd (owned)	Regional head office and on-site storage (not a CSC)	2000
Auckland – Jarvis Way	Leasing, on-site storage and sales	2013
Christchurch	Leasing, on-site storage and sales	2002
Dunedin	Leasing, on-site storage and sales	2013
Hamilton	Leasing, on-site storage and sales	2010
Palmerston North	Leasing, on-site storage and sales	2012
Silverdale/Albany	Leasing, on-site storage and sales	2008
Tauranga/Bay of Plenty	Leasing, on-site storage and sales	2009
Wellington	Leasing, on-site storage and sales	2007

We lease all of the locations in our North American Leasing operations, except for Pac-Van’s corporate regional office (which is owned). Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our branches and other properties in North America as of June 30, 2014:

Location	Function/Uses	Year Established
United States:
Albany, GA	Leasing and sales	2012
Atlanta, GA	Leasing and sales	2008
Bakersfield, CA	Leasing and sales	2008
Charleston, WV	Leasing and sales	1998
Charlotte, NC	Leasing and sales	1999
Chicago, IL	Leasing and sales	1998
Cincinnati, OH	Leasing and sales	1997
Cleveland, OH	Leasing and sales	1995
Columbus, OH	Leasing and sales	1993
Dallas, TX	Leasing and sales	2008
Denver, CO	Leasing and sales	1999
Detroit, MI	Leasing and sales	2013
Elkhart, IN	Leasing and sales	2000
Elko, NV	Fleet storage	2012
Chino, CA	Leasing and sales	2008
Indianapolis, IN	Leasing and sales	1993
Indianapolis, IN (owned)	Corporate office	2011
Jacksonville, FL	Leasing and sales	2007
Kansas City, MO	Leasing and sales	2000
Kenedy, TX (a)	Leasing and sales	2014
Kermit, TX (b)	Leasing and sales	2014
Las Vegas, NV	Leasing and sales	1997
Louisville, KY	Leasing and sales	1994
Memphis, TN	Leasing and sales	1997
Nashville, TN	Leasing and sales	1996
New Brunswick, NJ (c)	Leasing and sales	2008
Orlando, FL	Leasing and sales	1997
Paducah, KY	Leasing and sales	2013
Phoenix, AZ (d)	Leasing and sales	1998
Pittsburgh, PA	Leasing and sales	1998
Salt Lake City, UT	Leasing and sales	2008
St. Louis, MO	Leasing and sales	1996
Toledo, OH	Leasing and sales	1996
Waterford City, ND	Fleet storage	2008
Canada:
Edmonton, AB (e)	Leasing and sales	2012
Calgary, AB	Leasing and sales	2013

(a)	There is another associated location in Karnes, TX, but it does not conduct leasing and sales.
(b)	There is another associated location in Goldsmith, TX, but it does not conduct leasing and sales.
(c)	Branch moved from Trenton, NJ to New Brunswick, NJ in 2013 while servicing the same market.
(d)	There is also a fleet maintenance and modification facility in the Phoenix, AZ area.
(e)	There is also a fleet maintenance and modification facility in this market.

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

	Common Stock
	High	Low
Year Ended June 30, 2014:
Fourth Quarter	$9.76	$7.76
Third Quarter	8.44	6.06
Second Quarter	6.53	5.43
First Quarter	5.80	4.70

Year Ended June 30, 2013:
Fourth Quarter	$4.69	$4.10
Third Quarter	5.14	4.35
Second Quarter	4.95	3.95
First Quarter	4.30	3.22

Record Holders

As of July 31, 2014, there were 107 holders of record of our common stock; however, we believe that there are thousands of beneficial owners.

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

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans, the 2006 Stock Option Plan and the 2009 Stock Incentive Plan, as of June 30, 2014:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,152,820	$5.03	121,860	(a)
Equity compensation plans not approved by security holders	—	—	—

Total	2,152,820	$5.03	121,860	(a)

(a)	Reduced by the issuance of 205,320 restricted (non-vested equity) shares.

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2014 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2010	2011	2012	2013	2014
Sales:
Lease inventories and fleet	$79,207	$92,687	$108,341	$103,003	$116,448
Manufactured units	—	—	—	19,140	19,647

	79,207	92,687	108,341	122,143	136,095
Leasing	77,102	89,577	103,898	123,400	151,010

	156,309	182,264	212,239	245,543	287,105

Operating income	3,575	9,781	26,245	29,491	40,041
Other expense, net	(13,792)	(15,681)	(12,143)	(9,883)	(13,272)

Income (loss) before provision for income taxes	(10,217)	(5,900)	14,102	19,608	26,769
Net income (loss)	(8,956)	(8,858)	8,742	11,413	15,149

Net income (loss) per common share:
Basic	$(0.64)	$(0.72)	$0.11	$0.16	$0.16
Diluted	(0.64)	(0.72)	0.11	0.16	0.15

Consolidated Balance Sheet Information:

	June 30,
	2010	2011	2012	2013	2014
Trade and other receivables, net	$27,449	$30,498	$35,443	$34,360	$61,474
Inventories	19,063	20,942	31,206	31,858	27,402
Lease fleet, net	188,410	220,095	259,458	290,165	396,552
Total assets	346,880	387,570	437,560	473,166	668,489

Trade payables and accrued liabilities	25,246	32,522	35,964	32,238	53,838
Senior and other debt	186,183	136,589	174,092	162,951	302,877
Total equity	101,734	191,892	193,997	234,141	257,885

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2014 and June 30, 2013. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2014 (a):
Revenues	$65,746	$65,629	$65,673	$90,057
Gross profit	7,278	7,551	8,204	10,059
Operating income	6,768	10,140	9,563	13,570
Net income	2,202	4,582	3,826	4,539

Net income per common share:
Basic	$0.02	$0.07	$0.04	$0.03
Diluted	0.02	0.07	0.04	0.03

For the Fiscal Year Ended June 30, 2013:
Revenues	$53,389	$63,352	$63,835	$64,967
Gross profit	6,410	7,367	6,949	8,349
Operating income	6,860	8,686	7,144	6,801
Net income	2,492	3,831	2,798	2,292

Net income per common share:
Basic	$0.04	$0.08	$0.03	$0.01
Diluted	0.04	0.08	0.03	0.01

(a) During the fourth quarter of the year ended June 30, 2014, we acquired substantially all of the assets and assumed certain of the liabilities of the affiliated companies, Lone Star Tank Rental, LP and KHM Rentals, LLC. Reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 of Notes to Consolidated Financial Statements for further discussion of this significant acquisition.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”) and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”); and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation , and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Background and Overview

We incorporated in Delaware on October 14, 2005 and completed our initial public offering (“IPO”) in April 2006. Our primary long-term strategy and business plan are to acquire and operate rental services and specialty finance businesses in North and South America, Europe and the Asia-Pacific (or Pan-Pacific) area.

On April 7, 2014, we, through Lone Star (our indirect wholly-owned subsidiary), closed our acquisition of substantially all of the assets and the assumption of certain of the liabilities of the affiliated companies, Lone Star Tank Rental, LP, based in Kermit, Texas, and KHM Rentals, LLC, based in Kenedy, Texas. As part of our North American leasing operations, Lone Star leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas. Reference is made to Note 4 of Notes to Consolidated Financial Statements for more information regarding this significant acquisition.

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above) , which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers).

We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two geographic leasing operations lease and sell their products through twenty customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand, thirty-one branch locations in the United States and two branch locations in Canada. As of June 30, 2014, we had 275 and 627 employees and 40,378 and 21,219 lease fleet units in the Asia-Pacific area and North America, respectively.

Our products primarily consist of the following:

Containers

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

Freight Containers. Freight containers are specifically designed for transport of products by road and rail. Our freight container products include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. Freight containers are only offered in the Asia-Pacific area and we consider them part of the mobile storage industry on a consolidated basis.

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

Other

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

Results of Operations

Year Ended June 30, 2014 (“FY 2014”) Compared to Year Ended June 30, 2013 (“FY 2013”)

The following compares our FY 2014 results of operations with our FY 2013 results of operations.

Revenues. Revenues increased $41.6 million, or 17%, to $287.1 million in FY 2014 from $245.5 million in FY 2013. This consisted of an increase of $8.4 million, or 5%, in revenues at Royal Wolf, an $18.0 million increase, or 25%, in revenues at Pac-Van, $14.7 million of additional revenues generated by Lone Star, which we acquired on April 7, 2014; and an increase of $0.5 million, or 3%, in manufacturing revenues from Southern Frac. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2014 versus FY 2013, significantly impacted the translation in FY 2014 of the total revenues at Royal Wolf when compared to FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 18% in FY 2014 from FY 2013. The average currency exchange rate of one Australian dollar during FY 2014 was $0.91832 U.S. dollar compared to $1.02725 U.S. dollar during FY 2013.

The revenue increase at Royal Wolf was primarily in the transport, government and defense sectors, where revenues increased by $20.8 million in FY 2014 from FY 2013, but were offset somewhat by decreases totaling $10.3 million in the manufacturing, removals (moving) and storage, consumer, construction and retailer sectors. At Pac-Van, the revenue increase in FY 2014 from FY 2013 was due primarily to increases in the commercial, mining and energy, industrial, retail, construction and education sectors where revenues increased between the periods by an aggregate of $20.4 million, offset somewhat by the government, services and other sectors where revenues decreased by $2.4 million. Lone Star’s revenues of $14.7 million were entirely in the mining and energy sector.

Sales and leasing revenues represented 44% and 56% of total non-manufacturing revenues, respectively, in FY 2014 and 45% and 55% of total non-manufacturing revenues, respectively, in FY 2013.

Sales during FY 2014 amounted to $136.1 million, as compared to $122.1 million during FY 2013, representing an increase of $14.0 million, or 11%. This consisted of an $8.6 million increase, or 11%, in sales at Royal Wolf, an increase in manufacturing sales of $0.5 million, or 3%, at Southern Frac and an increase of $4.9 million, or 21%, at Pac-Van. Overall, non-manufacturing sales increased by $13.5 million, or 13%, in FY 2014 from FY 2013. The increase at Royal Wolf was comprised of an increase of $15.2 million ($4.8 million increase due to higher unit sales, $13.8 million increase due to average price increases and a $3.4 million decrease due to foreign exchange movements) in the national accounts group and a decrease of $6.6 million ($6.4 million decrease due to foreign exchange movements, $2.3 million decrease due to average price decreases and a $2.1 million increase due to higher unit sales) in the CSC operations. Sales in the national accounts group during FY 2014 included over $11.0 million (over AUS$12.0 million) to one customer, a freight logistics company that operates a national rail network. The operating margin of the over AUS$12.0 million sales contract with this customer was below 10%. At Pac-Van, the higher sales in FY 2014 versus FY 2013 were primarily due to increases in the commercial, industrial, mining and energy and education sectors, which increased by an aggregate of $6.2 million, and were offset somewhat by decreases in the services, construction and government sectors totaling $1.6 million. At Southern Frac, portable liquid storage tank container sales in FY 2014 consisted of 568 units sold at an average sales price of approximately $34,600 per unit versus 577 units sold at an average sales price of approximately $33,200 per unit during FY 2013. Stronger drilling activity in Texas, offset substantially by a greater proportion of intercompany sales to Pac-Van and Lone Star, in FY 2014 when compared to FY 2013, were the primary reasons for the increase in manufacturing revenues.

Leasing revenues during FY 2014 totaled $151.0 million, as compared to $123.4 million during FY 2013, representing an increase of $27.6 million, or 22%. Leasing revenues increased by $27.8 million, or 57%, in our North American Leasing operations; consisting of an increase at Pac-Van of $13.1 million, or 27%, and Lone Star generated $14.7 million of leasing revenues during the fourth quarter of FY 2014. In the Asia-Pacific area, Royal Wolf’s leasing revenues decreased slightly by $0.2 million. In Australian dollars, however, FY 2014 leasing revenues at Royal Wolf actually increased by 12% from FY 2013.

At Royal Wolf, average utilization in the retail and the national accounts group operations were 85% and 75%, respectively, during FY 2014, an increase from 84% and 74% in FY 2013, respectively. The overall average utilization increased slightly in FY 2014 to 82.4% from 81.8% in FY 2013; and the average monthly lease rate of containers was AUS$177 in FY 2014 versus AUS$164 in FY 2013. Leasing revenues in FY 2014 increased over FY 2013 in local currency due primarily to the combination of higher monthly lease rates and the average monthly number of units on lease being more than 1,875 higher in FY 2014 as compared to FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods at Royal Wolf is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 79%, 83%, 85%, 69% and 73% and average monthly lease rates were $111, $275, $872, $243 and $824 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2014; as compared to 82%, 82%, 87%, 67% and 75% and $105, $262, $965, $236 and $843 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2013, respectively. The average composite utilization rate increased to 77% in FY 2014 from 76% in FY 2013, and the composite average monthly number of units on lease was nearly 3,200 higher in FY 2014 as compared to FY 2013. The strong utilization, higher average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the mining and energy, commercial, construction, industrial and retail sectors, which increased by an aggregate of $14.2 million.

During the fourth quarter of FY 2014, Lone Star’s average utilization rate was 87% and its average monthly lease rate was over $1,900.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $13.0 million from $75.1 million during FY 2013 to $88.1 million during FY 2014, as a result of the higher sales from our lease inventories and fleet discussed above. Our gross profit percentage from these non-manufacturing sales decreased to 24% in FY 2014 from 27% in FY 2013 due primarily to the lower margin on the sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $14.9 million, or approximately $26,200 per unit, versus $17.9 million in FY 2013, or approximately $31,100 per unit. FY 2013 included additional costs of $145,000 due to the purchase price allocation effect at Southern Frac of carrying the opening inventory on October 1, 2012 at fair value. Overall, efficiencies gained from improved systems and processes, including lower material costs, substantially reduced our average cost per unit during FY 2014 from FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our enhanced business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $16.5 million ($7.7 million of which was incurred at Lone Star during the fourth quarter of FY 2014), from $101.2 million during FY 2013 to $117.7 million during FY 2014, but remained at 41% as a percentage of revenues.

Depreciation and Amortization. Depreciation and amortization increased by $4.6 million to $26.4 million in FY 2014 from $21.8 million in FY 2013, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $12.0 million in FY 2014 was $1.0 million higher than the $11.0 million in FY 2013. This was primarily in North America where higher average borrowings in FY 2014 as compared to FY 2013 more than offset the lower weighted-average interest rate (which does not include the effect of the accretion of interest and amortization of deferred financing costs) of 4.1% in FY 2014 versus 4.8% in FY 2013. The weighted-average interest rate (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area of 5.7% in FY 2014 decreased from 6.1% in FY 2013 and this, along with the weakening Australian dollar to the U.S. dollar in FY 2014 versus FY 2013, effectively offset the comparatively higher average borrowings between periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $1.0161 at June 30, 2012, $0.9146 at June 30, 2013 and $0.9439 at June 30, 2014. In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains (losses) totaled $(272,000) and $229,000 and $217,000 and $(628,000), respectively.

Income Taxes. Our effective income tax rate was 43.4% in FY 2014 and 41.8% in FY 2013. The effective rate is greater than the U.S. federal rate primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. The increase in the effective income tax rate in FY 2014 when compared to FY 2013 was due primarily to the effect of the increase to the federal statutory rate used from 34% to 35% as a result of our increased domestic taxable income.

Preferred Stock Dividends. In FY 2014, we paid $3.5 million on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) issued in May 2013 (see Note 3 of Notes to Consolidated Financial Statements).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $7.8 million and $7.7 million in FY 2014 and FY 2013, respectively. The greater profitability at Royal Wolf in FY 2014 as compared to FY 2013 was substantially offset by the translation effect of the weaker Australian dollar to the U.S. dollar in FY 2014 versus FY 2013.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $3.9 million in FY 2014 was $0.4 million more than the $3.5 million in FY 2013 primarily as a result of greater operating profit in both North America and the Asia-Pacific area, offset somewhat by overall higher interest expense, a higher effective income tax rate and increased preferred stock dividend payments.

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

	Year Ended June 30,
	2010	2011	2012	2013	2014
Net income (loss)	$(8,956)	$(8,858)	$8,742	$11,413	$15,149
Add —
Provision (benefit) for income taxes	(1,261)	2,958	5,360	8,195	11,620
Foreign currency exchange loss (gain) and other	(1,948)	(4,125)	(443)	(1,028)	1,372
Interest expense	15,974	20,293	12,743	10,969	11,952
Interest income	(234)	(487)	(157)	(58)	(52)
Depreciation and amortization	19,619	19,165	18,924	22,241	27,127
Impairment of goodwill	7,633	5,858	—	—	—
Share-based compensation expense	629	693	901	1,316	1,938
Shares of RWH capital stock issued at IPO to Royal Wolf board of directors and executive management	—	369	—	—	—
Provision for shares of RWH capital stock to be purchased and awarded to Royal Wolf senior management team	—	802	—	—	—
Loyalty, past performance and successful IPO bonus to Royal Wolf executive and senior management team	—	1,311	—	—	—

Adjusted EBITDA	$31,456	$37,979	$46,070	$53,048	$69,106

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

Liquidity and Financial Condition

Though we have raised capital at the corporate level to primarily assist in the funding of acquisitions and lease fleet expenditures, as well as for general purposes, our operating units substantially fund their operations through secured bank credit facilities that require compliance with various covenants. These covenants require our operating units to, among other things, maintain certain levels of interest or fixed charge coverage, EBITDA (as defined), utilization rate and overall leverage.

Leasing Operations

Prior to May 8, 2014, Royal Wolf had an approximately $121,000,000 (AUS$101,000,000 and NZ$29,200,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which was secured by substantially all of the assets of our Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Effective May 8, 2014, Royal Wolf refinanced the ANZ Credit Facility to, among other things, increase the maximum borrowing capacity to $165,183,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share is $99,110,000 (AUS$105,000,000) and CBA’s proportionate share is $66,073,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $117,988,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $47,195,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012 Pac-Van entered into a new $120,000,000, five-year senior secured revolving credit facility with a syndicate led by Wells Fargo, that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). On February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate. Further, on April 7, 2014, in conjunction with the acquisition of Lone Star, and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower.

The Wells Fargo Credit Facility effectively not only finances our North American leasing operations, but also the funding requirements for the Series C Preferred Stock, the term loan with Credit Suisse AG, Singapore Branch and the public offering of unsecured senior notes (see below). The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse AG, Singapore Branch or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00 and the dividends are paid no earlier than ten business days prior to the date they are due.

Manufacturing Operations

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

Corporate

On March 31, 2014, we entered into a $25,000,000 facility agreement with Credit Suisse AG, Singapore Branch (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly, and that all principal and interest will mature two years from the date that we borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

On June 18, 2014, we completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000, which represented 100% of the principal amount and included the underwriters’ full exercise of their over-allotment option of $9,000,000. Net proceeds were $69,069,000, after deducting underwriting discounts and offering costs of approximately $2,931,000. The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between us and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between us and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014. We used $68,600,000 of the net proceeds (plus an additional $4,000,000 of GFN corporate cash on hand) to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility, pursuant to the requirement that at least 80% of the gross proceeds, or $57,600,000, be used for that purpose in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes.

The Senior Notes rank equally in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The Senior Notes are effectively subordinated to any of our existing and future secured debt, to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all existing and future liabilities of our subsidiaries and are not guaranteed by any of our subsidiaries. We may, at our option, prior to July 31, 2017, redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed plus any additional amount required by the Indenture. In addition, we may from time to time redeem up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes in control, as defined, we must offer to purchase the Senior Notes.

We may, at our option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% of the principal amount of the Senior Notes (and which declines on each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes.

As of June 30, 2014, our required principal and other obligations payments for the years ending June 30, 2015 and the subsequent three fiscal years are as follows (in thousands):

	Year Ending June 30,
	2015	2016	2017	2018
ANZ/CBA Credit Facility	$—	$—	$—	$111,270
Wells Fargo Credit Facility	—	—	—	81,483
Wells Fargo SF Credit Facility	495	215	215	—
Credit Suisse Term Loan	—	25,000	—	—
Senior Notes	—	—	—	—
Other	3,873	3,580	1,165	1,262

	$4,368	$28,795	$1,380	$194,015

Reference is made to Note 5 of Notes to Consolidated Financial Statements for further discussion of our senior and other debt.

On May 17, 2013, we completed a public offering of 350,000 shares of the Series C Preferred Stock and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500, 000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. Among other things, we used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under the Wells Fargo Credit Facility (pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose) and $1,295,000 to redeem our Series A 12.5% Cumulative Preferred Stock (“Series A Preferred Stock”). With the satisfaction of the 80% gross proceeds requirement, Pac-Van is permitted to pay intercompany dividends to GFN to fund the dividend requirements of the Series C Preferred Stock (see above).

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

	Year Ended June 30,
	2013	2014
Net cash provided by operating activities	$34,892	$51,548

Net cash used in investing activities	$(69,710)	$(163,585)

Net cash provided by financing activities	$35,218	$112,909

Operating activities. Our operations provided net cash flow of $51.5 million during FY 2014, an increase of $16.6 million from the $34.9 million of operating cash flow provided during FY 2013. Net income of $15.1 million in FY 2014 was $3.7 million higher than the net income of $11.4 million in FY 2013 and our operating cash flows increased by $3.4 million in FY 2014 from the management of operating assets and liabilities when compared to FY 2013. Operating cash flows in FY 2014 increased by $5.6 million over FY 2013 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $28.4 million in FY 2014 versus $22.8 million in FY 2013. In addition, net unrealized losses (gains) from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results, but are non-cash add-backs for cash flow purposes, were $0.9 million in FY 2014 versus $(0.7) million in FY 2013; an increase of $1.6 million. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $9.8 million in FY 2014 and $7.1 million in FY 2013. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2014 and FY 2013, operating cash flows were reduced by gains on the sales of lease fleet of $7.2 million and $6.0 million, and enhanced by non-cash share-based compensation charges of $1.9 million and $1.3 million, respectively.

Investing Activities. Net cash used by investing activities was $163.6 million during FY 2014, as compared to $69.7 million during FY 2013, an increase use of cash of $93.9 million. Purchases of property, plant and equipment, or rolling stock, were $7.2 million in FY 2014, a decrease of $1.3 million from the $8.5 million in FY 2013; but net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were approximately $65.8 million in FY 2014 as compared to $47.6 million in FY 2013, an increase of $18.2 million. The increase in FY 2014 net capital expenditures from FY 2013 was due to primarily container lease fleet purchases of $44.3 million in FY 2014 in North America as compared to $24.6 million in FY 2013, an increase of $19.7 million; whereas net capital expenditures in the Pan Pacific totaled $21.5 million in FY 2014 versus $23.0 million in FY 2013, a decrease of $1.5 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2014, we made seven business acquisitions (two in the Pan Pacific and five in North America) for cash totaling $90.7 million (see Note 4 of Notes to Consolidated Financial Statements), as compared to eight acquisitions (three in the Pan Pacific and five in North America) in FY 2013 for cash of $14.6 million.

Financing Activities. Net cash provided by financing activities was $112.9 million during FY 2014, as compared to $35.2 million provided during FY 2013, an increase of $77.7 million. In FY 2014, in the Asia-Pacific area, we completely repaid the ANZ Credit Facility for $113.6 million and entered into the new ANZ/CBA Credit Facility; as compared to FY 2013 where, in North America, we fully repaid the PNC Credit Facility for $79.2 million (see “Liquidity and Financial Condition” above). In FY 2014, cash provided from financing activities included borrowings of $25.0 million from the Credit Suisse Term Loan, $72.0 million from the Senior Notes and $143.0 million on the existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2013, cash provided from financing activities included net proceeds of $37.5 million from the successful public offering of our Series C Preferred Stock and $8.2 million from issuances of our common stock (as a result of exercises of warrants and options), of which $44.0 million of these proceeds were used to reduce indebtedness at Pac-Van and $1.3 million used to redeem our Series A Preferred Stock. We also incurred deferred financing costs of $4.3 million in FY 2014 and $1.5 million in FY 2013 in connection with the senior and other debt transactions discussed above. In FY 2014 we paid preferred stock dividends of $3.5 million, versus only $0.2 million if FY 2013, an increase of $3.3 million, due primarily to the issuance of our Series C Preferred Stock in May 2013; and in both FY 2014 and FY 2013, Royal Wolf paid capital stock dividends of $4.7 million to noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements).

Asset Management

Receivables and inventories were $61.5 million and $27.4 million at June 30, 2014 and $34.4 million and $31.9 million at June 30, 2013, respectively. At June 30, 2014, days sales outstanding (“DSO”) in trade receivables were 43 days and 67 days in the Asia-Pacific area and in our North American leasing operations, as compared to 44 days and 50 days at June 30, 2013, respectively. The higher DSO at June 30, 2014 from June 30, 2013 in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers, which is customary in the industry. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $396.6 million at June 30, 2014 from $290.2 million at June 30, 2013. At June 30, 2014, we had 61,597 units (20,056 units in retail operations in Australia, 10,610 units in national account group operations in Australia, 9,712 units in New Zealand, which are considered retail; and 21,219 units in North America) in our lease fleet, as compared 54,259 units (19,685 units in retail operations in Australia, 10,455 units in national account group operations in Australia, 9,043 units in New Zealand, which are considered retail; and 15,076 units in North America) at June 30, 2013. At those dates, 50,050 units (16,624 units in retail operations in Australia, 7,704 units in national account group operations in Australia, 8,892 units in New Zealand, which are considered retail; and 16,830 units in North America); and 42,262 units (16,054 units in retail operations in Australia, 6,756 units in national account group operations in Australia, 8,052 units in New Zealand, which are considered retail; and 11,400 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,990 storage and freight containers and 4,388 portable building containers at June 30, 2014; and 35,284 storage and freight containers and 3,899 portable building containers at June 30, 2013. At those dates, units on lease were comprised of 29,800 storage and freight containers and 3,420 portable building containers; and 28,192 storage and freight containers and 2,670 portable building containers, respectively.

In North America, the lease fleet was comprised of 10,531 storage containers, 1,858 office containers (GLOs), 3,234 portable liquid storage tank containers, 4,591 mobile offices and 1,005 modular units at June 30, 2014; and 7,273 storage containers, 1,530 office containers (GLOs), 586 portable liquid storage tank containers, 4,703 mobile offices and 984 modular units at June 30, 2013. At those dates, units on lease were comprised of 8,150 storage containers, 1,572 office containers, 2,868 portable liquid storage tank containers, 3,462 mobile offices and 778 modular units; and 5,711 storage containers, 1,216 office containers, 524 portable liquid storage tank containers, 3,235 mobile offices and 714 modular units, respectively.

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

Seasonality

Although demand from certain customer segments can be seasonal, our operations as a whole are not seasonal to any significant extent. We experience a reduction in sales volumes at Royal Wolf during Australia’s summer holiday break from mid-December to the end of January, followed by February being a short working day month. However, this reduction in sales typically is counterbalanced by the increased lease revenues derived from the removals or moving and storage industry, which experiences its seasonal peak of personnel relocations during this same summer holiday break. Demand from some of Pac-Van’s customers can be seasonal, such as in the construction industry, which tends to increase leasing activity in the first and fourth quarters; while customers in the retail industry tend to lease more units in the second quarter. Our business at Lone Star and Southern Frac, which is significantly derived from the oil and gas industry, may decline in our second quarter months of November and December and our third quarter months of January and February. These months may have lower activity in parts of the country where inclement weather may delay, or suspend, customer projects. The impact of these delays may be to decrease the number of frac tank containers on lease until companies are able to resume their projects when weather improves.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include four operating units (Royal Wolf, Pac-Van, Lone Star and Southern Frac) and our goodwill was allocated between these four reporting units. We performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is likely less than the carrying amount, the quantitative two-step impairment test process discussed above would be applied. As of June 30, 2013 and 2014, we determined that it was not likely that the fair values of the goodwill of our operating units were less than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Prior to July 1, 2012, we reviewed intangibles (those assets resulting from acquisitions) annually for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process required the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of June 30, 2013 and 2014, we determined that it was not likely that the fair values of intangible assets were less than their carrying amounts.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (1992), we concluded that our internal control over financial reporting was effective as of June 30, 2014. We excluded from our design and assessment of internal control over financial reporting Lone Star, which we acquired on April 7, 2014 (effective April 1, 2014), and whose total assets, net assets, total revenues and pretax income constituted approximately 18%, 31%, 5% and 13%, respectively, of our consolidated financial statement amounts as of and for the year ended June 30, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

Other information required by this Item is incorporated herein by reference to information included in the Proxy Statement.

Item 11. Executive Compensation

Information required by this Item is incorporated herein by reference to information included in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated herein by reference to information included in the Proxy Statement

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated herein by reference to information included in the Proxy Statement

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

(b) Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).

3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).

3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).

3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).

4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

Exhibit No.	Exhibit Description

4.5	Form of 8.125% Senior Note due 2021 (included as Exhibit A to Exhibit 4.2 above) (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

10.1	Employment Agreement dated February 11, 2009 between General Finance Corporation and Ronald F. Valenta 2006 (incorporated by reference to Exhibit 10.15 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

10.2	2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.3	Employment Agreement dated October 5, 2010 with Theodore M. Mourouzis (incorporated by reference to Registrant’s Form 8-K filed October 5, 2010).

10.4	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.5	Voluntary Escrow Deed dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.6	Separation Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.7	Letter Agreement re Put Option dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.8	Payoff Letter dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.9	Credit and Security Agreement dated October 1, 2012 by and among Southern Frac, LLC, a Texas limited liability company (“Southern Frac”), GFN Manufacturing, GFN and Wells Fargo Bank, National Association (“Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.10	Security Agreement dated October 1, 2012 by and between GFN Manufacturing and Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.11	Continuing Guaranty dated October 1, 2012 by GFN Manufacturing in favor of Wells Fargo”) (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.12	Limited Continuing Guaranty dated October 1, 2012 by GFN in favor of Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.13	Subordination Agreement dated October 1, 2012 by and between GFN Manufacturing and Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.14	Subordination Agreement dated October 1, 2012 by and between GFN and Wells Fargo (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

10.15	First Amendment dated February 22, 2013 to Credit and Security Agreement by and among Southern Frac, LLC, GFN Manufacturing Corporation, General Finance Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.16	Amended and Restated Subordination Agreement dated February 22, 2013 by and between Shane Boston and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.17	Second Amendment dated June 26, 2013 among GFN, GFNMC, Southern Frac and Wells Fargo entered into that certain Credit and Security Agreement dated as of October 1, 2012 (incorporated by reference to Registrant’s Form 8-K filed June 28, 2013).

10.18	Third Amendment dated September 5, 2013 among GFN, GFNMC, Southern Frac and Wells Fargo Bank, NA to that certain Credit and Security Agreement dated as of October 1, 2012 (incorporated by reference to Registrant’s Form 8-K filed September 10, 2013).

10.19	Facility Agreement dated March 31, 2014 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed April 4, 2014).

10.20	Amended and Restated Asset Purchase Agreement dated as April 4, 2014 by and among KHM Rentals, LLC, Lone Star Tank Rental L.P., the Principals listed in Exhibit A attached hereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.21	Amended and Restated Credit Agreement dated April 7, 2014 by and among Wells Fargo Bank, National Association, HSBC Bank USA, N.A., certain other lenders parties thereto, Pac-Van, Inc., and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

Exhibit No.	Exhibit Description

10.22	Stockholders Agreement dated April 7, 2014 by and among General Finance Corporation and the stockholders of General Finance Corporation parties thereto (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.23	Pledge Agreement dated April 7, 2014 by and among Bobby Herricks, Justin Herricks, General Finance Corporation and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.24	Non-Negotiable Promissory Note dated April 7, 2014 in the original principal amount of $5,000,000 by Lone Star Inc. held by KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.25	Continuing Guaranty dated April 7, 2014 of GFN North America Corp. in favor of KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.26	ANZ Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Trading Australia Pty Limited (“Royal Wolf Australia”), Royalwolf Trading New Zealand Limited (“Royal Wolf New Zealand”), Australia and New Zealand Banking Group Limited (“ANZ”) and ANZ Bank New Zealand Limited (“ANZ New Zealand”) (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.27	CBA Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Australia, Royal Wolf New Zealand and Commonwealth Bank of Australia (“CBA”) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.28	Deed Poll dated May 7, 2014 entered into among ANZ, ANZ New Zealand, CBA, Royal Wolf Australia and Royal Wolf New Zealand (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.29	Amendment No. 1 among Pac-Van, Lone Star, Wells Fargo Bank, National Association, HSBC Bank USA, NA and Capital One Business Credit Corp. (incorporated by reference to Registrant’s Form 8-K filed May 29, 2014).

10.30	Employment Agreement dated May 30, 2014 between Royal Wolf Trading Australia Pty Limited and Robert Allan (incorporated by reference to Registrant’s Form 8-K filed June 4, 2014)

10.31	Fourth Amendment dated June 10, 2014 among GFN, GFNMC, Southern Frac and Wells Fargo entered into that certain Credit and Security Agreement dated as of October 1, 2012 (incorporated by reference to Registrant’s Form 8-K filed June 11, 2014).

10.32	Limited Continuing Guaranty (incorporated by reference to Registrant’s Form 8-K filed June 11, 2014).

10.33	Underwriting Agreement dated June 11, 2014 between Sterne, Agee & Leach, Inc., as representative of the several underwriters, and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed June 16, 2014).

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta	September 12, 2014
Name: Ronald F. Valenta
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 12, 2014

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 12, 2014

/s/ James B. Roszak James B. Roszak	Lead Independent Director	September 12, 2014

/s/ David M. Connell David M. Connell	Director	September 12, 2014

/s/ Manuel Marrero Manuel Marrero	Director	September 12, 2014

/s/ Susan L. Harris Susan L. Harris	Director	September 12, 2014

/s/ Larry D. Tashjian Larry D. Tashjian	Director	September 12, 2014

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

We have audited the accompanying consolidated balance sheets of General Finance Corporation and Subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/loss, equity and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Crowe Horwath LLP

Sherman Oaks, California

September 12, 2014

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2013	June 30, 2014
Assets
Cash and cash equivalents	$6,278	$5,846
Trade and other receivables, net of allowance for doubtful accounts of $2,275 and $3,848 at June 30, 2013 and 2014, respectively	34,360	61,474
Inventories	31,858	27,402
Prepaid expenses and other	5,571	9,919
Property, plant and equipment, net	19,840	30,614
Lease fleet, net	290,165	396,552
Goodwill	68,692	93,166
Other intangible assets, net	16,402	43,516

Total assets	$473,166	$668,489

Liabilities
Trade payables and accrued liabilities	$32,238	$53,838
Income taxes payable	496	1,136
Unearned revenue and advance payments	15,764	14,480
Senior and other debt	162,951	302,877
Deferred tax liabilities	27,576	38,273

Total liabilities	239,025	410,604

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,542 and $40,722 at June 30, 2013 and 2014, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 24,330,257 and 25,657,257 shares issued and outstanding at June 30, 2013 and 2014, respectively	2	3

Additional paid-in capital	120,146	128,030

Accumulated other comprehensive income (loss)	(906)	1,915

Accumulated deficit	(19,179)	(11,786)

Total General Finance Corporation stockholders’ equity	140,163	158,262

Equity of noncontrolling interests	93,978	99,623

Total equity	234,141	257,885

Total liabilities and equity	$473,166	$668,489

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2013	2014
Revenues
Sales:
Lease inventories and fleet	$103,003	$116,448
Manufactured units	19,140	19,647

	122,143	136,095
Leasing	123,400	151,010

	245,543	287,105

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	75,135	88,139
Manufactured units	17,933	14,864
Direct costs of leasing operations	46,755	55,078
Selling and general expenses	54,418	62,612
Depreciation and amortization	21,811	26,371

Operating income	29,491	40,041

Interest income	58	52
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $229 and $(219) in 2013 and 2014, respectively)	(10,969)	(11,952)
Foreign currency exchange gain (loss) and other	1,028	(1,372)

	(9,883)	(13,272)

Income before provision for income taxes	19,608	26,769

Provision for income taxes (includes provision (benefit) from AOCI reclassifications of $96 and $(95) in 2013 and 2014, respectively)	8,195	11,620

Net income	11,413	15,149

Preferred stock dividends	(153)	(3,489)
Noncontrolling interest	(7,715)	(7,756)

Net income attributable to common stockholders	$3,545	$3,904

Net income per common share:
Basic	$0.16	$0.16
Diluted	0.16	0.15

Weighted average shares outstanding:
Basic	22,160,101	24,631,284
Diluted	22,633,702	25,643,565

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,
	2013	2014
Net income	$11,413	$15,149

Other comprehensive income (loss):
Fair value change in derivative, net of ineffective portion of cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $229 and $(219) in 2013 and 2014, respectively (which includes reclassifications to the statement of operations of the related income tax provision (benefit) of $96 and $(95) in 2013 and 2014, respectively); and net of income tax provision (benefit) of $13 and $(40) in 2013 and 2014, respectively	31	(1)

Cumulative translation adjustment	(13,373)	5,908

Total comprehensive income (loss)	(1,929)	21,056

Allocated to noncontrolling interests	(1,088)	(10,842)

Comprehensive income allocable to General Finance Corporation stockholders	$(3,017)	$10,214

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at July 1, 2012	$1,395	$2	$112,865	$5,809	$(22,877)	$97,194	$96,803	$193,997
Share-based compensation	—	—	1,022	—	—	1,022	294	1,316
Preferred stock dividends	—	—	(153)	—	—	(153)	—	(153)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(4,678)	(4,678)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(418)	(418)
Noncontrolling interest at acquisition of Southern Frac	—	—	—	—	—	—	889	889
Issuance of 2,045,292 shares of common stock on exercises of stock options and warrants	—	—	8,162	—	—	8,162	—	8,162
Issuance of 750 shares of cumulative preferred stock	750	—	—	—	—	750	—	750
Conversion of 750 shares of cumulative preferred stock to 150,000 shares of common stock	(750)	—	750	—	—	—	—	—
Redemption of 25,900 shares of cumulative preferred stock	(1,295)	—	—	—	—	(1,295)	—	(1,295)
Issuance of 400,000 shares of redeemable perpetual preferred stock, net of offering expenses	40,000	—	(2,500)	—	—	37,500	—	37,500
Grant of 115,000 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	3,698	3,698	7,715	11,413
Fair value change in derivative, net of related tax effect	—	—	—	16	—	16	15	31
Cumulative translation adjustment	—	—	—	(6,731)	—	(6,731)	(6,642)	(13,373)

Total comprehensive income	—	—	—	—	—	(3,017)	1,088	(1,929)

Balance at June 30, 2013	40,100	2	120,146	(906)	(19,179)	140,163	93,978	234,141
Share-based compensation	—	—	1,501	—	—	1,501	437	1,938
Preferred stock dividends	—	—	(3,489)	—	—	(3,489)	—	(3,489)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(4,660)	(4,660)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(974)	(974)
Issuance of 1,230,012 shares of common stock at acquisition of Lone Star	—	1	9,864	—	—	9,865	—	9,865
Issuance of 6,668 shares of common stock	—	—	8	—	—	8	—	8
Grant of 90,320 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	7,393	7,393	7,756	15,149
Fair value change in derivative, net of related tax effect	—	—	—	(1)	—	(1)	—	(1)
Cumulative translation adjustment	—	—	—	2,822	—	2,822	3,086	5,908

Total comprehensive income	—	—	—	—	—	10,214	10,842	21,056

Balance at June 30, 2014	$40,100	$3	$128,030	$1,915	$(11,786)	$158,262	$99,623	$257,885

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income	$11,413	$15,149
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(115)	(45)
Gain on sales of lease fleet	(5,991)	(7,200)
Gain on bargain purchase of businesses	(160)	—
Unrealized foreign exchange loss (gain)	272	(217)
Unrealized loss (gain) on forward exchange contracts	(820)	939
Unrealized loss (gain) on interest rate swaps and options	(149)	219
Depreciation and amortization	22,241	27,127
Amortization of deferred financing costs	751	544
Accretion of interest	(176)	721
Share-based compensation expense	1,316	1,938
Deferred income taxes	7,086	9,772
Changes in operating assets and liabilities:
Trade and other receivables, net	3,100	(16,807)
Inventories	1,889	14,228
Prepaid expenses and other	(2,490)	(2,923)
Trade payables, accrued liabilities and unearned revenues	(3,329)	7,491
Income taxes	54	612

Net cash provided by operating activities	34,892	51,548

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,649)	(90,695)
Release of restrictions on cash	1,000	—
Proceeds from sales of property, plant and equipment	242	247
Purchases of property, plant and equipment	(8,523)	(7,154)
Proceeds from sales of lease fleet	28,030	28,616
Purchases of lease fleet	(75,591)	(94,356)
Other intangible assets	(219)	(243)

Net cash used in investing activities	(69,710)	(163,585)

Cash flows from financing activities:

Repayments of equipment financing activities	(290)	(74)
Repayment of senior credit facility and subordinated note	(79,175)	(113,633)
Proceeds from senior and other debt borrowings, net	77,095	143,015
Proceeds from issuances of 8.125% senior notes	—	72,000
Proceeds from term loan borrowings	—	25,000
Deferred financing costs	(1,530)	(4,284)
Proceeds from issuances of common stock	8,162	8
Purchases of subsidiary capital stock by subsidiary	(418)	(974)
Dividends on capital stock by subsidiary	(4,678)	(4,660)
Redemption of cumulative preferred stock	(1,295)	—
Proceeds from issuance of redeemable perpetual preferred stock, net of offering expenses	37,500	—
Preferred stock dividends	(153)	(3,489)

Net cash provided by financing activities	35,218	112,909

Net increase in cash	400	872

Cash and equivalents at beginning of period	7,085	6,278

The effect of foreign currency translation on cash	(1,207)	(1,304)

Cash and equivalents at end of period	$6,278	$5,846

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$10,657	$10,284
Income taxes	1,130	1,491

Non-cash investing and financing activities (see Note 4):

On October 1, 2012, the Company issued convertible cumulative preferred stock of $750 and a noninterest-bearing seller holdback note discounted to $1,502 as part of the consideration for a business acquisition.

On April 7, 2014, the Company issued common stock of $9,865 and noninterest-bearing seller holdback notes discounted to $7,937 as part of the consideration for a business acquisition. In addition, discounted working capital and other adjustments totaled $9,616.

The Company included holdback amounts (not including the seller holdback notes discussed above) totaling $936 and $1,126 as part of the consideration for business acquisitions during the year ended June 30, 2013 and 2014, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

The Company does business in three distinct, but related industries, mobile storage, modular space and liquid containment (which is collectively referred to as the “portable services industry”), in two geographic areas; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices) and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our North American leasing operations, and Southern Frac (which manufactures portable liquid storage tank containers).

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through June 30, 2014, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Unless otherwise indicated, references to “FY 2013” and “FY 2014” are to the fiscal years ended June 30, 2013 and 2014, respectively.

Certain reclassifications have been made to the FY 2013 presentation, the most significant being a revised segment presentation in Note 12.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of FASB ASC Topic 280 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it has two separately reportable geographic areas that include four operating segments, North America (leasing and manufacturing, including corporate headquarters) and the Asia-Pacific area (the leasing operations of Royal Wolf).

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

Inventories

Inventories are stated at the lower of cost or fair value (net realizable value) and consist of primarily finished goods for containers, modular buildings and mobile offices held for sale or lease; as well as raw materials, work in-process and finished goods of manufactured portable liquid storage tank containers. Costs for leasing operations are assigned to individual items on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location; while costs for manufactured units are determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion, are estimated and are deducted from the estimated selling price to establish net realizable value. Inventories are comprised of the following (in thousands):

	June 30,
	2013	2014
Finished goods	$27,357	$24,157
Work in-process	1,680	2,011
Raw materials	2,821	1,234

	$31,858	$27,402

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2013	2014
Land	—	$2,181	$2,423
Building and improvements	10 — 40 years	3,943	4,608
Transportation and plant equipment (including capital lease assets)	3 — 20 years	22,605	34,934
Furniture, fixtures and office equipment	3 — 10 years	5,142	7,286
Construction in-process		87	134

		33,958	49,385
Less accumulated depreciation and amortization		(14,118)	(18,771)

		$19,840	$30,614

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2013 and 2014, the gross costs of the lease fleet were $332,435,000 and $453,362,000, respectively.

Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2013 and 2014.

Goodwill

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. Goodwill recorded from acquisitions of businesses under asset purchase agreements is deductible for income tax purposes over 15 years, even though goodwill is not amortized for financial reporting purposes. The Company operates two reportable geographic areas and the vast majority of goodwill recorded was in the acquisitions of Royal Wolf, Pac-Van, Southern Frac and Lone Star. The Company performed an annual impairment test on goodwill at year end using the two-step process required under FASB ASC Topic 350. The first step was a screen for potential impairment, while the second step measured the amount of the impairment, if any, by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill.

Effective July 1, 2012, the Company adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for the Company to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in the Company’s market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If the Company did determine that fair value is likely less than the carrying amount, the quantitative two-step impairment test process discussed above would be applied. As of June 30, 2013 and 2014, the Company determined that it was not likely that the fair values of the goodwill of its operating units were less than their respective carrying amounts.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the balance of goodwill was as follows (in thousands):

	June 30,
	2013	2014
Beginning of year	$68,449	$68,692
Additions to goodwill	3,790	23,608
Other adjustments, primarily foreign translation effect (a)	(3,547)	866
Impairment of goodwill	—	—

End of year	$68,692	$93,166

(a)	Includes a $70 adjustment in FY 2014 to reduce the goodwill recorded from the acquisition of Southern Frac in FY 2013 as a result of pre-acquisition claims subsequent to June 30, 2013 that reduced the seller’s holdback note.

Intangible Assets

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method.

Intangible assets consist of the following (in thousands):

	June 30,
	2013	2014
Trademark and trade name	$2,928	$5,427
Customer base and lists	30,540	50,735
Non-compete agreements	7,523	13,611
Deferred financing costs	1,991	7,080
Other	1,605	1,951

	44,587	78,804
Less accumulated amortization	(28,185)	(35,288)

	$16,402	$43,516

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. As of June 30, 2013 and 2014, the Company determined that it was not likely that the fair values of intangible assets were less than the carrying amounts.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2014 is as follows (in thousands):

Year Ending June 30,
2015	$8,774
2016	8,850
2017	6,938
2018	3,626
2019	2,463
Thereafter	7,438

$38,089

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2013 and FY 2014 were $1,582,000 and $1,638,000, respectively.

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

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2014, prepaid advertising costs were approximately $35,000. There were no prepaid adverting costs at June 30, 2013. Advertising costs expensed were approximately $3,646,000 and $3,164,000 for FY 2013 and FY 2014, respectively.

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $502,000 and $1,244,000 in FY 2013 and FY 2014, respectively.

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

	Year Ended June 30,
	2013	2014
Basic	22,160,101	24,631,284
Assumed exercise of stock options	473,601	1,012,281

Diluted	22,633,702	25,643,565

Potential common stock equivalents totaling 1,696,997 and 1,140,539 for FY 2013 and FY 2014, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718) –Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period (ASU 2014-12). The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effects of ASU 2014-12 on its financial statements and disclosures, if any.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. By the expiration date of June 25, 2013, the Company had received total net proceeds of $8,154,000 during the fiscal year ended June 30, 2013 from exercises of these warrants that resulted in the issuance of 2,038,626 shares of GFN common stock. Of these net proceeds, $8,000,000 was used to reduce indebtedness at Pac-Van under its senior credit facility (see Note 5).

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at June 30, 2013 and June 30, 2014, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

In connection with an acquisition during the year ended June 30, 2011, the Company issued 110 shares of Series B Preferred Stock with a liquidation value of $110,000 that is redeemable in three annual installments from the dates of issuance. As a result, the value of these shares, which totaled $37,000 at June 30, 2013 and were fully redeemed in FY 2014, were classified as a liability in the consolidated balance sheet under the caption “Senior and other debt.”

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

Series C Preferred Stock

On May 17, 2013, the Company completed a public offering of 350,000 shares of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”), liquidation preference $100.00 per share, and on May 24, 2013, the underwriters exercised their overallotment option to purchase an additional 50,000 shares. Proceeds from the offering totaled $37,500,000, after deducting the underwriting discount of $2,000,000 and offering costs of $500,000. The Company used $36,000,000 of the net proceeds to reduce indebtedness at Pac-Van under its senior credit facility, pursuant to the requirement that at least 80% of the gross proceeds, or $32,000,000, be used for that purpose in order to permit the payment of intercompany dividends to GFN to fund any dividends declared on the Series C Preferred Stock (see Note 5) and also used $1,295,000, plus accrued dividends, of the net proceeds to redeem the 25,900 shares of the Series A Preferred Stock. Subsequently, the shares of the Series A Preferred Stock were cancelled.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series C Preferred Stock is listed on the NASDAQ Stock Market under the symbol “GFNCP.”

Dividends

As of June 30, 2014, since issuance, dividends paid or payable totaled $61,000 for the Series B Preferred Stock.

As of June 30, 2014, since issuance, dividends paid totaled $3,480,000 for the Series C Preferred Stock.

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

On September 17, 2012, the Company, through Pac-Van, purchased the business of Container Connection, LLC (“Container Connection”) for $1,499,000, which included a holdback note of $172,000. Container Connection leases and sells containers in Albany, Georgia and Orlando, Florida.

On October 1, 2012, the Company, through GFNMC, acquired 90% of the membership interests of Southern Frac for $6,899,000; which included a noninterest-bearing holdback note of $2,000,000 payable over three years (discounted to $1,502,000 at the date of acquisition). Funding for this acquisition included $2,000,000 from borrowings under a new $15,000,000 senior credit facility with Wells Fargo Bank, National Association (“Wells Fargo” – see Note 5) and $750,000 from the issuance of 750 shares of Series C Convertible Preferred Stock (see Note 3). In conjunction with the acquisition of Southern Frac, GFNMC entered into an agreement with the 10% noncontrolling interest holder for a call option that provides that for the period commencing on April 1, 2013 through October 1, 2017, GFNMC may purchase the noncontrolling interest for an initial price of $1,500,000, with incremental increases of $250,000 for each of the subsequent seven six-month periods. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas.

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

On March 1, 2013, the Company, through Pac-Van, purchased the business of Alberta Container Services, Inc. (“ACS”) for $1,788,000 (C$1,836,000), which included a holdback amount of $352,000 (C$364,000). ACS leases and sells containers in Alberta, Canada.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocations for the acquisitions in FY 2013 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Southern Frac October 1, 2012	Coral Seas Containers November 5, 2012	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Restricted cash	$1,000	$—	$—	$1,000
Trade and other receivables	3,085	14	210	3,309
Inventories	2,296	528	1,538	4,362
Prepaid expenses and other	342	—	16	358
Property, plant and equipment	2,998	107	332	3,437
Lease fleet	—	3,649	2,305	5,954
Accounts payables and accrued liabilities	(6,211)	(177)	(121)	(6,509)
Unearned revenue and advance payments	—	(8)	(111)	(119)
Senior and other debt	(47)	—	—	(47)
Noncontrolling interest	(889)	—	—	(889)

Total net tangible assets acquired, liabilities assumed and noncontrolling interest	2,574	4,113	4,169	10,856
Fair value of intangible assets acquired:
Non-compete agreement	71	580	281	932
Customer lists	1,112	295	621	2,028
Trade name	387	—	—	387
Backlog	74	—	—	74
Goodwill	2,681	630	409	3,720

Total intangible assets acquired	4,325	1,505	1,311	7,141

Total purchase consideration	$6,899	$5,618	$5,480	$17,997

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Rockhampton Container Sales and Container Connection resulting in estimated bargain purchase gains of $55,000 and $105,000, respectively. These gains have been recorded as non-operating income in the accompanying consolidated statements of operations.

FY 2014 Acquisitions

On August 1, 2013, the Company, through Pac-Van, purchased the business of Harper’s Hot Shot Service, Inc. (“Harper’s Hot Shot”) for $3,267,000, which included a holdback amount of $148,000. Harper Hot Shot leases and sells containers and is located in Paducah, Kentucky.

On September 6, 2013, the Company, through Pac-Van, purchased the business of Canadian Storage Containers Inc. (“Canadian Storage”) for $1,527,000 (C$1,602,000), which included a holdback amount of $258,000 (C$271,000). Canadian Storage leases and sells containers and is located in Calgary, Alberta, Canada.

On September 10, 2013, the Company, through Royal Wolf, purchased the businesses of Intermodal Solutions Pty Ltd, Kookaburra Containers Pty Ltd, Kookaburra Containers WA Pty Ltd, Kookaburra Containers Victoria Pty Ltd, Pack and Secure Pty Ltd and Intermodal Solutions Holdings Pty Ltd, (collectively “Intermodal Kookaburra”) for $5,231,000 (AUS$5,680,000), which included a holdback amount of $368,000 (AUS$400,000). Intermodal Kookaburra, among other things, leases and sells freight and storage containers in the Asia-Pacific area.

On October 31, 2013, the Company, through Royal Wolf, purchased the business of DBCS Containers Limited (“DBCS”) for $333,000 (AUS$351,000), which included a holdback amount of $33,000 (AUS$35,000). DBCS leases and sells containers and is located in Auckland, New Zealand.

On November 7, 2013, the Company, through Pac-Van, purchased the business of Pinnacle Rental & Supply, LLC (“Pinnacle Rental”) for $6,179,000, which included a holdback amount of $293,000. Pinnacle Rental leases portable liquid storage tank containers from Boaz, Alabama.

On December 20, 2013, the Company, through Pac-Van, purchased the business of Mark Rumpke Mobile Storage, Inc. (“Rumpke”) for $284,000, which included a holdback amount of $26,000. Rumpke leases and sells containers and is located in Cincinnati, Ohio.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 7, 2014, effective April 1, 2014, the Company, through GFNNA, acquired substantially all the assets and assumed certain liabilities of the affiliated companies, Lone Star Tank Rental LP, based in Kermit, Texas, and KHM Rentals, LLC, based in Kenedy, Texas, for a total purchase consideration of $102,418,000. At the date of acquisition, the affiliated entities were merged into the Company’s indirect wholly-owned subsidiary, Lone Star. Also on April 7, 2014, the Company, primarily through Pac-Van and Lone Star, amended and restated the senior credit facility with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) (see Note 5) as part of the financing for the acquisition. The purchase consideration consisted of (i) $75,000,000 in cash, (ii) $9,865,000 for 1,230,012 shares of GFN common stock (the number of shares was agreed to based on a value of $8.13 per share, which was the average of the closing market price during the 15-day trading period ending April 2, 2014), (iii) $5,000,000 (discounted to $3,694,000 at the date of acquisition) payable over five years for a non-compete agreement, (iv) $5,000,000 (discounted to $4,243,000 at the date of acquisition) payable over two years for a general indemnity holdback and (v) $10,481,000 (discounted to $9,616,000 at the date of acquisition) payable during the fiscal year ending June 30, 2015 for working capital and other adjustments. The Company funded the cash portion of the consideration using $50,000,000 of availability under the senior credit facility with a syndicate led by Wells Fargo, as amended, and $25,000,000 from a term loan with Credit Suisse AG, Singapore Branch (see Note 5).

The allocations for the acquisitions in FY 2014 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Intermodal Kookaburra September 10, 2013	Pinnacle Rental November 7, 2013	Lone Star April 7, 2014	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$14,968	$164	$15,132
Inventories	496	50	6,035	1,046	7,627
Prepaid expenses and other	—	—	122	6	128
Property, plant and equipment	50	—	7,291	390	7,731
Lease fleet	3,479	5,271	33,338	2,213	44,301
Accounts payables and accrued liabilities	(76)	—	(3,609)	(41)	(3,726)
Unearned revenue and advance payments	(35)	(99)	—	(133)	(267)
Senior and other debt	—	—	(1,238)	—	(1,238)
Deferred income taxes	—	—	—	(974)	(974)

Total net tangible assets acquired and liabilities assumed	3,914	5,222	56,907	2,671	68,714
Fair value of intangible assets acquired:
Non-compete agreement	385	231	5,000	207	5,823
Customer lists/relationships	83	184	17,900	427	18,594
Trade name	—	—	2,500	—	2,500
Goodwill	849	542	20,111	2,106	23,608

Total intangible assets acquired	1,317	957	45,511	2,740	50,525

Total purchase consideration	$5,231	$6,179	$102,418	$5,411	$119,239

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Southern Frac acquisition in FY 2013 is deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2013 is not as it relates to non-domestic acquisitions. In FY 2014, the goodwill recognized in the Harper’s Hot Shot, Canadian Storage, Intermodal Kookaburra and DBCS acquisitions is not deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2014 is deductible.

The Company incurred approximately $1,024,000 during FY 2013 and $1,175,000 during FY 2014 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Lone Star and do not reflect the operating results of Lone Star prior to the acquisition date. The following unaudited pro forma information for FY 2014 and FY 2013 assumes the acquisition of Lone Star occurred at the beginning of the periods presented (in thousands, except per share data):

	Year Ended June 30,
	2013	2014
	(Unaudited)
Revenues	$279,580	$325,821
Net income	15,959	19,494
Net income attributable to common stockholders	8,091	8,249

Pro forma net income per common share:
Basic	$0.35	$0.32
Diluted	0.34	0.31

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of the Company. In addition, they do not consider any potential impacts of current market conditions on revenues, any staff or related expense increases or efficiencies or asset dispositions. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable as a result of the application of the purchase method of accounting and consist primarily of adjustments to depreciation and amortization of the fixed assets and identifiable intangible assets acquired, as well as to the interest expense on senior and other debt borrowings, along with the related income tax effect. Revenues and net income for Lone Star since the date of acquisition in FY 2014 totaled $14,658,000 and $1,990,000, respectively. The FY 2013 and FY 2014 operating results of all other acquisitions prior to their respective dates of acquisition were not included in the pro forma results as they were not considered significant.

Note 5. Senior and Other Debt

Royal Wolf Senior Credit Facility

Prior to May 8, 2014, Royal Wolf had an approximately $121,000,000 (AUS$101,000,000 and NZ$29,200,000) senior credit facility with Australia and New Zealand Banking Group Limited (“ANZ”), which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries (the “ANZ Credit Facility”). Effective May 8, 2014, Royal Wolf refinanced the ANZ Credit Facility to, among other things, increase the maximum borrowing capacity to $165,183,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share is $99,110,000 (AUS$105,000,000) and CBA’s proportionate share is $66,073,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $117,988,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $47,195,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (BBSY) or New Zealand (BKBM), plus a margin of 1.10% - 1.85% per annum on the Facility A and 1.35% - 2.15% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At June 30, 2014, the 30-day and 90-day BBSY and BKBM was 2.7233% and 2.7550% and 3.48% and 3.69%, respectively.

The ANZ/CBA Credit Facility also includes a $2,832,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of three times EBITDA, as defined.

As of June 30, 2014, total borrowings (all under Facility A) and availability under the ANZ/CBA Credit Facility totaled $111,270,000 (AUS$117,883,000) and $23,345,000 (AUS$24,732,000), respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.9439 U.S. dollar and one New Zealand dollar to $0.9327 Australian dollar at June 30, 2014.

North American Leasing Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012 Pac-Van entered into a new $120,000,000, five-year senior secured revolving credit facility with a syndicate led by Wells Fargo, that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”).

On February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate. Further, on April 7, 2014, in conjunction with the acquisition of Lone Star (see Note 4), and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). The Wells Fargo Credit Facility effectively not only finances the Company’s North American leasing operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse AG, Singapore Branch (see below) and the public offering of unsecured senior notes.

The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse AG, Singapore Branch or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00 and the dividends are paid no earlier than ten business days prior to the date they are due.

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%; and, subject to certain conditions, the amount that may be borrowed may increase by $20,000,000 to a maximum of $220,000,000. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities, including the cessation of involvement of Ronald F. Valenta, the Company’s chairman of the board and chief executive officer, in the operations and management of GFN, Pac-Van or Lone Star as a director or officer.

At June 30, 2014, borrowings and availability under the Wells Fargo Credit Facility totaled $81,483,000 and $77,814,000, respectively.

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

At June 30, 2014, borrowings outstanding and availability under the Wells Fargo SF Credit Facility totaled $925,000 and $6,523,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Suisse Term Loan

On March 31, 2014, the Company, at the corporate level, entered into a $25,000,000 facility agreement with Credit Suisse AG, Singapore Branch (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star (see Note 4) and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly, and that all principal and interest will mature two years from the date that the Company borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

8.125% Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000, which represented 100% of the principal amount and included the underwriters’ full exercise of their over-allotment option of $9,000,000. Net proceeds were $69,069,000, after deducting underwriting discounts and offering costs of approximately $2,931,000. The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014. The Company used $68,600,000 of the net proceeds (plus an additional $4,000,000 of GFN corporate cash on hand) to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility, pursuant to the requirement that at least 80% of the gross proceeds, or $57,600,000, be used for that purpose in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes.

The Senior Notes rank equally in right of payment with all of the Company’s existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The Senior Notes are effectively subordinated to any of the Company’s existing and future secured debt, to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all existing and future liabilities of the Company’s subsidiaries and are not guaranteed by any of the Company’s subsidiaries.

The Company may, at its option, prior to July 31, 2017, redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed plus any additional amount required by the Indenture. In addition, the Company may from time to time redeem up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experience specific kinds of changes in control, as defined, it must offer to purchase the Senior Notes.

The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% of the principal amount of the Senior Notes (and which declines on each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0.

The Senior Notes are listed on the NASDAQ Stock Market under the symbol “GFNSL.”

Other

Other debt totaled $12,199,000 at June 30, 2014.

At June 30, 2014, the Company was in compliance with the financial covenants under its senior credit facilities.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average interest rate in the Asia-Pacific area was 6.1% and 5.7% in FY 2013 and FY 2014, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.8% and 4.1% in FY 2013 and FY 2014, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Senior and other debt consisted of the following at June 30, 2013 and 2014 (in thousands):

	June 30,
	2013	2014
ANZ Credit Facility	$91,503	$—
ANZ/CBA Credit Facility	—	111,270
Wells Fargo Credit Facility	64,036	81,483
Wells Fargo SF Credit Facility	3,800	925
Credit Suisse Term Loan	—	25,000
Senior Notes	—	72,000
Other	3,612	12,199

	$162,951	$302,877

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2014 were as follows (in thousands):

Year Ending June 30,
2015	$4,368
2016	28,795
2017	1,380
2018	194,015
2019	1,347
Thereafter	72,972

$302,877

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

Type of Derivative Contract	Balance Sheet Classification	Derivative - Fair Value (Level 2)
		June 30, 2013	June 30, 2014
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,210	$1,535
Forward-Exchange Contracts	Trade payables and accrued liabilities	—	230
Forward-Exchange Contracts	Trade and other receivables	713	—

Type of Derivative Contract	Statement of Operations Classification	Year Ended June 30, 2013	Year Ended June 30, 2014
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$149	$(219)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	820	(939)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2013 and FY 2014 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2013 and FY 2014, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain (loss) of $229,000 and $(219,000), respectively.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2013 and June 30, 2014, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2013		June 30, 2014
	Swap	Option (Cap)	Swap	Option
Notional amounts	$45,730	$—	$47,195	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.87%	—	2.72%	—
Fair Value of Combined Contracts	$(1,210)	$—	$(1,535)	$—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2013, there were 43 open forward exchange and two participating forward contracts that mature between July 2013 and November 2013; and as of June 30, 2014, there were 58 open forward exchange contracts that mature between July 2014 and April 2015, as follows (dollars in thousands):

	June 30, 2013		June 30, 2014
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$17,003	$3,000	$14,405	$—
Exchange/Strike Rates (AUD to USD)	0.9077 – 1.0234	0.9262	0.8774 – 0.93357	—
Fair Value of Combined Contracts	$692	$21	$(230)	$—

In FY 2013 and FY 2014, net unrealized and realized foreign exchange gains (losses) totaled $(272,000) and $229,000, and $217,000 and $(628,000) respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes at June 30, 2014 was determined based on a Level 1 input and for its senior credit facilities at June 30, 2013 and 2014, determined based on Level 3 inputs, including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2013 and 2014 was determined to be approximately $156,098,000 and 291,781,000, respectively. The Company also determined that the fair value of its other debt of $3,612,000 and $12,199,000 at June 30, 2013 and 2014, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% our consolidated revenues or trade receivables during and at the periods presented. However, in North America a significant portion of the Company’s business activity is with companies in the construction and oil and gas industries. Revenues and receivables from the construction industry totaled $24,953,000 and $4,177,000 during FY 2013 and at June 30, 2013, respectively; and $26,915,000 and $5,229,000 during FY 2014 and at June 30, 2014, respectively. In our North American leasing operations, revenues of $28,423,000 and receivables of $23,276,000 during FY 2014 and at June 30, 2014 were from the oil and gas industry. In addition, substantially all of the Company’s North American manufacturing business at Southern Frac during FY 2013 and FY 2014 were from the oil and gas industry.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to its leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $945,000 and $1,090,000 and $2,994,000 and $1,464,000 for FY 2013 and FY 2014, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2013 and FY 2014 was $(118,000) and $43,000, respectively.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2013	2014
North America	$(2,270)	$6,609
Asia-Pacific	21,878	20,160

	$19,608	$26,769

The provision for income taxes consisted of the following (in thousands):

	Year Ended June 30,
	2013	2014
Current:
U.S. Federal	$—	$—
State	—	—
Foreign	496	1,427

	496	1,427

Deferred:
U.S. Federal	3,322	4,431
State	391	506
Foreign	3,986	5,256

	7,699	10,193

	$8,195	$11,620

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2013	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$11,212	$7,292
Accrued compensation and other benefits	1,505	2,151
Allowance for doubtful accounts	405	1,038

Total deferred tax assets	13,122	10,481
Valuation allowance	—	—

Net deferred tax assets	13,122	10,481

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(38,631)	(44,894)
Deferred revenue and expenses	(2,067)	(3,860)

Total deferred tax liabilities	(40,698)	(48,754)

Net deferred tax liabilities	$(27,576)	$(38,273)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2014, the Company had a U.S. federal net operating loss carryforward of $33,114,000, which expires if unused during fiscal years 2021 – 2032, and state net operating loss carryforwards of $19,497,000, which will begin expiring in fiscal year 2019. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, the available deduction of the net operating loss carryforward of $10,300,000 is generally limited to approximately $2,500,000 on a yearly basis.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2013 and 2014.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	Year Ended June 30,
	2013	2014
Federal statutory rate	34.0%	35.0%
Adjustments to federal statutory rate in current year (a)	—	2.2
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	7.8	6.2

Effective tax rate	41.8%	43.4%

(a)	Represents an adjustment of $594,000 in FY 2014 to deferred taxes prior to July 1, 2014.

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $110,000 in both FY 2013 and FY 2014.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $84,000 in both FY 2013 and FY 2014. The services agreement was terminated by the Company effective June 30, 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $64,000 and $33,000 during FY 2013 and FY 2014, respectively; and equipment and other services purchased by Pac-Van from these affiliated entities totaled $3,000 in FY 2013. There were no such purchases in FY 2014.

The premises of Pac-Van’s Las Vegas branch is owned by and currently leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. Rental payments on this lease totaled $116,000 and $118,000 during FY 2013 and FY 2014, respectively.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At June 30, 2014, 121,860 shares remain available for grant.

On January 31, 2013 (“January 2013 Grant”), the Company granted options to three key employees of Southern Frac to purchase a total of 70,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $4.95 per share. The January 2013 Grant consists of 40,000 performance-based options that vest over 43.5 months, subject to performance conditions based on achieving cumulative EBITDA and indebtedness targets for the fiscal years ending June 30, 2013 - 2015, and 30,000 time-based options that vest over five years.

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

In FY 2013, the weighted-average fair value of the stock options granted to officers and key employees was $3.23, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.45% - 1.65%, an expected life of 7.5 years, an expected volatility of 73.1% - 77.5% and no expected dividend.

On June 19, 2014 (the “June 2014 Grant”), the Company granted time-based options to 13 key employees of Pac-Van to purchase 45,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $9.25 per share. The options under the June 2014 Grant vest over 39 months from the date of grant. The weighted-average fair value of the stock options in the June 2014 Grant was $6.35, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.18%, an expected life of 7.5 years, an expected volatility of 69.6% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2014, the weighted-average fair value of the stock options granted to non-employee consultants was $5.11, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.17% - 2.35%, an expected life of 7.9 - 9.0 years, an expected volatility of 69.6% and no expected dividend.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity and related information for FY 2013 and FY 2014 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2012	1,843,664	$4.96
Granted	348,500	4.56
Exercised	(6,666)	1.22
Forfeited or expired	(14,900)	1.06

Outstanding at June 30, 2013	2,170,598	$4.93	6.8

Vested and expected to vest at June 30, 2013	2,170,598	$4.93	6.8

Exercisable at June 30, 2013	916,924	$7.18	4.6

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,170,598	$4.93
Granted	45,000	9.25
Exercised	(6,668)	1.22
Forfeited or expired	(56,110)	5.10

Outstanding at June 30, 2014	2,152,820	$5.03	5.6

Vested and expected to vest at June 30, 2014	2,152,820	$5.03	5.6

Exercisable at June 30, 2014	1,091,694	$6.76	4.2

At June 30, 2014, outstanding time-based options and performance-based options totaled 1,208,950 and 943,870, respectively. Also at that date, the Company’s market price for its common stock was $9.50 per share, which was above the exercise prices of all of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $8,390,000. Share-based compensation of $5,277,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2014. At that date, there remains $1,347,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.2 years.

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

On June 7, 2013, the Company granted a total of 115,000 non-vested equity shares to seven officers and key employees of GFN, Pac-Van and Southern Frac at a value equal to the closing market price of the Company’s common stock as of that date, or $4.43 per share. The non-vested equity shares are subject to performance conditions based on achieving adjusted EBITDA and return of capital targets for the fiscal years ending June 30, 2014 and 2015 and would be expected to vest 39 months from the date of grant.

On December 5, 2013, the Company granted a total of 18,295 non-vested equity shares to the five non-employee members of the Company’s Board of Directors at a value equal to the closing market price of the Company’s common stock as of that date, or $6.15 per share, which vest one year from the date of grant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 11, 2014, the Company granted a total of 3,424 non-vested equity shares to a non-employee member of the Company’s Board of Directors at a value equal to the closing market price of the Company’s common stock as of that date, or $6.571 per share, which vest one year from the date of grant.

On June 19, 2014, the Company granted a total of 68,601 non-vested equity shares to 17 officers and key employees of GFN, Southern Frac and Lone Star at a value equal to the closing market price of the Company’s common stock as of that date, or $9.25 per share. The non-vested equity shares are subject to performance conditions based on achieving adjusted EBITDA and return of capital targets for the fiscal years ending June 30, 2015 and 2016 and would be expected to vest 30 months from the date of grant.

Share-based compensation of $248,000 related to non-vested equity shares and has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2014. At that date, there remains $1,032,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 2.25 years, 0.49 years, 0.66 years and 2.5 years for the June 7, 2013, December 5, 2013, February 11, 2014 and June 19, 2014 non-vested equity grants, respectively.

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

As of June 30, 2014, the Royal Wolf Board of Directors has granted 1,359,000 performance rights to key management personnel under the LTI Plan. In FY 2013 and FY 2014, share-based compensation of $488,000 and $840,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cancellable operating lease rentals at June 30, 2014 are payable as follows (in thousands):

Year Ending June 30,
2015	$7,845
2016	5,335
2017	3,961
2018	3,199
2019	2,269
Thereafter	4,637

$27,246

Rental expense on non-cancellable operating leases was $8,802,000 and $9,989,000 in FY 2013 and FY 2014, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2014 are as follows (in thousands):

Year Ending June 30,
2015	$13,334
2016	3,640
2017	1,596
2018	925
2019	758
Thereafter	675

$20,928

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

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2013	2014
Trade payables	$18,439	$23,344
Checks written in excess of bank balance	253	1,548
Payroll and related	6,693	9,670
Taxes, other than income	1,130	1,772
Fair value of interest swap and option and forward currency exchange contacts	1,210	1,003
Accrued interest	236	1,765
Deferred consideration	628	11,303
Other accruals	3,649	3,433

	$32,238	$53,838

Note 12. Segment Reporting

Due to the acquisition of Lone Star in the fourth quarter of FY 2014, the Company re-evaluated the identification of its reportable segments under ASC Topic 280 (see Note 2). As a result of this evaluation, the Company added Lone Star as an operating segment and, along with Pac-Van, includes it as a part of the North American leasing operations. Southern Frac, which is also an operating segment, is the Company’s North American manufacturing operations and,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

along with the North American leasing operations, forms the North America geographic segment. These changes to our reporting segments are consistent with the way management evaluates the performance of operations, develops strategy and allocates capital resources. All prior period disclosures have been adjusted conform to the new presentation.

We have two geographic areas that include four operating segments; the Asia-Pacific area, consisting of the leasing operations of Royal Wolf, and, as discussed above, North America, consisting of the combined leasing operations of Pac-Van and Lone Star, and the manufacturing operations of Southern Frac. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. In managing the Company’s business, senior management focuses on primarily growing its leasing revenues and operating cash flow (EBITDA), and investing in its lease fleet through capital purchases and acquisitions.

The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	Year Ended June 30, 2014
	North America						Asia – Pacific Leasing	Consolidated
	Leasing			Manufacturing	Corporate and Intercompany Adjustments	Total
	Pac-Van	Lone Star	Combined
Revenues:
Sales	$31,516	$—	$31,516	$48,287	$(31,419)	$48,384	$87,711	$136,095
Leasing	62,359	14,658	77,017	—	—	77,017	73,993	151,010

	$93,875	$14,658	$108,533	$48,287	$(31,419)	$125,401	$161,704	$287,105

Share-based compensation	$312	$1	$313	$81	$686	$1,080	$858	$1,938

Depreciation and amortization	$7,928	$2,656	$10,584	$993	$(227)	$11,350	$15,777	$27,127

Operating income	$13,323	$4,311	$17,634	$6,079	$(11,248)	$12,465	$27,576	$40,041

Interest income	$—	$—	$—	$—	$—	$—	$52	$52

Interest expense	$3,402	$812	$4,214	$614	$809	$5,637	$6,315	$11,952

Additions to long-lived assets	$45,295	$16,717	$62,012	$695	$(5,407)	$57,300	$44,210	$101,510

	At June 30, 2014
Long-lived assets	$175,890	$55,438	$231,328	$5,820	$(6,987)	$230,161	$197,005	$427,166

Goodwill	$36,832	$20,111	$56,943	$2,681	$—	$59,624	$33,542	$93,166

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended June 30, 2013
	North America				Asia – Pacific Leasing	Consolidated
	Leasing (Pac-Van)	Manufacturing	Corporate and Intercompany Adjustments	Total
Revenues:
Sales	$23,836	$31,669	$(12,529)	$42,976	$79,167	$122,143
Leasing	49,226	—	—	49,226	74,174	123,400

	$73,062	$31,669	$(12,529)	$92,202	$153,341	$245,543

Share-based compensation	$259	$28	$447	$734	$582	$1,316

Depreciation and amortization	$6,154	$681	$10	$6,845	$15,396	$22,241

Operating income	$8,403	$607	$(6,646)	$2,364	$27,127	$29,491

Interest income	$—	$—	$2	$2	$56	$58

Interest expense	$3,943	$365	$398	$4,706	$6,263	$10,969

Additions to long-lived assets	$33,722	$3,464	$(1,799)	$35,387	$48,727	$84,114

	At June 30, 2013
Long-lived assets	$138,691	$5,887	$(1,807)	$142,771	$167,234	$310,005

Goodwill	$34,206	$2,751	$—	$36,957	$31,735	$68,692

Intersegment net revenues related to the sales of portable liquid storage containers from Southern Frac to the North American leasing operations totaled $12,529,000 and $28,640,000 during FY 2013 and FY 2014, respectively, and intrasegment net revenues related to the sales of portable liquid storage containers from Pac-Van to Lone Star totaled $2,779,000 during the fourth quarter of FY 2014.

Note 13. Subsequent Events

On July 1, 2014, the Company, through Pac-Van, purchased the business of Black Angus Steel & Supply Co. (“Black Angus”) for approximately $5,150,000, which included the issuance of 16,002 shares of GFN common stock and holdback amounts of $1,515,000. Black Angus leases and sells containers out of two locations in Texas.

On July 17, 2014, the Board of Directors of the Company declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2014 through July 30, 2014, and is payable on July 31, 2014 to holders of record as of July 30, 2014.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2013	2014
	(in thousands)
Cash and cash equivalents	$3,152	$102
Receivables, net	6	—
Property and equipment, net	5	3
Other assets	262	4,341
Investment and intercompany accounts	139,799	253,648

Total Assets	$143,224	$258,094

Accounts payable, accrued and other liabilities	$1,035	$1,641
Senior and other debt	37	97,000
Other deferred credits	1,989	1,191
General Finance Corporation stockholders’ equity	140,163	158,262

Total Liabilities and Stockholders’ Equity	$143,224	$258,094

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2014
	(in thousands)
General and administrative expenses	$4,726	$5,605

Equity in earnings of subsidiaries	3,216	3,184
Intercompany income	6,070	9,824
Interest expense	(398)	(809)
Other income, net	2	—

	8,890	12,199

Income before income taxes	4,164	6,594
Income tax provision (benefit)	466	(799)

Net income attributable to stockholders	3,698	7,393
Preferred stock dividends	153	3,489

Net income attributable to common stockholders	$3,545	$3,904

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2014
Cash flows from operating activities:
Net income attributable to stockholders	$3,698	$7,393
Equity in earnings of subsidiaries	(3,216)	(3,184)
Depreciation and amortization	41	33
Share-based compensation expense	447	686
Deferred income taxes	466	(799)
Changes in operating assets and liabilities	(11)	108

Net cash provided by operating activities	1,425	4,237

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,647)	—
Purchases of property and equipment	(3)	—

Net cash used in investing activities	(4,650)	—

Cash flows from financing activities:
Repayment of senior subordinated note	(15,000)	—
Repayments of senior and other debt borrowings	(36)	(37)
Proceeds from issuances of senior notes	—	72,000
Proceeds from term loan borrowings	—	25,000
Deferred financing costs	—	(3,605)
Proceeds from issuances of common stock	8,162	8
Net proceeds from issuance of redeemable perpetual preferred stock offering	37,500	—
Redemption of cumulative preferred stock	(1,295)	—
Preferred stock dividends	(153)	(3,489)
Intercompany transfers	(29,239)	(97,164)

Net cash used in financing activities	(61)	(7,287)

Net decrease in cash	(3,286)	(3,050)

Cash at beginning of period	6,438	3,152

Cash at end of period	$3,152	$102

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350