Form 10-Q
period 2014-09-30
General Finance CORP
filed 2014-11-12
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,788,262 shares outstanding as of November 7, 2014.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	September 30, 2014
Assets
Cash and cash equivalents	$5,846	$9,390
Trade and other receivables, net of allowance for doubtful accounts of $3,848 and $3,768 at June 30, 2014 and September 30, 2014, respectively	61,474	54,909
Inventories	27,402	38,713
Prepaid expenses and other	9,919	11,023
Property, plant and equipment, net	30,614	29,933
Lease fleet, net	396,552	402,129
Goodwill	93,166	92,327
Other intangible assets, net	43,516	42,168

Total assets	$668,489	$680,592

Liabilities
Trade payables and accrued liabilities	$53,838	$56,465
Income taxes payable	1,136	934
Unearned revenue and advance payments	14,480	13,606
Senior and other debt	302,877	318,601
Deferred tax liabilities	38,273	41,908

Total liabilities	410,604	431,514

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2014 and September 30, 2014	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 25,657,257 and 25,699,859 shares issued and outstanding at June 30, 2014 and September 30, 2014, respectively	3	3
Additional paid-in capital	128,030	127,713
Accumulated other comprehensive income (loss)	1,915	(3,968)
Accumulated deficit	(11,786)	(7,146)

Total General Finance Corporation stockholders’ equity	158,262	156,702
Equity of noncontrolling interests	99,623	92,376

Total equity	257,885	249,078

Total liabilities and equity	$668,489	$680,592

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2013	2014
Revenues
Sales:
Lease inventories and fleet	$31,229	$22,793
Manufactured units	3,445	1,975

	34,674	24,768
Leasing	31,072	55,674

	65,746	80,442

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	24,788	16,491
Manufactured units	2,608	1,091
Direct costs of leasing operations	11,944	19,141
Selling and general expenses	14,178	18,974
Depreciation and amortization	5,460	9,277

Operating income	6,768	15,468
Interest income	12	14
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $30 and $(6) in the quarter ended September 30, 2013 and 2014, respectively)	(2,392)	(5,326)
Foreign currency exchange gain (loss) and other	(605)	512

	(2,985)	(4,800)

Income before provision for income taxes	3,783	10,668
Provision for income taxes (includes provision (benefit) from AOCI reclassifications of $13 and $(2) in the quarter ended September 30, 2013 and 2014, respectively)	1,581	4,267

Net income	2,202	6,401
Preferred stock dividends	(753)	(922)
Noncontrolling interest	(1,047)	(1,761)

Net income attributable to common stockholders	$402	$3,718

Net income per common share:
Basic	$0.02	$0.14
Diluted	0.02	0.14

Weighted average shares outstanding:
Basic	24,334,531	25,677,389
Diluted	24,917,120	26,592,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2013	2014
Net income	$2,202	$6,401
Other comprehensive income (loss):
Fair value change in derivative, net of ineffective portion of cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $30 and $(6) in the quarter ended September 30, 2013 and 2014, respectively (which includes reclassifications to the statement of operations of the related income tax provision (benefit) of $13 and $(2) in the quarter ended September 30, 2013 and 2014, respectively); and net of income tax provision (benefit) of ($29) and $54 in the quarter ended September 30, 2013 and 2014, respectively	(68)	(127)
Cumulative translation adjustment	3,470	(11,606)

Total comprehensive income (loss)	5,604	(5,332)
Allocated to noncontrolling interests	(2,758)	4,089

Comprehensive income allocable to General Finance Corporation stockholders	$2,846	$(1,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2014	$40,100	$3	$128,030	$1,915	$(11,786)	$158,262	$99,623	$257,885
Share-based compensation	—	—	421	—	—	421	103	524
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(2,409)	(2,409)
Purchases of subsidiary capital stock by subsidiary	—	—	—	—	—	—	(852)	(852)
Issuance of 16,002 shares of common stock at acquisition of Black Angus	—	—	156	—	—	156	—	156
Issuance of 26,600 shares of common stock on exercises of stock options	—	—	28	—	—	28	—	28
Net income	—	—	—	—	4,640	4,640	1,761	6,401
Fair value change in derivative, net of related tax effect	—	—	—	(64)	—	(64)	(63)	(127)
Cumulative translation adjustment	—	—	—	(5,819)	—	(5,819)	(5,787)	(11,606)

Total comprehensive loss	—	—	—	—	—	(1,243)	(4,089)	(5,332)

Balance at September 30, 2014	$40,100	$3	$127,713	$(3,968)	$(7,146)	$156,702	$92,376	$249,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September,
	2013	2014
Net cash provided by (used in) operating activities (Note 10)	$(1,596)	$12,045

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,239)	(3,237)
Proceeds from sales of property, plant and equipment	52	145
Purchases of property, plant and equipment	(1,999)	(1,811)
Proceeds from sales of lease fleet	5,839	5,776
Purchases of lease fleet	(18,042)	(31,467)
Other intangible assets	(31)	(184)

Net cash used in investing activities	(23,420)	(30,778)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	(14)	418
Proceeds from senior and other debt borrowings, net	23,415	23,409
Proceeds from issuances of common stock	8	28
Purchases of subsidiary capital stock by subsidiary	(146)	(852)
Preferred stock dividends	(753)	(922)

Net cash provided by financing activities	22,510	22,081

Net increase (decrease) in cash	(2,506)	3,348
Cash and equivalents at beginning of period	6,278	5,846
The effect of foreign currency translation on cash	(641)	196

Cash and equivalents at end of period	$3,131	$9,390

Non-cash investing and financing activities:

On August 13, 2013 and August 12, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 and AUS$0.055 per RWH share payable on October 3, 2013 and 2014 to shareholders of record on September 24, 2013 and September 18, 2014, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $2,339 (AUS$2,509) and $2,409 (AUS$2,760), as a charge directly to the equity of noncontrolling interests at September 30, 2013 and 2014, respectively (see Note 3).

The Company issued common stock of $156 as a part of the consideration for a business acquisition during the quarter ended September 30, 2014 (see Note 4), and included holdback amounts totaling $763 and $1,468 as part of the consideration for business acquisitions during the quarter ended September 30, 2013 and 2014, respectively.

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

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through September 30, 2014, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2014 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2015. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2014” and “FY 2015” are to the quarter ended September 30, 2013 and 2014, respectively.

The FY 2014 segment information in Note 11 has been reclassified to reflect the current segment presentation.

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

	June 30,	September 30,
	2014	2014
Finished goods	$24,157	$35,174
Work in progress	2,011	1,606
Raw materials	1,234	1,933

	$27,402	$38,713

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,
		2014	2014
Land	—	$2,423	$2,190
Building and improvements	10 — 40 years	4,608	4,706
Transportation and plant equipment (including capital lease assets)	3 — 20 years	34,934	34,950
Furniture, fixtures and office equipment	3 — 10 years	7,286	7,353
Construction in-process		134	29

		49,385	49,228
Less accumulated depreciation and amortization		(18,771)	(19,295)

		$30,614	$29,933

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2014 and September 30, 2014, the gross costs of the lease fleet were $453,362,000 and $460,907,000, respectively.

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

	Quarter Ended September 30,
	2013	2014
Basic	24,334,531	25,677,389
Assumed exercise of stock options	582,589	915,574

Diluted	24,917,120	26,592,963

Potential common stock equivalents totaling 1,588,007 and 1,210,646 for FY 2014 and FY 2015, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In June 2014, the FASB issued ASU No. 2014-12, Compensation — Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Services Period (ASU 2014-12). The amendments in ASU 2014-12 provide guidance for determining compensation cost under specific circumstances when an employee is eligible to vest in an award regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 becomes effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The Company is currently evaluating the effects of ASU 2014-12 on its financial statements and disclosures, if any.

In August 2014, the FASB has issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S.GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not believe that ASU 2014-15 will have a material effect in the presentation of its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at June 30, 2014 and September 30, 2014, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

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

Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April commencing July 31, 2013 when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Shares, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Shares have no stated maturity, are not subject to any sinking fund or other mandatory redemption, and are not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Shares generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Shares are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock.

The Series C Preferred Stock is listed on the NASDAQ under the symbol “GFNCP.”

Dividends

As of September 30, 2014, since issuance, dividends paid or payable totaled $63,000 for the Series B Preferred Stock.

As of September 30, 2014, since issuance, dividends paid totaled $4,400,000 for the Series C Preferred Stock.

The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 13, 2013, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 3, 2013 to shareholders of record on September 24, 2013. On August 12, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.055 per RWH share payable on October 3, 2014 to shareholders of record on September 18, 2014.

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

Lone Star Acquisition

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

The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Lone Star and do not reflect the operating results of Lone Star prior to the acquisition date. The following unaudited pro forma information for FY 2014 assumes the acquisition of Lone Star occurred at the beginning of the period presented (in thousands, except per share data):

Quarter Ended September 30, 2013
(Unaudited)
Revenues	$77,012
Net income	2,858
Net income attributable to common stockholders	1,058

Pro forma net income per common share:
Basic	$0.04
Diluted	0.04

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of the Company. In addition, they do not consider any potential impacts of current market conditions on revenues, any staff or related expense increases or efficiencies or asset dispositions. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable as a result of the application of the purchase method of accounting and consist primarily of adjustments to depreciation and amortization of the fixed assets and identifiable intangible assets acquired, as well as to the interest expense on senior and other debt borrowings, along with the related income tax effect. The FY 2014 operating results of all other acquisitions prior to their respective dates of acquisition were not included in the pro forma results as they were not considered significant.

FY 2015 Acquisitions

On July 1, 2014, the Company, through Pac-Van, purchased the business of Black Angus Steel & Supply Co. and Bulkhead Express, LLC (“Black Angus”) for approximately $4,861,000, which included the issuance of 16,002 shares of GFN common stock and holdback amounts of $1,468,000. Black Angus leases and sells containers out of two locations in Texas.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation for the acquisition in FY 2014 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

Black Angus July 1, 2014
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$148
Inventories
Prepaid expenses and other	—
Property, plant and equipment	249
Lease fleet	2,020
Accounts payables and accrued liabilities	—
Deferred income taxes	—
Unearned revenue and advance payments	(85)

Total net tangible assets acquired and liabilities assumed	2,332
Fair value of intangible assets acquired:
Non-compete agreement	261
Customer lists/relationships	851
Goodwill	1,417

Total intangible assets acquired	2,529

Total purchase consideration	$4,861

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. In FY 2015, the goodwill recognized in the Black Angus acquisition is deductible for U.S. income tax purposes.

The Company incurred approximately $84,000 during FY 2014 and $56,000 during FY 2015 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $152,723,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $91,634,000 (AUS$105,000,000) and CBA’s proportionate share is $61,089,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $109,088,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $43,635,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% — 1.85% per annum on the Facility A and 1.35% — 2.15% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At September 30, 2014, the 30-day and 90-day BBSY and BKBM was 2.715% and 2.79% and 3.718% and 3.75%, respectively.

The ANZ/CBA Credit Facility also includes a $2,618,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of three times EBITDA, as defined.

At September 30, 2014, total borrowings (all under Facility A) and availability under the ANZ/CBA Credit Facility totaled $105,677,000 (AUS$121,092,000) and $26,103,000 (AUS$29,911,000), respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.8727 U.S. dollar at September 30, 2014.

North American Leasing Senior Credit Facility

Effective February 7, 2014, Pac-Van amended its $120,000,000 facility led by Wells Fargo that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate (the “Wells Fargo Credit Facility”). Further, on April 7, 2014, in conjunction with the acquisition of Lone Star (see Note 4), and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). The Wells Fargo Credit Facility effectively not only finances the Company’s North American leasing operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse AG, Singapore Branch (see below) and the public offering of unsecured senior notes.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%; and, subject to certain conditions, the amount that may be borrowed may increase by $20,000,000 to a maximum of $220,000,000. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities, including the cessation of involvement of Ronald F. Valenta, the Company’s chairman of the board and chief executive officer, in the operations and management of GFN, Pac-Van or Lone Star as a director or officer. The Wells Fargo Credit Facility matures on September 7, 2017.

At September 30, 2014, borrowings and availability under the Wells Fargo Credit Facility totaled $102,354,000 and $76,518,000, respectively.

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

At September 30, 2014, borrowings outstanding and availability under the Wells Fargo SF Credit Facility totaled $675,000 and $5,327,000, respectively.

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

The Senior Notes are listed on the NASDAQ under the symbol “GFNSL.”

Other

Other debt totaled $12,895,000 at September 30, 2014.

As of September 30, 2014, the Company was in compliance with the financial covenants under all its credit facilities.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average interest rate in the Asia-Pacific area was 5.9% and 5.5% in FY 2014 and FY 2015, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 3.8% and 5.7% in FY 2014 and FY 2015, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

Derivative instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2014	September 30, 2014
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,535	$1,353
Forward-Exchange Contracts	Trade payables and accrued liabilities	230	—
Forward-Exchange Contracts	Trade and other receivables	—	581

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2013	Quarter Ended September 30, 2014

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$(30)	$(6)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(698)	790

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2014 and FY 2015 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2014 and FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain (loss) of $(30,000) and $(6,000), respectively.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2014 and September 30, 2014, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2014		September 30, 2014
	Swap	Option (Cap)	Swap	Option
Notional amounts	$47,195	$—	$43,635	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.72%	—	2.72%	—
Fair Value of Combined Contracts	$(1,535)	$—	$(1,353)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2014, there were 58 open forward exchange contracts that mature between July 2014 and April 2015; and as of September 30, 2014, there were 62 open forward exchange contracts that mature between October 2014 and April 2015, as follows (dollars in thousands):

	June 30, 2014		September 30, 2014
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$14,405	$—	$10,903	$—
Exchange/Strike Rates (AUD to USD)	0.8774 – 0.93357	—	0.85009 – 0.93357	—
Fair Value of Combined Contracts	$(230)	$—	$581	$—

In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $51,000 and $32,000, and $(328,000) and $(29,000) respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes at June 30, 2014 was determined based on a Level 1 input and for its senior credit facilities determined based on Level 3 inputs, including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2014 was determined to be approximately $291,781,000. The Company also determined that the fair value of its other debt of $12,199,000 at June 30, 2014 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2014 have not changed significantly from June 30, 2014. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2014 would not vary significantly from the proportion determined at June 30, 2014.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $28,000 in both FY 2014 and FY 2015.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $21,000 in FY 2014. The services agreement was terminated by the Company effective June 30, 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $10,000 during FY 2014. There were no revenues from affiliates of Mr. Valenta during FY 2015.

The premises of Pac-Van’s Las Vegas branch is owned by and currently leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. Rental payments on this lease totaled $30,000 in both FY 2014 and FY 2015.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At September 30, 2014, 121,860 shares remain available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2014, the weighted-average fair value of the stock options granted to non-employee consultants was $4.43, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.18% - 2.33%, an expected life of 7.7 – 8.7 years, an expected volatility of 69.8% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2015 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	2,152,820	$5.03
Granted	—	—
Exercised	(26,600)	1.06
Forfeited or expired	—	—

Outstanding at September 30, 2014	2,126,220	$5.08	5.4

Vested and expected to vest at September 30, 2014	2,126,220	$5.08	5.4

Exercisable at September 30, 2014	1,377,704	$5.71	4.3

At September 30, 2014, outstanding time-based options and performance-based options totaled 1,208,950 and 917,270, respectively. Also at that date, the Company’s market price for its common stock was $8.87 per share, which was above the exercise prices of substantially all of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $8,121,000. Share-based compensation of $5,468,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2014. At that date, there remains $1,144,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.3 years.

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

At September 30, 2014, there were 205,320 non-vested equity shares outstanding that were granted to non-employee members of the Board of Directors, officers and key employees of the Company. Share-based compensation of $385,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2014. At that date, there remains $895,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.24 years – 2.25 years for the non-vested equity shares.

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

As of September 30, 2014, the Royal Wolf Board of Directors has granted 1,359,000 performance rights to key management personnel under the LTI Plan, of which 375,000 have been converted into RWH capital stock that were purchased by Royal Wolf in the open market. In FY 2014 and FY 2015, share-based compensation of $133,000 and $196,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2013	2014
Cash flows from operating activities
Net income	$2,202	$6,401
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(9)	(80)
Gain on sales of lease fleet	(1,742)	(1,560)
Unrealized foreign exchange gain (loss)	(51)	328
Unrealized loss (gain) on forward exchange contracts	698	(790)
Unrealized loss on interest rate swaps and options	30	6
Depreciation and amortization	5,659	9,495
Amortization of deferred financing costs	137	384
Accretion of interest	54	501
Share-based compensation expense	406	524
Deferred income taxes	1,267	3,231
Changes in operating assets and liabilities:
Trade and other receivables, net	(9,444)	7,372
Inventories	(18,297)	(10,593)
Prepaid expenses and other	1,555	(1,422)
Trade payables, accrued liabilities and unearned revenues	16,154	(1,783)
Income taxes	(215)	31

Net cash provided by (used in) operating activities	$(1,596)	$12,045

Note 11. Segment Reporting

Due to the acquisition of Lone Star in April 2014, the Company re-evaluated the identification of its reportable segments. As a result of this evaluation, the Company added Lone Star as an operating segment and, along with Pac-Van, includes it as a part of the North American leasing operations. Southern Frac, which is also an operating segment, is the Company’s North American manufacturing operations and, along with the North American leasing operations, forms the North America geographic segment. These changes to our reporting segments are consistent with the way management evaluates the performance of operations, develops strategy and allocates capital resources. All prior period disclosures have been adjusted to conform to the new presentation.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	Quarter Ended September 30, 2014
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$8,143	$—	$8,143	$14,767	$(12,792)	$10,118	$14,650	$24,768
Leasing	18,954	17,747	36,701	—	—	36,701	18,973	55,674

	$27,097	$17,747	$44,844	$14,767	$(12,792)	$46,819	$33,623	$80,442

Share-based compensation	$78	$5	$83	$28	$213	$324	$200	$524

Depreciation and amortization	$2,448	$2,856	$5,304	$277	$(135)	$5,446	$4,049	$9,495

Operating income	$5,040	$6,539	$11,579	$2,811	$(3,929)	$10,461	$5,007	$15,468

Interest income	$—	$—	$—	$—	$—	$—	$14	$14

Interest expense	$813	$688	$1,501	$97	$2,151	$3,749	$1,577	$5,326

Additions to long-lived assets	$17,440	$13,072	$30,512	$285	$(3,142)	$27,655	$5,623	$33,278

	At September 30, 2014
Long-lived assets	$190,048	$66,310	$256,358	$5,887	$(9,994)	$252.251	$179,811	$432,062

Goodwill	$38,195	$20,400	$58,595	$2,681	$—	$61,276	$31,051	$92,327

	At June 30, 2014
Long-lived assets	$175,890	$55,438	$231,328	$5,820	$(6,987)	$230,161	$197,005	$427,166

Goodwill	$36,832	$20,111	$56,943	$2,681	$—	$59,624	$33,542	$93,166

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended September 30, 2013
	North America
	Leasing (Pac-Van)	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$7,869	$9,873	$(6,428)	$11,314	$23,360	$34,674
Leasing	14,286	—	—	14,286	16,786	31,072

	$22,155	$9,873	$(6,428)	$25,600	$40,146	$65,746

Share-based compensation	$98	$26	$144	$268	$138	$406

Depreciation and amortization	$1,656	$259	$1	$1,916	$3,743	$5,659

Operating income	$2,913	$768	$(1,965)	$1,716	$5,052	$6,768

Interest income	$—	$—	$—	$—	$12	$12

Interest expense	$744	$154	$—	$898	$1,494	$2,392

Additions to long-lived assets	$13,893	$230	$(2,487)	$11,636	$8,405	$20,041

Intersegment net revenues related to the sales of portable liquid storage containers from Southern Frac to the North American leasing operations totaled $6,428,000 and $12,792,000 during FY 2014 and FY 2015, respectively.

Note 12. Subsequent Events

On October 17, 2014, the Board of Directors of the Company declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2014 through October 30, 2014, and is payable on October 31, 2014 to holders of record as of October 30, 2014.

On October 20, 2014, the Company, through Pac-Van, purchased the business of LongVANS, Inc. (“LongVANS”) for approximately $14,000,000. LongVANS designs, manufactures, leases and sells portable storage containers, portable security containers and modular office trailers from two locations in Wisconsin.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report on Form 10-K for the year ended June 30, 2014 and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

On April 7, 2014, we, through Lone Star (our indirect wholly-owned subsidiary), closed our acquisition of substantially all of the assets and the assumption of certain of the liabilities of the affiliated companies, Lone Star Tank Rental, LP, based in Kermit, Texas, and KHM Rentals, LLC, based in Kenedy, Texas. As part of our North American leasing operations, Lone Star leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas. Reference is made to Note 4 of Notes to Condensed Consolidated Financial Statements for more information regarding this significant acquisition.

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” Our two geographic leasing operations lease and sell their products through twenty customer service centers (“CSCs”) in Australia, eight CSCs in New Zealand, thirty-four branch locations in the United States and two branch locations in Canada. As of September 30, 2014, we had 281 and 649 employees and 40,352 and 23,393 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2014 (“FY 2015”) Compared to Quarter Ended September 30, 2013 (“FY 2014”)

The following compares our FY 2015 results of operations with our FY 2014 results of operations.

Revenues. Consolidated revenues increased $14.7 million, or 22%, to $80.4 million in FY 2015 from $65.7 million in FY 2014. This consisted of a $22.6 million increase, or 102%, in revenues in our North American leasing operations, a decrease of $6.5 million, or 16%, in revenues in the Asia-Pacific area and a decrease of $1.4 million in manufacturing revenues from Southern Frac. Excluding the impact of Lone Star, which we acquired on April 7, 2014 and contributed revenues of $17.7 million in FY 2015, revenues in our North American leasing operations increased by 22% from FY 2014. The effect of the average currency exchange rate of the Australian dollar relative to the U.S. dollar in FY 2015 versus FY 2014 had minimal effect on the translation of revenues from the Asia-Pacific area. In Australian dollars, total revenues decreased by 17%. The average currency exchange rate of one Australian dollar during FY 2015 was $0.92612 U.S. dollar compared to $0.91563 U.S. dollar during FY 2014. In North America, the non-manufacturing revenue increase in FY 2015 from FY 2014 was due primarily to increases in the commercial, mining and energy, industrial, construction and retail sectors where revenues increased between the periods by an aggregate of $24.0 million, offset somewhat by decreases totaling $1.7 million in the government and education sectors. The revenue decrease in the Asia-Pacific area was primarily in the transport and mining sectors, where revenues decreased by $7.9 million in FY 2015 from FY 2014, but were offset somewhat by increases totaling $1.5 million in primarily the construction, consumer and defense sectors and in special events.

Sales and leasing revenues represented 29% and 71% of total non-manufacturing revenues, respectively, in FY 2015 and 50% each of total non-manufacturing revenues in FY 2014.

Sales during FY 2015 amounted to $24.8 million, compared to $34.7 million during FY 2014; representing a decrease of $9.9 million, or 29%. This consisted of an $8.7 million decrease, or 37%, in sales in the Asia-Pacific area, a decrease in manufacturing sales of $1.4 million, or 41%, at Southern Frac and an increase of $0.2 million of sales, or 3%, in our North American leasing operations. Overall, non-manufacturing sales decreased by a net $8.5 million, or 27%, in FY 2015 from FY 2014. The decrease in the Asia-Pacific area was comprised of an increase of $0.2 million ($1.0 million increase due to higher unit sales, $0.1 million increase due to foreign exchange movements and $0.9 million decrease due to average price reductions) in the CSC operations and a decrease of $8.9 million ($2.1 million decrease due to average price decreases and a $6.8 million decrease due to lower unit sales) in the national accounts group. Sales in the national accounts group during FY 2014 included approximately $8.0 million (AUS$ 8.4 million) to one customer, a freight logistics company that operates a national rail network. The operating margin under the AUS$12.0 million sales contract with this customer was below 10%. In our North American leasing operations, the higher sales in FY 2015 versus FY 2014 were primarily due to increases in the commercial, mining and energy, industrial, retail and services sectors, which increased by an aggregate of $2.4 million, and were substantially offset by decreases in the education, government and construction sectors totaling $2.2 million. At Southern Frac, portable liquid storage tank container sales in FY 2015 consisted of 58 units sold at an average sales price of approximately $34,100 per unit versus 94 units sold at an average sales price of approximately $36,600 per unit during FY 2014. The decrease in sales of tanks at Southern Frac was due to a greater proportion of intercompany sales to our North American leasing operations, which more than offset the increased production from the demand of stronger drilling activity, primarily in Texas.

Leasing revenues during FY 2015 totaled $55.7 million, as compared to $31.1 million during FY 2014, representing an increase of $24.6 million, or 79%. This consisted of increases of $22.4 million (which includes $17.7 million from Lone Star), or 157%, in North America, and $2.2 million, or 13%, in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations were 86% and 71%, respectively, during FY 2015, an increase from 84% and 66% in FY 2014. The overall average utilization increased slightly in FY 2015 to 82% from 80% in FY 2014; and the average monthly lease rate of containers was AUS$180 in FY 2015 versus AUS$170 in FY 2014. Leasing revenues in FY 2015 increased over FY 2014 due primarily to the combination of higher monthly lease rates and the average monthly number of units on lease being more than 1,600 higher in FY 2015 as compared to FY 2014. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods is the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

In our North American leasing operations, average utilization rates were 79%, 86%, 88%, 74% and 78% and average monthly lease rates were $114, $294, $1,577, $251 and $797 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2015; as compared to 82%, 82%, 86%, 68% and 72% and $111, $267, $945, $238 and $809 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2014, respectively. The average composite utilization rate increased to 81% in FY 2015 from 77% in FY 2014, and the composite average monthly number of units on lease was over 5,400 higher in FY 2015 as compared to FY 2014. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across-the-board, but particularly in the mining and energy, commercial and construction sectors, which increased by an aggregate of $21.3 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $8.3 million from $24.8 million during FY 2014 to $16.5 million during FY 2015, as a result of the lower sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales increased to 28% in FY 2015 from 21% in FY 2014 due primarily to the adverse effect in FY 2014 of the lower margin on approximately $8.0 million (AUS$ 8.4 million) of sales to a freight logistics customer, which was also discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $1.1 million, or approximately $18,800 per unit, versus $2.6 million in FY 2014, or approximately $27,700 per unit. Efficiencies gained from increased production levels and improved systems and processes, as well as a greater proportion of lower-cost mud tanks sold, substantially reduced our average cost per unit during FY 2015 from FY 2014.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $12.0 million ($8.4 million of which were incurred at Lone Star), from $26.1 million during FY 2014 to $38.1 million during FY 2015. As a percentage of revenues, these costs increased to 47% during FY 2015 from 40% during FY 2014. However, as discussed above, there were $8.0 million (AUS$ 8.4 million) of sales to a freight logistics customer which, if excluded, would show these costs as a percentage of revenues in FY 2014 at 45%. This is comparable to FY 2015, particularly since infrastructure costs in North America, as a percentage of revenues, have proportionally increased slightly in order to sustain the anticipated business growth.

Depreciation and Amortization. Depreciation and amortization increased by $3.8 million to $9.3 million in FY 2015 from $5.5 million in FY 2014, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $5.3 million in FY 2015 was $2.9 million higher than the $2.4 million in FY 2014, primarily in North America, which increased by $2.8 million. This was due to higher average borrowings in FY 2015, as compared to FY 2014, and the higher weighted-average interest rate of 5.7% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in North America in FY 2015 versus 3.8% in FY

2014. This higher weighted-average interest rate between the periods was primarily due to increased borrowings we made during the fourth quarter of the fiscal year ended June 30, 2014 at GFN that totaled $97.0 million and bear interest rates higher than those of the current lending rates of our combined senior credit facility for our North American leasing operations (see Note 5 of Notes to Condensed Consolidated Financial Statements). The weighted-average interest rate of 5.5% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in FY 2015 decreased from 5.9% in FY 2014 and more than offset the comparatively higher average borrowings between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9146 at June 30, 2013, $0.9322 at September 30, 2013, $0.9439 at June 30, 2014 and $0.8727 at September 30, 2014. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $51,000 and $32,000, and $(328,000) and $(29,000), respectively.

Income Taxes. Our effective income tax rate was 40.0% in FY 2015 and 41.8% in FY 2014. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. The effective tax rate in FY 2014 included an estimate for the effect to deferred taxes for the increase in the federal statutory rate used from 34% to 35%.

Preferred Stock Dividends. In FY 2015, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”) versus $0.8 million in FY 2014.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.8 million and $1.0 million in FY 2015 and FY 2014, respectively, an increase of $0.8 million, reflecting the enhanced profitability of both operating units.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $3.7 million in FY 2015 was $3.3 million more than the $0.4 million in FY 2014, primarily as a result of greater operating profit in both North America and the Asia-Pacific area, offset somewhat by higher interest expense.

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

	Quarter Ended September 30,
	2013	2014
Net income	$2,202	$6,401
Add (deduct) —
Provision for income taxes	1,581	4,267
Foreign currency exchange loss (gain) and other	605	(512)
Interest expense	2,392	5,326
Interest income	(12)	(14)
Depreciation and amortization	5,659	9,495
Share-based compensation expense	406	524

Adjusted EBITDA	$12,833	$25,487

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

Leasing Operations

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $152,723,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $91,634,000 (AUS$105,000,000) and CBA’s proportionate share is $61,089,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $109,088,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $43,635,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Effective February 7, 2014, Pac-Van amended its $120,000,000 facility led by Wells Fargo Bank, National Association (“Wells Fargo”) that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (OneWest Bank and Capital One) to the syndicate (the “Wells Fargo Credit Facility”). Further, on April 7, 2014, in conjunction with the acquisition of Lone Star, and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). The Wells Fargo Credit Facility matures on September 7, 2017.

The Wells Fargo Credit Facility effectively not only finances our North American leasing operations, but also the funding requirements for the Series C Preferred Stock, the term loan with Credit Suisse AG, Singapore Branch and the public offering of unsecured senior notes. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse AG, Singapore Branch or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; and (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00 and the dividends are paid no earlier than ten business days prior to the date they are due.

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

As of September 30, 2014, our required principal and other obligations payments for the twelve months ending September 30, 2015 and the subsequent three fiscal years are as follows (in thousands):

	Twelve Months Ending September 30,
	2015	2016	2017	2018
ANZ/CBA Credit Facility	$—	$—	$—	$105,677
Wells Fargo Credit Facility	—	—	—	102,354
Wells Fargo SF Credit Facility	299	215	161	—
Credit Suisse Term Loan	—	25,000	—	—
Senior Notes	—	—	—	—
Other	4,086	3,610	1,344	1,446

	$4,385	$28,825	$1,505	$209,477

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

Cash Flow for FY 2015 Compared to FY 2014

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

	Quarter Ended September 30,
	2013	2014
Net cash provided by (used in) operating activities	$(1,596)	$12,045

Net cash used in investing activities	$(23,420)	$(30,778)

Net cash provided by financing activities	$22,510	$22,081

Operating activities. Our operations provided net cash flow of $12.0 million during FY 2015, an increase of $13.6 million from the $1.6 million of operating cash flow used during FY 2014. Net income of $6.4 million in FY 2015 was $4.2 million higher than the net income of $2.2 million in FY 2014, and our operating cash flows also increased by $3.8 million in FY 2015 from the management of operating assets and liabilities when compared to FY 2014. In both FY 2015 and FY 2014, operating cash flows were reduced by $6.4 million and $10.2 million, respectively, from the management of operating assets and liabilities. In addition, our operating cash flows in FY 2015 increased by $4.5 million over FY 2014 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $10.4 million in FY 2015 versus $5.9 million in FY 2014. However, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash add-backs for cash flow purposes, caused a net decrease to operating cash flows by $0.5 million in FY 2015 versus a net increase of $0.7 million in FY 2014; or a net decrease of $1.2 million between the periods. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $3.2 million in FY 2015 and $1.3 million in FY 2014. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2015 and FY 2014, operating cash flows were reduced by gains on the sales of lease fleet of $1.6 million and $1.7 million, respectively, and enhanced by non-cash share-based compensation charges of $0.5 million and $0.4 million, respectively.

Investing Activities. Net cash used by investing activities was $30.8 million during FY 2015, as compared to $23.4 million during FY 2014, an increase of $7.4 million. Purchases of property, plant and equipment, or rolling stock, were $1.8 million in FY 2015 and $2.0 million FY 2014, a slight decrease; but net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $25.7 million in FY 2015 as compared to $12.2 million in FY 2014, an increase of $13.5 million. The increase in FY 2015 net capital expenditures from FY 2014 was due primarily to container lease fleet purchases of $24.4 million in FY 2015 in North America, as compared to only $9.8 million in FY 2014, an increase of $14.6 million; whereas net capital expenditures in the Pan Pacific totaled $1.3 million in FY 2015 versus $2.4 million in FY 2014, a decrease of $1.1 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2015, we made one business acquisition in North America for cash totaling $3.2 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to three acquisitions (one in the Pan Pacific and two in North America) in FY 2014 for cash of $9.2 million.

Financing Activities. Net cash provided by financing activities was $22.1 million during FY 2015, as compared to $22.5 million provided during FY 2014, a slight decrease of $0.4 million. In FY 2015 and FY 2014, cash provided from financing activities included borrowings of $23.8 million and $23.4 million, respectively, on existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. However, cash was used in FY 2015 to pay preferred stock dividends of $0.9 million, versus $0.8 million in FY 2014, on primarily our Series C Preferred Stock; and in both FY 2015 and FY 2014, cash was used by Royal Wolf to purchase $0.8 million and $0.1 million of its capital stock in the open market, respectively, for eventual issuance to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $54.9 million and $38.7 million at September 30, 2014 and $61.5 million and $27.4 million at June 30, 2014, respectively. At September 30, 2014, days sales outstanding (“DSO”) in trade receivables were 40 days and 61 days in the Asia-Pacific area and in our North American leasing operations, as compared to 43 days and 67 days at June 30, 2014, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers, which is customary in the industry. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $402.1 million at September 30, 2014 from $396.6 million at June 30, 2014. At September 30, 2014, we had 63,745 units (19,899 units in retail operations in Australia, 10,618 units in national account group operations in Australia, 9,835 units in New Zealand, which are considered retail; and 23,393 units in North America) in our lease fleet, as compared to 61,597 units (20,056 units in retail operations in Australia, 10,610 units in national account group operations in Australia, 9,712 units in New Zealand, which are considered retail; and 21,219 units in North America) at June 30, 2014. At those dates, 52,491 units (16,525 units in retail operations in Australia, 7,739 units in national account group operations in Australia, 9,021 units in New Zealand, which are considered retail; and 19,206 units in North America); and 50,050 units (16,624 units in retail operations in Australia, 7,704 units in national account group operations in Australia, 8,892 units in New Zealand, which are considered retail; and 16,830 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,886 storage and freight containers and 4,466 portable building containers at September 30, 2014; and 35,990 storage and freight containers and 4,388 portable building containers at June 30, 2014. At those dates, units on lease were comprised of 29,678 storage and freight containers and 3,607 portable building containers; and 29,800 storage and freight containers and 3,420 portable building containers, respectively.

In North America, the lease fleet was comprised of 12,241 storage containers, 1,956 office containers (GLOs), 3,583 portable liquid storage tank containers, 4,579 mobile offices and 1,034 modular units at September 30, 2014; and 10,531 storage containers, 1,858 office containers (GLOs), 3,234 portable liquid storage tank containers, 4,591 mobile offices and 1,005 modular units at June 30, 2014. At those dates, units on lease were comprised of 10,199 storage containers, 1,739 office containers, 3,109 portable liquid storage tank containers, 3,351 mobile offices and 808 modular units; 8,150 storage containers, 1,572 office containers, 2,868 portable liquid storage tank containers, 3,462 mobile offices and 778 modular units, respectively.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include four operating units (Royal Wolf, Pac-Van, Lone Star and Southern Frac) and our goodwill was allocated between these four reporting units. We performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is likely less than the carrying amount, the quantitative two-step impairment test process discussed above would be applied. As of September 30, 2014, we determined that it was not likely that the fair values of the goodwill of our operating units were less than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Prior to July 1, 2012, we reviewed intangibles (those assets resulting from acquisitions) annually for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process required the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of September 30, 2014, we determined that it was not likely that the fair values of intangible assets were less than their carrying amounts.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the SEC on September 12, 2014 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2014, we issued 16,002 shares of restricted common stock to one person in connection with the purchase of storage containers. The issuance of the common stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act and Regulation D thereunder.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2014	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.