Form 10-Q
period 2014-12-31
General Finance CORP
filed 2015-02-11
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,848,919 shares outstanding as of February 6, 2015.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	December 31, 2014
Assets
Cash and cash equivalents	$5,846	$6,290
Trade and other receivables, net of allowance for doubtful accounts of $3,848 and $5,542 at June 30, 2014 and December 31, 2014, respectively	61,474	65,792
Inventories	27,402	41,893
Prepaid expenses and other	9,919	6,771
Property, plant and equipment, net	30,614	40,150
Lease fleet, net	396,552	418,033
Goodwill	93,166	97,357
Other intangible assets, net	43,516	43,874

Total assets	$668,489	$720,160

Liabilities
Trade payables and accrued liabilities	$53,838	$56,131
Income taxes payable	1,136	1,367
Unearned revenue and advance payments	14,480	13,783
Senior and other debt	302,877	358,075
Deferred tax liabilities	38,273	44,974

Total liabilities	410,604	474,330

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2014 and December 31, 2014	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 25,657,257 and 25,824,899 shares issued and outstanding at June 30, 2014 and December 31, 2014, respectively	3	3

Additional paid-in capital	128,030	124,823

Accumulated other comprehensive income (loss)	1,915	(8,117)

Accumulated deficit	(11,786)	(1,633)

Total General Finance Corporation stockholders’ equity	158,262	155,176

Equity of noncontrolling interests	99,623	90,654

Total equity	257,885	245,830

Total liabilities and equity	$668,489	$720,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014

Revenues
Sales:
Lease inventories and fleet	$28,417	$24,610	$59,646	$47,403
Manufactured units	2,703	7,104	6,148	9,079

	31,120	31,714	65,794	56,482
Leasing	34,509	56,993	65,581	112,667

	65,629	88,707	131,375	169,149

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	21,604	17,605	46,392	34,096
Manufactured units	1,965	4,936	4,573	6,027
Direct costs of leasing operations	12,100	21,194	24,044	40,335
Selling and general expenses	14,018	17,892	28,196	36,866
Depreciation and amortization	5,802	9,367	11,262	18,644

Operating income	10,140	17,713	16,908	33,181

Interest income	11	10	23	24
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $188 and $158 in the quarter and six months ended December 31, 2013 and $(5) and $(11) in the quarter and six months ended December 31, 2014, respectively)	(2,334)	(5,501)	(4,726)	(10,827)
Foreign currency exchange gain (loss) and other	56	(357)	(549)	155

	(2,267)	(5,848)	(5,252)	(10,648)

Income before provision for income taxes	7,873	11,865	11,656	22,533

Provision for income taxes (includes provision (benefit) from AOCI reclassifications of $79 and $66 in the quarter and six months ended December 31, 2013 and $(2) and $(4) in the quarter and six months ended December 31, 2014, respectively)	3,291	4,746	4,872	9,013

Net income	4,582	7,119	6,784	13,520

Preferred stock dividends	(922)	(922)	(1,675)	(1,844)
Noncontrolling interests	(2,037)	(1,606)	(3,084)	(3,367)

Net income attributable to common stockholders	$1,623	$4,591	$2,025	$8,309

Net income per common share:
Basic	$0.07	$0.18	$0.08	$0.32
Diluted	0.07	0.17	0.08	0.31

Weighted average shares outstanding:
Basic	24,342,102	25,786,135	24,334,977	25,718,462
Diluted	24,986,979	26,684,968	24,979,854	26,617,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014

Net income	$4,582	$7,119	$6,784	$13,520

Other comprehensive income (loss):

Fair value change in derivative, net of ineffective portion of cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $188 and $158 in the quarter and six months ended December 31, 2013 and $(5) and $(11) in the quarter and six months ended December 31, 2014, respectively (which includes reclassifications to the statement of operations of the related income tax provision (benefit) of $79 and $66 in the quarter and six months ended December 31, 2013 and $(2) and $(4) in the quarter and six months ended December 31 2014, respectively); and net of income tax effect of $(37) and $(7) in the quarter and six months ended December 31, 2013 and $84 and $141 in the quarter and six months ended December 31, 2014, respectively

	85	(181)	17	(308)

Cumulative translation adjustment	(6,010)	(7,380)	(2,540)	(18,986)

Total comprehensive income (loss)	(1,343)	(442)	4,261	(5,774)

Allocated to noncontrolling interests	855	1,806	(1,903)	5,895

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(488)	$1,364	$2,358	$121

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2014	$40,100	$3	$128,030	$1,915	$(11,786)	$158,262	$99,623	$257,885

Share-based compensation	—	—	727	—	—	727	187	914

Preferred stock dividends	—	—	(1,844)	—	—	(1,844)	—	(1,844)

Dividends on capital stock by subsidiary	—	—	—	—	—	—	(2,409)	(2,409)

Purchases of subsidiary capital stock	—	—	(2,534)	—	—	(2,534)	(852)	(3,386)

Issuance of 16,002 shares of common stock at acquisition of Black Angus	—	—	156	—	—	156	—	156

Issuance of 126,758 shares of common stock on exercises of stock options	—	—	288	—	—	288	—	288

Grant of net 24,882 shares of restricted stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	10,153	10,153	3,367	13,520

Fair value change in derivative, net of related tax effect	—	—	—	(157)	—	(157)	(151)	(308)

Cumulative translation adjustment	—	—	—	(9,875)	—	(9,875)	(9,111)	(18,986)

Total comprehensive loss	—	—	—	—	—	121	(5,895)	(5,774)

Balance at December 31, 2014	$40,100	$3	$124,823	$(8,117)	$(1,633)	$155,176	$90,654	$245,830

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2013	2014
Net cash provided by operating activities (Note 10)	$15,756	$21,139

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,695)	(25,371)
Proceeds from sales of property, plant and equipment	94	163
Purchases of property, plant and equipment	(2,855)	(13,289)
Proceeds from sales of lease fleet	14,648	11,477
Purchases of lease fleet	(48,076)	(55,254)
Other intangible assets	(112)	(326)

Net cash used in investing activities	(51,996)	(82,600)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	(32)	824
Proceeds from senior and other debt borrowings, net	39,374	70,011
Deferred financing costs	—	(18)
Proceeds from issuances of common stock	8	288
Purchases of subsidiary capital stock	(332)	(3,386)
Dividends on capital stock by subsidiary	(2,339)	(2,409)
Preferred stock dividends	(1,675)	(1,844)

Net cash provided by financing activities	35,004	63,466

Net increase (decrease) in cash	(1,236)	2,005

Cash and equivalents at beginning of period	6,278	5,846

The effect of foreign currency translation on cash	(2,597)	(1,561)

Cash and equivalents at end of period	$2,445	$6,290

Non-cash investing and financing activities:

The Company issued common stock of $156 as a part of the consideration for a business acquisition during the six months ended December 31, 2014 (see Note 4), and included holdback amounts totaling $1,126 and $3,196 as part of the consideration for business acquisitions during the six months ended December 31, 2013 and 2014, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

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

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through December 31, 2014, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

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

Unless otherwise indicated, references to “FY 2014” and “FY 2015” are to the six months ended December 31, 2013 and 2014, respectively.

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

	June 30,	December 31,
	2014	2014
Finished goods	$24,157	$36,455
Work in progress	2,011	1,942
Raw materials	1,234	3,496

	$27,402	$41,893

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,
		2014	2014
Land	—	$2,423	$9,019
Building and improvements	10 — 40 years	4,608	6,655
Transportation and plant equipment (including capital lease assets)	3 — 20 years	34,934	37,021
Furniture, fixtures and office equipment	3 — 10 years	7,286	7,773
Construction in-process		134	—

		49,385	60,468
Less accumulated depreciation and amortization		(18,771)	(20,318)

		$30,614	$40,150

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2014 and December 31, 2014, the gross costs of the lease fleet were $453,362,000 and $479,893,000, respectively.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Basic	24,342,102	25,786,135	24,334,977	25,718,462
Assumed exercise of stock options	644,877	898,833	644,877	898,833

Diluted	24,986,979	26,684,968	24,979,854	26,617,295

Potential common stock equivalents totaling 1,507,424 for both the quarter ended December 31, 2013 and FY 2014 and 1,027,061 for both the quarter ended December 31, 2014 and FY 2015 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on its consolidated financial statements.

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

In August 2014, the FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 provides guidance as to management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S.GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. The Company does not believe that ASU 2014-15 will have a material effect in the presentation of its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. ASU No. 2014-16 clarifies that an entity must take into account all relevant terms and features when reviewing the nature of the host contract. Additionally, ASU 2014-16 states that no one term or feature would define the host contract’s economic characteristics and risks. Instead, the economic characteristics and risks of the hybrid financial instrument as a whole would determine the nature of the host contract. If the embedded feature meets the definition of a derivative and is not considered clearly and closely related to the host instrument, then the embedded feature must be bifurcated from the host instrument and accounted for as a derivative, unless certain exception criteria are met. In regard to reviewing the nature of a host contract, an entity should evaluate the substance of the applicable terms and features when deciding how to assess those terms and features. Particularly, an entity’s review should consider characteristics of the terms and features, circumstances in which the hybrid financial instrument was issued or attained and possible outcomes of the hybrid financial instrument, along with the likelihood of such outcomes. ASU 2014-16 will be effective for fiscal years, and interim periods within, starting after December 15, 2015, with early adoption is allowed permitted. The Company does not believe that ASU 2014-16 will have a material effect in the presentation of its consolidated financial statements.

In November 2014, the FASB issued ASU No. 2014-17, Business Combinations (Topic 805): Pushdown Accounting. ASU 2014-17 allows an acquired entity to elect to apply pushdown accounting in its separate financial statements on a change-in-control event. The acquired entity elects whether to apply pushdown accounting individually for each change-in-control event, and may apply pushdown accounting during the reporting period in which the change-in-control event occurs. To facilitate transition to ASU 2014-17, the SEC issued Staff Accounting Bulletin No. 115, which rescinds SAB Topic 5.J, New Basis of Accounting Required in Certain Circumstances and aligns SEC guidance with ASU 2014-17. ASU 2014-17 was effective on November 18, 2014 and its adoption did not have a material effect in the presentation of the Company’s consolidated financial statements.

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

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at June 30, 2014 and December 31, 2014, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

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

Dividends

As of December 31, 2014, since issuance, dividends paid or payable totaled $65,000 for the Series B Preferred Stock.

As of December 31, 2014, since issuance, dividends paid totaled $5,320,000 for the Series C Preferred Stock.

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

	Quarter Ended	Six Months Ended
	December 31, 2013
	(Unaudited)
Revenues	$80,540	$157,552
Net income	6,583	10,191

Net income attributable to common stockholders	3,624	5,543

Pro forma net income per common share:
Basic	$0.14	$0.21
Diluted	0.14	0.21

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On October 20, 2014, the Company, through Pac-Van, purchased the business of LongVANS, Inc. (“LongVANS”) for approximately $13,970,000, which included holdback amounts of $778,000. LongVANS designs, manufactures, leases and sells portable storage containers, portable security containers and modular office trailers from two locations in Wisconsin.

On November 14, 2014, the Company, through Pac-Van, purchased the business of A-One Storage, LLC (“A-One”) for approximately $8,332,000, which included holdback amounts of $803,000. A-One leases and sells storage containers, ground level offices (office containers), storage trailers and wheeled office trailers in Columbus, Ohio.

On December 1, 2014, the Company, through Royal Wolf, purchased the business of YS Container Services (“YS Container”) for approximately $1,560,000 (AUS$1,833,000), which included a holdback amount of $147,000 (AUS$172,000). YS Container primarily leases and sells containers in Christchurch, New Zealand.

The valuations and purchase accounting for the acquisitions in FY 2015 are still to be completed and are subject to change. The preliminary allocation for the acquisitions in FY 2015 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Black Angus July 1, 2014	LongVANS October 20, 1014	A-One November 14, 2014	YS Container December 1, 2014	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$148	$637	$—	$—	$785
Inventories	—	22	—	264	286
Prepaid expenses and other	—	44	—	—	44
Property, plant and equipment	249	653	302	668	1,872
Lease fleet	2,020	6,258	4,851	—	13,129
Accounts payables and accrued liabilities	—	(340)	—	—	(340)
Unearned revenue and advance payments	(85)	(625)	(299)	—	(1,009)
Deferred income taxes	—	—	—	—	—

Total net tangible assets acquired and liabilities assumed	2,332	6,649	4,854	932	14,767

Fair value of intangible assets acquired:
Non-compete agreement	261	728	178	149	1,316
Customer lists/relationships	851	1,400	972	339	3,562
Trade name	—	453	38	—	491
Goodwill	1,417	4,740	2,290	140	8,587

Total intangible assets acquired	2,529	7,321	3,478	628	13,956

Total purchase consideration	$4,861	$13,970	$8,332	$1,560	$28,723

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. In FY 2015, the goodwill recognized in the Black Angus, LongVANS and A-One acquisitions is deductible for U.S. income tax purposes, but the goodwill recognized in the YS Container non-domestic acquisition is not.

The Company incurred approximately $64,000 and $148,000 and $93,000 and $149,000 during the quarter ended December 31, 2013 and FY 2014 and during the quarter ended December 31, 2014 and FY 2015, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Senior and Other Debt

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $142,765,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $85,659,000 (AUS$105,000,000) and CBA’s proportionate share is $57,106,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $101,975,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $40,790,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 1.85% per annum on the Facility A and 1.35% - 2.15% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At December 31, 2014, the 30-day and 90-day BBSY and BKBM was 2.69% and 2.82% and 3.69% and 3.73%, respectively.

The ANZ/CBA Credit Facility also includes a $2,447,400 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of three times EBITDA, as defined.

At December 31, 2014, total borrowings and availability under the ANZ/CBA Credit Facility totaled $110,875,000 (AUS$135,910,000) and $9,132,000 (AUS$11,194,000), respectively. Of the total borrowings, $100,781,000 (AUS$123,536,000) is under Facility A and $10,094,000 (AUS$12,374,000) is under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.8158 U.S. dollar at December 31, 2014.

North American Leasing Senior Credit Facility

Effective February 7, 2014, Pac-Van amended its $120,000,000 facility led by Wells Fargo that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (Capital One Business Credit Corp. and OneWest Bank N.A.) to the syndicate (the “Wells Fargo Credit Facility”). Further, on April 7, 2014, in conjunction with the acquisition of Lone Star (see Note 4), and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). The Wells Fargo Credit Facility effectively not only finances the Company’s North American leasing operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse AG, Singapore Branch (see below) and the public offering of unsecured senior notes.

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

At December 31, 2014, borrowings and availability under the Wells Fargo Credit Facility totaled $135,411,000 and $47,397,000, respectively.

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

At December 31, 2014, borrowings outstanding and availability under the Wells Fargo SF Credit Facility totaled $1,491,000 and $4,608,000, respectively.

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

Other

Other debt totaled $13,298,000 at December 31, 2014.

As of December 31, 2014, the Company was in compliance with the financial covenants under all its credit facilities.

The weighted-average interest rate in the Asia-Pacific area was 5.7% and 5.4% in FY 2014 and FY 2015, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 3.8% and 5.5% in FY 2014 and FY 2015, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2014	December 31, 2014

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,535	$1,633

Forward-Exchange Contracts	Trade payables and accrued liabilities	230	—

Forward-Exchange Contracts	Trade and other receivables	—	546

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2013	2014	2013	2014

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$188	$(5)	$158	$(11)

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	400	(12)	(298)	778

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2014 and FY 2015 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In the quarter ended December 31, 2013 and FY 2014, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain of $188,000 and $158,000, respectively. In the quarter ended December 31, 2014 and FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized loss of $5,000 and $11,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2014 and December 31, 2014, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2014		December 31, 2014
	Swap	Option (Cap)	Swap	Option
Notional amounts	$47,195	$—	$40,790	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.72%	—	2.69%	—
Fair Value of Combined Contracts	$(1,535)	$—	$(1,633)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2014, there were 58 open forward exchange contracts that mature between July 2014 and April 2015; and as of December 31, 2014, there were 67 open forward exchange contracts that mature between January 2015 and September 2015, as follows (dollars in thousands):

	June 30, 2014		December 31, 2014
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$14,405	$—	$9,188	$—
Exchange/Strike Rates (AUD to USD)	0.8774 – 0.93357	—	0.80259 – 0.92274	—
Fair Value of Combined Contracts	$(230)	$—	$546	$—

For the quarter ended December 31, 2013 and 2014, net unrealized and realized foreign exchange gains (losses) totaled $(414,000) and $69,000, and $(377,000) and $47,000, respectively. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $(363,000) and $101,000, and $(705,000) and $18,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes at June 30, 2014 was determined based on a Level 1 input and for its senior credit facilities determined based on Level 3 inputs, including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2014 was determined to be approximately $291,781,000. The Company also determined that the fair value of its other debt of $12,199,000 at June 30, 2014 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2014 have not changed significantly from June 30, 2014. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2014 would not vary significantly from the proportion determined at June 30, 2014.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 in both the quarters ended December 31, 2013 and December 31, 2014, and $55,000 in both FY 2014 and FY 2015.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $42,000 in FY 2014. The services agreement was terminated by the Company effective June 30, 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $5,000 and $15,000 during the quarter ended December 31, 2013 and FY 2014, respectively. There were no revenues from affiliates of Mr. Valenta during FY 2015.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both the quarter ended December 31, 2013 and 2014 and $59,000 during both FY 2014 and FY 2015.

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

On September 21, 2009, the Board of Directors of the Company adopted the 2009 Plan, which was approved by the stockholders at the Company’s annual meeting on December 10, 2009. The 2009 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2009 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2009 Plan by the stockholders, the Company suspended further grants under the 2006 Plan (see above). Any stock options which are forfeited under the 2006 Plan will become available for grant under the 2009 Plan, but the total number of shares available under the 2006 Plan and the 2009 Plan will not exceed the 2,500,000 shares reserved for grant under the 2006 Plan. After the adoption by the Board of Directors and upon the approval of the 2014 Stock Incentive Plan (the “2014 Plan”) by the stockholders (see below), the Company suspended any further grants under the 2009 Plan.

On September 11, 2014, the Board of Directors of the Company adopted the 2014 Plan, which was approved by the stockholders at the Company’s annual meeting on December 4, 2014. The 2014 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

performance stock, performance units and other stock-based awards. Participants in the 2014 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2014 Plan by the stockholders, the Company suspended further grants under the 2009 Plan. Any stock options which are forfeited under the 2006 Plan and 2009 Plan (collectively the “Predecessor Plans”) will become available for grant under the 2014 Plan, but the total number of shares available under the 2014 Plan will not exceed the 1,500,000 shares reserved for grant under the 2014 Plan, plus any options which were forfeited or are available for grant under the Predecessor Plans. If not sooner terminated by the Board of Directors, the 2014 Plan will expire on December 4, 2024, which is the tenth anniversary of the date it was approved by the Company’s stockholders, the 2006 Plan will expire on June 30, 2016 and the 2009 Plan will expire on December 10, 2019.

The Predecessor Plans and the 2014 Plan are referred to collectively as the “Stock Incentive Plan.”

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At December 31, 2014, 1,697,146 shares remain available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $0.00

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2014, the weighted-average fair value of the stock options granted to non-employee consultants was $4.66, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.90% - 2.01%, an expected life of 7.44 – 8.45 years, an expected volatility of 70.1% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2015 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2014	2,152,820	$5.03
Granted	—	—
Exercised	(126,758)	2.28
Forfeited or expired	(100,168)	4.08

Outstanding at December 31, 2014	1,925,894	$5.26	5.0

Vested and expected to vest at December 31, 2014	1,925,894	$5.26	5.0

Exercisable at December 31, 2014	1,455,102	$5.58	4.3

At December 31, 2014, outstanding time-based options and performance-based options totaled 1,094,452 and 831,442, respectively. Also at that date, the Company’s market price for its common stock was $9.86 per share, which was above the exercise prices of all of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $8,862,479. Share-based compensation of $5,554,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2014. At that date, there remains $880,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.3 years.

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

On December 4, 2014, the Company granted a total of 27,370 non-vested equity shares to the five non-employees members of the Company’s Board of Directors at a value equal to the closing market price of the Company’s common stock as of that date, or $9.86 per share, which vest one year from the date of grant. In FY 2015, 2,488 non-vested equity shares with a grant date fair value of $9.25 per share were forfeited.

At December 31, 2014, there were 230,202 non-vested equity shares outstanding that were granted to non-employee members of the Board of Directors, officers and key employees of the Company. Share-based compensation of $525,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2014. At that date, there remains $958,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.16 years – 2.00 years for the non-vested equity shares.

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

As of December 31, 2014, the Royal Wolf Board of Directors has granted, net of forfeitures, 1,706,000 performance rights to key management personnel under the LTI Plan, of which 375,000 have been converted into RWH capital stock that were purchased by Royal Wolf in the open market. In FY 2014 and FY 2015, share-based compensation of $343,000 and $360,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2013	2014
Cash flows from operating activities
Net income	$6,784	$13,520
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(15)	(96)
Gain on sales of lease fleet	(3,591)	(3,181)
Unrealized foreign exchange loss	363	705
Unrealized loss (gain) on forward exchange contracts	298	(778)
Unrealized loss (gain) on interest rate swaps and options	(158)	11
Depreciation and amortization	11,634	19,070
Amortization of deferred financing costs	276	772
Accretion of interest	133	1,002
Share-based compensation expense	870	914
Deferred income taxes	4,206	7,408
Changes in operating assets and liabilities:
Trade and other receivables, net	773	(696)
Inventories	(4,605)	(14,809)
Prepaid expenses and other	859	3,117
Trade payables, accrued liabilities and unearned revenues	(1,818)	(6,389)
Income taxes	(253)	569

Net cash provided by (used in) operating activities	$15,756	$21,139

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	Quarter Ended December 31, 2014
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$10,365	$—	$10,365	$13,141	$(6,037)	$17,469	$14,245	$31,714

Leasing	21,452	17,378	38,830	—	(22)	38,808	18,185	56,993

	$31,817	$17,378	$49,195	$13,141	$(6,059)	$56,277	$32,430	$88,707

Share-based compensation	$72	$—	$72	$28	$126	$226	$164	$390

Depreciation and amortization	$2,706	$2,840	$5,546	$267	$(173)	$5,640	$3,935	$9,575

Operating income	$6,263	$5,119	$11,382	$2,519	$(2,262)	$11,639	$6,074	$17,713

Interest income	$—	$—	$—	$—	$—	$—	$10	$10

Interest expense	$997	$725	$1,722	$76	$2,163	$3,961	$1,540	$5,501

	Six Months Ended December 31, 2014
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$18,508	$—	$18,508	$27,908	$(18,829)	$27,587	$28,895	$56,482

Leasing	40,406	35,125	75,531	—	(22)	75,509	37,158	112,667

	$58,914	$35,125	$94,039	$27,908	$(18,851)	$103,096	$66,053	$169,149

Share-based compensation	$150	$5	$155	$56	$339	$550	$364	$914

Depreciation and amortization	$5,154	$5,696	$10,850	$544	$(308)	$11,086	$7,984	$19,070

Operating income	$11,303	$11,658	$22,961	$5,330	$(6,191)	$22,100	$11,081	$33,181

Interest income	$—	$—	$—	$—	$—	$—	$24	$24

Interest expense	$1,810	$1,413	$3,223	$173	$4,314	$7,710	$3,117	$10,827

Additions to long-lived assets	$29,647	$17,988	$47,635	$356	$(4,783)	$43,208	$25,335	$68,543

	At December 31, 2014
Long-lived assets	$212,077	$69,331	$281,408	$4,339	$(11,516)	$274,231	$183,952	$458,183

Goodwill	$45,169	$20,400	$65,569	$2,681	$—	$68,250	$29,107	$97,357

	At June 30, 2014
Long-lived assets	$175,890	$55,438	$231,328	$5,820	$(6,987)	$230,161	$197,005	$427,166

Goodwill	$36,832	$20,111	$56,943	$2,681	$—	$59,624	$33,542	$93,166

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended December 31, 2013
	North America
	Leasing (Pac-Van)	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$5,999	$6,471	$(3,768)	$8,702	$22,418	$31,120

Leasing	15,421	—	—	15,421	19,088	34,509

	$21,420	$6,471	$(3,768)	$24,123	$41,506	$65,629

Share-based compensation	$71	$26	$152	$249	$215	$464

Depreciation and amortization	$1,804	$233	$—	$2,037	$3,938	$5,975

Operating income	$4,198	$500	$(1,532)	$3,166	$6,974	$10,140

Interest income	$—	$—	$—	$—	$11	$11

Interest expense	$823	$185	$—	$1,008	$1,326	$2,334

	Six Months Ended December 31, 2013
	North America
	Leasing (Pac-Van)	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$13,868	$16,344	$(10,196)	$20,016	$45,778	$65,794

Leasing	29,707	—	—	29,707	35,874	65,581

	$43,575	$16,344	$(10,196)	$49,723	$81,652	$131,375

Share-based compensation	$169	$52	$296	$517	$353	$870

Depreciation and amortization	$3,460	$492	$1	$3,953	$7,681	$11,634

Operating income	$7,111	$1,268	$(3,497)	$4,882	$12,026	$16,908

Interest income	$—	$—	$—	$—	$23	$23

Interest expense	$1,567	$339	$—	$1,906	$2.820	$4,726

Additions to long-lived assets	$22,148	$277	$(1,027)	$21,398	$29,533	$50,931

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Intersegment net revenues related to the sales of portable liquid storage containers from Southern Frac to the North American leasing operations totaled and $3,768,000 and $10,196,000 during the quarter ended December 31, 2013 and FY 2014 and $6,037,000 and $18,829,000 during the quarter ended December 31, 2014 and FY 2015, respectively.

Note 12. Subsequent Events

On January 6, 2015, the Wells Fargo Credit Facility was amended and restated to, among other things, increase the maximum borrowing capacity from $200,000,000 to $220,000,000 by adding a $20,000,000 real estate sub-facility, add GFNRC as a borrower and allow the borrowers to acquire real estate as collateral. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $240,000,000.

On January 9, 2015, the Company, through Pac-Van, purchased the business of Bristlecone Ventures, LLC, doing business as “Falcon Containers” (“Falcon Containers”), for approximately $7,280,000. Falcon Containers primarily leases and sells portable storage and office containers from its two locations in Austin and San Antonio, Texas.

On January 15, 2015, the Company announced that the Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2014 through January 30, 2015, and is payable on February 2, 2015 to holders of record as of January 30, 2015.

On January 27, 2015, the Company repaid, prior to maturity, $5,000,000 of the outstanding borrowings of the Credit Suisse Term Loan.

On February 10, 2015, Royal Wolf announced an interim dividend of AUS$0.04 per RWH share payable on April 2, 2015 to shareholders of record on March 18, 2015.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). We do business in three distinct, but related industries, mobile storage, modular space and liquid containment; which we collectively refer to as the “portable services industry.” As of December 31, 2014, our two geographic leasing operations lease and sell their products through nineteen customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, thirty-six branch locations in the United States and two branch locations in Canada. At that date, we had 271 and 696 employees and 41,697 and 29,101 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2014 (“QE FY 2015”) Compared to Quarter Ended December 31, 2013 (“QE FY 2014”)

The following compares our QE FY 2015 results of operations with our QE FY 2014 results of operations.

Revenues. Revenues increased $23.1 million, or 35%, to $88.7 million in QE FY 2015 from $65.6 million in QE FY 2014. This consisted of a $27.8 million increase, or 130%, in revenues in our North American leasing operations, a decrease of $9.1 million, or 22%, in revenues in the Asia-Pacific area and an increase of $4.4 million in manufacturing revenues from Southern Frac. Excluding the impact of Lone Star, which we acquired on April 7, 2014 and contributed revenues of $17.4 million in QE FY 2015, revenues in our North American leasing operations increased by 49% from QE FY 2014. In Australian dollars, total revenues in the Asia-Pacific area decreased by 15%. Additionally, the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in QE FY 2015 versus QE FY 2014 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2015 was $0.85585 U.S. dollar compared to $0.92803 U.S. dollar during QE FY 2014.

Excluding Lone Star (doing business in the mining and energy sector), the North American leasing revenue increase in QE FY 2015 from QE FY 2014 of $10.4 million was broadly across most sectors, but particularly in the mining and energy, commercial, construction and retail sectors where revenues increased between the periods by an aggregate of $9.1 million. The revenue decrease in the Asia-Pacific area was primarily in the transport, mining, government and construction sectors, where revenues decreased by $8.6 million in QE FY 2015 from QE FY 2014.

Sales and leasing revenues represented 30% and 70% of total non-manufacturing revenues, respectively, in QE FY 2015 compared to 45% and 55% of total non-manufacturing revenues in QE FY 2014.

Sales during QE FY 2015 amounted to $31.7 million, compared to $31.1 million during QE FY 2014; representing an increase of $0.6 million, or 2%. This consisted of an $8.2 million decrease, or 37%, in sales in the Asia-Pacific area, an increase of $4.4 million, or 73%, in our North American leasing operations and an increase in manufacturing sales of $4.4 million, or 163%, at Southern Frac. Overall, non-manufacturing sales decreased by a net $3.8 million, or 13%, in QE FY 2015 from QE FY 2014. The decrease in the Asia-Pacific area was comprised of a decrease of $1.5 million ($1.7 million increase due to higher unit sales, $2.0 million decrease due to average price reductions and $1.2 million decrease due to foreign exchange movements) in the CSC operations and a decrease of $6.7 million ($4.6 million decrease due to lower unit sales, a $2.0 million decrease due to average price decreases and a $0.1 million decrease due to foreign exchange movements) in the national accounts group. Sales in the national accounts group during QE FY 2014 included approximately $3.4 million (AUS$3.7 million) to one customer, a freight logistics company that operates a national rail network, in which the operating margin on the sales contract was under 10%. In our North American leasing operations, the higher sales in QE FY 2015 versus QE FY 2014 were broadly across most sectors, but primarily in the commercial, mining and energy, government and construction sectors, which increased by an aggregate of $3.6 million. At Southern Frac, portable liquid storage tank container sales in QE FY 2015 consisted of 196 units sold at an average sales price of approximately $36,000 per unit versus 82 units sold at an average sales price of approximately $33,000 per unit during QE FY 2014. The increase in sales of tanks between the periods at Southern Frac was due to the increased demand from stronger drilling activity, primarily in Texas.

Leasing revenues during QE FY 2015 totaled $57.0 million, as compared to $34.5 million during QE FY 2014, representing an increase of $22.5 million, or 65%. This consisted of an increase of $23.4 million (which includes $17.4 million from Lone Star), or 152%, in North America, and a decrease of $0.9 million, or 5%, in the Asia-Pacific area. On a local currency basis, leasing revenues increased by 3% in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 86% and 81%, respectively, during QE FY 2015, an increase from 85% and 80% in QE FY 2014. The overall average utilization increased slightly in QE FY 2015 to 85% from 84% in QE FY 2014; and the average monthly lease rate of containers was AUS$176 in QE FY 2015 versus AUS$175 in QE FY 2014. Leasing revenues in QE FY 2015 increased in Australian dollars over QE FY 2014 due primarily to the combination of slightly higher monthly lease rates and the average monthly number of units on lease being more than 500 higher in QE FY 2015 as compared to QE FY 2014. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods were the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

In our North American leasing operations, average utilization rates were 87%, 87%, 85%, 74% and 79% and average monthly lease rates were $119, $306, $1,509, $261 and $775 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2015; as compared to 87%, 82%, 78%, 67% and 72% and average monthly lease rates were $115, $275, $885, $243 and $838 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2014, respectively. The average composite utilization rate increased to 82% in QE FY 2015 from 80% in QE FY 2014, and the composite average monthly number of units on lease was more than 8,000 higher in QE FY 2015 as compared to QE FY 2014. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across-the-board, but particularly in the mining and energy, commercial, construction and retail sectors, which increased by an aggregate of $23.6 million (including $17.4 million from Lone Star).

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $4.0 million from $21.6 million during QE FY 2014 to $17.6 million during QE FY 2015, as a result of the lower sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales increased to 28% in QE FY 2015 from 24% in QE FY 2014 due primarily to the adverse effect in QE FY 2014 of the lower margin on approximately $3.4 million (AUS$3.7 million) of sales to a freight logistics customer, which was discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $4.9 million in QE FY 2015, or approximately $25,000 per unit, versus $2.0 million in QE FY 2014, or approximately $24,400 per unit, but our gross profit percentage increased to 31% in QE FY 2015 from over 26% in QE FY 2014.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $13.0 million ($9.4 million of which was incurred at Lone Star), from $26.1 million during QE FY 2014 to $39.1 million during QE FY 2015. As a percentage of revenues, these costs increased to 44% during QE FY 2015 from 40% during QE FY 2014. However, as discussed above, there were $3.4 million of sales to a freight logistics customer which, if excluded, would show these costs as a percentage of revenues in QE FY 2014 at 42%. This is comparable to QE FY 2015, particularly since infrastructure costs in North America, as a percentage of revenues, have proportionally increased slightly in order to sustain the anticipated business growth.

Depreciation and Amortization. Depreciation and amortization increased by $3.6 million to $9.4 million in QE FY 2015 from $5.8 million in QE FY 2014, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $5.5 million in QE FY 2015 was $3.2 million higher than the $2.3 million in QE FY 2014, primarily in North America, which increased by $3.0 million. This was due to higher average borrowings in QE FY 2015, as compared to QE FY 2014, and the higher weighted-average interest rate of 5.4% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in North America in QE FY 2015 versus 3.7% in QE FY 2014. This higher weighted-average interest rate between the periods was primarily due to borrowings we made during the fourth quarter of the fiscal year ended June 30, 2014 at GFN corporate that totaled $97.0 million and bear interest rates higher than those of the current lending rates of our combined senior credit facility for our North American leasing operations (see Note 5 of Notes to Condensed Consolidated Financial Statements). The weighted-average interest rate of 5.4% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in QE FY 2015 decreased from 5.5% in QE FY 2014 and this, along with the weakening Australian dollar relative to the U.S. dollar, offset the comparatively higher average borrowings between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9322 at September 30, 2013, $0.8874 at December 31, 2013, $0.8727 at September 30, 2014 and $0.8158 at December 31, 2014. In QE FY 2014 and QE FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $(414,000) and $69,000, and $(377,000) and $47,000, respectively.

Income Taxes. Our effective income tax rate was 40.0% in QE FY 2015 and 41.8% in QE FY 2014. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. The effective tax rate in QE FY 2014 included an estimate for the effect to deferred taxes for the increase in the federal statutory rate used from 34% to 35%.

Preferred Stock Dividends. In both QE FY 2015 and QE FY 2014, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.6 million and $2.0 million in QE FY 2015 and QE FY 2014, respectively, a decrease of $0.4 million.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $4.6 million in QE FY 2015 was $3.0 million more than the $1.6 million in QE FY 2014, primarily as a result of greater operating profit in North America, offset somewhat by lower operating profit in the Asia-Pacific area, higher interest expense and income taxes.

Six Months Ended December 31, 2014 (“FY 2015”) Compared to Six Months Ended December 31, 2013 (“FY 2014”)

The following compares our FY 2015 results of operations with our FY 2014 results of operations.

Revenues. Revenues increased $37.7 million, or 29%, to $169.1 million in FY 2015 from $131.4 million in FY 2014. This consisted of a $50.4 million increase, or 116%, in revenues in our North American leasing operations, a decrease of $15.6 million, or 19%, in revenues in the Asia-Pacific area and an increase of $2.9 million in manufacturing revenues from Southern Frac. Excluding the impact of Lone Star, which we acquired on April 7, 2014 and contributed revenues of $35.1 million in FY 2015, revenues in our North American leasing operations increased by 35% from FY 2014. In Australian dollars, total revenues in the Asia-Pacific area decreased by 15%. Additionally, the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2015 versus FY 2014 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2015 was $0.89098 U.S. dollar compared to $0.92183 U.S. dollar during FY 2014.

Excluding Lone Star (doing business in the mining and energy sector), North American leasing revenue increase in FY 2015 from FY 2014 of $15.3 million was broadly across most sectors, but particularly in the mining and energy, commercial, construction and retail sectors, where revenues increased between the periods by an aggregate of $15.0 million. The revenue decrease in the Asia-Pacific area was primarily in the transport, mining and government sectors, where revenues decreased by $15.8 million in FY 2015 from FY 2014.

Sales and leasing revenues represented 30% and 70% of total non-manufacturing revenues, respectively, in FY 2015 compared to 48% and 52% of total non-manufacturing revenues in FY 2014.

Sales during FY 2015 amounted to $56.5 million, compared to $65.8 million during FY 2014; representing a decrease of $9.3 million, or 14%. This consisted of a $16.9 million decrease, or 37%, in sales in the Asia-Pacific area, an increase of $4.7 million, or 34%, in our North American leasing operations and an increase in manufacturing sales of $2.9 million, or 48%, at Southern Frac. Overall, non-manufacturing sales decreased by a net $12.2 million, or 20%, in FY 2015 from FY 2014. The decrease in the Asia-Pacific area was comprised of a decrease of $1.3 million ($2.7 million increase due to higher unit sales, $3.0 million decrease due to average price reductions and $1.0 million decrease due to foreign exchange movements) in the CSC operations and a decrease of $15.6 million ($11.4 million decrease due to lower unit sales, a $4.1 million decrease due to average price decreases and a $0.1 million decrease due to foreign exchange movements) in the national accounts group. Sales in the national accounts group during FY 2014 included over $11.0 million (over AUS$12.0 million) to one customer, a freight logistics company that operates a national rail network, in which the operating margin on the sales contract was under 10%. In our North American leasing operations, the higher sales in FY 2015 versus FY 2014 were primarily due to increases in the commercial, mining and energy, government and construction sectors, which increased by an aggregate of $5.0 million. At Southern Frac, portable liquid storage tank container sales in FY 2015 consisted of 254 units sold at an average sales price of approximately $35,800 per unit versus 176 units sold at an average sales price of approximately $34,900 per unit during FY 2014. The increase in sales of tanks between the periods at Southern Frac was due to the increased demand from stronger drilling activity, primarily in Texas.

Leasing revenues during FY 2015 totaled $112.7 million, as compared to $65.6 million during FY 2014, representing an increase of $47.1 million, or 72%. This consisted of an increase of $45.8 million (which includes $35.1 million from Lone Star), or 154%, in North America, and an increase of $1.3 million, or 4%, in the Asia-Pacific area. On a local currency basis, leasing revenues increased by 7% in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 86% and 76%, respectively, during FY 2015, an increase from 85% and 73% in FY 2014. The overall average utilization increased slightly in FY 2015 to 83% from 82% in FY 2014; and the average monthly lease rate of containers was AUS$178 in FY 2015 versus AUS$172 in FY 2014. Leasing revenues in FY 2015 increased in Australian dollars over FY 2014 due primarily to the combination of slightly higher monthly lease rates and the average monthly number of units on lease being over 1,000 higher in FY 2015 as compared to FY 2014. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods were the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the mobile storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

In our North American leasing operations, average utilization rates were 83%, 86%, 86%, 74% and 78% and average monthly lease rates were $116, $300, $1,540, $256 and $783 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2015; as compared to 84%, 81%, 82%, 68% and 72% and average monthly lease rates were $114, $273, $905, $241 and $824 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2014, respectively. The average composite utilization rate increased to 81% in FY 2015 from 79% in FY 2014, and the composite average monthly number of units on lease was over 6,900 higher in FY 2015 as compared to FY 2014. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across-the-board, but particularly in the mining and energy, commercial, construction and retail sectors, which increased by an aggregate of $45.5 million (including $35.1 million from Lone Star).

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $12.3 million from $46.4 million during FY 2014 to $34.1 million during FY 2015, as a result of the lower sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales increased to 28% in FY 2015 from 22% in FY 2014 due primarily to the adverse effect in FY 2014 of the lower margin on over $11.0 million (over AUS$12.0 million) of sales to a freight logistics customer, which was discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $6.0 million in FY 2015, or approximately $26,000 per unit, versus $4.6 million in FY 2014, or approximately $24,000 per unit, but our gross profit percentage increased to 34% in FY 2015 from 26% in FY 2014.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our increased business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $25.0 million ($17.8 million of which was incurred at Lone Star), from $52.2 million during FY 2014 to $77.2 million during FY 2015. As a percentage of revenues, these costs increased to 46% during FY 2015 from 40% during FY 2014. However, as discussed above, there were over $11.0 million of sales to a freight logistics customer which, if excluded, would show these costs as a percentage of revenues in FY 2014 at 3%. This is comparable to FY 2015, particularly since infrastructure costs in North America, as a percentage of revenues, have proportionally increased slightly in order to sustain the anticipated business growth.

Depreciation and Amortization. Depreciation and amortization increased by $7.3 million to $18.6 million in FY 2015 from $11.3 million in FY 2014, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $10.8 million in FY 2015 was $6.1 million higher than the $4.7 million in FY 2014, primarily in North America, which increased by $5.8 million. This was due to higher average borrowings in FY 2015, as compared to FY 2014, and the higher weighted-average interest rate of 5.5% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in North America in FY 2015 versus 3.8% in FY 2014. This higher weighted-average interest rate between the periods was primarily due to borrowings we made during the fourth quarter of the fiscal year ended June 30, 2014 at GFN corporate that totaled $97.0 million and bear interest rates higher than those of the current lending rates of our combined senior credit facility for our North American leasing operations. The weighted-average interest rate of 5.4% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in FY 2015 decreased from 5.7% in FY 2014 and this, along with the weakening Australian dollar relative to the U.S. dollar, offset the comparatively higher average borrowings between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9146 at June 30, 2013, $0.8874 at December 31, 2013, $0.9439 at June 30, 2014 and $0.8158 at December 31, 2014. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $(363,000) and $101,000, and $(705,000) and $18,000, respectively.

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

Preferred Stock Dividends. In FY 2015 and FY 2014, we paid $1.8 million and 1.7 million, respectively, primarily on our Series C Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $3.4 million and $3.1 million in FY 2015 and FY 2014, respectively, an increase of $0.3 million, reflecting the greater profitability of both operating units between the periods.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $8.3 million in FY 2015 was $6.3 million more than the $2.0 million in FY 2014, primarily as a result of greater operating profit in both North America and the Asia-Pacific area, offset somewhat by higher interest expense and income taxes.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2013	2014	2013	2014
Net income	$4,582	$7,119	$6,784	$13,520
Add (deduct) —
Provision for income taxes	3,291	4,746	4,872	9,013
Foreign currency exchange loss (gain) and other	(56)	357	549	(155)
Interest expense	2,334	5,501	4,726	10,827
Interest income	(11)	(10)	(23)	(24)
Depreciation and amortization	5,975	9,575	11,634	19,070
Share-based compensation expense	464	390	870	914

Adjusted EBITDA	$16,579	$27,678	$29,412	$53,165

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

Leasing Operations

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $142,765,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $85,659,000 (AUS$105,000,000) and CBA’s proportionate share is $57,106,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $101,975,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $40,790,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Effective February 7, 2014, Pac-Van amended its $120,000,000 facility led by Wells Fargo Bank, National Association (“Wells Fargo”) that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (Capital One Business Credit Corp. and OneWest Bank N.A.) to the syndicate (the “Wells Fargo Credit Facility”). Further, on April 7, 2014, in conjunction with the acquisition of Lone Star, and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). The Wells Fargo Credit Facility matures on September 7, 2017.

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

On January 6, 2015, the Wells Fargo Credit Facility was amended and restated to, among other things, increase the maximum borrowing capacity from $200,000,000 to $220,000,000 by adding a $20,000,000 real estate sub-facility, add GFNRC as a borrower and allow the borrowers to acquire real estate as collateral.

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

As of December 31, 2014, our required principal and other obligations payments for the twelve months ending December 31, 2015 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,
	2015	2016	2017	2018
ANZ/CBA Credit Facility	$—	$—	$100,781	$—
Wells Fargo Credit Facility	—	—	135,411	—
Wells Fargo SF Credit Facility	1,168	215	108	—
Credit Suisse Term Loan	—	25,000	—	—
Senior Notes	—	—	—	—
Other	4,061	3,797	1,476	1,582

	$5,229	$29,012	$237,776	$1,582

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

	Six Months Ended December 31,
	2013	2014
Net cash provided by operating activities	$15,756	$21,139

Net cash used in investing activities	$(51,996)	$(82,600)

Net cash provided by financing activities	$35,004	$63,466

Operating activities. Our operations provided net cash flow of $21.1 million during FY 2015, an increase of $5.3 million from the $15.8 million of operating cash flow provided during FY 2014. Net income of $13.5 million in FY 2015 was $6.7 million higher than the net income of $6.8 million in FY 2014, but this increase in operating cash flows was more than offset by a reduction of $13.2 million in the management of operating assets and liabilities in FY 2015 when compared to FY 2014. In FY 2015 and FY 2014, operating cash flows were reduced by $18.2 million and $5.0 million, respectively. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash add-backs for cash flow purposes, caused a net decrease to operating cash flows by $0.1 million in FY 2015 versus a net increase of $0.5 million in FY 2014; or a net decrease of $0.6 million between the periods. However, our operating cash flows in FY 2015 increased by $8.8 million over FY 2014 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $20.8 million in FY 2015 versus $12.0 million in FY 2014. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $7.4 million in FY 2015 and $4.2 million in FY 2014. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2015 and FY 2014, operating cash flows were reduced by gains on the sales of lease fleet of $3.2 million and $3.6 million, respectively, and enhanced by non-cash share-based compensation charges of $0.9 million.

Investing Activities. Net cash used by investing activities was $82.6 million during FY 2015, as compared to $52.0 million during FY 2014, an increase of $30.6 million. Purchases of property, plant and equipment, or rolling stock, were $13.3 million (which included a real estate purchase in the Asia-Pacific area totaling $9.1 million) in FY 2015 and $2.9 million FY 2014, an increase of $10.4 million; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $43.8 million in FY 2015 as compared to $33.4 million in FY 2014, also an increase of $10.4 million. The increase in FY 2015 net capital expenditures from FY 2014 was due primarily to container lease fleet purchases of $36.5 million in FY 2015 in North America, as compared to $17.7 million in FY 2014, an increase of $18.8 million; whereas net capital expenditures in the Pan Pacific totaled $7.3 million in FY 2015 versus $15.7 million in FY 2014, a decrease of $8.4 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2015, we made four business acquisitions (one in the Pan Pacific and three in North America) for cash totaling $25.4 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to six acquisitions (three in the Pan Pacific and three in North America) in FY 2014 for cash totaling $15.7 million; an increase of $9.7 million between the periods.

Financing Activities. Net cash provided by financing activities was $63.5 million during FY 2015, as compared to $35.0 million provided during FY 2014, an increase of $28.5 million. In FY 2015 and FY 2014, cash provided from financing activities included net borrowings of $70.0 million and $39.4 million, respectively, on existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. However, cash was used in FY 2015 and FY 2014 to pay preferred stock dividends of $1.8 million, and $1.7 million, respectively, on primarily our Series C Preferred Stock; and, additionally, in FY 2015 and FY 2014, cash was used to purchase $3.4 million and $0.3 million, respectively, of RWH capital stock in the open market, of which a net $0.9 million and $0.3 million, respectively, was purchased by Royal Wolf for eventual issuance to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements). In both FY 2015 and FY 2014, Royal Wolf paid capital stock dividends of over $2.3 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $65.8 million and $41.9 million at December 31, 2014 and $61.5 million and $27.4 million at June 30, 2014, respectively. At December 31, 2014, days sales outstanding (“DSO”) in trade receivables were 38 days and 67 days in the Asia-Pacific area and in our North American leasing operations, as compared to 43 days and 67 days at June 30, 2014, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers, which is customary in the industry. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $418.0 million at December 31, 2014 from $396.6 million at June 30, 2014. At December 31, 2014, we had 70,798 units (20,427 units in retail operations in Australia, 10,961 units in national account group operations in Australia, 10,309 units in New Zealand, which are considered retail; and 29,101 units in North America) in our lease fleet, as compared to 61,597 units (20,056 units in retail operations in Australia, 10,610 units in national account group operations in Australia, 9,712 units in New Zealand, which are considered retail; and 21,219 units in North America) at June 30, 2014. At those dates, 59,458 units (16,942 units in retail operations in Australia, 9,554 units in national account group operations in Australia, 9,293 units in New Zealand, which are considered retail; and 23,669 units in North America); and 50,050 units (16,624 units in retail operations in Australia, 7,704 units in national account group operations in Australia, 8,892 units in New Zealand, which are considered retail; and 16,830 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 36,929 storage and freight containers and 4,768 portable building containers at December 31, 2014; and 35,990 storage and freight containers and 4,388 portable building containers at June 30, 2014. At those dates, units on lease were comprised of 32,310 storage and freight containers and 3,479 portable building containers; and 29,800 storage and freight containers and 3,420 portable building containers, respectively.

In North America, the lease fleet was comprised of 16,949 storage containers, 2,194 office containers (GLOs), 4,105 portable liquid storage tank containers, 4,721 mobile offices and 1,132 modular units at December 31, 2014; and 10,531 storage containers, 1,858 office containers (GLOs), 3,234 portable liquid storage tank containers, 4,591 mobile offices and 1,005 modular units at June 30, 2014. At those dates, units on lease were comprised of 14,133 storage containers, 1,800 office containers, 3,378 portable liquid storage tank containers, 3,463 mobile offices and 895 modular units; 8,150 storage containers, 1,572 office containers, 2,868 portable liquid storage tank containers, 3,462 mobile offices and 778 modular units, respectively.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include four operating units (Royal Wolf, Pac-Van, Lone Star and Southern Frac) and our goodwill was allocated between these four reporting units. We performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is likely less than the carrying amount, the quantitative two-step impairment test process discussed above would be applied. As of December 31, 2014, we determined that it was not likely that the fair values of the goodwill of our operating units were less than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Prior to July 1, 2012, we reviewed intangibles (those assets resulting from acquisitions) annually for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process required the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of December 31, 2014, we determined that it was not likely that the fair values of intangible assets were less than their carrying amounts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the SEC on September 12, 2014 (“Annual Report”) and other subsequent filings with the SEC, including the following:

Demand for a substantial portion of our leasing and the majority of our manufacturing services in North America is, to a certain degree, dependent on the levels of expenditures by the oil and gas industry and can fluctuate significantly in a short period of time. A substantial or an extended decline in oil and gas prices could result in lower expenditures by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for a substantial portion of our leasing and the majority of our manufacturing services in North America depends, to a certain degree, on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves and can fluctuate significantly in a short period of time. These expenditures are generally dependent on the industry’s view of current and future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could also result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

The oil and gas industry has historically experienced volatile prices for oil and gas and periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure vendor prices charged. A significant downturn in the oil and gas industry could result in a reduction in demand for our services and could adversely affect our financial condition, results of operations and cash flows.

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

Date: February 11, 2015	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Fifth Amendment to Credit and Security Agreement dated December 3, 2014 among Wells Fargo Bank, National Association, Southern Frac, the Company and GFNMC (incorporated by reference to Registrant’s Form 8-K filed December 5, 2014)

10.2	Amendment to General Finance Corporation 2014 Stock Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.