Form 10-Q
period 2015-03-31
General Finance CORP
filed 2015-05-11
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,880,520 shares outstanding as of May 8, 2015.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2014	March 31, 2015
Assets
Cash and cash equivalents	$5,846	$8,551
Trade and other receivables, net of allowance for doubtful accounts of $3,848 and $6,096 at June 30, 2014 and March 31, 2015, respectively	61,474	54,633
Inventories	27,402	41,162
Prepaid expenses and other	9,919	10,096
Property, plant and equipment, net	30,614	40,709
Lease fleet, net	396,552	415,523
Goodwill	93,166	98,281
Other intangible assets, net	43,516	42,857

Total assets	$668,489	$711,812

Liabilities
Trade payables and accrued liabilities	$53,838	$42,287
Income taxes payable	1,136	984
Unearned revenue and advance payments	14,480	13,748
Senior and other debt	302,877	373,189
Deferred tax liabilities	38,273	44,070

Total liabilities	410,604	474,278

Commitments and contingencies (Note 9)	—	—
Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 and $40,702 at June 30, 2014 and March 31, 2015, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 25,657,257 and 25,879,020 shares issued and outstanding at June 30, 2014 and March 31, 2015, respectively	3	3
Additional paid-in capital	128,030	124,639
Accumulated other comprehensive income (loss)	1,915	(11,937)
Accumulated deficit	(11,786)	(2,452)

Total General Finance Corporation stockholders’ equity	158,262	150,353
Equity of noncontrolling interests	99,623	87,181

Total equity	257,885	237,534

Total liabilities and equity	$668,489	$711,812

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Revenues
Sales:
Lease inventories and fleet	$24,421	$19,923	$84,067	$67,326
Manufactured units	6,807	3,452	12,955	12,531

	31,228	23,375	97,022	79,857
Leasing	34,445	46,011	100,026	158,678

	65,673	69,386	197,048	238,535

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	18,065	14,246	64,457	48,342
Manufactured units	4,959	2,779	9,532	8,806
Direct costs of leasing operations	12,162	18,992	36,206	59,327
Selling and general expenses	14,902	17,367	43,098	54,233
Depreciation and amortization	6,022	9,475	17,284	28,119

Operating income	9,563	6,527	26,471	39,708
Interest income	14	28	37	52
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $71 and $229 in the quarter and nine months ended March 31, 2014 and $0 and $(11) in the quarter and nine months ended March 31, 2015, respectively)	(2,490)	(5,179)	(7,216)	(16,006)
Foreign currency exchange loss and other	(512)	(374)	(1,061)	(219)

	(2,988)	(5,525)	(8,240)	(16,173)

Income before provision for income taxes	6,575	1,002	18,231	23,535
Provision for income taxes (includes provision (benefit) from AOCI reclassifications of $30 and $96 in the quarter and nine months ended March 31, 2014 and $0 and $(4) in the quarter and nine months ended March 31, 2015, respectively)	2,749	401	7,621	9,414

Net income	3,826	601	10,610	14,121
Preferred stock dividends	(922)	(922)	(2,597)	(2,766)
Noncontrolling interests	(1,841)	(1,420)	(4,925)	(4,787)

Net income (loss) attributable to common stockholders	$1,063	$(1,741)	$3,088	$6,568

Net income (loss) per common share:
Basic	$0.04	$(0.07)	$0.13	$0.25
Diluted	0.04	(0.07)	0.12	0.25

Weighted average shares outstanding:
Basic	24,357,045	25,862,668	24,340,735	25,774,758
Diluted	25,208,993	25,862,668	25,192,683	26,467,138

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Net income	$3,826	$601	$10,610	$14,121
Other comprehensive income (loss):
Change in fair value, net of ineffective cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $71 and $229 and $0 and $(11) in the quarter and nine months ended March 31, 2014 and 2015, respectively (which includes reclassifications of the related income tax provision (benefit) of $30 and $96 and $0 and $(4) in the quarter and nine months ended March 31, 2014 and 2015, respectively); and net of income tax effect of $(37) and $(40) and $59 and $200 in the quarter and nine months ended March 31, 2014 and 2015, respectively	(110)	(175)	(93)	(483)
Cumulative translation adjustment	5,665	(7,065)	3,125	(26,051)

Total comprehensive income (loss)	9,381	(6,639)	13,642	(12,413)
Allocated to noncontrolling interests	(4,791)	2,000	(6,694)	7,895

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$4,590	$(4,639)	$6,948	$(4,518)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at June 30, 2014	$40,100	$3	$128,030	$1,915	$(11,786)	$158,262	$99,623	$257,885
Share-based compensation	—	—	1,227	—	—	1,227	227	1,454
Preferred stock dividends	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(3,922)	(3,922)
Purchases of subsidiary capital stock	—	—	(2,534)	—	—	(2,534)	(852)	(3,386)
Issuance of 16,002 shares of common stock at acquisition of Black Angus	—	—	156	—	—	156	—	156
Issuance of 185,379 shares of common stock on exercises of stock options	—	—	526	—	—	526	—	526
Grant of net 20,382 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	9,334	9,334	4,787	14,121
Fair value change in derivative, net of related tax effect	—	—	—	(246)	—	(246)	(237)	(483)
Cumulative translation adjustment	—	—	—	(13,606)	—	(13,606)	(12,445)	(26,051)

Total comprehensive loss	—	—	—	—	—	(4,518)	(7,895)	(12,413)

Balance at March 31, 2015	$40,100	$3	$124,639	$(11,937)	$(2,452)	$150,353	$87,181	$237,534

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2014	2015
Net cash provided by operating activities (Note 10)	$20,760	$22,503

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,695)	(33,913)
Proceeds from sales of property, plant and equipment	133	162
Purchases of property, plant and equipment	(4,306)	(16,018)
Proceeds from sales of lease fleet	19,582	17,110
Purchases of lease fleet	(61,885)	(67,833)
Other intangible assets	(210)	(555)

Net cash used in investing activities	(62,381)	(101,047)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	(51)	706
Proceeds from senior and other debt borrowings, net	51,089	91,153
Deferred financing costs	(688)	(154)
Proceeds from issuances of common stock	8	526
Purchases of subsidiary capital stock	(420)	(3,386)
Dividends on capital stock by subsidiary	(2,339)	(2,409)
Preferred stock dividends	(2,597)	(2,766)

Net cash provided by financing activities	45,002	83,670

Net increase in cash	3,381	5,126
Cash and equivalents at beginning of period	6,278	5,846
The effect of foreign currency translation on cash	(1,310)	(2,421)

Cash and equivalents at end of period	$8,349	$8,551

Non-cash investing and financing activities:

The Company issued common stock of $156 as a part of the consideration for a business acquisition during the nine months ended March 31, 2015 (see Note 4), and included holdback amounts totaling $1,126 and $3,371 as part of the consideration for business acquisitions during the nine months ended March 31, 2014 and 2015, respectively.

On February 10, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.04 per RWH share payable on April 2, 2015 to shareholders of record on March 18, 2015. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $1,513 (AUS$1,968), as a charge directly to the equity of noncontrolling interests at March 31, 2015 (see Note 3).

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

The Company does business in three distinct, but related industries, mobile storage, modular space and liquid containment (which are collectively referred to as the “portable services industry”), in two geographic areas; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices) and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our North American leasing operations, and Southern Frac (which manufactures portable liquid storage tank containers).

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through March 31, 2015, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

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

Unless otherwise indicated, references to “FY 2014” and “FY 2015” are to the nine months ended March 31, 2014 and 2015, respectively.

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

	June 30,	March 31,
	2014	2015
Finished goods	$24,157	$36,286
Work in progress	2,011	1,921
Raw materials	1,234	2,955

	$27,402	$41,162

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,
		2014	2015
Land	—	$2,423	$9,918
Building and improvements	10 — 40 years	4,608	6,575
Transportation and plant equipment (including capital lease assets)	3 — 20 years	34,934	37,539
Furniture, fixtures and office equipment	3 — 10 years	7,286	8,083
Construction in-process		134	—

		49,385	62,115
Less accumulated depreciation and amortization		(18,771)	(21,406)

		$30,614	$40,709

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2014 and March 31, 2015, the gross costs of the lease fleet were $453,362,000 and $480,664,000, respectively.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Basic	24,357,045	25,862,668	24,340,735	25,774,758
Assumed exercise of stock options	851,948	—	851,948	692,380

Diluted	25,208,993	25,862,668	25,192,683	26,467,138

Potential common stock equivalents totaling 1,296,929 for both the quarter ended March 31, 2014 and FY 2014 and 1,900,273 and 1,207,893 for the quarter ended March 31, 2015 and FY 2015, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers: Topic 606. ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early application is permitted for annual reporting periods beginning after December 15, 2016, and public entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is evaluating the requirements of ASU 2014-09 and has not determined the effect of this ASU in the presentation of its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. ASU No. 2015-01 removes the concept of extraordinary items, including deleting the definition of “extraordinary items” from the FASB Master Glossary. The revised guidance provides that “the nature and financial effects of each event or transaction that is unusual in nature or occurs infrequently or both shall be presented as a separate component of income from continuing operations or, alternatively, disclosed in notes to the financial statements.” ASU No. 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after Dec. 15, 2015, with early adoption permitted. A reporting entity may apply the amendments prospectively or retrospectively. The Company does not believe that ASU 2015-01 will have a material effect in the presentation of its consolidated financial statements.

In March 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU No. 2015-02 focuses on the evaluation for reporting public and private companies and not-for-profit organizations that must determine whether they should consolidate certain legal entities by, among other things:

•	Emphasizing loss risk when determining a controlling financial interest. When certain criteria are met, a reporting organization may no longer have to consolidate a legal entity based solely on its fee arrangement.

•	Reducing the frequency of related-party guidance application when determining a controlling financial interest in a variable interest entity (“VIE”).

•	Revising consolidation conclusions for public and private companies in several industries that typically use VIEs or limited partnerships.

For public companies, ASU No. 2015-02 will be effective for periods beginning after Dec. 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company does not believe that ASU 2015-02 will have a material effect in the presentation of its consolidated financial statements.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and Series B 8% Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at June 30, 2014 and March 31, 2015, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

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

Dividends

As of March 31, 2015, since issuance, dividends paid or payable totaled $67,000 for the Series B Preferred Stock.

As of March 31, 2015, since issuance, dividends paid totaled $6,240,000 for the Series C Preferred Stock.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 12, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.055 per RWH share payable on October 3, 2014 to shareholders of record on September 18, 2014; and on February 10, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.04 per RWH share payable on April 2, 2015 to shareholders of record on March 18, 2015.

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

	Quarter Ended	Nine Months Ended
	March 31, 2014
	(Unaudited)
Revenues	$78,212	$235,764
Net income	4,239	14,430
Net income attributable to common stockholders	1,476	6,908

Pro forma net income per common share:
Basic	$0.06	$0.27
Diluted	0.06	0.26

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FY 2015 Acquisitions

On July 1, 2014, the Company, through Pac-Van, purchased the business of Black Angus Steel & Supply Co. and Bulkhead Express, LLC (“Black Angus”) for approximately $4,861,000, which included the issuance of 16,002 shares of GFN common stock and holdback amounts of $1,468,000. Black Angus leases and sells containers from two locations in Texas.

On October 20, 2014, the Company, through Pac-Van, purchased the business of LongVANS, Inc. (“LongVANS”) for approximately $13,895,000, which included holdback amounts of $703,000. LongVANS designs, manufactures, leases and sells portable storage containers, portable security containers and modular office trailers from two locations in Wisconsin.

On November 14, 2014, the Company, through Pac-Van, purchased the business of A-One Storage, LLC (“A-One”) for approximately $8,332,000, which included holdback amounts of $803,000. A-One leases and sells storage containers, ground level offices (office containers), storage trailers and wheeled office trailers in Columbus, Ohio.

On December 1, 2014, the Company, through Royal Wolf, purchased the business of YS Container Services (“YS Container”) for approximately $1,560,000 (AUS$1,833,000), which included holdback amounts of $147,000 (AUS$172,000). YS Container primarily leases and sells containers in Christchurch, New Zealand.

On January 9, 2015, the Company, through Pac-Van, purchased the business of Bristlecone Ventures, LLC, doing business as “Falcon Containers” (“Falcon Containers”), for approximately $7,169,000, which included holdback amounts of $79,000. Falcon Containers primarily leases and sells portable storage and office containers from its two locations in Austin and San Antonio, Texas.

On February 20, 2015, the Company, through Pac-Van, purchased the business of AB-TK Leasing, Inc., doing business as “Chet-Jac Trailer Sales” (“Chet-Jac”), for approximately $1,039,000, which included holdback amounts of $100,000. Chet-Jac primarily leases and sells portable storage containers and storage trailers from Holts Summit, Missouri.

On March 20, 2015, the Company, through Pac-Van, purchased the business of Budget Mobile Storage, LLC (“Budget Mobile Storage”), for approximately $940,000, which included holdback amounts of $71,000. Budget Mobile Storage primarily leases and sells primarily portable storage containers in Des Moines, Iowa, Wichita, Kansas and the Quad Cities area surrounding Milan, Illinois.

The valuations and purchase accounting for the acquisitions in FY 2015 are still to be completed and are subject to change. The preliminary allocation for the acquisitions in FY 2015 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Black Angus July 1, 2014	LongVANS October 20, 1014	A-One November 14, 2014	Falcon Containers January 9, 2015	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Cash	$—	$—	$—	$356	$—	$356
Trade and other receivables	139	630	—	150		919
Inventories	—	22	—	—	264	286
Prepaid expenses and other	—	44	—	—	16	60
Property, plant and equipment	249	631	302	255	87	1,524
Lease fleet	2,020	6,251	4,851	3,300	2,105	18,527
Accounts payables and accrued liabilities	—	(340)	—	(16)	—	(356)
Unearned revenue and advance payments	(84)	(625)	(299)	(203)	(50)	(1,261)

Total net tangible assets acquired and liabilities assumed	2,324	6,613	4,854	3,842	2,422	20,055
Fair value of intangible assets acquired:
Non-compete agreement	261	728	178	426	255	1,848
Customer lists/relationships	851	1,400	972	643	551	4,417
Trade name	—	453	—	—	—	453
Goodwill	1,425	4,701	2,328	2,258	311	11,023

Total intangible assets acquired	2,537	7,282	3,478	3,327	1,117	17,741

Total purchase consideration	$4,861	$13,895	$8,332	$7,169	$3,539	$37,796

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. In FY 2015, the goodwill recognized in the Black Angus, LongVANS, A-One, Chet-Jac and Budget Mobile Storage acquisitions is deductible for U.S. income tax purposes, but the goodwill recognized in the Falcon Containers and YS Container acquisitions is not.

The Company incurred approximately $571,000 and $719,000 and $94,000 and $243,000 during the quarter ended March 31,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2014 and FY 2014 and during the quarter ended March 31, 2015 and FY 2015, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $134,593,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”)as a lender through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,756,000 (AUS$105,000,000) and CBA’s proportionate share is $53,837,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $96,138,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,455,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 1.85% per annum on the Facility A and 1.35% - 2.15% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At March 31, 2015, the 30-day and 90-day BBSY and BKBM was 2.26% and 2.275% and 3.68% and 3.68%, respectively.

The ANZ/CBA Credit Facility also includes a $2,307,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of three times EBITDA, as defined.

At March 31, 2015, total borrowings and availability under the ANZ/CBA Credit Facility totaled $109,381,000 (AUS$142,220,000) and $4,348,000 (AUS$5,654,000), respectively. Of the total borrowings, $95,012,000 (AUS$123,537,000) is drawn under Facility A and $14,369,000 (AUS$18,683,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.7691 U.S. dollar at March 31, 2015.

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

The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse AG, Singapore Branch or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On January 6, 2015, the Wells Fargo Credit Facility was amended and restated to, among other things, increase the maximum borrowing capacity from $200,000,000 to $220,000,000, add a $20,000,000 real estate sub-facility, add GFNRC as a borrower and allow the borrowers to acquire real estate as collateral. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $240,000,000.

At March 31, 2015, borrowings and availability under the Wells Fargo Credit Facility totaled $160,572,000 and $45,208,000, respectively.

North American Manufacturing Senior Credit Facility

Southern Frac has a senior credit facility with Wells Fargo, as amended, (“Wells Fargo SF Credit Facility”) that provides (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; and (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013. A $1,500,000 term loan (the “Term Loan B”), which amortized over 18 months commencing on May 1, 2013, was repaid in full in October 2014. The Wells Fargo SF Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility accrue interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, and 4.0% for the Restated Equipment Term Loan.

At March 31, 2015, borrowings outstanding and availability under the Wells Fargo SF Credit Facility totaled $2,855,000 and $3,413,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company, at the corporate level, entered into a $25,000,000 facility agreement with Credit Suisse AG, Singapore Branch (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star (see Note 4) and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature two years from the date that the Company borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. During FY 2015, the Company repaid, prior to maturity, $10,000,000 of the outstanding borrowings of the Credit Suisse Term Loan.

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

The Company may, at its option, prior to July 31, 2017, redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed plus any additional amount required by the Indenture. In addition, the Company may from time to time redeem up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes.

The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on the NASDAQ under the symbol “GFNSL.”

Other

Other debt totaled $13,381,000 at March 31, 2015.

As of March 31, 2015, the Company was in compliance with the financial covenants under all its credit facilities.

The weighted-average interest rate in the Asia-Pacific area was 5.4% and 4.7% and 5.7% and 5.2% in the quarter ended March 31, 2014 and 2015 and in FY 2014 and FY 2015, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 3.7% and 5.0% and 3.7% and 5.4% in the quarter ended March 31, 2014 and 2015 and in FY 2014 and FY 2015, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

Derivative instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2014	March 31, 2015
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,535	$1,788
Forward-Exchange Contracts	Trade payables and accrued liabilities	230	—
Forward-Exchange Contracts	Trade and other receivables	—	235

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2014	2015	2014	2015
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$71	$—	$229	$(11)
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(574)	(286)	(872)	492

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2014 and FY 2015 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In the quarter ended March 31, 2014 and FY 2014, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain of $71,000 and $229,000, respectively. In FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized loss of $11,000. There was not an ineffective portion recorded in the quarter ended March 31, 2015.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2014 and March 31, 2015, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	June 30, 2014		March 31, 2015
	Swap	Option (Cap)	Swap	Option
Notional amounts	$47,195	$—	$38,455	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.72%	—	2.26%	—
Fair Value of Combined Contracts	$(1,535)	$—	$(1,788)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2014, there were 58 open forward exchange contracts that mature between July 2014 and April 2015; and as of March 31, 2015, there were 25 open forward exchange contracts that mature between April 2015 and September 2015, as follows (dollars in thousands):

	June 30, 2014		March 31, 2015
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$14,405	$—	$5,207	$—
Exchange/Strike Rates (AUD to USD)	0.8774 – 0.93357	—	0.7623 – 0.9176	—
Fair Value of Combined Contracts	$(230)	$—	$235	$—

For the quarter ended March 31, 2014 and 2015, net unrealized and realized foreign exchange gains (losses) totaled $96,000 and $(55,000), and $(7,000) and $(67,000), respectively. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $(267,000) and $46,000, and $(712,000) and $(49,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes at June 30, 2014 was determined based on a Level 1 input and for its senior credit facilities determined based on Level 3 inputs, including a search for debt issuances with maturities comparable to the Company’s debt (“Debt Issuances with Upcoming Call Dates”), a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Debt Issuances with Upcoming Call Dates, the Company performed a Yield-to-Worse analysis on debt issuances with call dates that were comparable to the maturity dates of the Company’s borrowings. Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2014 was determined to be approximately $291,781,000. The Company also determined that the fair value of its other debt of $12,199,000 at June 30, 2014 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at March 31, 2015 have not changed significantly from June 30, 2014. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2015 would not vary significantly from the proportion determined at June 30, 2014.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 in both the quarters ended March 31, 2014 and March 31, 2015, and $83,000 in both FY 2014 and FY 2015.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $21,000 and $63,000 in the quarter ended March 31, 2014 and FY 2014, respectively. The services agreement was terminated by the Company effective June 30, 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $6,000 and $21,000 during the quarter ended March 31, 2014 and FY 2014, respectively. There were no revenues from affiliates of Mr. Valenta during FY 2015.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both the quarter ended March 31, 2014 and 2015 and $89,000 during both FY 2014 and FY 2015.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At March 31, 2015, 1,668,646 shares remain available for grant.

On January 22, 2015 (the “January 2015 Grant”), the Company granted time-based options to three key employees of GFN and Pac-Van to purchase 33,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $8.29 per share. The options under the January 2015 Grant vest over 36 months from the date of grant. The weighted-average fair value of the stock options in the January 2015 Grant was $5.67, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.65%, an expected life of 7.5 years, an expected volatility of 70.2% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2015, the weighted-average fair value of the stock options granted to non-employee consultants not fully vested was $6.64, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.62% - 1.73%, an expected life of 7.19 – 8.20 years, an expected volatility of 70.8% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2015 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	2,152,820	$5.03
Granted	33,000	8.29
Exercised	(185,379)	2.84
Forfeited or expired	(100,168)	4.08

Outstanding at March 31, 2015	1,900,273	$5.35	5.0

Vested and expected to vest at March 31, 2015	1,900,273	$5.35	5.0

Exercisable at March 31, 2015	1,403,332	$5.63	4.0

At March 31, 2015, outstanding time-based options and performance-based options totaled 1,114,563 and 785,710, respectively. Also at that date, the Company’s market price for its common stock was $8.07 per share, which was above the exercise

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

prices of substantially all of the outstanding stock options. As a result, the intrinsic value of the outstanding stock options at that date was $5,587,500. Share-based compensation of $5,692,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2015. At that date, there remains $902,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.25 years.

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

On December 4, 2014, the Company granted a total of 27,370 non-vested equity shares to the five non-employees members of the Company’s Board of Directors at a value equal to the closing market price of the Company’s common stock as of that date, or $8.22 per share, which vest one year from the date of grant. In FY 2015, 6,988 non-vested equity shares with a grant date fair value of $6.15 per share were forfeited.

At March 31, 2015, there were 225,702 non-vested equity shares outstanding that were granted to non-employee members of the Board of Directors, officers and key employees of the Company. Share-based compensation of $673,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2015. At that date, there remains $790,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.74 years – 1.75 years for the non-vested equity shares.

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

As of March 31, 2015, Royal Wolf has granted, net of forfeitures, 1,812,112 performance rights to key management personnel under the LTI Plan, which includes a special incentive grant of 106,112 performance rights to the RWH chief executive officer that generally will vest ratably each year over the three years commencing on July 1, 2016. Also, as of March 31, 2015, 375,000 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2014 and FY 2015, share-based compensation of $586,000 and $614,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2014	2015
Cash flows from operating activities
Net income	$10,610	$14,121
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(39)	(90)
Gain on sales of lease fleet	(5,244)	(4,747)
Unrealized foreign exchange loss	267	712
Unrealized loss (gain) on forward exchange contracts	872	(492)
Unrealized loss (gain) on interest rate swaps and options	(229)	11
Depreciation and amortization	17,848	28,752
Amortization of deferred financing costs and accretion of interest	620	2,499
Share-based compensation expense	1,403	1,454
Deferred income taxes	6,669	7,036
Changes in operating assets and liabilities:
Trade and other receivables, net	(12,142)	10,515
Inventories	(1,195)	(14,726)
Prepaid expenses and other	(4,175)	(1,710)
Trade payables, accrued liabilities and unearned revenues	5,971	(21,040)
Income taxes	(476)	208

Net cash provided by (used in) operating activities	$20,760	$22,503

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended March 31, 2015
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$7,760	$25	$7,785	$4,916	$(1,464)	$11,237	$12,138	$23,375
Leasing	20,330	9,362	29,692	—	(33)	29,659	16,352	46,011

	$28,090	$9,387	$37,477	$4,916	$(1,497)	$40,896	$28,490	$69,386

Share-based compensation	$69	$2	$71	$28	$187	$286	$254	$540

Depreciation and amortization	$2,949	$2,806	$5,755	$266	$(184)	$5,837	$3,845	$9,682

Operating income	$3,906	$(1,045)	$2,861	$123	$(1,485)	$1,499	$5,028	$6,527

Interest income	$—	$—	$—	$—	$—	$—	$28	$28

Interest expense	$1,135	$585	$1,720	$70	$2,058	$3,848	$1,331	$5,179

	Nine Months Ended March 31, 2015
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$26,268	$25	$26,293	$32,824	$(20,293)	$38,824	$41,033	$79,857
Leasing	60,736	44,487	105,223	—	(55)	105,168	53,510	158,678

	$87,004	$44,512	$131,516	$32,824	$(20,348)	$143,992	$94,543	$238,535

Share-based compensation	$219	$7	$226	$84	$526	$836	$618	$1,454

Depreciation and amortization	$8,103	$8,502	$16,605	$810	$(492)	$16,923	$11,829	$28,752

Operating income	$15,209	$10,613	$25,822	$5,453	$(7,676)	$23,599	$16,109	$39,708

Interest income	$—	$—	$—	$—	$—	$—	$52	$52

Interest expense	$2,945	$1,998	$4,943	$243	$6,372	$11,558	$4,448	$16,006

Additions to long-lived assets	$36,005	$18,529	$54,534	$371	$(5,071)	$49,834	$34,017	$83,851

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31, 2015
Long-lived assets	$219,240	$67,415	$286,655	$4,148	$(11,573)	$279,230	$177,002	$456,232

Goodwill	$47,498	$20,782	$68,280	$2,681	$—	$70,961	$27,320	$98,281

	At June 30, 2014
Long-lived assets	$175,890	$55,438	$231,328	$5,820	$(6,987)	$230,161	$197,005	$427,166

Goodwill	$36,832	$20,111	$56,943	$2,681	$—	$59,624	$33,542	$93,166

	Quarter Ended March 31, 2014
	North America
	Leasing (Pac-Van)	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$7,446	$13,029	$(6,222)	$14,253	$16,975	$31,228
Leasing	15,387	—	—	15,387	19,058	34,445

	$22,833	$13,029	$(6,222)	$29,640	$36,033	$65,673

Share-based compensation	$71	$26	$189	$286	$247	$533

Depreciation and amortization	$1,963	$250	$(152)	$2,061	$4,153	$6,214

Operating income	$3,308	$1,815	$(2,509)	$2,614	$6,949	$9,563

Interest income	$—	$—	$—	$—	$14	$14

Interest expense	$965	$146	$—	$1,111	$1,379	$2,490

	Nine Months Ended March 31, 2014
	North America
	Leasing (Pac-Van)	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$21,314	$29,373	$(16,418)	$34,269	$62,753	$97,022
Leasing	45,094	—	—	45,094	54,932	100,026

	$66,408	$29,373	$(16,418)	$79,363	$117,685	$197,048

Share-based compensation	$240	$78	$485	$803	$600	$1,403

Depreciation and amortization	$5,423	$742	$(151)	$6,014	$11,834	$17,848

Operating income	$10,419	$3,083	$(6,006)	$7,496	$18,975	$26,471

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest income	$—	$—	$—	$—	$37	$37

Interest expense	$2,532	$485	$—	$3,017	$4,199	$7,216

Additions to long-lived assets	$32,542	$498	$(2,517)	$30,523	$35,668	$66,191

Intersegment net revenues primarily related to the sales of portable liquid storage containers from Southern Frac to the North American leasing operations totaled and $6,222,000 and $16,418,000 during the quarter ended March 31, 2014 and FY 2014 and $1,464,000 and $20,293,000 during the quarter ended March 31, 2015 and FY 2015, respectively.

Note 12. Subsequent Events

On April 16, 2015, the Company announced that the Board of Directors declared a cash dividend of $2.225 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2015 through April 29, 2015, and is payable on April 30, 2015 to holders of record as of April 29, 2015.

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

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of March 31, 2015, our two geographic leasing operations lease and sell their products through nineteen customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, thirty-nine branch locations in the United States and two branch locations in Canada. At that date, we had 265 and 606 employees and 42,317 and 30,790 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended March 31, 2015 (“QE FY 2015”) Compared to Quarter Ended March 31, 2014 (“QE FY 2014”)

The following compares our QE FY 2015 results of operations with our QE FY 2014 results of operations.

Revenues. Revenues increased $3.8 million, or 6%, to $69.4 million in QE FY 2015 from $65.6 million in QE FY 2014. This consisted of a $14.7 million increase, or 64%, in revenues in our North American leasing operations, a decrease of $7.5 million, or 21%, in revenues in the Asia-Pacific area and a decrease of $3.4 million in manufacturing revenues from Southern Frac. Excluding the impact of Lone Star, which we acquired on April 7, 2014 and contributed revenues of $9.4 million in QE FY 2015, revenues in our North American leasing operations increased by 23% from QE FY 2014. The average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in QE FY 2015 versus QE FY 2014 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2015 was $0.7879 U.S. dollar compared to $0.8962 U.S. dollar during QE FY 2014. In Australian dollars, total revenues in the Asia-Pacific area decreased by 10%.

Excluding Lone Star (doing business in the oil and gas sector), the North American leasing revenue increase in QE FY 2015 from QE FY 2014 of $5.3 million was primarily in the commercial, construction and retail sectors where revenues increased between the periods by an aggregate of $6.2 million, offset somewhat by decreases primarily in the oil and gas, industrial and government sectors. The revenue decrease in the Asia-Pacific area was primarily in the government, oil and gas, construction and mining sectors where revenues decreased by an aggregate of $5.7 million in QE FY 2015 from QE FY 2014.

Sales and leasing revenues represented 30% and 70% of total non-manufacturing revenues, respectively, in QE FY 2015, as compared to 41% and 59%, respectively, in QE FY 2014.

Sales during QE FY 2015 amounted to $23.4 million, compared to $31.2 million during QE FY 2014; representing a decrease of $7.8 million, or 25%. This consisted of a $4.8 million decrease, or 28%, in sales in the Asia-Pacific area, an increase of $0.4 million, or 5%, in our North American leasing operations and a decrease in manufacturing sales of $3.4 million, or 49%, at Southern Frac. Overall, non-manufacturing sales decreased by a net $4.4 million, or 18%, in QE FY 2015 from QE FY 2014. The decrease in the Asia-Pacific area was comprised of a decrease of $2.8 million ($0.1 million increase due to higher unit sales, $1.4 million decrease due to average price reductions and $1.5 million decrease due to foreign exchange movements) in the CSC operations and a decrease of $2.0 million ($1.5 million decrease due to lower unit sales, a $0.2 million decrease due to average price decreases and a $0.3 million decrease due to foreign exchange movements) in the national accounts group. In our North American leasing operations, the higher sales in QE FY 2015 versus QE FY 2014 were primarily in the commercial, construction and retail sectors, which increased by an aggregate of $1.9 million, offset substantially by decreases primarily in the oil and gas, industrial and government sectors. At Southern Frac, portable liquid storage tank container sales in QE FY 2015 consisted of 97 units sold at an average sales price of approximately $35,600 per unit versus 217 units sold at an average sales price of approximately $31,400 per unit during QE FY 2014. The decrease in sales of tanks between the periods at Southern Frac was due to the decreased demand from weaker drilling activity, primarily in Texas, as a result of the decline in oil and gas prices.

Leasing revenues during QE FY 2015 totaled $46.0 million, as compared to $34.4 million during QE FY 2014, representing an increase of $11.6 million, or 34%. This consisted of an increase of $14.3 million (which includes $9.4 million from Lone Star), or 93%, in North America, and a decrease of $2.7 million, or 14%, in the Asia-Pacific area. On a local currency basis, leasing revenues decreased by 2% in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 74%, respectively, during QE FY 2015, as compared to 85% and 82% in QE FY 2014, respectively. The overall average utilization decreased in QE FY 2015 to 82% from 84% in QE FY 2014; and the overall average monthly lease rate was AUS$172 in QE FY 2015 versus AUS$182 in QE FY 2014. Leasing revenues in QE FY 2015 decreased in Australian dollars over QE FY 2014 due primarily to the overall lower monthly lease rates, which more than offset the average monthly number of units on lease being more than 150 higher in QE FY 2015 as compared to QE FY 2014. We believe the primary reasons we generally maintain high average utilization rates and increase our average units on lease between periods were the relatively stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the portable storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

In our North American leasing operations, average utilization rates were 73%, 84%, 75%, 73% and 79% and average monthly lease rates were $107, $295, $835, $258 and $762 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2015; as compared to 75%, 83%, 83%, 68% and 72% and $104, $273, $847, $245 and $848 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2014, respectively. The average composite utilization rate increased to 76% in QE FY 2015 from 74% in QE FY 2014, and the composite average monthly number of units on lease was more than 8,500 higher in QE FY 2015 as compared to QE FY 2014. The generally strong utilization and monthly lease rates and increased average monthly number of units on lease resulted primarily from improved across-the-board demand, but particularly in the oil and gas, commercial, construction and retail sectors, which increased by an aggregate of $13.8 million (including $9.4 million from Lone Star in the oil and gas sector).

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $3.9 million from $18.1 million during QE FY 2014 to $14.2 million during QE FY 2015, as a result of the lower sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales increased to 28% in QE FY 2015 from 26% in QE FY 2014. Cost of sales from our manufactured portable liquid storage tank containers totaled $2.8 million in QE FY 2015, or approximately $28,600 per unit, versus $5.0 million in QE FY 2014, or approximately $22,900 per unit, representing a manufacturing gross profit percentage of 19% and 27%, respectively.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars by $9.3 million ($7.6 million of which was incurred at Lone Star), from $27.1 million during QE FY 2014 to $36.4 million during QE FY 2015. As a percentage of revenues, these costs increased to 52% during QE FY 2015 from 41% during QE FY 2014, due primarily to operating expenses at our North American leasing operations (principally Lone Star) not declining proportionately with lower revenues caused by the decreased demand from weaker drilling activity in Texas as a result of the decline in oil and gas prices.

Depreciation and Amortization. Depreciation and amortization increased by $3.5 million to $9.5 million in QE FY 2015 from $6.0 million in QE FY 2014, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $5.2 million in QE FY 2015 was $2.7 million higher than the $2.5 million in QE FY 2014, entirely due to North America. Both higher average borrowings in QE FY 2015, as compared to QE FY 2014, and higher weighted-average interest rate of 5.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2015 versus 3.7% in QE FY 2014 resulted in the interest expense being $2.7 million higher in QE FY 2015 from QE FY 2014. This higher weighted-average interest rate between the periods was primarily due to borrowings we made during the fourth quarter of the fiscal year ended June 30, 2014 at GFN corporate that totaled $97.0 million and bear interest rates higher than those of the current lending rates of our combined senior credit facility for our North American leasing operations (see Note 5 of Notes to Condensed Consolidated Financial Statements). In the Asia-Pacific, the weighted-average interest rate of 4.7% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2015 decreased from 5.4% in QE FY 2014 and this, along with the weakening Australian dollar relative to the U.S. dollar, offset the comparatively higher average borrowings between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.8874 at December 31, 2013, $0.9251 at March 31, 2014, $0.8158 at December 31, 2014 and $0.7691 at March 31, 2015. In QE FY 2014 and QE FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $96,000 and $(55,000), and $(7,000) and $(67,000), respectively.

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

Preferred Stock Dividends. In both QE FY 2015 and QE FY 2014, we paid dividends of $0.9 million for primarily our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.4 million and $1.8 million in QE FY 2015 and QE FY 2014, respectively, a decrease of $0.4 million.

Net Income Attributable to Common Stockholders. We incurred a net loss attributable to common stockholders of $1.7 million in QE FY 2015 versus a $1.1 million net income attributable to common stockholders in QE FY 2014, primarily due to lower operating profit in our North American leasing and manufacturing operations (chiefly as a result of the adverse effect on our operations of the decline in oil and gas prices), our Asia-Pacific leasing operations (including the adverse effect of the weakening Australian dollar to the U.S. dollar) and higher interest expense.

Nine Months Ended March 31, 2015 (“FY 2015”) Compared to Nine Months Ended March 31, 2014 (“FY 2014”)

The following compares our FY 2015 results of operations with our FY 2014 results of operations.

Revenues. Revenues increased $41.5 million, or 21%, to $238.5 million in FY 2015 from $197.0 million in FY 2014. This consisted of a $65.1 million increase, or 98%, in revenues in our North American leasing operations, a decrease of $23.1 million, or 20%, in revenues in the Asia-Pacific area and a decrease of $0.5 million in manufacturing revenues from Southern Frac. Excluding the impact of Lone Star, which we acquired on April 7, 2014 and contributed revenues of $44.5 million in FY 2015, revenues in our North American leasing operations increased by 31% from FY 2014. The average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2015 versus FY 2014 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2015 was $0.8571 U.S. dollar compared to $0.9134 U.S. dollar during FY 2014. In Australian dollars, total revenues in the Asia-Pacific area decreased by 14%.

Excluding Lone Star (doing business in the oil and gas sector), the North American leasing revenue increase in FY 2015 from FY 2014 of $20.6 million was broadly across most sectors, but particularly in the commercial, retail, oil and gas and construction sectors, where revenues increased between the periods by an aggregate of $19.6 million. The revenue decrease in the Asia-Pacific area was primarily in the transport, oil and gas, government, construction and mining sectors, where revenues decreased by $22.5 million in FY 2015 from FY 2014.

Sales and leasing revenues represented 30% and 70% of total non-manufacturing revenues, respectively, in FY 2015 compared to 46% and 54%, respectively, in FY 2014.

Sales during FY 2015 amounted to $79.8 million, compared to $97.0 million during FY 2014; representing a decrease of $17.2 million, or 18%. This consisted of a $21.7 million decrease, or 35%, in sales in the Asia-Pacific area, an increase of $5.0 million, or 23%, in our North American leasing operations and a decrease in manufacturing sales of $0.5 million, or 4%, at Southern Frac. Overall, non-manufacturing sales decreased by a net $16.7 million, or 20%, in FY 2015 from FY 2014. The decrease in the Asia-Pacific area was comprised of a decrease of $4.4 million ($2.8 million increase due to higher unit sales, $4.4 million decrease due to average price reductions and $2.8 million decrease due to foreign exchange movements) in the CSC operations and a decrease of $17.3 million ($12.2 million decrease due to lower unit sales, a $5.0 million decrease due to average price decreases and a $0.1 million decrease due to foreign exchange movements) in the national accounts group. Sales in the national accounts group during FY 2014 included over $11.0 million (over AUS$12.0 million) to one customer, a freight logistics company that operates a national rail network, in which the operating margin on the sales contract was under 10%. In our North American leasing operations, the higher sales in FY 2015 versus FY 2014 were across most sectors, but particularly in the commercial, construction government, retail and services sectors, which increased by an aggregate of $5.7 million. These increases were offset somewhat by decreases in the education and industrial sectors totaling $2.2 million. At Southern Frac, portable liquid storage tank container sales in FY 2015 consisted of 351 units sold at an average sales price of approximately $35,700 per unit versus 393 units sold at an average sales price of approximately $33,000 per unit during FY 2014. The decrease in sales of tanks between the periods at Southern Frac was due to the decreased demand from weaker drilling activity, primarily in Texas, as a result of the decline in oil and gas prices.

Leasing revenues during FY 2015 totaled $158.7 million, as compared to $100.0 million during FY 2014, representing an increase of $58.7 million, or 59%. This consisted of an increase of $60.1 million (which includes $44.5 million from Lone Star), or 133%, in North America, and a decrease of $1.4 million, or 3%, in the Asia-Pacific area. On a local currency basis, leasing revenues increased by 4% in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 76%, respectively, during both FY 2015 and FY 2014; and, in addition, the overall average utilization was 83% during both periods. The overall average monthly lease rate increased slightly to AUS$176 in FY 2015 from A$175 in FY 2014. Leasing revenues in FY 2015 increased in Australian dollars over FY 2014 due primarily to the combination of slightly higher monthly lease rates and the average monthly number of units on lease being over 780 higher in FY 2015 as compared to FY 2014. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods were the relatively stable economy in the Asia-Pacific area and our position as the only company with a national footprint in the portable storage industry in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

In our North American leasing operations, average utilization rates were 79%, 86%, 81%, 74% and 79% and average monthly lease rates were $114, $297, $1,345, $257 and $777 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2015; as compared to 80%, 82%, 83%, 68% and 72% and average monthly lease rates were $112, $272, $874, $242 and $832 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2014, respectively. The average composite utilization rate increased to 78% in FY 2015 from 77% in FY 2014, and the composite average monthly number of units on lease was over 7,300 higher in FY 2015 as compared to FY 2014. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved across-the-board demand, but particularly in the oil and gas, commercial, construction and retail sectors, which increased by an aggregate of $59.1 million (including $44.5 million from Lone Star in the oil and gas sector).

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $16.2 million from $64.5 million during FY 2014 to $48.3 million during FY 2015, as a result of the lower sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales increased to 28% in FY 2015 from 23% in FY 2014 due primarily to the adverse effect in FY 2014 of the lower margin on the sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $8.8 million in FY 2015, or approximately $25,100 per unit, versus $9.5 million in FY 2014, or approximately $24,300 per unit, representing a manufacturing gross profit percentage of 30% and 26%, respectively.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars by $34.3 million ($25.4 million of which was incurred at Lone Star), from $79.3 million during FY 2014 to $113.6 million during FY 2015. As a percentage of revenues, these costs increased to 48% during FY 2015 from 40% during FY 2014 due primarily to operating expenses at our North American leasing operations (principally Lone Star) not proportionately reducing with lower revenues caused by the decreased demand from weaker drilling activity in Texas as a result of the decline in oil and gas prices. In addition, as discussed above, there were over $11.0 million of sales to a freight logistics customer which, if excluded, would show these costs as a percentage of revenues in FY 2014 at 43%. This is more comparable to FY 2015, particularly since infrastructure costs in North America, as a percentage of revenues, have proportionally increased slightly in order to sustain anticipated business growth in other sectors.

Depreciation and Amortization. Depreciation and amortization increased by $10.8 million to $28.1 million in FY 2015 from $17.3 million in FY 2014, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $16.0 million in FY 2015 was $8.8 million higher than the $7.2 million in FY 2014, primarily in North America, which increased by $8.6 million. This was due to higher average borrowings in FY 2015, as compared to FY 2014, and the higher weighted-average interest rate of 5.4% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in North America in FY 2015 versus 3.7% in FY 2014. This higher weighted-average interest rate between the periods was primarily due to borrowings we made during the fourth quarter of the fiscal year ended June 30, 2014 at GFN corporate that totaled $97.0 million and bear interest rates higher than those of the current lending rates of our combined senior credit facility for our North American leasing operations. The weighted-average interest rate of 5.2% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in FY 2015 decreased from 5.7% in FY 2014 and this, along with the weakening Australian dollar relative to the U.S. dollar, offset the comparatively higher average borrowings between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9146 at June 30, 2013, $0.9251 at March 31, 2014, $0.9439 at June 30, 2014 and $0.7691 at March 31, 2015. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $(267,000) and $46,000, and $(712,000) and $(49,000), respectively.

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

Preferred Stock Dividends. In FY 2015 and FY 2014, we paid dividends of $2.8 million and $2.6 million, respectively, for primarily our Series C Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $4.8 million and $4.9 million in FY 2015 and FY 2014, respectively, a decrease of $0.1 million.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $6.6 million in FY 2015 was $3.5 million more than the $3.1 million in FY 2014 primarily due to greater operating profit in our North American leasing and manufacturing operations (despite the adverse effect on our operations of the decline in oil and gas prices), offset somewhat by lower operating in our Asia-Pacific leasing operations (including the adverse effect of the weakening Australian dollar to the U.S. dollar) and higher interest expense.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2014	2015	2014	2015
Net income	$3,826	$601	$10,610	$14,121
Add (deduct) —
Provision for income taxes	2,749	401	7,621	9,414
Foreign currency exchange loss and other	512	374	1,061	219
Interest expense	2,490	5,179	7,216	16,006
Interest income	(14)	(28)	(37)	(52)
Depreciation and amortization	6,214	9,682	17,848	28,752
Share-based compensation expense	533	540	1,403	1,454
Expenses of postponed public equity offering	—	365	—	365

Adjusted EBITDA	$16,310	$17,114	$45,722	$70,279

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

Leasing Operations

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $134,593,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”) as a lender through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,756,000 (AUS$105,000,000) and CBA’s proportionate share is $53,837,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $96,138,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,455,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

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

The Wells Fargo Credit Facility effectively not only finances our North American leasing operations, but also the funding requirements for the Series C Preferred Stock, the term loan with Credit Suisse AG, Singapore Branch and the public offering of unsecured senior notes. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse AG, Singapore Branch or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

On January 6, 2015, the Wells Fargo Credit Facility was amended and restated to, among other things, increase the maximum borrowing capacity from $200,000,000 to $220,000,000, add a $20,000,000 real estate sub-facility, add GFNRC as a borrower and allow the borrowers to acquire real estate as collateral.

Manufacturing Operations

Southern Frac has a senior secured credit facility with Wells Fargo (the “Wells Fargo SF Credit Facility”). The Wells Fargo SF Credit Facility, as amended, provides for (i) a senior secured revolving line of credit under which Southern Frac may borrow, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; and (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which fully amortizes over 48 months commencing July 1, 2013.

Corporate

On March 31, 2014, we entered into a $25,000,000 facility agreement with Credit Suisse AG, Singapore Branch (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature two years from the date that we borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. During FY 2015, we repaid, prior to maturity, $10,000,000 of the outstanding borrowings of the Credit Suisse Term Loan.

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

The Senior Notes rank equally in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The Senior Notes are effectively subordinated to any of our existing and future secured debt, to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all existing and future liabilities of our subsidiaries and are not guaranteed by any of our subsidiaries. We may, at our option, prior to July 31, 2017, redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed plus any additional amount required by the Indenture. In addition, we may from time to time redeem up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If we sell certain of our assets or experience specific kinds of changes in control, as defined, we must offer to redeem the Senior Notes.

We may, at our option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes.

As of March 31, 2015, our required principal and other obligations payments for the twelve months ending March 31, 2016 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2016	2017	2018	2019
ANZ/CBA Credit Facility	$—	$—	$95,012	$—
Wells Fargo Credit Facility	—	—	160,572	—
Wells Fargo SF Credit Facility	2,532	215	108	—
Credit Suisse Term Loan	—	15,000	—	—
Senior Notes	—	—	—	—
Other	4,151	3,878	1,503	1,606

	$6,683	$19,093	$257,195	$1,606

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

	Nine Months Ended March 31,
	2014	2015
Net cash provided by operating activities	$20,760	$22,503

Net cash used in investing activities	$(62,381)	$(101,047)

Net cash provided by financing activities	$45,002	$83,670

Operating activities. Our operations provided net cash flow of $22.5 million during FY 2015, an increase of $1.7 million from the $20.8 million of operating cash flow provided during FY 2014. Net income of $14.1 million in FY 2015 was $3.5 million higher than the net income of $10.6 million in FY 2014, but this increase in operating cash flows was more than offset by a reduction of $14.8 million in the management of operating assets and liabilities in FY 2015 when compared to FY 2014. In FY 2015 and FY 2014, the management of operating assets and liabilities reduced operating cash flows by $26.8 million and $12.0 million, respectively. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash add-backs for cash flow purposes, caused a net increase to operating cash flows by $0.2 million in FY 2015 versus a net increase of $0.9 million in FY 2014; or a net decrease of $0.7 million between the periods. However, our operating cash flows in FY 2015 increased by $12.8 million over FY 2014 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $31.3 million in FY 2015 versus $18.5 million in FY 2014. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $7.0 million in FY 2015 and $6.7 million in FY 2014. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2015 and FY 2014, operating cash flows were reduced by gains on the sales of lease fleet of $4.7 million and $5.2 million, respectively, and enhanced by non-cash share-based compensation charges of $1.5 million and 1.4 million, respectively.

Investing Activities. Net cash used in investing activities was $101.0 million during FY 2015, as compared to $62.4 million used during FY 2014, an increase of $38.6 million. Purchases of property, plant and equipment were $16.0 million (which included real estate purchases in North America and in the Asia-Pacific area totaling $1.2 million and $9.1 million, respectively) in FY 2015 and $4.3 million FY 2014, an increase of $11.7 million; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $50.7 million in FY 2015 as compared to $42.3 million in FY 2014, an increase of $8.4 million. The increase in FY 2015 net capital expenditures from FY 2014 was due primarily to container lease fleet purchases of $38.4 million in FY 2015 in North America, as compared to $24.1 million in FY 2014, an increase of $14.3 million; whereas net capital expenditures in the Pan Pacific totaled $12.3 million in FY 2015 versus $18.2 million in FY 2014, a decrease of $5.9 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2015, we made seven business acquisitions (one in the Asia-Pacific region and six in North America) for cash totaling $33.9 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to six acquisitions (two in the Asia-Pacific region and four in North America) in FY 2014 for cash totaling $15.7 million; an increase of $18.6 million between the periods.

Financing Activities. Net cash provided by financing activities was $83.7 million during FY 2015, as compared to $45.0 million provided during FY 2014, an increase of $38.7 million. In FY 2015 and FY 2014, cash provided from financing activities included net borrowings of $91.9 million and $51.0 million, respectively, on existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. However, cash was used in FY 2015 and FY 2014 to pay preferred stock dividends of $2.8 million, and $2.6 million, respectively, on primarily our Series C Preferred Stock; and, additionally, in FY 2015 and FY 2014, cash was used to purchase $3.4 million and $0.3 million, respectively, of RWH capital stock in the open market, of which a net $0.9 million and $0.3 million, respectively, was purchased by Royal Wolf for eventual issuance to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements). In both FY 2015 and FY 2014, Royal Wolf paid capital stock dividends of over $2.3 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $54.6 million and $41.1 million at March 31, 2015 and $61.5 million and $27.4 million at June 30, 2014, respectively. At March 31, 2015, days sales outstanding (“DSO”) in trade receivables were 41 days and 65 days in the Asia-Pacific area and in our North American leasing operations, as compared to 43 days and 67 days at June 30, 2014, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers, which is customary in the industry. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $415.5 million at March 31, 2015 from $396.6 million at June 30, 2014. At March 31, 2015, we had 73,107 units (21,412 units in retail operations in Australia, 10,583 units in national account group operations in Australia, 10,322 units in New Zealand, which are considered retail; and 30,790 units in North America) in our lease fleet, as compared to 61,597 units (20,056 units in retail operations in Australia, 10,610 units in national account group operations in Australia, 9,712 units in New Zealand, which are considered retail; and 21,219 units in North America) at June 30, 2014. At those dates, 55,417 units (17,392 units in retail operations in Australia, 7,064 units in national account group operations in Australia, 9,072 units in New Zealand, which are considered retail; and 21,889 units in North America); and 50,050 units (16,624 units in retail operations in Australia, 7,704 units in national account group operations in Australia, 8,892 units in New Zealand, which are considered retail; and 16,830 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 36,980 storage and freight containers and 5,337 portable building containers at March 31, 2015; and 35,990 storage and freight containers and 4,388 portable building containers at June 30, 2014. At those dates, units on lease were comprised of 29,762 storage and freight containers and 3,766 portable building containers; and 29,800 storage and freight containers and 3,420 portable building containers, respectively.

In North America, the lease fleet was comprised of 18,554 storage containers, 2,413 office containers (GLOs), 3,974 portable liquid storage tank containers, 4,711 mobile offices and 1,138 modular units at March 31, 2015; and 10,531 storage containers, 1,858 office containers (GLOs), 3,234 portable liquid storage tank containers, 4,591 mobile offices and 1,005 modular units at June 30, 2014. At those dates, units on lease were comprised of 12,747 storage containers, 2,070 office containers, 2,680 portable liquid storage tank containers, 3,481 mobile offices and 911 modular units; 8,150 storage containers, 1,572 office containers, 2,868 portable liquid storage tank containers, 3,462 mobile offices and 778 modular units, respectively.

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

We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment when events or circumstances indicate these assets might be impaired. We operate two reportable segments that include four operating units (Royal Wolf, Pac-Van, Lone Star and Southern Frac) and our goodwill was allocated between these four reporting units. We performed an annual impairment test on goodwill at year end using the quantitative two-step process under FASB ASC Topic 350. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Effective July 1, 2012, we adopted the new qualitative assessment now allowable under ASC Topic 350. It will no longer be required for us to calculate the fair value of a reporting unit unless a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. However, if we do determine that fair value is less than the carrying amount, the existing quantitative calculations in steps one and two under ASC Topic 350 continue to apply. Some factors we consider important in making this determination include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is likely less than the carrying amount, the quantitative two-step impairment test process discussed above would be applied. As of March 31, 2015, we determined that it was not likely that the fair values of the goodwill of our operating units were less than their respective carrying amounts.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to ten years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Prior to July 1, 2012, we reviewed intangibles (those assets resulting from acquisitions) annually for impairment using historical cash flows and other relevant facts and circumstances as the primary basis for its estimates of future cash flows. This process required the use of estimates and assumptions, which are subject to a high degree of judgment. Effective July 1, 2012, we adopted the new qualitative factors now allowable under ASC Topic 350. If we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value is not impaired, then no further testing is necessary. However, if we determine that fair value is less than the carrying amount, then the existing quantitative calculations under ASC Topic 350 continue to apply. As of March 31, 2015, we determined that it was not likely that the fair values of intangible assets were less than their carrying amounts.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 11, 2015	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Description

10.1	Amendment No. 2 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2015)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.