Form 10-K
period 2015-06-30
General Finance CORP
filed 2015-09-11
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2014 was approximately $103,255,000 based on a closing price of $9.86 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 26,008,878 shares of the Registrant’s Common Stock outstanding as of September 4, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2015 ANNUAL REPORT ON FORM 10-K

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

Overview

Founded in 2005, we are a leading specialty rental services company offering portable storage, modular space and liquid containment solutions, with a diverse and expanding lease fleet of 72,856 units as of June 30, 2015. Our 70 branch locations across North America and the Asia-Pacific offer a wide range of portable storage units, including our core 20-feet and 40-feet steel containers, office container, mobile office and modular space products and steel tanks that provide our customers a flexible, cost-effective and convenient way to meet their temporary storage and space needs. Our units are easily customized to satisfy our customers’ specific application needs and include numerous value-add components. We provide our storage solutions to a diverse base of over 35,000 customers across a broad range of industries, including commercial, construction, transportation, industrial, energy, manufacturing, mining, retail, education and government. Our customers utilize our storage and space units for a wide variety of applications, including the temporary storage of materials, supplies, equipment, retail merchandise inventories, documents and liquid storage and for office use.

We focus on leasing rather than selling our units. Approximately 69% of our total non-manufacturing revenues for the year ended June 30, 2015 (“FY 2015”) were derived from leasing activities. We believe our business model is compelling because it is driven by lease fleet assets that:

•	generate a predictable, recurring revenue stream with average lease durations of over 12 months;

•	possess long useful lives of 20 to 30 years with high residual values;

•	return the original equipment cost through revenue within four years on average;

•	operate at high lease fleet utilization levels, historically between 70% and 85%;

•	require low maintenance expenditures; and

•	earn attractive margins.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors we serve and collectively refer to as the “portable services industry” — portable (or mobile) storage, modular space and liquid containment.

Our portable storage category is segmented into two products: (1) storage containers, which primarily consist of new and used steel shipping containers under International Organization for Standardization (“ISO”) standards, that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility; and (2) freight containers, which are either designed for transport of products by road and rail and are only offered in our Asia-Pacific territory.

Our modular space category is segmented into three products: (1) office containers, which are referred to as portable container buildings in the Asia-Pacific, are either modified or specifically manufactured containers that provide self-contained office space with maximum design flexibility. Office containers in the United States are oftentimes referred to as ground level offices (“GLOs”); (2) modular buildings, which provide customers with flexible space solutions and are often modified to customer specifications and (3) mobile offices, which are re-locatable units with aluminum or wood exteriors and wood (or steel) frames on a steel carriage fitted with axles, and which allow for an assortment of “add-ons” to provide convenient temporary space solutions.

Our liquid containment category includes portable liquid storage tanks that are manufactured 500-barrel capacity steel containers with fixed axles for transport. These units can be utilized for a variety of applications across a wide range of industries, including refinery, petrochemical and industrial plant maintenance, oil and gas services, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminal services, waste management, wastewater treatment and landfill services.

Industry Overview

We compete in three distinct, but related, sectors of the specialty rental services industry: portable storage, modular space and liquid containment, which we refer to as the “portable services industry.”

Portable Storage

The storage industry includes two principal markets, fixed self-storage and portable storage. The fixed self-storage market consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage market with permanent structures. The portable storage market, in which we operate, differs from the fixed self-storage market in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, improved security and lower costs. In contrast to fixed self-storage, the portable storage market is primarily used by businesses and offers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at an offsite facility. A broad range of industries, including construction, industrial, commercial, retail and government utilize portable storage equipment to meet both their short-term and permanent storage needs.

The portable storage industry is fragmented in each of our geographic markets, with numerous participants in local markets leasing and selling portable storage units. While we are not aware of any published third-party analysis of either the Asia-Pacific or North American portable storage markets, we believe the portable storage sector has experienced steady growth since the 1990s and is achieving increased market share compared to other storage alternatives because of an increasing awareness of the benefits portable storage units offer. We believe the portable storage sector is growing due to an increasing awareness of the availability, convenience, security and cost benefits of portable storage as well as an increasing number of new applications for portable storage units.

Modular Space

Modular space solutions, including modular buildings, mobile offices and portable container buildings, are used primarily by businesses to address either temporary or permanent space needs. We believe modular space delivers four core benefits compared to permanent buildings or structures: reusability, timely solutions, lower costs and flexibility. Modular buildings may offer customers significant cost savings over permanent construction and can generally be installed more quickly because site work and fabrication can take place concurrently. In addition, modular solutions are not site specific and can be configured in a number of ways to meet multiple needs. Finally, modular buildings are reusable and will generally serve a wide variety of uses during their life span. A variety of industries utilize modular space solutions, including construction, resources, government, education, retail and special events, among others.

The Modular Building Institute, in its 2015 Relocatable Buildings Annual Report, estimated that the North American modular space (or relocatable) sector is between $5.0 billion and $6.0 billion in annual revenue. The sector has experienced significant growth over the last thirty plus years as the number of applications for modular space has expanded and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The IBIS World Industry Report published in December 2014 estimated that the portable container buildings market in Australia generated revenue of AUS$2.3 billion ($1.8 billion), of which approximately AUS$1.5 billion ($1.2 billion) related to the markets in which we offer a competing product. We believe that we are well positioned to benefit from any continued long-term growth in the North American and Asia-Pacific modular space markets.

We expect that the modular space market will grow over the long-term, driven in part by increasing awareness of the advantages of modular space. Additionally, we believe that the advantages of modular space over permanent buildings and structures of reusability, timely solutions, lower costs, and flexibility are highly valued in many of the end markets we serve. We further believe the increased penetration of modular space solutions in additional end markets will also continue to drive market growth.

Liquid Containment

Portable liquid storage tank containers are used in environmental and industrial applications to temporarily store hazardous and nonhazardous liquids and semi-solids. The tanks are used by customers across a wide variety of end markets, including chemical, refinery and industrial plant maintenance, environmental remediation, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. Liquid containment end market demand is recurring and is driven by the non-discretionary nature of required customer maintenance cycles, an increasing enforcement of existing environmental regulations, a growing outsourcing of liquid containment solutions and an increasing level of vendor consolidation. We believe that the rental industry in the U.S. for liquid containment equipment generated approximately $1.4 billion of annual rental revenues in 2013 – 2014 but, as a result of the decline during the latter part of FY 2015 in oil and gas prices, it is lower than that currently. While this is a relatively new product line for our North American leasing operations, we believe we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this sector. Our research indicates that many of the companies currently using containment solutions also use our portable storage and mobile office products.

Competitive Strengths

Leading Provider with Strong Presence in Served Markets

We believe we are a leading provider of portable storage, modular space and liquid containment solutions in all of the territories we serve. In North America, Pac-Van is a recognized provider of portable storage, modular buildings and mobile offices on a national, regional and local basis. Lone Star is a market leader in steel tank rental and related services in the Permian Basin in West Texas and the Eagle Ford Shale in South Texas. In the Asia-Pacific area, we believe Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers. Royal Wolf is represented in all major metropolitan areas, and we believe maintains the largest branch network and container fleet, with an estimated 35% market share, of any storage container company in Australia and New Zealand.

Superior Service Focus

Our operating infrastructure in each of our markets is designed to ensure that we consistently meet or exceed customer expectations. Our scalable management information systems and administrative support services enhance our customer service capabilities by enabling our operating management teams to access real time information on product availability, customer reservations, customer usage history and rates on a national, regional and local level. We believe these capabilities enable us to provide superior customer service, allowing us to attract new and retain existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores in North America which track customer willingness to recommend our products and services, and from October 2014 to June 2015 our customers gave us an 82% net promoter score, which is a world-class rating. In addition, approximately 90% of our consolidated total leasing revenues in FY 2015 were derived from repeat customers, which we believe is a result of our superior customer service.

Extensive Reach and Capabilities

Through our expansive branch network of 70 locations, we maintain national service capabilities in our markets. In North America, our branches serve 32 of the 50 largest U.S. Metropolitan Statistical Areas, or MSAs. With our expansion into Alberta, Canada, we are now also able to serve the western provinces in Canada. Our Lone Star branches are strategically positioned to be able to respond quickly and maximize service opportunities with customers in the Permian Basin and Eagle Ford Shale. We also have branch offices located in every state in Australia and on both the North and South Islands of New Zealand. We are the only portable storage container company in these Asia-Pacific markets with a national infrastructure and workforce.

Geographic, Product and End Market Diversification

Our specialty rental units are used in a wide variety of applications, and we have established strong relationships with a diversified customer base in both our North American and Asia-Pacific territories. Our customers range from large companies with a national presence to small local businesses. During FY 2015, we served over 35,000 customers in over 20 industries. In FY 2015, our largest customer accounted for less than 4% of consolidated revenues and our 20 largest customers combined accounted for less than 25% of consolidated revenues. We believe that the breadth of our products and services limits the impact of changes within any given customer or industry.

High Quality Fleet with Attractive Asset Characteristics

Our branch offices maintain our lease fleet to consistent quality standards. Maintenance costs are expensed as incurred and branch managers and operations staff are responsible for managing a maintenance program aimed at providing equipment to customers that meets or exceeds customer expectations and industry standards. All of our lease fleet carries signage reflecting its respective brands, which is important to ongoing name recognition in our markets. Our lease fleet possesses attractive asset characteristics, including long economic useful lives with high residual values, predictable and recurring revenue streams, low maintenance expense, rapid payback periods, high incremental leasing margins and favorable tax attributes. We believe these characteristics allow us to generate high returns on invested capital relative to other rental services sectors.

Experienced Management Team

We believe our management team’s experience and long tenure with our company and within the industry give us a strong competitive advantage. Our current senior executive management team, led by our President and Chief Executive Officer, Ronald F. Valenta, who has been with us since our inception, has successfully entered new markets, expanded our customer base and integrated a number of meaningful acquisitions. Each of our operating management teams is comprised of experienced and proven senior executives. Jody Miller, who became our Executive Vice President and the Chief Executive Officer of GFNNA Leasing in June 2015, has spent over 25 years in the equipment rental industry. Robert Allan, the Chief Executive Officer of Royal Wolf, has over 33 years of experience in the equipment leasing industry and Pac-Van’s President, Theodore M. Mourouzis, joined Pac-Van in 1997 and has been integral to our successful growth in North America. Lone Star’s management team has extensive experience in the oil and gas industry and emphasizes safety training and monitoring for all employees. Our senior management, as well as corporate, regional and branch managers across all of our operating companies, has been integral in developing and maintaining our high level of customer service, deploying technology to improve operational efficiencies and successfully integrating acquisitions.

Business Strategy

Our business strategy consists of the following:

Focus on High Margin Core Leasing Business

We focus on growing our core leasing business because it provides predictable, recurring revenues from specialty rental assets that (1) have long useful lives of over 20 years; (2) generate rapid payback of unit investment through revenue in less than four years on average; and (3) have high residual values of up to 70% of original equipment cost. We have successfully increased leasing revenues as a percentage of our consolidated non-manufacturing revenues from 29% in fiscal year 2007 to 69% for FY 2015. We believe that we can continue to generate substantial demand for our leasing products as the industry is still relatively underdeveloped in our markets, particularly in the Asia-Pacific region. With new uses for our products continually emerging, we believe many more applications for our specialty rental solutions are still yet to be developed.

Generate Strong Organic Growth

We define organic growth as an increase in lease revenues on a year-over-year basis at our branches in operation for at least one year, excluding leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of our rental fleet units. We believe that our high quality lease fleet and superior customer service enable us to increase our lease rates and utilization rates over time. We generate strong organic growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of our specialty rental units and differentiate our products from our competitors.

Leverage Our Infrastructure

Our branch network infrastructure covers a broad geographic area and is capable of serving significant additional customer volume while incurring a minimal amount of incremental fixed costs. With our established branch network and infrastructure we generate significant adjusted earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“Adjusted EBITDA”) margins on incremental units deployed. Our objective is to add volume by organically growing the lease fleet across our locations and through strategic acquisitions. Asset purchases of “tuck-in” competitors and adding new units to our fleet allow us to more effectively leverage our infrastructure. Between June 30, 2007 and June 30, 2015, our lease fleet grew from approximately 16,000 units to over 72,000 units, representing a 21% compound annual growth rate, and our Adjusted EBITDA margin expanded from 17% in the fiscal year ended June 30, 2008 to 28% in FY 2015.

Opportunistically Enter New Geographic Markets

We believe a long-term opportunity exists for us to significantly expand the size of our branch network in North America by opening up to 30 new locations in attractive markets. Additionally, we expect to open multiple satellite branch locations in our Asia-Pacific territory to expand our service reach to attractive but more remote areas of Australia and New Zealand.

Pursue Select Strategic Acquisitions

Acquisitions represent an attractive means for us to further leverage our infrastructure, add complementary product lines, enter new geographic regions and accelerate our growth and margin expansion opportunities. We operate in fragmented industries, and we seek to identify acquisition candidates that we believe would be earnings accretive. We have a proven integration model that we have effectively used to integrate 35 acquisitions since May 31, 2007.

Continue New Product Innovation

We have a history of developing innovative new product concepts to better service our customers’ needs. Our in-house capabilities and third party modification capabilities allow us to customize units to meet customer specifications. We have introduced many new product innovations, including temporary prison holding cells, hoarding units, blast-resistant units, workforce living accommodations, temporary retail frontage units and observatory units customized from storage containers. In the Asia-Pacific area we offer over 100 container-based designs for the portable services industry. We believe these innovative new product offerings differentiate us in the market.

Products and Services

Portable Storage

Our portable storage products primarily consist of steel storage containers and freight containers. Storage containers are steel structures, which are generally eight feet wide and eight and one-half feet high; and are built to ISO standards for carrying ocean cargo. They typically vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Storage containers include general purpose dry storage, refrigerated and specialty containers in a range of standard and modified sizes, designs and capacities. Specialty containers include blast-resistant, hoarding and hazardous waste units. Our freight containers are specifically designed for transport of products by road and rail, and include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. Freight container products are only offered in our Asia-Pacific territory. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, and further customize them, and add our decals and branding.

Modular Space

Our modular space products include office container products, modular buildings and mobile offices. Our office container products (portable building containers and office containers, or GLOs) are either modified or specifically-manufactured containers that provide secure and convenient office space with maximum design flexibility. Floor plans can either be all office space, with features similar to those found in mobile offices, or a combination of office and storage space. Due to their construction, office containers provide greater security than traditional field offices, and since they sit at ground level they do not require stairs for entry and exit. Modular buildings are factory-built, highly customizable portable structures constructed for diverse applications, ranging from schools to restaurants to medical offices and ranging in size from 1,000 to over 30,000 square feet. Mobile offices are factory built, single-unit structures that are re-locatable and used primarily for temporary office space. Mobile offices are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Mobile offices can be equipped with HVAC systems, lighting, electrical wiring, phone jacks, desk tops, shelving and other features normally associated with basic office space. Mobile offices generally have wood siding, carpeting, high ceilings, custom windows and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. In addition to offering modular buildings for rent, in the Asia-Pacific area, we also provide customers with the ability to customize buildings using our in-house engineering team.

Liquid Containment

Our liquid containment products, primarily portable liquid storage tanks, are manufactured steel containers with fixed steel axles and rear wheels for transport designed to hold liquids and semi-solids. Our product line currently focuses on 500-barrel capacity steel tanks, but also includes acid, gas buster, oil test tanks and various special built tanks. Products typically include features such as guardrails, safety stairways, multiple entry ways, a sloped bottom for easy cleaning, an epoxy lining and various feed and drain lines. A number of value-added services are offered with liquid containment products, including transportation, on-site setup, and the servicing of equipment 24 hours a day, 7 days a week.

The table below provides details of our lease fleet by product category and unit types.

Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2015	FY 2015
					Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
Portable Storage	Storage Containers	Dry storage, refrigerated and specialty containers	Classroom equipment storage, Construction equipment and tool storage, Disaster shelters, Landscaping sheds, Recreational equipment storage, Retail inventory storage	45,757	$114	A$141	76%	86%
	Freight Containers	Dry freight, curtain-side, refrigerated, bulk cargo containers	Freight transportation	9,128	NA	A$129	NA	72%

Modular Space	Office Containers	Storage containers, modified to include office space	General administrative office space, Military installations, Workforce living accommodations, Bank branches, Classrooms /Education, Construction offices, Daycare facilities, Dormitories, General administrative office space, Healthcare facilities, Rental facilities, Retail space, Shelters	8,115	$299	A$479	85%	75%
	Modular Buildings	Portable structures used for a variety of applications		1,139	$770	NA	79%	NA
	Mobile Offices	Relocatable wood-framed temporary office space		4,690	$259	NA	75%	NA

Liquid Containment	Portable Liquid Storage Tanks	Steel tanks, acid tanks, gas buster tanks and oil test tanks	Well-site liquid containment needs, Expansion / upgrade projects, Highway construction/Groundwater sewage, Infrastructure projects, Major industrial projects, Mining pit pump work, Municipal sewer and water projects, Non-residential construction projects, Pipeline construction and maintenance, Refinery turnarounds	4,027	$1,314	NA	71%	NA

Ancillary Products and Services

We deliver and, where necessary, install our products directly on customers’ premises. These services are either provided by our in-house personnel and transportation equipment or outsourced to third parties. We also provide ancillary products such as steps, ramps, furniture, portable toilets, security systems, shelving, mud pumps, hoses, splitter valves, tee connectors and other items to our customers for their use in connection with leased equipment. In addition, with our liquid containment products, a variety of spill prevention and secondary containment products are rented to our customers to ensure compliance with the Environmental Protection Agency’s Spill Prevention, Control and Countermeasure (SPCC) rule/regulations. Spill containment systems, or berms, are designed to protect against leaks or spills by covering the land under a steel tank with an impermeable plastic that has barrier walls. In the case of a spill, the liquid is captured within the containment system, thereby limiting danger to the environment.

Sales

We complement our core leasing business by selling existing rental fleet assets or assets purchased specifically for resale. The sale of lease fleet units has historically been a cost effective method of replenishing and upgrading the lease fleet. We also provide additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, we provide not only the underlying equipment but also a full range of project related services, which may include foundation, specialty interior finishes, and landscaping, as may be necessary to make the equipment fully operational for the customer.

Product Lives and Durability

Our portable storage, modular space and liquid containment units have long estimated useful lives of 20-30 years. The age of our rental equipment, which can be a key price factor in some rental businesses, has only a modest impact on rental rates. This high value retention is due to the fact that our units have virtually no technology obsolescence risk, do not possess engines, have few moving parts, have low maintenance requirements and are used in non-destructive applications, all differentiating characteristics from many other classes of rental equipment.

Ongoing maintenance to our fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of our units. Maintenance requirements on portable storage units can include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for modular space units can include repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Maintenance requirements for liquid containment units include cleaning the unit to eliminate any residual material and inspecting the lining. Maintenance is performed by in-house fleet technicians and third-party vendors, depending on the branch and complexity of the work. Maintenance and repair costs of our lease fleet are included as direct costs of leasing operations and expensed as incurred whether performed by in house technicians or by third party vendors. We believe our maintenance program ensures a high quality fleet that supports both leasing and sales operations.

Our lease fleet units are recorded at cost and depreciated on the straight-line basis, in accordance with accounting principles generally accepted in the United States, over 20 years after the date they are put in service, down to their estimated residual values. Because we have a history of selling units for gains, we believe our lease fleet’s estimated residual value is at or below net realizable value.

Geographic Network

Our service locations are segmented into two operating areas: North America and Asia-Pacific. In North America, these service locations are called branches and in our Asia-Pacific area they are referred to as Customer Service Centers, or “CSCs.” Our North American branch network consists of 39 branch locations in the United States and two in Canada, and our Asia-Pacific network consists of 20 CSCs in Australia and nine in New Zealand.

Our network enables us to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental, and lower freight costs. We, in turn, benefit because we are able to spread regional overhead and marketing costs over a large lease base, redeploy units within our network to optimize utilization, discourage potential competitors by providing ample local supply and service local customers in a more cost efficient manner. Through our network, we develop local market knowledge and strong customer relationships while our corporate-based marketing group manages our brand image, web presence and lead generation programs.

The following maps show our existing branch and CSC locations as of June 30, 2015.

North America                                                                          Asia-Pacific

North America

In North America, branch offices are generally headed by a branch manager and are organized into four regions, which are managed by four regional vice presidents each with more than 15 years of experience in the industry. In addition to a branch manager, each branch has its own sales force and we are introducing a transportation department that will deliver and pick up mobile storage units from customers in certain remote areas. Branch managers are integral to our success and performance-based incentive bonuses are a portion of their compensation.

Our two Lone Star branch locations allow us to be near our customers’ production and drilling sites. In addition to benefitting from greater product availability and timely service, this enables many of our customers to realize lower transportation costs, which is a significant value proposition as they aim to control costs. These locations are managed by a general manager working closely with the organization’s Department of Transportation (“DOT”) compliance and safety officer. Each location also has a superintendent that oversees the operations and yard foremen, who are responsible for the drivers and mechanics.

Asia-Pacific

We believe that our Asia-Pacific CSC network is the largest of any storage container company in Australia and New Zealand and management estimates that we have approximately 35% market share in the region. We are represented in all major metropolitan areas, and are the only container leasing and sales company with a nationally integrated infrastructure and workforce. A typical CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory holding usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand. Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our State Managers for Australia and Sales Managers (North and South Islands) for New Zealand who in turn report to an Executive General Manager who reports to the CEO. Performance-based incentive bonuses are a portion of the compensation for the CSC, State, Island and branch managers. Each branch has its own sales force, and we are introducing a transportation department that will deliver and pick up mobile storage units from customers in certain hub areas. Each branch has forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three-high to maximize usable ground area. Our larger branches also have a fleet maintenance department to make modifications to the containers and maintain the branch’s forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

Except for the Auckland properties, we lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of up to 14 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.

Reference is made to “Item 2. Properties” for a more detailed description of our geographic locations.

Customers and End Markets

We have a diverse customer base consisting of over 35,000 customers, in over 100 different SIC codes, who operate in a broad variety of over 20 industries in our North American and Asia-Pacific territories. Our customers consist of large national corporations, as well as many local companies and organizations. As a result, no customer contributed more than 4% of our FY 2015 consolidated revenues. Our end markets include construction, commercial, transportation, industrial, energy, manufacturing, mining, retail, education and government. We believe the end market and geographic diversification of our customer base reduces the business exposure to a significant downturn in any particular industry or geography.

The diversity for our leasing operations is depicted in the following charts showing total revenue breakdown by end markets for FY 2015:

The following provides an overview of the end markets served by our leasing operations:

•	Construction — general contractors, residential homebuilders, and subcontractors

•	Industrial — industrial and manufacturing customers including a broad array of manufacturers, telecom distribution, refuse, recycling, and bottling companies

•	Commercial — business that provide service to both commercial businesses and individual consumers, including wholesalers, health care facilities, veterinary offices, entertainment companies, and religious institutions

•	Oil & Gas and Mining — Customers in specific sectors of the extractive industries

•	Government — federal agencies, state and local governments, fire departments, correctional institutions, and the U.S. military

•	Retail — large national chains, small local stores, shopping centers, and restaurants

•	Education — public schools, private schools, and day care facilities

•	Consumer — mass market of individuals or groups, not businesses, such as families, sporting teams and community groups in the Asia-Pacific area

•	Moving & Transportation — freight providers for primarily road and rail transport in the Asia-Pacific area

•	Other — all other customers

We differentiate ourselves from competitors in several ways. In our portable storage and modular space businesses, we provide a diverse set of competitively priced products and, in our Asia-Pacific market, we leverage our engineering team to provide customized units upon customer request. In our liquid containment business, we leverage long-standing customer relationships and not only provide liquid containment units, but also bundle units with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week. Our customer-centric approach is designed to ensure that our businesses consistently meet or exceed customer expectations. We believe this focus on customer service attracts new and retains existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores in North America which track customer willingness to recommend our products and services, and from October 2014 to June 2015 our customers gave us an 82% net promoter score. In addition, approximately 90% of our consolidated total leasing revenues in FY 2015 were derived from repeat customers, which we believe is a result of our superior customer service.

Sales and Marketing

In North America, members of our sales teams act as primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Our sales teams are responsible for developing and managing local relationships, as well as handling both inbound and outbound calls. They also assist customers in defining their space needs, assess potential opportunities, quote deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale, the sales team works closely with the local branch operations team to ensure that customer expectations are met or exceeded, relative to equipment quality and delivery timing. Our marketing group is primarily responsible for advertising campaigns, producing company literature, creating promotional sales tools and oversight of customer relationship management system. We market services through a number of promotional vehicles, including the internet, signage on our equipment, telemarketing, targeted mailings, trade shows and advertising in publications. We believe this approach to marketing is consistent with the local nature of our business and allows each branch to employ a customized marketing plan that fosters growth within its particular market. We provide ongoing training to our sales teams, monitor call quality and survey our customers to ensure that customer interactions meet our quality and service standards. Our lease fleet carries signage reflecting our brands, which is important to ongoing name recognition.

Our sales and marketing strategy in the Asia-Pacific is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of Yellow Pages, internal advertising and search engine optimization (or SEO), print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail, television and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goal is to be one of the suppliers that potential customers call and to make the experience as easy as possible for that customer.

Fleet Management and Information Systems

Fleet Management

Fleet information is updated daily at the branch level, which provides management with the ability to monitor branch operations on a daily, weekly, monthly, and ad hoc basis with on-line access to utilization, leasing and sale fleet unit levels and revenues by branch or geographic region. In managing our fleet, we regularly relocate containers between branches to meet changes in regional demand and optimize inventory levels. We have close relationships with the national road and rail hauling companies that enable us to transport the majority of containers interstate at attractive rates.

Ongoing maintenance to our North American leasing fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of our units. We use both in-house fleet technicians and third-party vendors to perform maintenance, depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for container offices, mobile offices, and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs, and electric wiring. Portable liquid storage tanks require simple maintenance, including cleaning the unit to eliminate any residual material and inspecting and repairing the lining, if needed. Whether performed by us or a third party, the cost of maintenance and repair of our lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe our maintenance program ensures a high quality fleet that supports both leasing and sales operations.

In the Asia-Pacific, most of our fleet is comprised of new and refurbished and customized storage containers, manufactured steel containers and record storage units, along with our freight and accommodation units. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, and further customize them, and add our decals and branding. We maintain our steel containers on a regular basis by painting them on average once every three to five years, removing rust, spot welding and occasionally replacing the wooden floor or other parts. This periodic maintenance keeps the container in good condition and is designed to maintain the unit’s value and rental rates comparable to new units.

Information Systems

We utilize management information systems across each of our businesses to support fleet management and targeted marketing efforts and we believe they are tailored to satisfactorily meet each of our businesses’ specific needs for efficient operation.

In our North American portable storage and modular space business, we utilize the Microsoft Dynamics NAV, or Navision, software at all of our branches to monitor operations at branches on a daily, weekly, monthly, and ad hoc basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel, providing management with online access to utilization, lease fleet unit detail and rental revenues by branch and geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch salespeople utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information. We are planning to upgrade our Navision platform to the current version and install a new rental module called Armada in the year ending June 30, 2016 (“FY 2016”). We are also planning to add TCM, a business intelligence corporate performance management software package in FY 2016.

In our Asia-Pacific portable storage and modular space businesses, our management information systems, including RMI, Navision and TCM, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, profitability, customer trends and fleet data. All our branches use RMI/Navision and our support office provides financial, inventory and customer reports for branch managers. We are also planning to upgrade our Navision platform in the Asia-Pacific to the current version and replace RMI with Armada in FY 2016.

Our North American manufacturing business utilizes the enterprise resource planning (ERP) business system, SyteLine, which provides comprehensive functionality, including order processing, inventory, purchasing, planning and scheduling, production, cost management, project tracking, accounting and customer service.

Product Procurement

North America

Our North American leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van’s top three suppliers of units for FY 2015 represented approximately 36% of all fleet purchases and the top ten suppliers represented approximately 65% of all fleet purchases. We purchase our Pac-Van lease fleet from a network of third-party suppliers. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state codes enabling us to move equipment among our branch network to meet changing demand and supply conditions. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state codes for each unit.

On October 1, 2012, we acquired 90% of the membership interests of Southern Frac. Southern Frac manufactures portable liquid storage containers in Waxahachie, Texas for primarily oil and gas exploration and production, but it can also manufacture for, among others, the chemical and industrial, environmental remediation, waste water treatment and waste management sectors. In FY 2015, Southern Frac had total revenues from third parties of $14.0 million, representing 398 units. Also in FY 2015, Southern Frac sold 556 units ($20.3 million of intercompany revenues) to our North American leasing operations. We believe that Southern Frac will continue to provide a substantial portion of the portable liquid storage containers requirements to our North American leasing operations, as well as generate leasing referrals.

Lone Star has historically purchased its tank fleet from several manufacturers but expects Southern Frac to be its primary supplier of steel tanks going forward. However, if needed, we have an established network of steel tank manufacturing partners located throughout the United States. Lone Star purchases its other containment solutions, pumps and hoses from a network of other manufacturing providers.

Capital investments are adjusted to match business needs and to respond to changing economic conditions. We do not generally enter into long-term purchase contracts with manufacturers and we can modify our capital investment activities in response to market conditions. Our North American leasing operations supplement fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and attempts to adjust its fleet spending patterns as favorable acquisition opportunities become available.

Asia-Pacific

In the Asia-Pacific area, we purchase marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe we are the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased are standard 20-foot and 40-foot units which we convert, refurbish or customize. We purchase new storage container products in the Asia-Pacific area under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, if one or more suppliers did not timely fill our purchase orders or did not properly manufacture the ordered products, our reputation and financial condition also could be harmed. The top four suppliers represented approximately 19% of all fleet purchases during FY 2015.

Competition

Portable Storage

The portable storage markets in North America, Australia and New Zealand are highly fragmented. In most locations within its markets, Pac-Van and Royal Wolf compete with several national and regional competitors. Our largest competitors in the portable storage sector in North America are Mobile Mini, Algeco Scotsman, McGrath RentCorp, Haulaway, Allied Leasing, Eagle Leasing and National Trailer Storage. We believe we are the market share leader in Australia and New Zealand. Our primary competitors in these markets include Cronos Limited, CGM-CMA Group, and the SCF Group (Simply Containers) as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, they are heavily reliant on monthly sales performance, have slow growing rental fleets and have limited ability to handle larger volume contracts or customer accounts. We believe that participants in this sector compete on the basis of customer relationships, price, service, as well as breadth and quality of equipment offered.

Modular Space

The modular space sector is highly competitive in each of the markets in which we compete. Our largest North American competitors, ModSpace, Williams Scotsman (Algeco Scotsman), Mobile Modular (McGrath RentCorp) and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include M Space, Acton Mobile, Vanguard Modular, Design Space and Satellite Shelters. In the Australian portable container buildings market, Royal Wolf maintains a small presence and competes primarily with four large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors are Coates Hire, Atco Structures & Logistics, Ausco Modular (Algeco Scotsman) and Nomad Building Solutions. We believe we compete on the basis of service, quality, customer relationships and price. We believe that our reputation for customer service and a wide selection of units allow us to compete effectively. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tends to inhibit new entrants. As we already maintain a national sale and distribution network, established supply channels and a strong profile in our target markets, many of the barriers to entry applicable to other new entrants are not applicable to us.

Liquid Containment

The liquid containment sector is highly competitive. We compete in this sector based upon product availability, product quality, price, service and reliability. As with the other industries we serve, the competition consists of national, regional and local companies. Some of the national competitors, notably BakerCorp, Rain For Rent and Adler Tanks (McGrath RentCorp), have significantly larger tank lease fleet and may have greater financial and marketing resources, more established relationships and greater name recognition in the market than we do. As a result, the competitors with these advantages may be better able to attract customers and provide their products and services at lower rental rates.

Employees

As of June 30, 2015, we had a total of 811 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

	North America			Asia-Pacific
	Leasing	Manufacturing	Corporate	Leasing
Corporate executive	—	—	5	—
Regional executive and administrative staff	51	11	3	25
Senior and branch management	35	—	—	29
Sales and marketing	58	—	—	79
Branch operations and administration	278	—	—	133
Manufacturing	—	104	—	—

	422	115	8	266

Executive Officers of the Registrant

The following information is provided as of June 30, 2015 regarding our executive officers. No family relationship exists between any executive officer.

Name	Age	Position

Ronald F. Valenta	56	Chairman of the Board, Chief Executive Officer and President

Jody Miller	48	Executive Vice President and Chief Executive Officer of GFN North America Leasing Corporation

Charles E. Barrantes	63	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	48	General Counsel, Vice President and Secretary

Jeffrey A. Kluckman	54	Executive Vice President, Business Development

Robert Allan	59	Chief Executive Officer of Royal Wolf Holdings Limited

Theodore Mourouzis	52	President and Chief Operating Officer of Pac-Van, Inc.

Ronald F. Valenta has served as a director and as our Chief Executive Officer since our inception and Chairman of the Board since June 2014. From 1988 to 2003, Mr. Valenta served as the President and Chief Executive Officer of Mobile Services Group, Inc., a portable storage company he founded. From 2003 to 2006, Mr. Valenta was a director of the National Portable Storage Association, a storage industry non-profit organization that he co-founded. From 1985 to 1989, Mr. Valenta was a Senior Vice President of Public Storage, Inc. From 1980 to 1985, Mr. Valenta was employed by the accounting firm of Arthur Andersen & Co. in Los Angeles.

Jody Miller became Executive Vice President and the Chief Executive Officer of GFN North America Leasing Corporation in June 2015. Prior to joining us, Mr. Miller spent over 25 years in the equipment rental industry, including at Mobile Mini, Inc. as Executive Vice President and Chief Operations Officer for five years, Mobile Storage Group, Inc. as Senior Vice President for five years, and RSC Holdings, Inc. as Regional Vice President for seven years. Prior to that, he worked in smaller rental businesses in various leadership roles. Mr. Miller is a 1990 graduate of Central Missouri State University.

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

Theodore Mourouzis has served as the President of Pac-Van, Inc. since August 2006. He previously served as its Chief Operating Officer since 1999 and as its Vice President of Finance from 1997 until 1999. Prior to his employment with Pac-Van, Mr. Mourouzis was a controller for a 3M joint venture, served four years in management consulting with Deloitte & Touche, and was president of a picture framing distributor and the chief financial officer of its holding company. He received his undergraduate degree from Stanford University in 1985 and a Masters of Business Administration from The Wharton School of the University of Pennsylvania in 1991.

Trademarks

North America

Our North American leasing operations own a number of trademarks important to its business, including Pac-Van® and “We’ve Put Thousands of U.S. Businesses In Space.” We have also applied for and are awaiting final confirmation on “Expect More. We’ll Deliver” and “Container King.” Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the U.S. will last indefinitely as long as we continue to use and maintain the trademarks and renew filings with the applicable governmental offices.

Asia-Pacific

We entered into a licensing agreement with Triton Corporation in May 2008 for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We paid Triton Corporation $740,000 to license the trademark. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. We sold the “Royal Wolf” name and trademark to Royal Wolf in May 2011 in connection with the Australian initial public offering of Royal Wolf Holdings Limited. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business.

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

There continues to be global economic uncertainty. These uncertain economic conditions in the markets where we operate, and other events or factors that adversely affect demand in the portable services industry, could adversely affect our business. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in container, mobile office and modular unit sales and leasing, could lead to a build-up of inventory and lease fleet levels. In addition, we engage in borrowing and repayment activities under our revolving credit facilities on an almost daily basis and have not had any disruption in our ability to access our revolving credit facilities as needed. However, disruptions in the global credit markets, such as those that occurred in the global financial crisis during the latter part of the past decade, could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facilities, which could have an adverse effect on our business, financial condition and results of operations.

Demand for a substantial portion of our leasing operations and manufacturing products in North America is, to a significant degree, dependent on the levels of expenditures and drilling activity by the oil and gas industry and can fluctuate significantly in a short period of time. A substantial or an extended decline in oil and gas prices could result in lower expenditures and reduced drilling by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for a substantial portion of our leasing operations and manufacturing products in North America depends, to a significant degree, on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves and can fluctuate significantly in a short period of time. These expenditures are generally dependent numerous factors and events over which we have no control, including the industry’s view of current and future oil and natural gas prices, future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could result in the reduction of drilling activity, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. The oil and gas industry has historically experienced volatile prices for oil and gas and periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure vendor prices charged. A significant downturn in the oil and gas industry could result in a reduction in demand for our products, specifically our portable liquid containment products and services in North America, and could adversely affect our financial condition, results of operations and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our portable liquid containment products.

Until recently, demand related to hydraulic fracturing had increased and we made a conscientious decision to enter into this market. However, oil and gas exploration and extraction (including use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt, or stop exploration and extraction activities, which would negatively impact the demand for our portable liquid containment products and services in North America.

We operate with a significant amount of indebtedness, borrowed primarily under senior secured credit facilities, which include various restrictions, including liens on all or substantially all of our assets, variable interest rates and contains restrictive covenants.

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

Our senior credit agreements also contain various restrictive covenants that limit the operations of our business. Among other things, these agreements include covenants and restrictions relating to:

•	payments and distributions to GFN;

•	liens and sale-leaseback transactions;

•	loans and investments;

•	debt and hedging arrangements;

•	mergers, acquisitions and asset sales;

•	transactions with affiliates; and

•	changes in business activities.

In addition, we may incur substantial debt to complete business combinations. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the agreements governing such indebtedness restrict our ability to obtain such financing while the debt instrument is outstanding.

While we believe we will remain in compliance with the covenants in agreements governing such indebtedness in the foreseeable future and that our relationships with our senior lenders are good, there is no assurance our lenders would consent to an amendment or waiver in the event of noncompliance; or that such consent would not be conditioned upon the receipt of a cash payment, revised principal payout terms, increased interest rates or restrictions in the expansion of the credit facilities for the foreseeable future; or that our senior lenders would not exercise rights that would be available to them, including, among other things, demanding payment of outstanding borrowings. In addition, our ability to obtain additional capital or alternative borrowing arrangements at reasonable rates may be adversely affected. All or any of these adverse events would further limit our flexibility in planning for or reacting to downturns in our business.

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

As a result of our acquisitions, we have recorded significant amounts of goodwill and intangible assets. Goodwill represents the excess of the total purchase price of these acquisitions over the fair value of the net assets acquired. We are not permitted to amortize goodwill under U.S. accounting standards and, instead, we review goodwill (as well as intangible assets) for impairment. Impairment may result from, among other things, deterioration in the performance of acquired businesses, adverse market conditions and adverse changes in applicable laws or regulations, including changes that restrict the activities of the acquired business. In the event impairment is identified, a charge to earnings would be recorded. Although it does not affect our cash flow, a write-off of all or a part of our goodwill or intangibles would adversely affect our operating results and equity.

Reference is made to Note 2 of Notes to Consolidated Financial Statements for more information regarding goodwill and intangible assets.

Future acquisitions of businesses could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and could adversely impact our capital structure.

We intend to pursue acquisition opportunities in an effort to diversify our investments and grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the target’s business operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors.

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

In addition, integrating acquired businesses and assets into our business can be difficult and risky; especially if the acquired business or assets involve an industry segment with which our management has limited experience or where there are limited synergies with our current businesses. Our integration of acquired businesses and realization of all synergies or efficiencies that we believe may result from such acquisitions may not come into fruition, which could negatively impact our business.

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

We cannot ascertain the availability of businesses to acquire, nor the capital requirements for future transactions. We cannot assure that, if required, additional financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular acquisition, we would be compelled to either restructure the transaction or abandon that particular acquisition. In addition, if we consummate a future acquisition, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing may impact the continued development or growth of the target business and could adversely impact our operating results.

Our long-term growth plan may include the expansion of operations into markets outside of North America and the Asia-Pacific area. Such international expansion may not prove successful, and may divert significant capital, resources and management’s time and attention and adversely affect our on-going operations.

To date, we have conducted all of our business within North America and the Asia-Pacific area. However, we may in the future enter international markets, including possibly South America and the European markets, which would require substantial amounts of management time and attention. Our products and overall business approach may not be accepted in other markets to the extent needed to make our international expansion profitable. In addition, the additional demands on management from these activities may detract from our efforts in our current markets and adversely affect our operating results therein. Any international expansion will expose us to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and difficulties collecting accounts receivable.

Our long-term growth plan involves an element of risk and could strain our management resources.

We intend to pursue a growth strategy involving organic and non-organic growth. There is a no guarantee that such growth will occur or be successful. We may incur significant capital expenditures in connection with expansion plans that may not be realized or may not deliver the earnings that are expected. In addition, our expansion plans may, in the future, give rise to unforeseen risks or problems, and our future performance will depend in large part on our ability to manage our long-term planned growth that could strain our existing management, human and other resources. To successfully manage this growth, we must continue to add competent managers and employees and improve our operating, financial and other internal procedures and controls. We also must effectively motivate, train and manage employees. If we do not manage our growth effectively, it would adversely affect our future operating results.

Failure to retain key executives could adversely affect our operations and could impede our ability to execute our business plan and growth strategy.

Our growth strategies, operational guidance, capital allocation and capital markets support are managed largely by our existing corporate officers, including our President, Chief Executive Officer and Chairman of the Board, Ronald F. Valenta; as well as the senior management teams at our operating units in the Asia-Pacific area and North America. The continued success of our businesses will depend largely on the efforts and abilities of Mr. Valenta, the corporate executives and the operational senior management teams. These key personnel, particularly Mr. Valenta, have an understanding of our businesses that cannot be readily duplicated. However, we do not have key-man insurance on any of these key personnel. The loss of any of these key personnel, especially Mr. Valenta, could impair our ability to execute our business plan and growth strategy and could have a material adverse affect on our operating results.

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

Historically, our average monthly lease fleet utilization has averaged between 70% and 85%; with the typical lease term being for an average period of over twelve months. The high utilization rate and the length of the average lease have provided us with a predictable revenue stream. However, if utilization rates decline or should a significant number of our lease units be returned during any short period of time, we would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Our failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations and cash flows.

Our lease fleet is subject to residual value risk upon disposition, and may not sell at the prices or in the quantities we expect.

A significant portion of our revenues are from unit sales out of our lease fleet. The market value of any given unit of our lease fleet could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

•	the market price for new equipment of a like kind;

•	the age of the equipment at the time it is sold, as well as wear and tear on the equipment relative to its age;

•	the supply of used equipment on the market;

•	technological advances relating to the equipment;

•	worldwide and domestic demand for used equipment; and

•	general economic conditions.

We include in operating income the difference between the sales price and the depreciated value of an item of equipment sold. Changes in our assumptions regarding depreciation could change our depreciation expense, as well as the gain or loss realized upon disposal of lease fleet. Sales of units from our lease fleet at prices that fall significantly below its carrying value will have an adverse impact on our results of operations.

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

Our business is subject to regulation and taxation under a wide variety of foreign and U.S. federal, state and local laws, regulations and policies including those imposed by the Securities and Exchange Commission, the Internal Revenue Service, the Dodd-Frank Wall Street Reform and Consumer Protection Act and NASDAQ, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance, additional taxation and restatement of our financial statements.

There can also be no assurance that, in response to current economic conditions or the current political environment or otherwise, laws and regulations will not be implemented or changed in ways that adversely affect our operating results and financial condition, such as recently adopted legislation that expands health care coverage costs or facilitates union activity or federal legislative proposals to increase taxation and operating costs.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of June 30, 2015 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could, among other things, adversely affect our stock price.

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

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control, including, but not limited to, cyber-security breaches, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. The failure of these systems to operate effectively could result in substantial harm or inconvenience to us or our customers. This could include the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

In addition, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives, and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

A significant portion of our revenues in our North American leasing operations is derived from customers who are in industries and businesses that are cyclical in nature and subject to changes in general economic conditions, including the oil and gas and the construction industries. Although the variety of our products, the breadth of our customer base and the number of markets we serve throughout North America limit our exposure to economic downturns, general economic downturns or localized downturns in markets where we operate could reduce demand for our products, especially in the construction or oil and gas industries, and negatively impact our future revenues, results of operations and cash flows.

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

We face significant competition in the modular space industry, especially from several national competitors in the United States who have greater financial resources and pricing flexibility than we do. If we are unable to compete successfully, we could lose customers and our future revenues could decline.

Although our competition varies significantly by market, the modular space markets in which we compete are dominated by primarily four participants and are highly competitive. In addition, we compete with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular space industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings have greater financial resources and pricing flexibility. If they focus on portable storage and are unable to compete successfully, we could lose customers and our future revenues and results of operations could decline.

The portable storage industry in North America is highly competitive and we face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The portable storage industry in North America is highly competitive and fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies to smaller multi-regional companies and small, independent businesses with a limited number of locations. Some of these competitors currently offer products outside of our offerings or may have better brand recognition in some market sectors. If these competitors use their brand awareness to promote products that compete with our product offerings, customers may choose these competitors’ products over ours and we could lose business. Our competitors are competing aggressively on the basis of pricing and may continue to drive down prices. Additionally, general economic factors could drive down market prices. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations as we would have lower margins. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

The portable liquid containment rental industry is highly competitive, and competitive pressures could impair our ability to increase market share and to rent or sell, equipment at favorable prices.

The portable liquid containment rental industry is highly competitive. We compete against national, regional and local companies, some of which are significantly larger than we are and have greater financial and marketing resources than we have. Some of our competitors also have longer operating histories, lower cost rental equipment and lower cost structures and more established relationships with equipment manufacturers than we have. In addition, certain of our competitors are more geographically diverse than we are and have greater name recognition among customers than we do. As a result, our competitors that have these advantages may be better able to attract customers.

We believe that local relationships, equipment quality, service levels and fleet size are key competitive factors in the portable liquid containment industry. From time to time, we or our competitors may attempt to compete aggressively by lowering rental rates or prices. Competitive pressures could adversely affect our future revenues and operating results by depressing the rental rates. To the extent we lower lease rates or increase our fleet size in order to retain or increase market share, our operating margins would be adversely impacted. In addition, we may not be able to match a larger competitor’s price reductions or fleet investment because of its greater financial resources, all of which could adversely impact our future operating results.

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

We may not be able to find enough skilled and unskilled labor to meet our needs, which could limit our growth. Oil and gas business activity historically decreases or increases with the prices of oil and natural gas. We may have problems retaining and finding enough laborers in the future, particularly if the demand for our portable liquid containment products and fluid management services increases significantly in a relatively short period of time. Other factors may also inhibit our ability to find enough workers to meet our employment needs.

We believe that a key to our success in the oil and gas industry in North America is dependent upon our ability to continue to employ and retain skilled and unskilled personnel. Our inability to employ or retain personnel generally could have a significant adverse effect on our operations.

A substantial potion of the revenues of Lone Star are earned from a limited number of major customers and the loss of any one or more of these customers could adversely affect our results of operations.

Lone Star earns a substantial portion of its revenue from a limited number of major customers. One or more of these customers could cancel their leases and cease doing business with Lone Star for a variety of reasons beyond our control. The loss of one or more of these major customers could adversely affect our results of operations.

Failure by our manufacturers to sell and deliver products in a timely fashion may harm our reputation and financial condition.

We currently purchase new modular buildings and components, mobile offices and container products directly from manufacturers. Although we are not dependent on any one manufacturer and are able to purchase products from a variety of suppliers, the failure of one or more of our suppliers to timely manufacture and deliver storage containers to us could adversely affect our operations. We purchase new modular buildings and components, mobile offices and storage containers under purchase orders issued to various manufacturers, which the manufacturers may or may not accept or be able to fill. We have no contracts with any supplier. If these suppliers do not timely fill our purchase orders, or do not properly manufacture the ordered products, our reputation and financial condition could be harmed.

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

As Department of Transportation regulations increase, our operations could be negatively impacted and competition for qualified drivers could increase.

We operate in the United States pursuant to operating authority granted by the U.S. Department of Transportation (“DOT”). Our company drivers must comply with the safety and fitness regulations of the DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as equipment weight and dimensions also are subject to government regulations. Our safety record could be ranked poorly compared to our peer firms. A poor fleet ranking may result in the loss of customers or difficulty attracting and retaining qualified drivers which could affect our results of operations. Should additional rules be enacted in the future, compliance with such rules could result in additional costs.

Significant Risks Related Primarily to Our Leasing Operations in the Asia-Pacific

The future performance of Royal Wolf depends on customer demand for portable container solutions as well as the expansion of the portable container solutions products market in Australia.

Any reduction in customer demand, failure of customer demand to grow, or failure of Royal Wolf to meet changes in customer demand or preferences may adversely affect Royal Wolf’s businesses, operational performance, growth prospects and financial position. For example, if expected growth in the portable container buildings market fails to come to fruition, or if businesses and individuals no longer demand portable container buildings at current levels, Royal Wolf’s return on its portable container building investments could be negatively impacted. The demand for Royal Wolf’s assets is dependent on the key industry segments into which Royal Wolf sells and lease assets, such as oil and gas, mining, construction, industrial and retail. A significant reduction in the business climate in these industry segments, could negatively impact Royal Wolf’s results of operations.

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

Royal Wolf’s long-term business strategy assumes a certain level of growth in Australian and New Zealand demand for container based solutions. Royal Wolf’s ability to meet this demand is dependent, to a certain extent, on the ability of Royal Wolf to purchase storage containers economically and on a timely basis. Historically, Royal Wolf has successfully worked with shipping lines and international container leasing companies to purchase used containers, and with manufacturers and brokers, including in China, to purchase new containers, but there can be no guarantee of this in the future. Changes to shipping line practices with respect to used containers, and adverse changes in trade practices, regulations and relations between Australia and its trading partners, including China, could adversely impact Royal Wolf’s ability to purchase containers or impact the price at which Royal Wolf is able to purchase containers.

Historically, Royal Wolf has relied on internal supply chain and sourcing arrangements, international suppliers and the logistics industry to relocate containers. Changes to these arrangements, constraints on the supply chain, failure of suppliers to deliver or deliver in a timely manner or material increases in the price of new or used containers could have an adverse impact on Royal Wolf’s business, operational performance, profit margins and financial results. Royal Wolf purchases new storage container products under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though Royal Wolf is not dependent upon any one manufacturer in purchasing storage container products, the failure of one or more of its suppliers to timely deliver containers to Royal Wolf could adversely affect its operations. If these suppliers do not timely fill Royal Wolf’s purchase orders or do not properly manufacture the ordered products, Royal Wolf’s reputation and financial condition also could be harmed.

Royal Wolf conducts its business in a highly competitive sector.

Royal Wolf’s faces competition in the portable buildings, freight and portable storage markets. Royal Wolf also faces potentially significant competition from modular industry companies who have non-container portable building offerings, especially several national competitors in Australia who have greater financial resources and pricing flexibility than Royal Wolf. As a result, Royal Wolf is subject to potential competition from new domestic and foreign competitors and the provision of new products or services, aggressive pricing and lease rates offered by existing competitors. Competition varies by region and Royal Wolf may not always be able to match its competitors in service levels, functionality and price in each or all regions. The emergence of a new competitor with international reach, or increased focus on the rental model by existing competitors, particularly with an extensive distribution network, could have an adverse effect on Royal Wolf’s business, financial condition, results of operations and growth prospects. Also, continued service improvement by competitors may result in Royal Wolf’s customers using substitutes in place of some of Royal Wolf’s products. Royal Wolf may not always be able to match its competitors in both functionality and price, which could negatively impact Royal Wolf’s revenues. In addition, some of Royal Wolf’s unique products are the subject of patent applications only and there is no guarantee that those applications will become effective. If the patent applications do not become effective, there is a risk that Royal Wolf’s competitors could produce similar rival products, which may have an adverse effect on Royal Wolf.

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

Significant Risks Related Primarily to Our Manufacturing Operations in North America

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

Implementation of Operational Improvements

As part of our ongoing focus on being a low-cost provider of high quality products, we periodically analyze our business to further improve our operations. Our continued analysis may include identifying and implementing opportunities for: (i) further rationalization of manufacturing capacity; (ii) streamlining of selling, general and administrative overhead; or (iii) efficient investment in new equipment and the upgrading of existing equipment. We may be unable to successfully identify or implement plans targeting these initiatives, or fail to realize the benefits of the plans we have already implemented, as a result of operational difficulties, a weakening of the economy or other factors. Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards also may make it more difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact on our financial position, results of operations and cash flow may be adverse and we may not be able to successfully realize sufficient cost savings to mitigate this adverse impact.

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

Investors should not expect us to redeem the Series C Preferred Shares on the date the Series C Preferred Shares become redeemable by the Company or on any particular date afterwards.

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

At their issuance, the Senior Notes were not rated by any credit rating agency. However, the Senior Notes may subsequently be rated by one or more of the credit rating agencies. If the Senior Notes are rated, the rating could be lower than expected, and such a rating could have an adverse effect on the market price of the Senior Notes. Furthermore, credit rating agencies revise their ratings from time to time and could lower or withdraw any rating issued with respect to the Senior Notes. Any real or anticipated downgrade or withdrawal of any ratings of the Senior Notes could have an adverse effect on the market price or liquidity of the Senior Notes.

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

Changes in the credit markets could adversely affect the market price of the Senior Notes.

The market price for the Senior Notes will be based on a number of factors, including:

•	the prevailing interest rates being paid by other companies similar to us; and

•	and the overall condition of the financial markets.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease most of the locations in our North American leasing operations, except for Pac-Van’s corporate. Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our branches and other properties in North America as of June 30, 2015:

Location	Function/Uses
United States:
Albany, GA	Leasing and sales
Atlanta, GA	Leasing and sales
Austin, TX	Leasing and sales
Bakersfield, CA	Leasing and sales
Charleston, WV	Leasing and sales
Charlotte, NC	Leasing and sales
Chicago, IL (owned)	Leasing and sales
Cincinnati, OH	Leasing and sales
Cleveland, OH	Leasing and sales
Columbus, OH	Leasing and sales
Corpus Christi, TX	Leasing and sales
Dallas, TX	Leasing and sales
Denver, CO	Leasing and sales
Des Moines, IA	Leasing and sales
Detroit, MI	Leasing and sales
Elkhart, IN	Leasing and sales
Elko, NV	Fleet storage
Chino-Los Angeles, CA	Leasing and sales
Green Bay, WI	Leasing and sales
Indianapolis, IN	Leasing and sales
Indianapolis, IN (owned)	Corporate office
Jacksonville, FL	Leasing and sales
Kansas City, MO	Leasing and sales
Kenedy, TX (a)	Leasing and sales
Kermit, TX (b)	Leasing and sales
Las Vegas, NV	Leasing and sales
Louisville, KY	Leasing and sales
Memphis, TN (owned)	Leasing and sales
Milwaukee, WI	Leasing and sales
Nashville, TN	Leasing and sales
New Brunswick (Trenton), NJ	Leasing and sales
Orlando, FL	Leasing and sales
Paducah, KY	Leasing and sales
Phoenix, AZ (c)	Leasing and sales
Pittsburgh, PA	Leasing and sales
Milan, IL (Quad Cities)	Leasing and sales
Salt Lake City, UT	Leasing and sales
San Antonio, TX	Leasing and sales
St. Louis, MO	Leasing and sales
Toledo, OH	Leasing and sales
Watford City, ND	Leasing and sales
Canada:
Edmonton, AB (c)	Leasing and sales
Calgary, AB	Leasing and sales

(a)	There is another associated location in Karnes, TX, but it does not conduct leasing and sales.
(b)	There is another associated location in Goldsmith, TX, but it does not conduct leasing and sales.
(c)	There is also a fleet maintenance and modification facility in this market.

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

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our chief executive officer, who is also the chairman of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised our option to renew the lease for an additional five-year term commencing February 1, 2013. We also lease a small office in Northbrook, Illinois. The term of the lease is through October 31, 2015.

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of mobile storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of mobile storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and, except for the Auckland, New Zealand self-storage and regional head office site, the CSCs are all leased. The following table shows information about our CSCs and other properties by country (Australia and New Zealand) at June 30, 2015 and we believe these properties are suitable and adequate:

Location	Functions/Uses
Australia:
Adelaide	Leasing, on-site storage and sales
Brisbane – Weyba Street Banyo	Leasing, on-site storage and sales
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)
South Brisbane – Musgrave Road Cooper Plains	Leasing, on-site storage and sales
Cairns	Leasing, on-site storage and sales
Canberra	Leasing, on-site storage and sales
Melbourne East – Clayton	Leasing, on-site storage and sales
Melbourne West – Sunshine	Leasing, on-site storage and sales
Darwin	Leasing, on-site storage and sales
Geraldton	Leasing, on-site storage and sales
Gold Coast	Leasing, on-site storage and sales
Gosford – Central Coast	Leasing, on-site storage and sales
Hobart	Leasing, on-site storage and sales
Hornsby	Head office (Not a CSC)
Sydney – Moorebank	Leasing, on-site storage and sales
Sydney – St. Marys	Leasing, on-site storage and sales
Sydney – Blacktown (Containertech)	Warehouse and sales (Not a CSC)
Newcastle	Leasing, on-site storage and sales
Perth – Railway Parade (a)	Leasing, on-site storage and sales
Perth North – Bayswater (a)	Leasing, on-site storage and sales
Perth South – Bibra Lake	Leasing, on-site storage and sales
Perth – Bassendean	Fleet storage and overflow (not a CSC)
Rockhampton	Leasing, on-site storage and sales
Toowoomba	Leasing, on-site storage and sales
Townsville	Leasing, on-site storage and sales

New Zealand:
Auckland-Ormiston Rd (owned)	Leasing, on-site storage and sales (not a CSC)
Auckland – Jarvis Way (owned)	Head Office, Leasing, on-site storage and sales
Christchurch	Leasing, on-site storage and sales
Dunedin	Leasing, on-site storage and sales
Hamilton	Leasing, on-site storage and sales
Napier	Leasing, on-site storage and sales
Palmerston North	Leasing, on-site storage and sales
Silverdale/Albany	Leasing, on-site storage and sales
Tauranga/Bay of Plenty	Leasing, on-site storage and sales
Wellington	Leasing, on-site storage and sales

(a)	Perth North — Bayswater is intended to be relocated to Perth — Railway Parade during the first quarter of FY 2016

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

Reference is made to Note 10 of Notes to Consolidated Financial Statements for further discussion of commitments and contingencies, including any legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on The NASDAQ Global Market (NASDAQ) under the symbol “GFN.” The following tables set forth, for the periods indicated, the range of high and low closing sales prices for our common stock.

	Common Stock
	High	Low
Year Ended June 30, 2014:
Fourth Quarter	$9.76	$7.76
Third Quarter	8.44	6.06
Second Quarter	6.53	5.43
First Quarter	5.80	4.70

Year Ended June 30, 2015:
Fourth Quarter	$8.60	$5.13
Third Quarter	9.84	7.43
Second Quarter	9.86	8.11
First Quarter	9.81	8.30

Record Holders

As of July 31, 2015, there were 92 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We believe that there are thousands of beneficial owners.

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

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans (see Note 9 of Notes to Consolidated Financial Statements) as of June 30, 2015:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,110,191	$5.35	1,328,870	(a)
Equity compensation plans not approved by security holders	—	—	—

Total	2,110,191	$5.35	1,328,870	(a)

(a)	Reduced by the issuance under the equity compensation plans of 345,060 restricted (non-vested equity) and non-restricted shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s (“S&P”) Small Cap and the Russell 2000 if $100 were invested in our common stock and each index on June 30, 2010.

	Year Ended June 30,
Index	2010	2011	2012	2013	2014	2015
General Finance Corporation	100.00	239.20	257.60	372.00	760.00	417.60
Russell 2000	100.00	137.41	134.55	167.12	206.63	220.03
S&P Small Cap	100.00	137.03	138.99	173.98	218.41	233.09

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2015 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2011	2012	2013	2014	2015
Sales:
Lease inventories and fleet	$92,687	$108,341	$103,003	$116,448	$90,275
Manufactured units	—	—	19,140	19,647	13,981

	92,687	108,341	122,143	136,095	104,256
Leasing	89,577	103,898	123,400	151,010	199,569

	182,264	212,239	245,543	287,105	303,825

Operating income	9,781	26,245	29,491	40,041	43,043
Other expense, net	(15,681)	(12,143)	(9,883)	(13,272)	(21,301)

Income (loss) before provision for income taxes	(5,900)	14,102	19,608	26,769	21,742
Net income (loss)	(8,858)	8,742	11,413	15,149	13,045
Net income (loss) attributable to common stockholders	(15,892)	2,436	3,545	3,904	3,475

Net income (loss) per common share:
Basic	$(0.72)	$0.11	$0.16	$0.16	$0.13
Diluted	(0.72)	0.11	0.16	0.15	0.13

Consolidated Balance Sheet Information:

	June 30,
	2011	2012	2013	2014	2015
Trade and other receivables, net	$30,498	$35,443	$34,360	$61,474	$47,641
Inventories	20,942	31,206	31,858	27,402	36,875
Lease fleet, net	220,095	259,458	290,165	396,552	410,985
Total assets	387,570	437,560	473,166	668,489	687,170

Trade payables and accrued liabilities	32,522	35,964	32,238	53,838	37,590
Senior and other debt	136,589	174,092	162,951	302,877	356,733
Total equity	191,892	193,997	234,141	257,885	234,356

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2014 and June 30, 2015. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2014:
Revenues	$65,746	$65,629	$65,673	$90,057
Gross profit	7,278	7,551	8,204	10,059
Operating income	6,768	10,140	9,563	13,570
Net income	2,202	4,582	3,826	4,539
Net income attributable to common stockholders	402	1,623	1,063	816

Net income per common share:
Basic	$0.02	$0.07	$0.04	$0.03
Diluted	0.02	0.07	0.04	0.03

For the Fiscal Year Ended June 30, 2015:
Revenues	$80,442	$88,707	$69,386	$65,290
Gross profit	7,186	9,173	6,350	5,868
Operating income	15,468	17,713	6,527	3,335
Net income (loss)	6,401	7,119	601	(1,076)
Net income (loss) attributable to common stockholders	3,718	4,591	(1,741)	(3,093)

Net income per common share:
Basic	$0.14	$0.18	$(0.07)	$(0.12)
Diluted	0.14	0.17	(0.07)	(0.12)

(a) During the fourth quarter of the fiscal year ended June 30, 2014, we acquired substantially all of the assets and assumed certain of the liabilities of the affiliated companies, Lone Star Tank Rental, LP and KHM Rentals, LLC (collectively “Lone Star”). Reference is made to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 of Notes to Consolidated Financial Statements for further discussion of this significant acquisition.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of June 30, 2015, our two geographic leasing operations lease and sell their products through twenty customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, thirty-nine branch locations in the United States and two branch locations in Canada. At that date, we had 266 and 545 employees and 41,742 and 31,114 lease fleet units in the Asia-Pacific area and North America, respectively.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors comprising the portable services industry.

Our portable storage category is segmented into two products: (1) storage containers, which primarily consist of new and used steel shipping containers under International Organization for Standardization (“ISO”) standards, that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility; and (2) freight containers, which are either designed for transport of products by road and rail and are only offered in our Asia-Pacific territory.

Our modular space category is segmented into three products: (1) office containers, which are referred to as portable container buildings in the Asia-Pacific, are either modified or specifically manufactured containers that provide self-contained office space with maximum design flexibility. Office containers in the United States are oftentimes referred to as ground level offices (“GLOs”); (2) modular buildings, which provide customers with flexible space solutions and are often modified to customer specifications and (3) mobile offices, which are re-locatable units with aluminum or wood exteriors and wood (or steel) frames on a steel carriage fitted with axles, and which allow for an assortment of “add-ons” to provide convenient temporary space solutions.

Our liquid containment category includes portable liquid storage tanks that are manufactured 500-barrel capacity steel containers with fixed axles for transport. These units are regularly utilized for a variety of applications across a wide range of industries, including refinery, petrochemical and industrial plant maintenance, oil and gas services, environmental remediation and field services, infrastructure building construction, marine services, pipeline construction and maintenance, tank terminal services, waste management, wastewater treatment and landfill services.

Results of Operations

Year Ended June 30, 2015 (“FY 2015”) Compared to Year Ended June 30, 2014 (“FY 2014”)

The following compares our FY 2015 results of operations with our FY 2014 results of operations.

Revenues. Revenues increased $16.7 million, or 6%, to $303.8 million in FY 2015 from $287.1 million in FY 2014. This consisted of a $60.3 million increase, or 57%, in revenues in our North American leasing operations, a decrease of $38.0 million, or 24%, in revenues in the Asia-Pacific area and a decrease of $5.6 million, or 29%, in manufacturing revenues. Excluding the impact of Lone Star, which we acquired on April 7, 2014 and contributed revenues of $44.5 million in the first nine months of FY 2015, revenues in our North American leasing operations increased by 15% from FY 2014. The average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2015 versus FY 2014 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2015 was $0.8373 U.S. dollar compared to $0.9183 U.S. dollar during FY 2014. In Australian dollars, total revenues in the Asia-Pacific area decreased by 16%.

Excluding Lone Star (doing business in the oil and gas sector) for the first nine months of FY 2015, the North American leasing revenue increase in FY 2015 from FY 2014 of $15.8 million was broadly across most sectors, but particularly in the commercial, retail, construction and industrial sectors, where revenues increased between the periods by an aggregate of $23.9 million; offset somewhat by decreases in the oil and gas and education sectors totaling $9.1 million. The revenue decrease in the Asia-Pacific area was primarily in the transport, oil and gas, government, construction, mining and industrial sectors, where revenues decreased by $34.8 million in FY 2015 from FY 2014.

Sales and leasing revenues represented 31% and 69% of total non-manufacturing revenues, respectively, in FY 2015 compared to 44% and 56%, respectively, in FY 2014.

Sales during FY 2015 amounted to $104.3 million, compared to $136.1 million during FY 2014; representing a decrease of $31.8 million, or 23%. This consisted of a $32.7 million decrease, or 37%, in sales in the Asia-Pacific area, an increase of $6.5 million, or 23%, in our North American leasing operations and a decrease in manufacturing sales of $5.6 million. Overall, non-manufacturing sales decreased by a net $26.2 million, or 22%, in FY 2015 from FY 2014. The decrease in the Asia-Pacific area was comprised of a decrease of $7.1 million ($5.1 million decrease due to average price reductions and $5.2 million decrease due to foreign exchange movements, offset by a $3.2 million increase due to higher unit sales) in the CSC operations and a decrease of $25.6 million ($18.2 million decrease due to lower unit sales, a $6.9 million decrease due to average price decreases and a $0.5 million decrease due to foreign exchange movements) in the national accounts group. Sales in the national accounts group during FY 2014 included over $11.0 million (over AUS$12.0 million) to one customer, a freight logistics company that operates a national rail network, in which the operating margin on the sales contract was under 10%. In our North American leasing operations, the higher sales in FY 2015 versus FY 2014 were across most sectors, but particularly in the commercial, construction, retail and government sectors, which increased by an aggregate of $8.3 million; offset somewhat by a decrease in the education sector of $2.3 million. In our North American manufacturing operations, portable liquid storage tank container and specialty product sales in FY 2015 consisted of 398 units sold at an average sales price of approximately $35,100 per unit versus 568 units sold at an average sales price of approximately $34,600 per unit during FY 2014. The decrease in sales of tanks between the periods at Southern Frac was due to the decreased demand, primarily in Texas, as a result of the decline in oil and gas prices.

Leasing revenues during FY 2015 totaled $199.5 million, as compared to $151.0 million during FY 2014, representing an increase of $48.5 million, or 32%. This consisted of an increase of $53.8 million (which includes $50.1 million from Lone Star in FY 2015 versus $14.7 million in FY 2014), or 70%, in North America, and a decrease of $5.3 million, or 7%, in the Asia-Pacific area. On a local currency basis, leasing revenues increased by 2% in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 72% during FY 2015 and 85% and 75% in FY 2014, respectively, and the overall average utilization was 82% during both periods. The overall average monthly lease rate decreased to AUS$175 in FY 2015 from A$177 in FY 2014. Leasing revenues in FY 2015 increased in Australian dollars over FY 2014 due primarily to the average monthly number of units on lease being over 500 higher in FY 2015 as compared to FY 2014. We believe the primary reason we are generally able to maintain high average utilization rates and increase our average units on lease between periods is our position as the only company with a national footprint of container products in the portable storage and modular space sectors in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

In our North American leasing operations, average utilization rates were 76%, 85%, 71%, 75% and 79% and average monthly lease rates were $114, $299, $1,314, $259 and $770 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2015; as compared to average utilization rates of 79%, 83%, 85%, 69% and 73% and average monthly lease rates were $111, $275, $872, $243 and $824 in FY 2014, respectively. The average composite utilization rate decreased slightly to 76% in FY 2015 from 77% in FY 2014, and the composite average monthly number of units on lease was over 5,600 higher in FY 2015 as compared to FY 2014. The strong utilization, higher average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved across-the-board demand, but particularly in the commercial, construction, retail and industrial sectors, which increased by an aggregate of $16.6 million; offset somewhat by a decrease in the oil and gas sector of $7.1 million, which excludes $44.5 million of leasing revenues from Lone Star for the first nine months of FY 2015, due to the decreased demand, primarily in Texas, as a result of the decline in oil and gas prices.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $23.3 million from $88.1 million during FY 2014 to $64.8 million during FY 2015, as a result of the lower sales discussed above. However, our gross profit percentage from these non-manufacturing sales increased to 28% in FY 2015 from 24% in FY 2014 due primarily to the adverse effect in FY 2014 of the lower margin on the sales to a freight logistics customer in the Asia-Pacific area, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $10.9 million in FY 2015, or approximately $27,400 per unit, versus $14.9 million in FY 2014, or approximately $26,200 per unit, representing a manufacturing gross profit percentage of 22% and 24%, respectively. The lower manufacturing gross margin between the periods was due to the lower production levels in FY 2015 as a result of the reduced demand in primarily the Texas oil and gas market.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in absolute dollars by $29.7 million ($25.4 million of which was incurred at Lone Star during the first nine months of FY 2015), from $117.7 million during FY 2014 to $147.4 million during FY 2015. As a percentage of revenues, these costs increased to 49% during FY 2015 from 41% during FY 2014 due primarily to operating expenses at our North American leasing operations (principally Lone Star) not proportionately decreasing with lower revenues caused by the reduced demand in the oil and gas market. FY 2015 also includes $365,000 related to expenses of a public equity offering that was postponed during the fourth quarter. In addition, as discussed above, there were over $11.0 million of sales to a freight logistics customer which, if excluded, would show these costs as a percentage of revenues in FY 2014 at approximately 43%. This is more comparable to FY 2015, particularly since infrastructure costs in North America, as a percentage of revenues, have proportionally increased in order to support anticipated business growth in other sectors.

Depreciation and Amortization. Depreciation and amortization increased by $11.3 million to $37.7 million in FY 2015 from $26.4 million in FY 2014, primarily as a result of our increasing investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $21.1 million in FY 2015 was $9.1 million higher than the $12.0 million in FY 2014, primarily in North America, which increased by $9.6 million. This was due to higher average borrowings in FY 2015, as compared to FY 2014, and a higher weighted-average interest rate of 5.2% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in North America in FY 2015 versus 4.1% in FY 2014. This higher weighted-average interest rate between the periods was primarily due to borrowings we made during the fourth quarter of FY 2014 at GFN corporate that totaled $97.0 million and bear interest rates higher than those of the current lending rates of our combined senior credit facility for our North American leasing operations (see Note 5 of Notes to Consolidated Financial Statements). The weighted-average interest rate of 5.4% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in FY 2015 decreased from 5.7% in FY 2014 and this, along with the weakening Australian dollar relative to the U.S. dollar, offset the comparatively higher average borrowings between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9146 at June 30, 2013, $0.9439 at June 30, 2014 and $0.7658 at June 30, 2015. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $217,000 and $(628,000) and $(512,000) and $(180,000), respectively.

Income Taxes. Our effective income tax rate was 40.0% in FY 2015 and 43.4% in FY 2014. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. The effective tax rate in FY 2014 included the effect to deferred taxes for the increase in the federal statutory rate used from 34% to 35% as a result of our increased domestic taxable income.

Preferred Stock Dividends. In FY 2015 and FY 2014, we paid dividends of $3.7 million and $3.5 million, respectively, for primarily our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $5.9 million and $7.8 million in FY 2015 and FY 2014, respectively, a decrease of $1.9 million.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders of $3.5 million in FY 2015 was $0.4 million less than the $3.9 million in FY 2014, primarily due to lower operating profit in our Asia-Pacific leasing operations (including the adverse effect of the weakening Australian dollar), North American manufacturing operations and higher interest expense; offset somewhat by greater operating income in our North American leasing operations.

FY 2014 Compared to Year Ended June 30, 2013 (“FY 2013”)

The following compares our FY 2014 results of operations with our FY 2013 results of operations.

Revenues. Revenues increased $41.6 million, or 17%, to $287.1 million in FY 2014 from $245.5 million in FY 2013. This consisted of an increase of $8.4 million, or 5%, in revenues at Royal Wolf, an $18.0 million increase, or 25%, in revenues at Pac-Van, $14.7 million of additional revenues generated by Lone Star, which we acquired on April 7, 2014; and an increase of $0.5 million, or 3%, in manufacturing revenues from Southern Frac. The translation effect of the average currency exchange rate, driven by the weakening in the Australian dollar relative to the U.S. dollar in FY 2014 versus FY 2013, significantly impacted the translation in FY 2014 of the total revenues at Royal Wolf when compared to FY 2013. In Australian dollars, total revenues at Royal Wolf increased by 18% in FY 2014 from FY 2013. The average currency exchange rate of one Australian dollar during FY 2014 was $0.9183 U.S. dollar compared to $1.0273 U.S. dollar during FY 2013.

The revenue increase at Royal Wolf was primarily in the transport, government and defense sectors, where revenues increased by $20.8 million in FY 2014 from FY 2013, but were offset somewhat by decreases totaling $10.3 million in the industrial, removals (moving) and storage, consumer, construction and retailer sectors. At Pac-Van, the revenue increase in FY 2014 from FY 2013 was due primarily to increases in the commercial, mining and energy, industrial, retail, construction and education sectors where revenues increased between the periods by an aggregate of $20.4 million, offset somewhat by the government, services and other sectors where revenues decreased by $2.4 million. Lone Star’s revenues of $14.7 million were entirely in the mining and energy sector.

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

At Royal Wolf, average utilization in the retail and the national accounts group operations were 85% and 75%, respectively, during FY 2014, an increase from 84% and 74% in FY 2013, respectively. The overall average utilization increased slightly in FY 2014 to 82.4% from 81.8% in FY 2013; and the average monthly lease rate of containers was AUS$177 in FY 2014 versus AUS$164 in FY 2013. Leasing revenues in FY 2014 increased over FY 2013 in local currency due primarily to the combination of higher monthly lease rates and the average monthly number of units on lease being more than 1,875 higher in FY 2014 as compared to FY 2013. We believe the primary reasons we are generally able to maintain high average utilization rates and increase our average units on lease and monthly rate between periods at Royal Wolf was the generally stable economy in the Asia-Pacific area and our position as the only company with a national footprint of container products in the mobile storage and modular space sectors in Australia and New Zealand. We regularly review each local market in which we do business to determine if local factors justify increases or decreases in lease rates and the effect these changes would have on utilization and revenues.

At Pac-Van, average utilization rates were 79%, 83%, 85%, 69% and 73% and average monthly lease rates were $111, $275, $872, $243 and $824 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2014; as compared to average utilization rates of 82%, 82%, 87%, 67% and 75% and average monthly lease rates of $105, $262, $965, $236 and $843 in FY 2013, respectively. The average composite utilization rate increased to 77% in FY 2014 from 76% in FY 2013, and the composite average monthly number of units on lease was nearly 3,200 higher in FY 2014 as compared to FY 2013. The strong utilization, higher average monthly number of units on lease and generally higher monthly lease rates resulted primarily from improved demand across most sectors, particularly in the mining and energy, commercial, construction, industrial and retail sectors, which increased by an aggregate of $14.2 million.

During the fourth quarter of FY 2014, Lone Star’s average utilization rate was 87% and its average monthly lease rate was over $1,900.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $13.0 million from $75.1 million during FY 2013 to $88.1 million during FY 2014, as a result of the higher sales discussed above. Our gross profit percentage from these non-manufacturing sales decreased to 24% in FY 2014 from 27% in FY 2013 due primarily to the lower margin on the sales to a Royal Wolf freight logistics customer, as discussed above. Cost of sales from our manufactured portable liquid storage tank containers totaled $14.9 million, or approximately $26,200 per unit, versus $17.9 million in FY 2013, or approximately $31,100 per unit. FY 2013 included additional costs of $145,000 due to the purchase price allocation effect at Southern Frac of carrying the opening inventory on October 1, 2012 at fair value. Overall, efficiencies gained from improved systems and processes, including lower material costs, substantially reduced our average cost per unit during FY 2014 from FY 2013.

Direct Costs of Leasing Operations and Selling and General Expenses. As a result of our enhanced business activity, direct costs of leasing operations and selling and general expenses increased in absolute dollars by $16.5 million ($7.7 million of which was incurred at Lone Star during the fourth quarter of FY 2014), from $101.2 million during FY 2013 to $117.7 million during FY 2014, but remained at 41% as a percentage of revenues .

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

Preferred Stock Dividends. In FY 2014, we paid $3.5 million on our Series C Preferred Stock issued in May 2013.

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

	Year Ended June 30,
	2011	2012	2013	2014	2015
Net income (loss)	$(8,858)	$8,742	$11,413	$15,149	$13,045
Add —
Provision for income taxes	2,958	5,360	8,195	11,620	8,697
Foreign currency exchange loss (gain) and other	(4,125)	(443)	(1,028)	1,372	273
Interest expense	20,293	12,743	10,969	11,952	21,096
Interest income	(487)	(157)	(58)	(52)	(68)
Depreciation and amortization	19,165	18,924	22,241	27,127	38,571
Impairment of goodwill	5,858	—	—	—	—
Share-based compensation expense	693	901	1,316	1,938	2,174
Expenses of postponed public equity offering	—	—	—	—	365
Shares of RWH capital stock issued at IPO to Royal Wolf board of directors and executive management	369	—	—	—	—
Provision for shares of RWH capital stock to be purchased and awarded to Royal Wolf senior management team	802	—	—	—	—
Loyalty, past performance and successful IPO bonus to Royal Wolf executive and senior management team	1,311	—	—	—	—

Adjusted EBITDA	$37,979	$46,070	$53,048	$69,106	$84,153

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

Asia-Pacific Leasing Senior Credit Facility

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $134,015,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”)as a lender through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,409,000 (AUS$105,000,000) and CBA’s proportionate share is $53,606,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $95,725,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,290,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

North America Leasing Senior Credit Facility

Effective February 7, 2014, Pac-Van amended its $120,000,000 facility led by Wells Fargo Bank, National Association (“Wells Fargo”) that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (Capital One Business Credit Corp. and OneWest Bank N.A.) to the syndicate (the “Wells Fargo Credit Facility”). Further, on April 7, 2014, in conjunction with the acquisition of Lone Star, and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). On January 6, 2015 and June 30, 2015, the Wells Fargo Credit Facility was amended and restated to, among other things, increase the maximum borrowing capacity from $200,000,000 to $232,000,000, add a $20,000,000 real estate sub-facility, add GFNRC and Southern Frac as borrowers, and allow the borrowers to acquire real estate as collateral. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $252,000,000. The Wells Fargo Credit Facility matures on September 7, 2017. In addition, as discussed below, in connection with the June 30, 2015 amendment and restatement, the senior facility for Southern Frac (the “Wells Fargo SF Credit Facility”) was terminated and all borrowings outstanding were repaid in full on July 1, 2015.

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

North America Manufacturing Senior Credit Facility

The Wells Fargo SF Credit Facility provided (i) a senior secured revolving line of credit under which Southern Frac could have borrowed, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; and (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which was to fully amortize over 48 months commencing July 1, 2013. A $1,500,000 term loan (the “Term Loan B”), which amortized over 18 months commencing on May 1, 2013, was repaid in full in October 2014. The Wells Fargo SF Credit Facility contained, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility accrued interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, and 4.0% for the Restated Equipment Term Loan.

In connection with the June 30, 2015 amendment and restatement of the Wells Fargo Credit Facility discussed above, the Wells Fargo SF Credit Facility was terminated and all borrowings outstanding (which totaled $4,214,000 at June 30, 2015) were repaid in full on July 1, 2015, and all guaranties granted in connection therewith were terminated and released.

Corporate Senior and Other Debt

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

Equity Transactions

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

Reference is made to Note 3 of Notes to Consolidated Financial Statements for further discussion of our equity transactions.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Capital Deployment and Cash Management

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock and 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”), if and when declared by our Board of Directors.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2013	2014	2015
Net cash provided by operating activities	$34,892	$51,548	$38,249

Net cash used in investing activities	$(69,710)	$(163,585)	$(107,430)

Net cash provided by financing activities	$35,218	$112,909	$67,420

Cash Flows for FY 2015 Compared to FY 2014

Operating activities. Our operations provided net cash flow of $38.2 million during FY 2015, a decrease of $13.3 million from the $51.5 million of operating cash flow provided during FY 2014. Net income of $13.0 million in FY 2015 was $2.1 million lower than the net income of $15.1 million in FY 2014 and our management of operating assets and liabilities in FY 2015 when compared to FY 2014 also reduced operating cash flows by $20.9 million. In FY 2015, our management of operating assets and liabilities reduced operating cash flows by $18.3 million versus FY 2014 where operating cash flows were increased by $2.6 million. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash add-backs for cash flow purposes, caused only a relatively small net increase to operating cash flows in FY 2015 versus a net increase of $0.9 million in FY 2014. However, our operating cash flows from non-cash adjustments in FY 2015 increased by approximately $13.2 million over FY 2014 as a result of higher depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $41.6 million in FY 2015 versus $28.4 million in FY 2014. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $5.5 million in FY 2015 and $9.8 million in FY 2014. Historically, operating cash flows are typically enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. Additionally, in both FY 2015 and FY 2014, operating cash flows were reduced by gains on the sales of lease fleet of $5.8 million and $7.2 million, respectively, and enhanced by non-cash share-based compensation charges of $2.2 million and 1.9 million, respectively.

Investing Activities. Net cash used in investing activities was $107.4 million during FY 2015, as compared to $163.6 million used during FY 2014, a decrease of $56.2 million. Purchases of property, plant and equipment were $18.0 million (which included real estate purchases in North America and in the Asia-Pacific area totaling $1.2 million and $9.1 million, respectively) in FY 2015 and $7.2 million FY 2014, an increase of $10.8 million; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $54.6 million in FY 2015 as compared to approximately $65.8 million in FY 2014, a decrease of $11.2 million. In FY 2015, net capital expenditures of lease fleet were approximately $42.1 million in North America, as compared to $44.3 million in FY 2014, a decrease of $2.2 million; and net capital expenditures of lease fleet in the Pan Pacific totaled $12.5 million in FY 2015 versus $21.5 million in FY 2014, a decrease of $9.0 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2015, we made eight business acquisitions (two in the Asia-Pacific region and six in North America) for cash totaling $34.1 million (see Note 4 of Notes to Consolidated Financial Statements), as compared to seven acquisitions (two in the Asia-Pacific region and five in North America) in FY 2014 for cash totaling $90.7 million; a decrease of $56.6 million between the periods.

Financing Activities. Net cash provided by financing activities was $67.4 million during FY 2015, as compared to $112.9 million provided during FY 2014, a decrease of $45.5 million. In FY 2015 and FY 2014, cash provided from financing activities included net borrowings of $77.5 million and $143.0 million, respectively, on existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2014, in the Asia-Pacific area, we completely repaid the ANZ Credit Facility for $113.6 million and entered into the new ANZ/CBA Credit Facility. Also in FY 2014, cash provided from financing activities included borrowings of $25.0 million from the Credit Suisse Term Loan and $72.0 million from the Senior Notes (see “Liquidity and Financial Condition” above). However, cash was used in FY 2015 and FY 2014 to pay preferred stock dividends of $3.7 million, and $3.5 million, respectively, on primarily our Series C Preferred Stock; and, additionally, in FY 2015 and FY 2014, cash was used to purchase $3.9 million and $4.7 million, respectively, of RWH capital stock in the open market, of which a net $0.9 million and $1.0 million, respectively, was purchased by Royal Wolf for eventual issuance to key employees under its Long Term Incentive Plan (see Note 9 of Notes to Consolidated Financial Statements). In both FY 2015 and FY 2014, Royal Wolf paid capital stock dividends of $3.9 million and $4.7 million to noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements).

Cash Flows for FY 2014 Compared to FY 2013

Operating activities. Our operations provided net cash flow of $51.5 million during FY 2014, an increase of $16.6 million from the $34.9 million of operating cash flow provided during FY 2013. Net income of $15.1 million in FY 2014 was $3.7 million higher than the net income of $11.4 million in FY 2013 and our operating cash flows increased by $3.4 million in FY 2014 from the management of operating assets and liabilities when compared to FY 2013. Operating cash flows in FY 2014 increased by $5.6 million over FY 2013 as a result of larger non-cash adjustments of depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $28.4 million in FY 2014 versus $22.8 million in FY 2013. In addition, net unrealized losses (gains) from foreign exchange and derivative instruments, which affect operating results, but are non-cash add-backs for cash flow purposes, were $0.9 million in FY 2014 versus $(0.7) million in FY 2013; an increase of $1.6 million. In both periods, operating cash flows benefitted from the deferral of income taxes, which totaled $9.8 million in FY 2014 and $7.1 million in FY 2013. Additionally, in both FY 2014 and FY 2013, operating cash flows were reduced by gains on the sales of lease fleet of $7.2 million and $6.0 million, and enhanced by non-cash share-based compensation charges of $1.9 million and $1.3 million, respectively.

Investing Activities. Net cash used by investing activities was $163.6 million during FY 2014, as compared to $69.7 million during FY 2013, an increase use of cash of $93.9 million. Purchases of property, plant and equipment, or rolling stock, were $7.2 million in FY 2014, a decrease of $1.3 million from the $8.5 million in FY 2013; but net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were approximately $65.8 million in FY

2014 as compared to $47.6 million in FY 2013, an increase of $18.2 million. The increase in FY 2014 net capital expenditures from FY 2013 was due to primarily container lease fleet purchases of $44.3 million in FY 2014 in North America as compared to $24.6 million in FY 2013, an increase of $19.7 million; whereas net capital expenditures in the Pan Pacific totaled $21.5 million in FY 2014 versus $23.0 million in FY 2013, a decrease of $1.5 million. In FY 2014, we made seven business acquisitions (two in the Pan Pacific and five in North America) for cash totaling $90.7 million, as compared to eight acquisitions (three in the Pan Pacific and five in North America) in FY 2013 for cash of $14.6 million.

Financing Activities. Net cash provided by financing activities was $112.9 million during FY 2014, as compared to $35.2 million provided during FY 2013, an increase of $77.7 million. In FY 2014, in the Asia-Pacific area, we completely repaid the ANZ Credit Facility for $113.6 million and entered into the new ANZ/CBA Credit Facility; as compared to FY 2013 where, in North America, we fully repaid the PNC Credit Facility for $79.2 million. In FY 2014, cash provided from financing activities included borrowings of $25.0 million from the Credit Suisse Term Loan, $72.0 million from the Senior Notes and $143.0 million on the existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2013, cash provided from financing activities included net proceeds of $37.5 million from the successful public offering of our Series C Preferred Stock and $8.2 million from issuances of our common stock (as a result of exercises of warrants and options), of which $44.0 million of these proceeds were used to reduce indebtedness at Pac-Van and $1.3 million used to redeem our Series A Preferred Stock. We also incurred deferred financing costs of $4.3 million in FY 2014 and $1.5 million in FY 2013 in connection with the senior and other debt transactions discussed above. In FY 2014 we paid preferred stock dividends of $3.5 million, versus only $0.2 million if FY 2013, an increase of $3.3 million, due primarily to the issuance of our Series C Preferred Stock in May 2013; and in both FY 2014 and FY 2013, Royal Wolf paid capital stock dividends of $4.7 million to noncontrolling interests.

Asset Management

Receivables and inventories were $47.6 million and $36.9 million at June 30, 2015 and $61.5 million and $27.4 million at June 30, 2014, respectively. At June 30, 2015, days sales outstanding (“DSO”) in trade receivables were 40 days and 66 days in the Asia-Pacific area and in our North American leasing operations, as compared to 43 days and 67 days at June 30, 2014, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet increased to $411.0 million at June 30, 2015 from $396.6 million at June 30, 2014. At June 30, 2015, we had 72,856 units (21,301 units in retail operations in Australia, 10,263 units in national account group operations in Australia, 10,178 units in New Zealand, which are considered retail; and 31,114 units in North America) in our lease fleet, as compared to 61,597 units (20,056 units in retail operations in Australia, 10,610 units in national account group operations in Australia, 9,712 units in New Zealand, which are considered retail; and 21,219 units in North America) at June 30, 2014. At those dates, 54,730 units (17,851 units in retail operations in Australia, 6,391 units in national account group operations in Australia, 8,762 units in New Zealand, which are considered retail; and 21,726 units in North America); and 50,050 units (16,624 units in retail operations in Australia, 7,704 units in national account group operations in Australia, 8,892 units in New Zealand, which are considered retail; and 16,830 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 36,177 storage and freight containers and 5,565 portable building containers at June 30, 2015; and 35,990 storage and freight containers and 4,388 portable building containers at June 30, 2014. At those dates, units on lease were comprised of 29,178 storage and freight containers and 3,826 portable building containers; and 29,800 storage and freight containers and 3,420 portable building containers, respectively.

In North America, the lease fleet was comprised of 18,708 storage containers, 2,550 office containers (GLOs), 4,027 portable liquid storage tank containers, 4,690 mobile offices and 1,139 modular units at June 30, 2015; and 10,531 storage containers, 1,858 office containers (GLOs), 3,234 portable liquid storage tank containers, 4,591 mobile offices and 1,005 modular units at June 30, 2014. At those dates, units on lease were comprised of 13,225 storage containers, 2,062 office containers, 1,980 portable liquid storage tank containers, 3,548 mobile offices and 911 modular units; 8,150 storage containers, 1,572 office containers, 2,868 portable liquid storage tank containers, 3,462 mobile offices and 778 modular units, respectively.

Contractual Obligations and Commitments

At June 30, 2015, our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. The table below provides a summary of our contractual obligations and reflects expected payments due as of June 30, 2015 and does not reflect changes that could arise after that date.

	Total	Within 1 Year	Within 1 to 2 Years	Within 2 to 3 Years	Within 3 to 4 Years	Within 4 to 5 Years	More than 5 Years
ANZ/CBA Credit Facility	$96,492	$—	$—	$90,220	$—	$6,272	$—
Interest payment obligations under the ANZ/CBA Credit Facility (a)	12,601	5,693	5,693	814	370	31	—
Wells Fargo Credit Facility	159,134	—	—	159,134	—	—	—
Interest payment obligations under the Wells Fargo Credit Facility (b)	9,371	4,281	4,281	809	—	—	—
Wells Fargo SF Credit Facility	4,214	—	—	4,214	—	—	—
Interest payment obligations under the Wells Fargo SF Credit Facility (c)	247	113	113	21	—	—	—
Credit Suisse Term Loan	15,000	15,000	—	—	—	—	—
Interest payment obligations under the Credit Suisse Term Loan (d)	900	900	—	—	—	—	—
Senior Notes	72,000	—	—	—	—	—	72,000
Interest payment obligations under the Senior Notes (e)	35,588	5,850	5,850	5,850	5,850	5,850	6,338
Other (f)	9,893	4,242	1,425	1,530	1,621	199	876
Other interest payment obligations (g)	937	365	233	163	89	46	41
Operating leases (h)	19,909	6,621	4,487	3,377	2,240	1,687	1,497

Total	$436,286	$43,065	$22,082	$266,132	$10,170	$14,085	$80,752

(a)	Interest payment obligations under the ANZ/CBA Facility, which are subject to a variable rate, were calculated using a weighted-average rate during the fourth quarter of FY 2015 of 5.9%.

(b)	Interest payment obligations under the Wells Fargo Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2015 of 2.69%.

(c)	Borrowings under the Wells Fargo SF Credit Facility were repaid on July 1, 2015 through the Wells Fargo Credit Facility (see above). Therefore, the interest payment obligations were calculated using the same rate of 2.69% utilized for the Wells Fargo Credit Facility (see (b) above).

(d)	Interest payment obligations under the Credit Suisse Term Loan, which are subject to a variable rate, were calculated using a rate at June 30, 2015 of 7.77%.

(e)	Interest payment obligations under the Senior Notes were calculated using the stated rate of 8.125%.

(f)	Includes primarily certain holdback and other notes incurred in connection with acquisitions (see Note 4 of Notes to Consolidated Financial Statements) and equipment financing activities.

(g)	Other interest payment obligations were calculated using a weighted-average rate during the fourth quarter of FY 2015 of 4.7% (interest payments subsequent to June 30, 2021 are considered immaterial and are not calculated).
(h)	See Note 10 of Notes to Consolidated Financial Statements.

We estimate the annual distribution requirements with respect to our Series C Preferred Stock and Series B Preferred Stock outstanding at June 30, 2015 to be approximately $3.7 million. Dividends are paid when and if declared by our Board of Directors and accumulate if not paid.

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

Environmental and Safety

Our operations, and the operations of many of our customers, are subject to numerous federal and local laws and regulations governing environmental protection and transportation. These laws regulate such issues as wastewater, storm water and the management, storage and disposal of, or exposure to, hazardous substances. We are not aware of any pending environmental compliance or remediation matters that are reasonably likely to have a material adverse effect on our business, financial position or results of operations. However, the failure by us to comply with applicable environmental and other requirements could result in fines, penalties, enforcement actions, third party claims, remediation actions, and could negatively impact our reputation with customers. We have a company-wide focus on safety and have implemented a number of measures to promote workplace safety.

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

For the issuances of stock options, we follow the fair value provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. FASB ASC Topic 718 requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact net income. In particular, we use a volatility rate based on the performance of our common stock, which yields a higher rate. In addition we use a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. We operate two reportable geographic areas and the vast majority of goodwill recorded was in the acquisitions of Royal Wolf, Pac-Van, Southern Frac and Lone Star.

We assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is more likely than not less than the carrying amount, a quantitative two-step impairment test process would be applied. The first step in this quantitative process is a screen for potential impairment where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If, however, the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. If the implied fair value is less than the carrying value of the goodwill, an impairment loss would be recorded for the difference. We conducted our annual impairment analysis at each yearend. The qualitative assessment determined that it was not more likely than not that the fair values of the reporting units would be less than their respective carrying amounts at June 30, 2013 and 2014. At June 30, 2015, we determined that, among other things, the decline in oil and gas prices and related adverse effect on primarily our liquid containment tank products and services were potential indicators of impairment of goodwill recorded in the North American reporting units. Based on this qualitative analysis, we performed a step one impairment analysis as of that date, which calculated that the amount by which the excess of the estimated fair values of the North American reporting units, Pac-Van, Lone Star and Southern Frac, exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets). As a result, we concluded that goodwill was not impaired as of June 30, 2015. However, determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangible assets (those assets resulting from acquisitions) for impairment if we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If we determine that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If we determine that fair value is not likely to be less than the carrying amount, then no further testing would be required. We conducted our review at each yearend, which did not result in an impairment adjustment for FY 2013, FY 2014 or FY 2015. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which we believe are reasonable, but are uncertain and subject to changes in market conditions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges and other market-driven rates or prices. Exposure to interest rates and currency risks arises in the normal course of our business and we may use derivative financial instruments to hedge exposure to fluctuations in foreign exchange rates and interest rates. We believe we have no material market risks to our operations, financial position or liquidity as a result of derivative activities, including forward-exchange contracts. Reference is made to Notes 5 and 6 of Notes to Consolidated Financial Statements for a discussion of our senior and other debt and financial instruments.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of June 30, 2015.

Our independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of June 30, 2015, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).

3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).

3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).

3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).

4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

Exhibit No.	Exhibit Description

4.5	Form of 8.125% Senior Note due 2021 (included as Exhibit A to Exhibit 4.2 above) (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

10.1	General Finance Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.2	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.3	General Finance Corporation 2014 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 17, 2014).

10.4	Fifth Amendment to Credit and Security Agreement dated December 3, 2014 among Wells Fargo Bank, National Association, Southern Frac, the Company and GFNMC (incorporated by reference to Registrant’s Form 8-K filed December 5, 2014).

10.5	Amendment to General Finance Corporation 2014 Stock Incentive Plan Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).

10.6	Amendment No. 2 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2015)

10.7	Employment Agreement with Jody Miller dated June 1, 2015 (incorporated by reference to Registrant’s Form 8-K filed June 1, 2015).

10.8	Amendment No. 3 dated May 29, 2015 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company and OneWest Bank N.A. 2015 (incorporated by reference to Registrant’s Form 8-K filed June 1, 2015).

10.9	Amendment No. 4 dated June 30, 2015 to Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, HSBC Bank USA, NA, OneWest Bank N.A., Pac-Van, Lone Star, GFNRC, Southern Frac and GFNMC (incorporated by reference to Registrant’s Form 8-K filed July 2, 2015).

10.10	Facility Agreement dated March 31, 2014 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed April 4, 2014).

10.11	Amended and Restated Asset Purchase Agreement dated as April 4, 2014 by and among KHM Rentals, LLC, Lone Star Tank Rental L.P., the Principals listed in Exhibit A attached hereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.12	Amended and Restated Credit Agreement dated April 7, 2014 by and among Wells Fargo Bank, National Association, HSBC Bank USA, N.A., certain other lenders parties thereto, Pac-Van, Inc., and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.13	Stockholders Agreement dated April 7, 2014 by and among General Finance Corporation and the stockholders of General Finance Corporation parties thereto (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.14	Pledge Agreement dated April 7, 2014 by and among Bobby Herricks, Justin Herricks, General Finance Corporation and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.15	Non-Negotiable Promissory Note dated April 7, 2014 in the original principal amount of $5,000,000 by Lone Star Inc. held by KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.16	Continuing Guaranty dated April 7, 2014 of GFN North America Corp. in favor of KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.17	ANZ Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Trading Australia Pty Limited (“Royal Wolf Australia”), Royalwolf Trading New Zealand Limited (“Royal Wolf New Zealand”), Australia and New Zealand Banking Group Limited (“ANZ”) and ANZ Bank New Zealand Limited (“ANZ New Zealand”) (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.18	CBA Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Australia, Royal Wolf New Zealand and Commonwealth Bank of Australia (“CBA”) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

Exhibit No.	Exhibit Description

10.19	Deed Poll dated May 7, 2014 entered into among ANZ, ANZ New Zealand, CBA, Royal Wolf Australia and Royal Wolf New Zealand (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.20	Amendment No. 1 among Pac-Van, Lone Star, Wells Fargo Bank, National Association, HSBC Bank USA, NA and Capital One Business Credit Corp. (incorporated by reference to Registrant’s Form 8-K filed May 29, 2014).

10.21	Employment Agreement dated May 30, 2014 between Royal Wolf Trading Australia Pty Limited and Robert Allan (incorporated by reference to Registrant’s Form 8-K filed June 4, 2014)

10.22	Underwriting Agreement dated June 11, 2014 between Sterne, Agee & Leach, Inc., as representative of the several underwriters, and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed June 16, 2014).

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta	September 11, 2015
Name: Ronald F. Valenta
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta Ronald F. Valenta	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 11, 2015

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 11, 2015

/s/ James B. Roszak James B. Roszak	Lead Independent Director	September 11, 2015

/s/ David M. Connell David M. Connell	Director	September 11, 2015

/s/ Manuel Marrero Manuel Marrero	Director	September 11, 2015

/s/ Susan L. Harris Susan L. Harris	Director	September 11, 2015

/s/ Larry D. Tashjian Larry D. Tashjian	Director	September 11, 2015

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

We have audited the accompanying consolidated balance sheets of General Finance Corporation as of June 30 2015 and 2014 and the related consolidated statements of operations, comprehensive income/loss, equity, and cash flows for each of the years in the three-year period ended June 30, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. We also have audited General Finance Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Finance Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Finance Corporation as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sherman Oaks, California

September 11, 2015

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2014	June 30, 2015
Assets
Cash and cash equivalents	$5,846	$3,716
Trade and other receivables, net of allowance for doubtful accounts of $3,848 and $6,663 at June 30, 2014 and 2015, respectively	61,474	47,641
Inventories	27,402	36,875
Prepaid expenses and other	9,919	7,763
Property, plant and equipment, net	30,614	39,452
Lease fleet, net	396,552	410,985
Goodwill	93,166	99,344
Other intangible assets, net	43,516	41,394

Total assets	$668,489	$687,170

Liabilities
Trade payables and accrued liabilities	$53,838	$37,590
Income taxes payable	1,136	1,291
Unearned revenue and advance payments	14,480	13,958
Senior and other debt	302,877	356,733
Deferred tax liabilities	38,273	43,242

Total liabilities	410,604	452,814

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2014 and 2015	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 25,657,257 and 26,008,878 shares issued and outstanding at June 30, 2014 and 2015, respectively	3	3

Additional paid-in capital	128,030	124,288

Accumulated other comprehensive income (loss)	1,915	(12,873)

Accumulated deficit	(11,786)	(4,653)

Total General Finance Corporation stockholders’ equity	158,262	146,865

Equity of noncontrolling interests	99,623	87,491

Total equity	257,885	234,356

Total liabilities and equity	$668,489	$687,170

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2013	2014	2015
Revenues
Sales:
Lease inventories and fleet	$103,003	$116,448	$90,275
Manufactured units	19,140	19,647	13,981

	122,143	136,095	104,256
Leasing	123,400	151,010	199,569

	245,543	287,105	303,825

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	75,135	88,139	64,772
Manufactured units	17,933	14,864	10,907
Direct costs of leasing operations	46,755	55,078	76,770
Selling and general expenses	54,418	62,612	70,602
Depreciation and amortization	21,811	26,371	37,731

Operating income	29,491	40,041	43,043

Interest income	58	52	68
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $229, $(219) and $104 in 2013, 2014 and 2015, respectively)	(10,969)	(11,952)	(21,096)
Foreign currency exchange gain (loss) and other	1,028	(1,372)	(273)

	(9,883)	(13,272)	(21,301)

Income before provision for income taxes	19,608	26,769	21,742

Provision for income taxes (includes provision (benefit) from AOCI reclassifications of $96, $(95) and $42 in 2013, 2014 and 2015, respectively)	8,195	11,620	8,697

Net income	11,413	15,149	13,045

Preferred stock dividends	(153)	(3,489)	(3,658)
Noncontrolling interest	(7,715)	(7,756)	(5,912)

Net income attributable to common stockholders	$3,545	$3,904	$3,475

Net income per common share:
Basic	$0.16	$0.16	$0.13
Diluted	0.16	0.15	0.13

Weighted average shares outstanding:
Basic	22,160,101	24,631,284	25,805,679
Diluted	22,633,702	25,643,565	26,233,144

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,
	2013	2014	2015
Net income	$11,413	$15,149	$13,045

Other comprehensive income (loss):
Change in fair value, net of ineffective portion cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $229, $(219) and $104 in 2013, 2014 and 2015, respectively (which includes reclassifications of the related income tax provision (benefit) of $96, $(95) and $42 in 2013, 2014 and 2015, respectively); and net of income effect of $13, $(40) and $145 in 2013, 2014 and 2015, respectively	31	(1)	(298)

Cumulative translation adjustment	(13,373)	5,908	(28,196)

Total comprehensive income (loss)	(1,929)	21,056	(15,449)

Allocated to noncontrolling interests	(1,088)	(10,842)	7,794

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(3,017)	$10,214	$(7,655)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Share-based compensation	$—	$—	$1,738	$—	$—	$1,738	$436	$2,174
Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(3,922)	(3,922)
Purchases of subsidiary capital stock	—	—	(2,534)	—	—	(2,534)	(852)	(3,386)
Issuance of 16,002 shares of common stock at acquisition of Black Angus	—	—	156	—	—	156	—	156
Issuance of 195,879 shares of common stock on exercises of stock options	—	—	556	—	—	556	—	556
Grant of net 110,382 shares of restricted stock	—	—	—	—	—	—	—	—
Grant of 29,358 shares of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	7,133	7,133	5,912	13,045
Fair value change in derivative, net of related tax effect	—	—	—	(152)	—	(152)	(146)	(298)
Cumulative translation adjustment	—	—	—	(14,636)	—	(14,636)	(13,560)	(28,196)

Total comprehensive loss	—	—	—	—	—	(7,655)	(7,794)	(15,449)

Balance at June 30, 2015	$40,100	$3	$124,288	$(12,873)	$(4,653)	$146,865	$87,491	$234,356

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2013	2014	2015
Cash flows from operating activities:
Net income	$11,413	$15,149	$13,045
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(115)	(45)	(87)
Gain on sales of lease fleet	(5,991)	(7,200)	(5,802)
Gain on bargain purchase of businesses	(160)	—	—
Unrealized foreign exchange loss (gain)	272	(217)	512
Unrealized loss (gain) on forward exchange contracts	(820)	939	(383)
Unrealized loss (gain) on interest rate swaps and options	(149)	219	(104)
Depreciation and amortization	22,241	27,127	38,571
Amortization of deferred financing costs	751	544	1,564
Accretion of interest	(176)	721	1,508
Share-based compensation expense	1,316	1,938	2,174
Deferred income taxes	7,086	9,772	5,532
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	3,100	(16,807)	15,482
Inventories	1,889	14,228	(9,965)
Prepaid expenses and other	(2,490)	(2,923)	2,614
Trade payables, accrued liabilities and unearned revenues	(3,329)	7,491	(26,956)
Income taxes	54	612	544

Net cash provided by operating activities	34,892	51,548	38,249

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,649)	(90,695)	(34,051)
Release of restrictions on cash	1,000	—	—
Proceeds from sales of property, plant and equipment	242	247	452
Purchases of property, plant and equipment	(8,523)	(7,154)	(17,961)
Proceeds from sales of lease fleet	28,030	28,616	23,893
Purchases of lease fleet	(75,591)	(94,356)	(78,535)
Other intangible assets	(219)	(243)	(1,228)

Net cash used in investing activities	(69,710)	(163,585)	(107,430)

Cash flows from financing activities:

Net proceeds from (repayments of) equipment financing activities	(290)	(74)	577
Repayment of senior credit facility and subordinated note	(79,175)	(113,633)	—
Proceeds from senior and other debt borrowings, net	77,095	143,015	77,496
Proceeds from issuances of 8.125% senior notes	—	72,000	—
Proceeds from term loan borrowings	—	25,000	—
Deferred financing costs	(1,530)	(4,284)	(243)
Proceeds from issuances of common stock	8,162	8	556
Purchases of subsidiary capital stock	(418)	(974)	(3,386)
Dividends on capital stock by subsidiary	(4,678)	(4,660)	(3,922)
Redemption of cumulative preferred stock	(1,295)	—	—
Proceeds from issuance of redeemable perpetual preferred stock, net of offering expenses	37,500	—	—
Preferred stock dividends	(153)	(3,489)	(3,658)

Net cash provided by financing activities	35,218	112,909	67,420

Net increase (decrease) in cash	400	872	(1,761)

Cash and equivalents at beginning of period	7,085	6,278	5,846

The effect of foreign currency translation on cash	(1,207)	(1,304)	(369)

Cash and equivalents at end of period	$6,278	$5,846	$3,716

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$10,657	$10,284	$17,416
Income taxes	1,130	1,491	2,322

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

On July 1, 2014, the Company issued common stock of $156 as part of the consideration for a business acquisition.

The Company included holdback amounts (not including the seller holdback notes discussed above) totaling $936, $1,126 and $3,152 as part of the consideration for business acquisitions during the year ended June 30, 2013, 2014 and 2015, respectively.

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

On May 31, 2011, the Company completed an initial public offering (“IPO”) in Australia of a noncontrolling interest in RWH. A total of 50,000,000 shares of capital stock were issued to the Australian market and an additional 188,526 shares were issued to the non-employee members of the RWH Board of Directors, the RWH chief executive officer and the RWH chief financial officer. At the IPO date and through June 30, 2015, GFN U.S. owned a direct (and the Company an indirect) majority interest of over 50% of Royal Wolf.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Unless otherwise indicated, references to “FY 2013,” FY 2014 and “FY 2015” are to the fiscal years ended June 30, 2013, 2014 and 2015, respectively.

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

	June 30,
	2014	2015
Finished goods	$24,157	$30,428
Work in-process	2,011	3,678
Raw materials	1,234	2,769

	$27,402	$36,875

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2014	2015
Land	—	$2,423	$9,656
Building and improvements	10 — 40 years	4,608	6,580
Transportation and plant equipment (including capital lease assets)	3 — 20 years	34,934	37,362
Furniture, fixtures and office equipment	3 — 10 years	7,286	8,613
Construction in-process		134	4

		49,385	62,215
Less accumulated depreciation and amortization		(18,771)	(22,763)

		$30,614	$39,452

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2014 and 2015, the gross costs of the lease fleet were $453,362,000 and $478,416,000, respectively.

Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2014 and 2015.

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

The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for the Company’s overall business; (3) significant changes during the period in the Company’s market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If the Company did determine that fair value is more likely than not less than the carrying amount, a quantitative two-step impairment test process would be applied. The first step in this quantitative process is a screen for potential impairment where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If, however, the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. If the implied fair value is less than the carrying value of the goodwill, an impairment loss would be recorded for the difference.

The Company conducted its annual impairment analysis at each yearend. The qualitative assessment determined that it was not more likely than not that the fair values of the reporting units would be less than their respective carrying amounts at June 30, 2013 and 2014. At June 30, 2015, the Company determined that, among other things, the decline in oil and gas prices and related adverse effect on primarily its liquid containment tank products and services were potential indicators of impairment of goodwill recorded in the North American reporting units. Based on this qualitative analysis, the Company performed a step one impairment analysis as of that date, which calculated that the amount by which the excess of the estimated fair values of the North American reporting units, Pac-Van, Lone Star and Southern Frac, exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets). As a result, the Company concluded that goodwill was not impaired as of June 30, 2015. However, determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the balance of goodwill was as follows (in thousands):

	June 30,
	2014	2015
Beginning of year	$68,692	$93,166
Additions to goodwill	23,608	12,008
Other adjustments, primarily foreign translation effect	866	(5,830)
Impairment of goodwill	—	—

End of year	$93,166	$99,344

Goodwill recorded from acquisitions of businesses under asset purchase agreements is deductible for U.S. federal income tax purposes over 15 years, even though goodwill is not amortized for financial reporting purposes.

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

Intangible assets consist of the following (in thousands):

	June 30,
	2014	2015
Trademark and trade name	$5,427	$5,875
Customer base and lists	50,735	49,141
Non-compete agreements	13,611	13,902
Deferred financing costs	7,080	7,305
Other	1,951	2,839

	78,804	79,062
Less accumulated amortization	(35,288)	(37,668)

	$43,516	$41,394

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. The Company conducted its review at each yearend, which did not result in an impairment adjustment for FY 2013, FY 2014 or FY 2015. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which the Company believes are reasonable, but are uncertain and subject to changes in market conditions.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2015 is as follows (in thousands):

Year Ending June 30,
2016	$9,825
2017	7,778
2018	4,743
2019	4,198
2020	2,962
Thereafter	6,013

$35,519

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2013, FY 2014 and FY 2015 were $1,582,000, $1,638,000 and $1,644,000, respectively.

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

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2014 and 2015, prepaid advertising costs were approximately $35,000 and $29,000, respectively. Advertising costs expensed were approximately $3,646,000, $3,164,000 and $3,448,000 for FY 2013, FY 2014 and FY 2015, respectively.

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $502,000, $1,244,000 and $928,000 in FY 2013, FY 2014 and FY 2015, respectively. Freight charges billed to customers are recorded as revenue and included in sales.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2011 are subject to examination by the U.S. Internal Revenue Service (“IRS”); and, for U.S. state tax purposes, with few exceptions and depending on the state, periods subsequent to June 30, 2010 or June 30, 2011 are subject to examination by the respective state’s taxation authorities. Periods subsequent to June 30, 2011, June 30, 2010 and June 30, 2007 are subject to examination by the respective taxation authorities in Canada, Australia and New Zealand, respectively. Tax records are required to be kept for five years and seven years in Australia and New Zealand, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities (common stock equivalents) the Company had outstanding were stock options. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	FY 2013	FY 2014	FY 2015
Basic	22,160,101	24,631,284	25,805,679
Assumed exercise of stock options	473,601	1,012,281	427,465

Diluted	22,633,702	25,643,565	26,233,144

Potential common stock equivalents totaling 1,696,997, 1,140,539 and 1,682,726 for FY 2013, FY 2014 and FY 2015, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, and the Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330). The amendments in this update simplifies the measurement of inventory, not on a last-in, first-out (LIFO) or retail basis, at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This update is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017, and the Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Equity Transactions

Rights Offering

On June 25, 2010, the Company completed a rights offering to stockholders of record as of May 14, 2010. The offering entitled holders of the rights to purchase units at $1.50 per unit, with each unit consisting of one share of GFN common stock and a three-year warrant to purchase 0.5 additional shares of GFN common stock at an exercise price of $4.00 per share. By the expiration date of June 25, 2013, the Company had received total net proceeds of $8,154,000 during FY 2013 from exercises of these warrants that resulted in the issuance of 2,038,626 shares of GFN common stock. Of these net proceeds, $8,000,000 was used to reduce indebtedness at Pac-Van under its senior credit facility (see Note 5).

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series A and B Preferred Stock

The Company conducted private placements of Series A 12.5% Cumulative Preferred Stock, par value $0.0001 per share and liquidation preference of $50 per share (“Series A Preferred Stock”); and 8.00 % Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. In connection with a public offering of a new series of preferred stock, the Company redeemed the Series A Preferred Stock (see below) and, at June 30, 2014 and June 30, 2015, the Company had outstanding 100 shares of Series B Preferred Stock in Equity totaling $100,000.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

As of June 30, 2015, since issuance, dividends paid or payable totaled $69,000 for the Series B Preferred Stock.

As of June 30, 2015, since issuance, dividends paid totaled $7,130,000 for the Series C Preferred Stock.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 10, 2013, the Company, through Royal Wolf, purchased the businesses of Intermodal Solutions Pty Ltd, Kookaburra Containers Pty Ltd, Kookaburra Containers WA Pty Ltd, Kookaburra Containers Victoria Pty Ltd, Pack and Secure Pty Ltd and Intermodal Solutions Holdings Pty Ltd, (collectively “Intermodal Kookaburra”) for approximately $5,231,000 (AUS$5,680,000), which included a holdback amount of $368,000 (AUS$400,000). Intermodal Kookaburra, among other things, leases and sells freight and storage containers in the Asia-Pacific area.

On October 31, 2013, the Company, through Royal Wolf, purchased the business of DBCS Containers Limited (“DBCS”) for approximately $333,000 (AUS$351,000), which included a holdback amount of $33,000 (AUS$35,000). DBCS leases and sells containers and is located in Auckland, New Zealand.

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

The allocations for the acquisitions in FY 2014 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Intermodal Kookaburra September 10, 2013	Pinnacle Rental November 7, 2013	Lone Star April 7, 2014	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$14,968	$164	$15,132
Inventories	496	50	6,035	1,046	7,627
Prepaid expenses and other	—	—	122	6	128
Property, plant and equipment	50	—	7,291	390	7,731
Lease fleet	3,479	5,271	33,338	2,213	44,301
Accounts payables and accrued liabilities	(76)	—	(3,609)	(41)	(3,726)
Unearned revenue and advance payments	(35)	(99)	—	(133)	(267)
Senior and other debt	—	—	(1,238)	—	(1,238)
Deferred tax liabilities	—	—	—	(974)	(974)

Total net tangible assets acquired and liabilities assumed	3,914	5,222	56,907	2,671	68,714
Fair value of intangible assets acquired:
Non-compete agreement	385	231	5,000	207	5,823
Customer lists/relationships	83	184	17,900	427	18,594
Trade name	—	—	2,500	—	2,500
Goodwill	849	542	20,111	2,106	23,608

Total intangible assets acquired	1,317	957	45,511	2,740	50,525

Total purchase consideration	$5,231	$6,179	$102,418	$5,411	$119,239

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated statements of operations reflect the operating results of the Company following the date of acquisition of Lone Star and do not reflect the operating results of Lone Star prior to the acquisition date. The following unaudited pro forma information for FY 2013 and FY 2014 assumes the acquisition of Lone Star occurred at the beginning of the periods presented (in thousands, except per share data):

	FY 2013	FY 2014
	(Unaudited)
Revenues	$279,580	$325,821
Net income	15,959	19,494
Net income attributable to common stockholders	8,091	8,249

Pro forma net income per common share:
Basic	$0.35	$0.32
Diluted	0.34	0.31

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

FY 2015 Acquisitions

On July 1, 2014, the Company, through Pac-Van, purchased the business of Black Angus Steel & Supply Co. and Bulkhead Express, LLC (“Black Angus”) for $4,861,000, which included the issuance of 16,002 shares of GFN common stock and a holdback amount of $1,468,000. Black Angus leases and sells containers from two locations in Texas.

On October 20, 2014, the Company, through Pac-Van, purchased the business of LongVANS, Inc. (“LongVANS”) for $13,769,000, which included a holdback amount of $577,000. LongVANS designs, manufactures, leases and sells portable storage containers, portable security containers and modular office trailers from two locations in Wisconsin.

On November 14, 2014, the Company, through Pac-Van, purchased the business of A-One Storage, LLC (“A-One”) for $8,308,000, which included a holdback amount of $779,000. A-One leases and sells storage containers, ground level offices (office containers), storage trailers and wheeled office trailers in Columbus, Ohio.

On December 1, 2014, the Company, through Royal Wolf, purchased the business of YS Container Services (“YS Container”) for approximately $1,560,000 (AUS$1,833,000), which included a holdback amount of $147,000 (AUS$172,000). YS Container primarily leases and sells containers in Christchurch, New Zealand.

On January 9, 2015, the Company, through Pac-Van, purchased the business of Bristlecone Ventures, LLC, doing business as “Falcon Containers” (“Falcon Containers”), for $7,090,000. Falcon Containers primarily leases and sells portable storage and office containers from its two locations in Austin and San Antonio, Texas.

On February 20, 2015, the Company, through Pac-Van, purchased the business of AB-TK Leasing, Inc., doing business as “Chet-Jac Trailer Sales” (“Chet-Jac”), for approximately $1,039,000, which included a holdback amount of $100,000. Chet-Jac primarily leases and sells portable storage containers and storage trailers from Holts Summit, Missouri.

On March 20, 2015, the Company, through Pac-Van, purchased the business of Budget Mobile Storage, LLC (“Budget Mobile Storage”), for $940,000, which included a holdback amount of $71,000. Budget Mobile Storage primarily leases and sells primarily portable storage containers in Des Moines, Iowa, Wichita, Kansas and the Quad Cities area surrounding Milan, Illinois.

On June 10, 2015, the Company, through Royal Wolf, purchased the business of Ivan’s Container Hire (“Ivan’s Container”) for approximately $165,000 (AUS$217,000), which included a holdback amount of $10,000 (AUS$13,000). Ivan’s Container primarily leases and sells containers in Toowoomba, Queensland.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocations for the acquisitions in FY 2015 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	Black Angus July 1, 2014	LongVANS October 20, 1014	A-One November 14, 2014	Falcon Containers January 9, 2015	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Cash	$—	$—	$—	$373	$—	$373
Trade and other receivables	139	631	—	256		1,026
Inventories	—	22	—	—	288	310
Prepaid expenses and other	—	44	—	—	16	60
Property, plant and equipment	249	609	302	255	89	1,504
Lease fleet	2,020	6,228	4,803	3,300	2,102	18,453
Accounts payables and accrued liabilities	—	(340)	—	(224)	(32)	(596)
Unearned revenue and advance payments	(84)	(626)	(299)	(204)	(53)	(1,266)
Deferred tax liabilities	—	—	—	(853)	—	(853)

Total net tangible assets acquired and liabilities assumed	2,324	6,568	4,806	2,903	2,410	19,011
Fair value of intangible assets acquired:
Non-compete agreement	261	728	160	406	260	1,815
Customer lists/relationships	851	1,400	972	633	589	4,445
Trade name	—	453	—	—	—	453
Goodwill	1,425	4,620	2,370	3,148	445	12,008

Total intangible assets acquired	2,537	7,201	3,502	4,187	1,294	18,721

Total purchase consideration	$4,861	$13,769	$8,308	$7,090	$3,704	$37,732

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Southern Frac acquisition in FY 2013 is deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2013 is not as it relates to non-domestic acquisitions. In FY 2014, the goodwill recognized in the Harper’s Hot Shot, Canadian Storage, Intermodal Kookaburra and DBCS acquisitions is not deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2014 is deductible. In FY 2015, the goodwill recognized in the Black Angus, LongVANS, A-One, Chet-Jac and Budget Mobile Storage acquisitions is deductible for U.S. income tax purposes, but the goodwill recognized in the Falcon Containers, YS Container and Ivan’s Container acquisitions is not.

The Company incurred approximately $1,024,000 during FY 2013, $1,175,000 during FY 2014 and $279,000 during FY 2015 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Effective May 8, 2014, Royal Wolf refinanced the Australia and New Zealand Banking Group Limited (“ANZ”) senior credit facility, which was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries to, among other things, increase the maximum borrowing capacity to $134,015,000 (AUS$175,000,000), add Commonwealth Bank of Australia (“CBA”)as a lender through a common terms deed arrangement with ANZ and generally improve the financial covenants (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,409,000 (AUS$105,000,000) and CBA’s proportionate share is $53,606,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $95,725,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,290,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 2.10% per annum on the Facility A and 1.35% - 2.40% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At June 30, 2015, the 30-day and 90-day BBSY and BKBM was 2.09% and 2.20% and 3.38% and 3.31%, respectively.

The ANZ/CBA Credit Facility also includes a $2,297,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.5 times EBITDA, as defined, through June 30, 2016, and 3.25 times EBITDA thereafter.

At June 30, 2015, total borrowings and availability under the ANZ/CBA Credit Facility totaled $96,492,000 (AUS$126,002,000) and $26,225,000 (AUS$34,245,000), respectively. Of the total borrowings, $90,220,000 (AUS$117,812,000) is drawn under Facility A and $6,272,000 (AUS$8,190,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.7658 U.S. dollar at June 30, 2015.

North America Leasing Senior Credit Facility

Pac-Van had an $85,000,000 senior secured revolving credit facility with a syndicate led by PNC Bank, National Association (“PNC”) that included Wells Fargo and Union Bank, N.A. (the “PNC Credit Facility”). The PNC Credit Facility was scheduled to mature on January 16, 2013, but on September 7, 2012 Pac-Van entered into a new $120,000,000, five-year senior secured revolving credit facility with a syndicate led by Wells Fargo, that also included HSBC Bank USA, NA (“HSBC”), and the Private Bank and Trust Company (the “Wells Fargo Credit Facility”). Effective February 7, 2014, Pac-Van amended the Wells Fargo Credit Facility to, among other things, increase the maximum borrowing capacity from $120,000,000 to $200,000,000 and add two new lenders (Capital One Business Credit Corp. and OneWest Bank N.A.) to the syndicate. Further, on April 7, 2014, in conjunction with the acquisition of Lone Star (see Note 4), and on May 23, 2014, the Wells Fargo Credit Facility was amended and restated to, among other things, include Lone Star as a co-borrower and to allow for the funding of the interest requirements of the public offering of unsecured senior notes (see below). The Wells Fargo Credit Facility effectively not only finances the Company’s North American leasing operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse AG, Singapore Branch (see below) and the public offering of unsecured senior notes.

On January 6, 2015 and June 30, 2015, the Wells Fargo Credit Facility was amended and restated to, among other things, increase the maximum borrowing capacity from $200,000,000 to $232,000,000, add a $20,000,000 real estate sub-facility, add GFNRC and Southern Frac as borrowers, and allow the borrowers to acquire real estate as collateral. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $252,000,000. The Wells Fargo Credit Facility matures on September 7, 2017. In addition, as discussed below, in connection with the June 30, 2015 amendment and restatement, the senior facility for Southern Frac (the “Wells Fargo SF Credit Facility”) was terminated and all borrowings outstanding were repaid in full on July 1, 2015.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities, including a change in control, as defined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2015, borrowings and availability under the Wells Fargo Credit Facility totaled $159,134,000 and $41,289,000, respectively.

North America Manufacturing Senior Credit Facility

The Wells Fargo SF Credit Facility provided (i) a senior secured revolving line of credit under which Southern Frac could have borrowed, subject to the terms of a borrowing base, as defined, up to $12,000,000 with a three-year maturity; and (ii) a combined $860,000 equipment and capital expenditure term loan (the “Restated Equipment Term Loan”), which was to fully amortize over 48 months commencing July 1, 2013. A $1,500,000 term loan (the “Term Loan B”), which amortized over 18 months commencing on May 1, 2013, was repaid in full in October 2014. The Wells Fargo SF Credit Facility contained, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including events of default relating to a change of control of GFN, GFNMC and Southern Frac. Borrowings under the Wells Fargo SF Credit Facility accrued interest based on the three-month LIBOR, plus a margin equal to 3.5% for the revolving line of credit, and 4.0% for the Restated Equipment Term Loan.

In connection with the June 30, 2015 amendment and restatement of the Wells Fargo Credit Facility discussed above, the Wells Fargo SF Credit Facility was terminated and all borrowings outstanding (which totaled $4,214,000 at June 30, 2015) were repaid in full on July 1, 2015, and all guaranties granted in connection therewith were terminated and released.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other

Other debt totaled $9,893,000 at June 30, 2015.

As of June 30, 2015, the Company was in compliance with the financial covenants under all its credit facilities.

The weighted-average interest rate in the Asia-Pacific area was 6.1%, 5.7% and 5.4% in FY 2013, FY 2014 and FY 2015, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.8%, 4.1% and 5.2% in FY 2013, FY 2014 and FY 2015, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Senior and other debt consisted of the following at June 30, 2014 and 2015 (in thousands):

	June 30,
	2014	2015
ANZ/CBA Credit Facility	$111,270	$96,492
Wells Fargo Credit Facility	81,483	159,134
Wells Fargo SF Credit Facility	925	4,214
Credit Suisse Term Loan	25,000	15,000
Senior Notes	72,000	72,000
Other	12,199	9,893

	$302,877	$356,733

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2015 were as follows (in thousands):

Year Ending June 30,
2016	$18,242
2017	1,425
2018	256,098
2019	1,621
2020	6,471
Thereafter	72,876

$356,733

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2014	June 30, 2015
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,535	$1,429
Forward-Exchange Contracts	Trade payables and accrued liabilities	230	—
Forward-Exchange Contracts	Trade and other receivables	—	120

Type of Derivative Contract	Statement of Operations Classification	FY 2013	FY 2014	FY 2015
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$149	$(219)	$104
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	820	(939)	383

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2013 and FY 2014 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2013, FY 2014 and FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain (loss) of $229,000, $(219,000) and $104,000, respectively.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2014 and June 30, 2015, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2014		June 30, 2015
	Swap	Option (Cap)	Swap	Option
Notional amounts	$47,195	$—	$38,290	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.72%	—	2.09%	—
Fair Value of Combined Contracts	$(1,535)	$—	$(1,429)	$—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2014, there were 58 open forward exchange and two participating forward contracts that mature between July 2014 and April 2015; and as of June 30, 2015, there were 27 open forward exchange contracts that mature between July 2015 and December 2015, as follows (dollars in thousands):

	June 30, 2014		June 30, 2015
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$14,405	$—	$9,540	$—
Exchange/Strike Rates (AUD to USD)	0.8774 – 0.93357	—	0.7506 – 1.0286	—
Fair Value of Combined Contracts	$(230)	$—	$120	$—

In FY 2013, FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $(272,000) and $229,000, $217,000 and $(628,000) and $(512,000) and $(180,000) respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2014 and 2015 was determined to be approximately $291,781,000 and $345,534,000, respectively. The Company also determined that the fair value of its other debt of $12,199,000 and $9,893,000 at June 30, 2014 and 2015, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% of consolidated revenues or trade receivables during and at the periods presented. However, in North America a significant portion of the Company’s business activity are with companies in the construction and energy (oil and gas and mining) industries. Revenues from the construction industry totaled $24,953,000 during FY 2013. Revenues and receivables from the construction industry totaled $28,726,000 and $5,544,000 during FY 2014 and at June 30, 2014, respectively; and $34,077,000 and $5,415,000, during FY 2015 and at June 30, 2015, respectively. In our North American leasing operations, revenues of $23,924,000 and $61,537,000 and receivables of $21,269,000 and $14,375,000 during FY 2014 and FY 2015 at June 30, 2014 and 2015, respectively, were from the energy industry. In addition, substantially all of the Company’s North American manufacturing revenues at Southern Frac during FY 2013, FY 2014 and FY 2015 were from the energy industry and receivables at June 30, 2014 and 2015 were $2,617,000 and $3,178,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to its leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $945,000 and $1,090,000, $2,994,000 and $1,464,000 and $4,434,000 and $1,348,000 for FY 2013, FY 2014 and FY 2015, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2013, FY 2014 and FY 2015 was $(118,000), $43,000 and $(271,000), respectively.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	FY 2013	FY 2014	FY 2015
North America	$(2,270)	$6,609	$6,234
Asia-Pacific	21,878	20,160	15,508

	$19,608	$26,769	$21,742

The provision for income taxes consisted of the following (in thousands):

	FY 2013	FY 2014	FY 2015
Current:
U.S. Federal	$—	$—	$—
State	—	—	—
Foreign	496	1,427	4,582

	496	1,427	4,582

Deferred:
U.S. Federal	3,322	4,431	4,152
State	391	506	474
Foreign	3,986	5,256	(511)

	7,699	10,193	4,115

	$8,195	$11,620	$8,697

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2014	2015
Deferred tax assets:
Net operating loss and tax credit carryforwards	$7,292	$15,837
Accrued compensation and other benefits	2,151	2,355
Allowance for doubtful accounts	1,038	1,563

Total deferred tax assets	10,481	19,755

Net deferred tax assets	10,481	19,755

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(44,894)	(61,844)
Deferred revenue and expenses	(3,860)	(1,153)

Total deferred tax liabilities	(48,754)	(62,997)

Net deferred tax liabilities	$(38,273)	$(43,242)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2015, the Company had a U.S. federal net operating loss carryforward of $60,100,000, which expires if unused during fiscal years 2019 – 2035, and state net operating loss carryforwards of $20,100,000, which will begin expiring in fiscal year 2019. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, the available deduction of the net operating loss carryforward of $23,500,000 is generally limited to approximately $2,400,000 on a yearly basis.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2014 and 2015.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	FY 2013	FY 2014	FY 2015
Federal statutory rate	34.0%	35.0%	35.0%
Adjustments to federal statutory rate in current year (a)	—	2.2	—
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	7.8	6.2	5.0

Effective tax rate	41.8%	43.4%	40.0%

(a)	Represents an adjustment of $594,000 in FY 2014 to deferred taxes prior to July 1, 2013.

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $110,000 in each of FY 2013, FY 2014 and FY 2015.

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

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $64,000 and $33,000 during FY 2013 and FY 2014, respectively. There were no revenues from affiliates in FY 2015. Equipment and other services purchased by Pac-Van from these affiliated entities totaled $3,000 in FY 2013. There were no such purchases in FY 2014 and FY 2015.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $116,000 during FY 2013 and $118,000 during both FY 2014 and FY 2015.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At June 30, 2015, 1,328,870 shares remain available for grant.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2015 (the “June 2015 Grant”), ”), the Company granted time-based options to 22 key employees of GFN, Pac-Van, Lone Star and Southern Frac to purchase 240,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.45 per share. The options under the June 2015 Grant vest over 36 months from the date of grant.

In FY 2015, the weighted-average fair value of the stock options granted to officers and key employees was $4.02, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.65% - 2.10%, an expected life of 7.5 years, an expected volatility of 70.2% - 71.1% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2015, the weighted-average fair value of the stock options granted to non-employee consultants not fully vested was $4.45, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.91% - 2.06%, an expected life of 6.95 – 7.95 years, an expected volatility of 71.1% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2013, FY 2014 and FY 2015 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2012	1,843,664	$4.96
Granted	348,500	4.56
Exercised	(6,666)	1.22
Forfeited or expired	(14,900)	1.06

Outstanding at June 30, 2013	2,170,598	$4.93	6.8

Vested and expected to vest at June 30, 2013	2,170,598	$4.93	6.8

Exercisable at June 30, 2013	916,924	$7.18	4.6

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,170,598	$4.93
Granted	45,000	9.25
Exercised	(6,668)	1.22
Forfeited or expired	(56,110)	5.10

Outstanding at June 30, 2014	2,152,820	$5.03	5.6

Vested and expected to vest at June 30, 2014	2,152,820	$5.03	5.6

Exercisable at June 30, 2014	1,091,694	$6.76	4.2

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	2,152,820	$5.03
Granted	273,000	5.79
Exercised	(195,879)	2.84
Forfeited or expired	(119,750)	4.61

Outstanding at June 30, 2015	2,110,191	$5.35	5.4

Vested and expected to vest at June 30, 2015	2,110,191	$5.35	5.4

Exercisable at June 30, 2015	1,443,443	$5.59	3.9

At June 30, 2015, outstanding time-based options and performance-based options totaled 1,324,981 and 785,210, respectively. Also at that date, the Company’s market price for its common stock was $5.22 per share, which was below the exercise prices of over 50% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $2,231,400. Share-based compensation of $5,833,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2015. At that date, there remains $1,634,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.59 years.

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

On June 15, 2015, the Company granted a total of 90,000 non-vested equity shares to three officers of GFN at a value equal to the closing market price of the Company’s common stock as of that date, or $5.45 per share, which vest one year from the date of grant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2012	—	$—
Granted	115,000	4.43
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2013	115,000	4.43
Granted	90,320	8.52
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2014	205,320	6.23
Granted	117,370	6.10
Vested	(21,719)	6.22
Forfeited	(6,988)	6.15

Nonvested at June 30, 2015	293,983	$6.18

Share-based compensation of $848,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2015. At that date, there remains $1,105,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.49 years – 1.50 years for the non-vested equity shares.

On June 15, 2015, the Company granted a total of 29,358 equity shares to an officer of GFN at a value equal to the closing market price of the Company’s common stock as of that date, or $5.45 per share. The fair value of this equity share grant of $160,000 has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

As of June 30, 2015, Royal Wolf has granted, net of forfeitures, 1,812,112 performance rights to key management personnel under the LTI Plan, which includes a special incentive grant of 106,112 performance rights to the RWH chief executive officer that generally will vest ratably each year over the three years commencing on July 1, 2016. Also, as of June 30, 2015, 375,000 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2013, FY 2014 and FY 2015, share-based compensation of $488,000, $840,000 and $858,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases primarily facilities and office equipment under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases.

Non-cancellable operating lease rentals at June 30, 2015 are payable as follows (in thousands):

Year Ending June 30,
2016	$6,621
2017	4,487
2018	3,377
2019	2,240
2020	1,687
Thereafter	1,497

$19,909

Rental expense on non-cancellable operating leases was $8,802,000, $9,989,000 and $9,559,000 in FY 2013, FY 2014 and FY 2015, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2015 are as follows (in thousands):

Year Ending June 30,
2016	$16,333
2017	6,324
2018	2,233
2019	1,158
2020	628
Thereafter	4

$26,680

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2014	2015
Trade payables	$23,344	$18,979
Checks written in excess of bank balance	1,548	—
Payroll and related	9,670	7,498
Taxes, other than income	1,772	2,083
Fair value of interest swap and option and forward currency exchange contacts	1,003	1,429
Accrued interest	1,765	1,769
Deferred consideration	11,303	3,203
Other accruals	3,433	2,629

	$53,838	$37,590

Note 12. Segment Reporting

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

The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	FY 2015
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$35,283	$25	$35,308	$34,307	$(20,326)	$49,289	$54,967	$104,256
Leasing	80,796	50,138	130,934	—	(88)	130,846	68,723	199,569

	$116,079	$50,163	$166,242	$34,307	$(20,414)	$180,135	$123,690	$303,825

Share-based compensation	$303	$11	$314	$114	$884	$1,312	$862	$2,174

Depreciation and amortization	$11,306	$11,345	$22,651	$1,076	$(678)	$23,049	$15,522	$38,571

Operating income	$18,425	$8,233	$26,658	$4,200	$(9,202)	$21,656	$21,387	$43,043

Interest income	$—	$—	$—	$—	$—	$—	$68	$68
Interest expense	$4,106	$2,448	$6,554	$311	$8,325	$15,190	$5,906	$21,096
Additions to long-lived assets	$44,720	$18,233	$62,953	$378	$(5,311)	$58,020	$38,476	$96,496

	At June 30, 2015
Long-lived assets	$222,445	$65,099	$287,544	$3,944	$(11,624)	$279,864	$170,573	$450,437

Goodwill	$48,484	$20,782	$69,266	$2,681	$—	$71,947	$27,397	$99,344

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FY 2014
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

	FY 2013
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

Intersegment net revenues related to the sales of portable liquid storage containers from Southern Frac to the North American leasing operations totaled $12,529,000, $28,640,000 and $20,326,000 during FY 2013, FY 2014 and FY 2015, respectively, and intrasegment net revenues related to the sales of portable liquid storage containers from Pac-Van to Lone Star totaled $2,779,000 during the fourth quarter of FY 2014.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Subsequent Events

On July 17, 2015, the Board of Directors of the Company declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2015 through July 30, 2015, and is payable on July 31, 2015 to holders of record as of July 30, 2015.

On August 28, 2015, the Company, through Pac-Van, purchased the business of Mobile Storage Solutions of Mo., LLC (“MSS”) for approximately $1,567,000, which included a holdback amount of $150,000. MSS leases and sells storage and office containers and storage trailers in Springfield, Missouri.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2014	2015
	(in thousands)
Cash and cash equivalents	$102	$314
Property and equipment, net	3	1
Other assets	4,341	5,485
Investment and intercompany accounts	253,648	230,164

Total Assets	$258,094	$235,964

Accounts payable, accrued and other liabilities	$1,641	$2,099
Senior and other debt	97,000	87,000
Other deferred credits	1,191	—
General Finance Corporation stockholders’ equity	158,262	146,865

Total Liabilities and Stockholders’ Equity	$258,094	$235,964

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2013	2014	2015
	(in thousands)
General and administrative expenses	$4,726	$5,605	$5,362

Equity in earnings of subsidiaries	3,216	3,184	(264)
Intercompany income	6,070	9,824	16,791
Interest expense	(398)	(809)	(8,325)
Other income, net	2	—	—

	8,890	12,199	8,202

Income before income taxes	4,164	6,594	2,840
Income tax provision (benefit)	466	(799)	(4,293)

Net income attributable to stockholders	3,698	7,393	7,133
Preferred stock dividends	153	3,489	3,658

Net income attributable to common stockholders	$3,545	$3,904	$3,475

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2014	2015
	(in thousands)
Cash flows from operating activities:
Net income attributable to stockholders	$3,698	$7,393	$7,133
Equity in earnings of subsidiaries	(3,216)	(3,184)	264
Depreciation and amortization	41	33	783
Share-based compensation expense	447	686	884
Deferred income taxes	466	(799)	(4,293)
Changes in operating assets and liabilities	(11)	108	1,636

Net cash provided by operating activities	1,425	4,237	6,407

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,647)	—	—
Purchases of property and equipment	(3)	—	—

Net cash used in investing activities	(4,650)	—	—

Cash flows from financing activities:
Repayment of senior subordinated note	(15,000)	—	—
Repayments of senior and other debt borrowings	(36)	(37)	(10,000)
Proceeds from issuances of senior notes	—	72,000	—
Proceeds from term loan borrowings	—	25,000	—
Deferred financing costs	—	(3,605)	—
Proceeds from issuances of common stock	8,162	8	556
Net proceeds from issuance of redeemable perpetual preferred stock offering	37,500	—	—
Redemption of cumulative preferred stock	(1,295)	—	—
Preferred stock dividends	(153)	(3,489)	(3,658)
Intercompany transfers	(29,239)	(97,164)	6,907

Net cash used in financing activities	(61)	(7,287)	(6,195)

Net increase (decrease) in cash	(3,286)	(3,050)	212

Cash at beginning of period	6,438	3,152	102

Cash at end of period	$3,152	$102	$314

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350