Form 10-Q
period 2015-09-30
General Finance CORP
filed 2015-11-09
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

                             (Do not check if a smaller

                             reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes     ☐                 No     ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,008,878 shares outstanding as of November 6, 2015.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	September 30, 2015

Assets
Cash and cash equivalents	$3,716	$8,717
Trade and other receivables, net of allowance for doubtful accounts of $6,663 and $7,036 at June 30, 2015 and September 30, 2015	47,641	44,514
Inventories	36,875	43,963
Prepaid expenses and other	7,763	10,136
Property, plant and equipment, net	39,452	37,609
Lease fleet, net	410,985	401,234
Goodwill	99,344	96,975
Other intangible assets, net	41,394	38,982

Total assets	$687,170	$682,130

Liabilities
Trade payables and accrued liabilities	$37,590	$47,827
Income taxes payable	1,291	784
Unearned revenue and advance payments	13,958	19,422
Senior and other debt	356,733	350,942
Deferred tax liabilities	43,242	42,169

Total liabilities	452,814	461,144

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2015 and September 30, 2015	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,008,878 shares issued and outstanding at June 30, 2015 and September 30, 2015	3	3

Additional paid-in capital	124,288	123,924

Accumulated other comprehensive loss	(12,873)	(18,454)

Accumulated deficit	(4,653)	(5,751)

Total General Finance Corporation stockholders’ equity	146,865	139,822

Equity of noncontrolling interests	87,491	81,164

Total equity	234,356	220,986

Total liabilities and equity	$687,170	$682,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2014	2015

Revenues
Sales:
Lease inventories and fleet	$22,793	$20,321
Manufactured units	1,975	2,137

	24,768	22,458
Leasing	55,674	41,328

	80,442	63,786

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	16,491	14,545
Manufactured units	1,091	2,824
Direct costs of leasing operations	19,141	16,575
Selling and general expenses	18,974	16,764
Depreciation and amortization	9,277	9,079

Operating income	15,468	3,999

Interest income	14	17
Interest expense (includes ineffective portion of cash flow hedge reclassification from AOCI of an unrealized loss of $(6) in the quarter ended September 30, 2014)	(5,326)	(5,015)
Foreign currency exchange gain (loss) and other	512	108

	(4,800)	(4,890)

Income (loss) before provision for income taxes	10,668	(891)

Provision (benefit) for income taxes (includes benefit from AOCI reclassification of $(2) in the quarter ended September 30, 2014)	4,267	(356)

Net income (loss)	6,401	(535)

Preferred stock dividends	(922)	(922)
Noncontrolling interest	(1,761)	(563)

Net income (loss) attributable to common stockholders	$3,718	$(2,020)

Net income (loss) per common share:
Basic	$0.14	$(0.08)
Diluted	0.14	(0.08)

Weighted average shares outstanding:
Basic	25,677,389	26,008,878
Diluted	26,592,963	26,008,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2014	2015

Net income (loss)	$6,401	$(535)

Other comprehensive income (loss):

Change in fair value change, net of ineffective cash flow hedge reclassification to the statement of operations of an unrealized loss of $(6) in the quarter ended September 30, 2014 (which includes reclassification of the related income tax benefit of $(2) in the quarter ended September 30, 2014); and net of income tax effect of $54 and $24 in the quarter ended September 30, 2014 and 2015, respectively	(127)	30

Cumulative translation adjustment	(11,606)	(10,620)

Total comprehensive loss	(5,332)	(11,125)

Allocated to noncontrolling interests	4,089	4,446

Comprehensive loss allocable to General Finance Corporation stockholders	$(1,243)	$(6,679)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at July 1, 2015	$40,100	$3	$124,288	$(12,873)	$(4,653)	$146,865	$87,491	$234,356

Share-based compensation	—	—	558	—	—	558	68	626

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,949)	(1,949)

Purchases of subsidiary capital stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(1,098)	(1,098)	563	(535)

Fair value change in derivative, net of related tax effect	—	—	—	15	—	15	15	30

Cumulative translation adjustment	—	—	—	(5,596)	—	(5,596)	(5,024)	(10,620)

Total comprehensive loss	—	—	—	—	—	(6,679)	(4,446)	(11,125)

Balance at September 30, 2015	$40,100	$3	$123,924	$(18,454)	$(5,751)	$139,822	$81,164	$220,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September 30,
	2014	2015

Net cash provided by (used in) operating activities (Note 10)	$12,045	$14,102

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,237)	(745)
Proceeds from sales of property, plant and equipment	145	295
Purchases of property, plant and equipment	(1,811)	(1,145)
Proceeds from sales of lease fleet	5,776	7,005
Purchases of lease fleet	(31,467)	(14,617)
Other intangible assets	(184)	(104)

Net cash used in investing activities	(30,778)	(9,311)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	418	(131)
Proceeds from senior and other debt borrowings, net	23,409	2,657
Deferred financing costs	—	(54)
Proceeds from issuances of common stock	28	—
Purchases of subsidiary capital stock	(852)	—
Dividends and distributions by subsidiaries	—	(233)
Preferred stock dividends	(922)	(922)

Net cash provided by financing activities	22,081	1,317

Net increase (decrease) in cash	3,348	6,108

Cash and equivalents at beginning of period	5,846	3,716

The effect of foreign currency translation on cash	196	(1,107)

Cash and equivalents at end of period	$9,390	$8,717

Non-cash investing and financing activities:

On August 12, 2014 and August 12, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.055 and AUS$0.05 per RWH share payable on October 3, 2014 and October 2, 2015 to shareholders of record on September 18, 2014 and September 17, 2015, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $2,409 (AUS$2,760) and $1,716 (AUS$2,459), as a charge directly to the equity of noncontrolling interests at September 30, 2014 and 2015, respectively (see Note 3).

The Company issued common stock of $156 as a part of the consideration for a business acquisition during the quarter ended September 30, 2014 and included holdback amounts totaling $1,468 and $752 as part of the consideration for business acquisitions during the quarter ended September 30, 2014 and 2015, respectively (see Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its 90%-owned subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); over 50%-owned Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2015 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2016. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2015” and “FY 2016” are to the quarter ended September 30, 2014 and 2015, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	September 30,

	2015	2015

Finished goods	$30,428	$36,808
Work in progress	3,678	4,406
Raw materials	2,769	2,749

	$36,875	$43,963

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,

		2015	2015

Land	—	$ 9,656	$ 9,118
Building and improvements	10 — 40 years	6,580	6,836
Transportation and plant equipment (including capital lease assets)	3 — 20 years	37,362	36,284
Furniture, fixtures and office equipment	3 — 10 years	8,613	8,655
Construction in-process		4	—

		62,215	60,893
Less accumulated depreciation and amortization		(22,763)	(23,284)

		$ 39,452	$ 37,609

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2015 and September 30, 2015, the gross costs of the lease fleet were $478,416,000 and $470,226,000, respectively.

Goodwill and Other Intangible Assets

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. The Company assesses the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis by reporting unit (see Note 11) or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. The Company conducted its annual impairment analysis at June 30, 2015 and concluded that goodwill and intangible assets with indefinite lives were not impaired as of that date. In particular, the step one impairment analysis performed on the North American reporting units, Pac-Van, Lone Star and Southern Frac, calculated that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets) as of June 30, 2015. However, determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30,	September 30,

	2015	2015

Trademark and trade name	$ 5,875	$ 5,871
Customer base and lists	49,141	47,198
Non-compete agreements	13,902	13,455
Deferred financing costs	7,305	7,277
Other	2,839	2,693

	79,062	76,494
Less accumulated amortization	(37,668)	(37,512)

	$ 41,394	$ 38,982

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

	Quarter Ended September 30,
	2014	2015

Basic	25,677,389	26,008,878
Assumed exercise of stock options	915,574	—

Diluted	26,592,963	26,008,878

Potential common stock equivalents totaling 1,210,646 and 2,110,191 for FY 2015and FY 2016, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15 which added SEC guidance that stated in the absence of authoritative guidance within ASU 2015-03 of debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance cots ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU No. 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those years, and the Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The amendments in this update simplify the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. The Company does not expect the adoption of this update to have a significant impact on its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00 % Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2015 and September 30, 2015, the Company had outstanding 100 shares of Series B Preferred Stock totaling $100,000.

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

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2015 and September 30, 2015, the Company had outstanding 400,000 shares of Series C Preferred Stock totaling $40,000,000.

Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April commencing July 31, 2013 when, as and if declared by the Company’s

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Dividends

As of September 30, 2015, since issuance, dividends paid or payable totaled $71,000 for the Series B Preferred Stock and dividends paid totaled $8,050,000 for the Series C Preferred Stock.

The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 12, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.055 per RWH share payable on October 3, 2014 to shareholders of record on September 18, 2014. On August 12, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 2, 2015 to shareholders of record on September 17, 2015.

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

On August 28, 2015, the Company, through Pac-Van, purchased the business of Mobile Storage Solutions of Mo., LLC (“MSS”) for $1,497,000, which included a deferred purchase price promissory note of $613,000, bearing interest at 2.00% per annum and due in January 2016, and a holdback amount of $139,000. MSS leases and sells storage and office containers and storage trailers in Springfield, Missouri.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation for the acquisition in FY 2016 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

MSS August 28, 2015
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$ —
Inventories	—
Prepaid expenses and other	—
Property, plant and equipment	60
Lease fleet	933
Accounts payables and accrued liabilities	—
Deferred income taxes	—
Unearned revenue and advance payments	(27)

Total net tangible assets acquired and liabilities assumed	966
Fair value of intangible assets acquired:
Non-compete agreement	132
Customer lists/relationships	226
Trade name	—
Goodwill	173

Total intangible assets acquired	531

Total purchase consideration	$ 1,497

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the MSS acquisition is deductible for U.S. income tax purposes.

The Company incurred approximately $56,000 during FY 2015 and $44,000 during FY 2016 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $122,115,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $73,269,000 (AUS$105,000,000) and CBA’s proportionate share is $48,846,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $87,225,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $34,890,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 2.10% per annum on the Facility A and 1.35% - 2.40% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At September 30, 2015, the 30-day and 90-day BBSY and BKBM was 2.10% and 2.23% and 2.905% and 2.89%, respectively.

The ANZ/CBA Credit Facility also includes a $2,093,400 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.5 times EBITDA, as defined, through June 30, 2016, and 3.25 times EBITDA thereafter.

At September 30, 2015, total borrowings and availability under the ANZ/CBA Credit Facility totaled $84,872,000

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(AUS$121,628,000) and $25,097,000 (AUS$35,966,000), respectively. Of the total borrowings, $76,318,000 (AUS$109,370,000) is drawn under Facility A and $8,554,000 (AUS$12,258,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.6978 U.S. dollar at September 30, 2015.

North America Senior Credit Facility

The North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $232,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes HSBC Bank USA, NA, the Private Bank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which matures on September 7, 2017, effectively not only finances the Company’s North American operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse (“Credit Suisse”) and the publicly-traded unsecured senior notes (see below).

The Wells Fargo Credit Facility includes a $20,000,000 real estate sub-facility to allow the borrowers (including GFNRC) to acquire real estate as collateral. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $252,000,000. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

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

At September 30, 2015, borrowings and availability under the Wells Fargo Credit Facility totaled $168,441,000 and $42,697,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company, at the corporate level, entered into a $25,000,000 facility agreement with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature two years from the date that the Company borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $10,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of September 30, 2015, there remains $15,000,000 outstanding.

Senior Notes

The Company has outstanding publicly-traded senior notes (the “Senior Notes”) in an aggregate principal amount of $72,000,000. The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

Other

At September 30, 2015, other debt totaled $10,629,000.

The Company was in compliance with the financial covenants under all its credit facilities as of September 30, 2015.

The weighted-average interest rate in the Asia-Pacific area was 5.5% in both FY 2015 and FY 2016; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 5.7% and 4.9% in FY 2015 and FY 2016, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

Derivative instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2015	September 30, 2015

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,429	$1,271
Forward-Exchange Contracts	Trade and other receivables	120	835

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2014	Quarter Ended September 30, 2015

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$(6)	$—

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	790	762

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective prior to FY 2015 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized loss of $6,000. There was no ineffective portion recorded in FY 2016.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2015 and September 30, 2015, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2015		September 30, 2015

	Swap	Option (Cap)	Swap	Option

Notional amounts	$38,290	$—	$34,890	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.09%	—	2.09%	—
Fair Value of Combined Contracts	$(1,429)	$—	$(1,271)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2014, there were 27 open forward exchange contracts that mature between July 2015 and December 2015; and as of September 30, 2015, there were 51 open forward exchange contracts that mature between October 2015 and March 2016, as follows (dollars in thousands):

	June 30, 2015		September 30, 2015

	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward

Notional amounts	$9,540	$—	$17,530	$—
Exchange/Strike Rates (AUD to USD)	0.7506 - 1.0286	—	0.62623 - 1.11321	—
Fair Value of Combined Contracts	$120	$—	$835	$—

In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(328,000) and $(29,000) and $(654,000) and $5,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2015 was determined to be approximately $345,534,000. The Company also determined that the fair value of its other debt of $9,893,000 at June 30, 2015, approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2015 have not changed significantly from June 30, 2015. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2015 would not vary significantly from the proportion determined at June 30, 2015.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $28,000 in both FY 2015 and FY 2016.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both FY 2015 and FY 2016.

Note 8. Equity Plans

On September 11, 2014, the Board of Directors of the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”),

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which was approved by the stockholders at the Company’s annual meeting on December 4, 2014. The 2014 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2014 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2014 Plan by the stockholders, the Company suspended further grants under its previous equity plans, the General Finance Corporation 2006 Stock Option Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) (collectively the “Predecessor Plans”), which had a total of 2,500,000 shares reserved for grant. Any stock options which are forfeited under the Predecessor Plans will become available for grant under the 2014 Plan, but the total number of shares available under the 2014 Plan will not exceed the 1,500,000 shares reserved for grant under the 2014 Plan, plus any options which were forfeited or are available for grant under the Predecessor Plans. If not sooner terminated by the Board of Directors, the 2014 Plan will expire on December 4, 2024, which is the tenth anniversary of the date it was approved by the Company’s stockholders. The 2006 Plan will expire on June 30, 2016 and the 2009 Plan will expire on December 10, 2019.

The Predecessor Plans and the 2014 Plan are referred to collectively as the “Stock Incentive Plan.”

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At September 30, 2015, 1,337,204 shares remain available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2015, the weighted-average fair value of the stock options granted to non-employee consultants not fully vested was $3.48, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.60% - 1.74%, an expected life of 6.7 – 7.7 years, an expected volatility of 72.0% and no expected dividend.

A summary of the Company’s stock option activity and related information for FY 2016 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2015	2,110,191	$5.35
Granted	—	—
Exercised	—	—
Forfeited or expired	(8,334)	6.98

Outstanding at September 30, 2015	2,101,857	$5.35	5.1

Vested and expected to vest at September 30, 2015	2,101,857	$5.35	5.1

Exercisable at September 30, 2015	1,435,553	$5.58	3.7

At September 30, 2015, outstanding time-based options and performance-based options totaled 1,317,147 and 784,710, respectively. Also at that date, the Company’s market price for its common stock was $3.70 per share, which was below the exercise

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

prices of over 65% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $964,200. Share-based compensation of $6,050,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2015. At that date, there remains $1,400,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.34 years.

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

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at June 30, 2015	293,983	$6.18
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2015	293,983	$6.18

Share-based compensation of $1,126,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2015. At that date, there remains $827,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.24 years – 1.25 years for the non-vested equity shares.

Royal Wolf Long Term Incentive Plan

Royal Wolf established the Royal Wolf Long Term Incentive Plan (the “LTI Plan”) in conjunction with its initial public offering in May 2011. Under the LTI Plan, the RWH Board of Directors may grant, at its discretion, options, performance rights and/or restricted shares of RWH capital stock to Royal Wolf employees and executive directors. Vesting terms and conditions may be up to four years and, generally, will be subject to performance criteria based primarily on enhancing shareholder returns using a number of key financial benchmarks, including EBITDA. In addition, unless the RWH Board determines otherwise, if an option, performance right or restricted share has not lapsed or been forfeited earlier, it will terminate at the seventh anniversary from the date of grant.

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

As of September 30, 2015, Royal Wolf has granted, net of forfeitures, 1,588,203 performance rights to key management personnel under the LTI Plan, which includes a special incentive grant of 106,112 performance rights to the RWH chief executive officer that generally will vest ratably each year over the three years commencing on July 1, 2016. Also, as of September 30, 2015, 601,901 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2015 and FY 2016, share-based compensation of $196,000 and $131,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2014	2015

Cash flows from operating activities
Net income (loss)	$6,401	$(535)
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(80)	(14)
Gain on sales of lease fleet	(1,560)	(2,138)
Unrealized foreign exchange loss	328	654
Unrealized gain on forward exchange contracts	(790)	(762)
Unrealized loss on interest rate swaps and options	6	—
Depreciation and amortization	9,495	9,286
Amortization of deferred financing costs	384	387
Accretion of interest	501	147
Share-based compensation expense	524	626
Deferred income taxes	3,231	(1,139)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	7,372	1,969
Inventories	(10,593)	(7,763)
Prepaid expenses and other	(1,422)	(1,548)
Trade payables, accrued liabilities and unearned revenues	(1,783)	15,340
Income taxes	31	(408)

Net cash provided by operating activities	$12,045	$14,102

Note 11. Segment Reporting

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended September 30, 2015

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$9,253	$-	$9,253	$2,165	$(28)	$11,390	$11,068	$22,458

Leasing	20,794	6,965	27,759	-	(33)	27,726	13,602	41,328

	$30,047	$6,965	$37,012	$2,165	$(61)	$39,116	$24,670	$63,786

Share-based compensation	$102	$10	$112	$37	$346	$495	$131	$626

Depreciation and amortization	$3,064	$2,672	$5,736	$266	$(187)	$5,815	$3,471	$9,286

Operating income	$3,676	$110	$3,786	$(1,147)	$(1,336)	$1,303	$2,696	$3,999

Interest income	$-	$-	$-	$-	$-	$-	$17	$17

Interest expense	$1,337	$398	$1,735	$58	$1,956	$3,749	$1,266	$5,015

Additions to long-lived assets	$10,717	$98	$10,815	$9	$1	$10,825	$4,937	$15,762

	At September 30, 2015

Long-lived assets	$227,290	$63,498	$290,788	$3,747	$(11,442)	$283,093	$155,750	$438,843

Goodwill	$48,558	$20,782	$69,340	$2,681	$-	$72,021	$24,954	$96,975

	At June 30, 2015

Long-lived assets	$222,445	$65,099	$287,544	$3,944	$(11,624)	$279,864	$170,573	$450,437

Goodwill	$48,484	$20,782	$69,266	$2,681	$-	$71,947	$27,397	$99,344

	Quarter Ended September 30, 2014

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$8,143	$-	$8,143	$14,767	$(12,792)	$10,118	$14,650	$24,768

Leasing	18,954	17,747	36,701	-	-	36,701	18,973	55,674

	$27,097	$17,747	$44,844	$14,767	$(12,792)	$46,819	$33,623	$80,442

Share-based compensation	$78	$5	$83	$28	$213	$324	$200	$524

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$2,448	$2,856	$5,304	$277	$(135)	$5,446	$4,049	$9,495

Operating income	$5,040	$6,539	$11,579	$2,811	$(3,929)	$10,461	$5,007	$15,468

Interest income	$-	$-	$-	$-	$-	$-	$14	$14

Interest expense	$813	$688	$1,501	$97	$2,151	$3,749	$1,577	$5,326

Additions to long-lived assets	$17,440	$13,072	$30,512	$285	$(3,142)	$27,655	$5,623	$33,278

Intersegment net revenues related to the sales of portable liquid storage containers from Southern Frac to the North American leasing operations totaled $12,792,000 and $28,000 during FY 2015 and FY 2016, respectively.

Note 12. Subsequent Events

On October 16, 2015, the Company, through Pac-Van, purchased the container business of McKinney Trailer Rentals, Inc., d/b/a McKinney Container Rentals & Sales (“McKinney”), for approximately $15,567,000, which included holdback and other adjustment amounts totaling approximately $2,235,000. McKinney leases and sells storage (including refrigerated) containers and chassis and other units in the Seattle and Tacoma area.

On October 19, 2015, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2015 through October 30, 2015, and is payable on November 2, 2015 to holders of record as of October 30, 2015.

On October 28, 2015, the Company repaid, prior to maturity, $5,000,000 of the outstanding borrowings of the Credit Suisse Term Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its 90%-owned subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); over 50%-owned Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of September 30, 2015, our two geographic leasing operations lease and sell their products through twenty customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, forty-three branch locations in the United States and two branch locations in Canada. At that date, we had 266 and 556 employees and 41,484 and 32,517 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2015 (“FY 2016”) Compared to Quarter Ended September 30, 2014 (“FY 2015”)

The following compares our FY 2016 results of operations with our FY 2015 results of operations.

Revenues. Revenues decreased $16.6 million, or 21%, to $63.8 million in FY 2016 from $80.4 million in FY 2015. This consisted of a $7.8 million decrease, or 17%, in revenues in our North American leasing operations, a decrease of $8.9 million, or 26%, in revenues in the Asia-Pacific area and an increase of $0.1 million, or 5%, in manufacturing revenues from Southern Frac. The average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2016 versus FY 2015 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2016 was $0.7270 U.S. dollar compared to $0.9261 U.S. dollar during FY 2015. In Australian dollars, total revenues in the Asia-Pacific area decreased by only 6%.

Excluding Lone Star (doing business in the oil and gas sector), North American leasing revenues increased by $2.9 million in FY 2016 from FY 2015, mainly in the services, retail, construction, education and commercial sectors, where revenues increased between the periods by an aggregate of $4.1 million. These revenue increases at Pac-Van were offset somewhat by decreases in the oil and gas, mining, government and industrial sectors, which totaled $1.4 million. At Lone Star, revenues declined by $10.7 million, or 60%, from $17.7 million in FY 2015 to $7.0 million in FY 2016. The revenue decrease in the Asia-Pacific area was primarily in the oil and gas, transport, mining and consumer sectors, where revenues decreased by $5.9 million in FY 2016 from FY 2015.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in FY 2016 compared to 29% and 71%, respectively, in FY 2015.

Sales during FY 2016 amounted to $22.5 million, compared to $24.8 million during FY 2015; representing a decrease of $2.3 million, or 9%. This consisted of a $3.6 million decrease, or 24%, in sales in the Asia-Pacific area, an increase of $1.2 million, or 15%, in our North American leasing operations and an increase in manufacturing sales of $0.1 million, or 5%, at Southern Frac. Overall, non-manufacturing sales decreased by a net $2.4 million, or 11%, in FY 2016 from FY 2015. The decrease in the Asia-Pacific area was comprised of a decrease of $3.3 million ($1.3 million decrease due to lower unit sales, $0.8 million increase due to average price increases and $2.8 million decrease due to foreign exchange movements) in the CSC operations and a decrease of $0.3 million ($0.1 million increase due to higher unit sales, a $0.1 million decrease due to average price decreases and a $0.3 million decrease due to foreign exchange movements) in the national accounts group. In our North American leasing operations, the higher sales in FY 2016 versus FY 2015 were generated from the services and education sectors, which increased by an aggregate of $2.5 million. These increases were partially offset by decreases in most other sectors. At Southern Frac, sales in FY 2016 consisted of 132 units sold, 36 portable liquid storage tank containers at an average sales price of $32,600 and 96 chassis units at an average sales price of approximately $10,200. In FY 2015, Southern Frac sold 58 liquid storage container tanks at an average sales price of approximately $34,100 per unit. The decrease in sales of tanks between the periods at Southern Frac was due to the decreased demand from weaker drilling activity, primarily in Texas, as a result of the softer oil and gas market. In response to weaker drilling activity in Texas, Southern Frac began manufacturing and selling other specialty steel products, including a chassis product line targeted to the North American transportation market.

Leasing revenues during FY 2016 totaled $41.3 million, as compared to $55.7 million during FY 2015, representing a decrease of $14.4 million, or 26%. This consisted of a decrease of $9.0 million, or 25%, in North America, and a decrease of $5.4 million, or 28%, in the Asia-Pacific area. On a local currency basis, leasing revenues decreased by only 9% in the Asia-Pacific area.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 59%, respectively, during FY 2016 and 86% and 71% in FY 2015. The overall average utilization was 78% during FY 2016 and 82% during FY 2015. The overall average monthly lease rate decreased to AUS$164 in FY 2016 from AUS$180 in FY 2015. Leasing revenues in FY 2016 decreased in Australian dollars over FY 2015 due primarily to the combination of lower monthly lease rates, particularly for portable container buildings, and the average monthly number of units on lease being over 750 lower in FY 2016 as compared to FY 2015.

In our North American leasing operations, average utilization rates were 73%, 81%, 48%, 76% and 80% and average monthly lease rates were $115, $321, $821, $274 and $783 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2016; as compared to 79%, 86%, 89%, 74% and

78% and average monthly lease rates were $114, $294, $847, $251 and $797 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2015, respectively. The average composite utilization rate decreased to 73% in FY 2016 from 79% in FY 2015, and the composite average monthly number of units on lease was over 4,900 higher in FY 2016 as compared to FY 2015. The strong utilization, average monthly number of units on lease and generally higher monthly lease rates in other product lines has helped to mitigate the decline in demand for frac tanks from the oil and gas sector. Despite its own 60% decline in leasing revenue from the oil and gas sector, Pac-Van increased its overall leasing revenues by $1.8 million, or 10%, from $18.9 million in FY 2015 to $20.7 million in FY 2016, mainly in the commercial, construction and retail sectors, which increased $2.4 million in aggregate between the periods.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $2.0 million from $16.5 million during FY 2015 to $14.5 million during FY 2016 as a result of the lower sales, as discussed above. However, our gross profit percentage from these non-manufacturing sales increased slightly to approximately 29% in FY 2016 from 28% in FY 2015. Cost of sales from our manufactured products totaled $2.8 million in FY 2016, versus $1.1 million in FY 2015, resulting in a gross margin loss of $0.7 million, due primarily to the production inefficiencies of the start-up of new chassis product line.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses decreased in absolute dollars by $4.8 million, from $38.1 million during FY 2015 to $33.3 million during FY 2016. As a percentage of revenues, these costs increased to 52% during FY 2016 from 47% during FY 2015 due to operating expenses in our North American operations not proportionately decreasing with lower revenues, primarily as a result of the adverse effect from a softer oil and gas market between the periods.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.2 million to $9.1 million in FY 2016 from $9.3 million in FY 2015. The decrease was $0.6 million in the Asia-Pacific, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015 (in Australian dollars, depreciation and amortization increased by A$0.4 million); offset somewhat by a $0.4 million increase in North America, primarily due to our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $5.0 million in FY 2016 was $0.3 million lower than the $5.3 million in FY 2015. The reduction between the periods was all in the Asia-Pacific area, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar. The weighted-average interest rate in the Asia-Pacific area was 5.5% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in both FY 2016 and FY 2015. In North America, reduced interest expense in FY 2016 resulting from a lower weighted-average interest rate of 4.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs), as compared to 5.7% in FY 2015, was offset by higher average borrowings in FY 2016, as compared to FY 2015.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9439 at June 30, 2014, $0.8727 at September 30, 2014, $0.7658 at June 30, 2015 and $0.6978 at September 30, 2015. In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(328,000) and $(29,000) and $(654,000) and $5,000, respectively. Unrealized gains on forward-exchange contracts were $790,000 in FY 2015 and $762,000 in FY 2016.

Income Taxes. Our effective income tax rate was 40.0% in both FY 2016 and FY 2015. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. In FY 2016 we had a $0.4 million income tax benefit, as compared to a $4.3 million income tax expense in FY 2015, due to the pretax loss.

Preferred Stock Dividends. In both FY 2016 and FY 2015, we paid dividends of $0.9 million for primarily our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $0.6 million and $1.8 million in FY 2016 and FY 2015, respectively. The decrease of $1.2 million was due to the reduced profitability at both operating entities, which also included the translation effect at Royal Wolf of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders was $2.0 million in FY 2016, as compared to net income of $3.7 million in FY 2015. The decrease of $5.7 million between the periods was substantially the result of the lower operating profit in both our Asia-Pacific (including the adverse effect of the weakening Australian dollar) and North American operations.

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

	Quarter Ended September 30,
	2014	2015

Net income (loss)	$6,401	$(535)
Add (deduct) —
Provision (benefit) for income taxes	4,267	(356)
Foreign currency exchange loss (gain) and other	(512)	(108)
Interest expense	5,326	5,015
Interest income	(14)	(17)
Depreciation and amortization	9,495	9,286
Share-based compensation expense	524	626

Adjusted EBITDA	$25,487	$13,911

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

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $122,115,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA

Credit Facility, ANZ’s proportionate share of the borrowing capacity is $73,269,000 (AUS$105,000,000) and CBA’s proportionate share is $48,846,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $87,225,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $34,890,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $232,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes HSBC Bank USA, NA, the Private Bank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which matures on September 7, 2017, effectively not only finances the Company’s North American operations, but also the funding requirements for the Series C Preferred Stock, the term loan with Credit Suisse AG, Singapore Branch (“Credit Suisse”) and the publicly-traded unsecured senior notes (see below).

The Wells Fargo Credit Facility includes a $20,000,000 real estate sub-facility to allow the borrowers (including GFNRC) to acquire real estate as collateral. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $252,000,000. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse or the actual annual interest to be paid; and (c) $6,120,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature two years from the date that we borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. We have repaid, prior to maturity, $10,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of September 30, 2015, there remains $15,000,000 outstanding.

Senior Notes

We have outstanding publicly-traded senior notes (the “Senior Notes”) in an aggregate principal amount of $72,000,000. The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between us and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between us and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

As of September 30, 2015, our required principal and other obligations payments for the twelve months ending September 30, 2016 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,
	2016	2017	2018	2019

ANZ/CBA Credit Facility	$—	$76,318	$—	$8,554
Wells Fargo Credit Facility	—	168,441	—	—
Credit Suisse Term Loan	15,000	—	—	—
Senior Notes	—	—	—	—
Other	5,080	1,450	1,556	1,562

	$20,080	$246,209	$1,556	$10,116

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

Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of recent developments.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,
	2015	2016

Net cash provided by operating activities	$12,045	$14,102

Net cash used in investing activities	$(30,778)	$(9,311)

Net cash provided by financing activities	$22,081	$1,317

Cash Flow for FY 2016 Compared to FY 2015

Operating activities. Our operations provided net cash flow of $14.1 million during FY 2016, an increase of $2.1 million from the $12.0 million of operating cash flow provided during FY 2015. While the net loss of $0.5 million in FY 2016 was $6.9 million lower than the net income of $6.4 million in FY 2015, our management of operating assets and liabilities in FY 2016, when compared to FY 2015, enhanced operating cash flows by $14.0 million. In FY 2016, our management of operating assets and liabilities increased operating cash flows by $7.6 million, whereas in FY 2015 operating cash flows were reduced by $6.4 million. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash add-backs for cash flow purposes, caused only a relatively small net decrease of 0.1 million to operating cash flows in FY 2016 versus a net decrease of $0.5 million in FY 2015. However, our operating cash flows from non-cash adjustments in FY 2016 decreased by approximately $0.6 million over FY 2015 as a result of lower depreciation and amortization (including amortization of deferred financing costs and accretion of interest). Depreciation, amortization and accretion of interest totaled $9.8 million in FY 2016 versus $10.4 million in FY 2015. Additionally, operating cash flows in FY 2016 were further reduced by $1.1 million from the add-back of a deferred income tax benefit, as compared to an increase of $3.2 million for the add-back of deferred income taxes in FY 2015. Typically, our operating cash flows are enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. In both FY 2016 and FY 2015, operating cash flows were reduced by gains on the sales of lease fleet of $2.1 million and $1.6 million, respectively, and enhanced by non-cash share-based compensation charges of $0.6 million and 0.5 million, respectively.

Investing Activities. Net cash used in investing activities was $9.3 million during FY 2016, as compared to $30.8 million used during FY 2015, a decrease of $21.5 million. Purchases of property, plant and equipment (or rolling stock) were $1.1million in FY 2016 and $1.8 million FY 2015, a decrease of $0.7 million; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $7.6 million in FY 2016 as compared to $25.7 million in FY 2014, a decrease of $18.1 million. In FY 2016, net capital expenditures of lease fleet were approximately $5.9 million in North America, as compared to $24.4 million in FY 2015, a substantial decrease of $18.5 million due primarily to reduced demand in our liquid containment business; and net capital expenditures of lease fleet in the Pan Pacific totaled $1.7 million in FY 2016, versus $1.3 million in FY 2015, an increase of $0.4 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In both FY 2016 and FY 2015, we made one business acquisition in North America for cash of $0.7 million and $3.2 million, respectively, a decrease of $2.5 million between the periods (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Financing Activities. Net cash provided by financing activities was $1.3 million during FY 2016, as compared to $22.1 million provided during FY 2015, a decrease of $20.8 million. In FY 2016 and FY 2015, cash provided from financing activities included net borrowings of $2.5 million and $23.8 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions. However, cash was used in both FY 2016 and FY 2015 to pay preferred stock dividends of $0.9 million on primarily our Series C Preferred Stock. Additionally, in FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac and, in FY 2015, cash was used to purchase $0.9 million of RWH capital stock in the open market for eventual issuance to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $44.5 million and $44.0 million at September 30, 2015 and $47.6 million and $36.9 million at June 30, 2015, respectively. At September 30, 2015, days sales outstanding (“DSO”) in trade receivables were 38 days and 59 days in the Asia-Pacific area and in our North American leasing operations, as compared to 40 days and 66 days at June 30, 2015, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $401.2 million at September 30, 2015, as compared to $411.0 million at June 30, 2015. At September 30, 2015, we had 74,001 units (21,356 units in retail operations in Australia, 10,071 units in national account group operations in Australia, 10,057 units in New Zealand, which are considered retail; and 32,517 units in North America) in our lease fleet, as compared to 72,856 units (21,301 units in retail operations in Australia, 10,263 units in national account group operations in Australia, 10,178 units in New Zealand, which are considered retail; and 31,114 units in North America) at June 30, 2015. At those dates, 56,665 units (17,695 units in retail operations in Australia, 6,009 units in national account group operations in Australia, 8,621 units in New Zealand, which are considered retail; and 24,340 units in North America); and 54,730 units (17,851 units in retail operations in Australia, 6,391 units in national account group operations in Australia, 8,762 units in New Zealand, which are considered retail; and 21,726 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,703 storage and freight containers and 5,781 portable building containers at September 30, 2015; and 36,177 storage and freight containers and 5,565 portable building containers at June 30, 2015. At those dates, units on lease were comprised of 28,288 storage and freight containers and 4,037 portable building containers; and 29,178 storage and freight containers and 3,826 portable building containers, respectively.

In North America, the lease fleet was comprised of 19,947 storage containers, 2,730 office containers (GLOs), 4,034 portable liquid storage tank containers, 4,666 mobile offices and 1,140 modular units at September 30, 2015; and 18,708 storage containers, 2,550 office containers (GLOs), 4,027 portable liquid storage tank containers, 4,690 mobile offices and 1,139 modular units at June 30, 2015. At those dates, units on lease were comprised of 15,693 storage containers, 2,211 office containers, 1,924 portable liquid storage tank containers, 3,594 mobile offices and 918 modular units; 13,225 storage containers, 2,062 office containers, 1,980 portable liquid storage tank containers, 3,548 mobile offices and 911 modular units, respectively.

Contractual Obligations and Commitments

Our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. We believe that our contractual obligations have not changed significantly from those included in our Annual Report.

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

A comprehensive discussion of our critical and significant accounting policies and management estimates are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements in our Annual Report. Reference is also made to Note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a further discussion of our significant accounting policies. We believe there have been no significant changes in our critical accounting policies, estimates and judgments during FY 2016.

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

Reference is made to Notes 5 and 6 of Notes to Condensed Consolidated Financial Statements for a discussion of our senior and other debt and financial instruments.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the SEC on September 11, 2015 (“Annual Report”) and other subsequent filings with the SEC.

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

Date: November 9, 2015	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 4 dated June 30, 2015 to Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, HSBC Bank USA, NA, OneWest Bank N.A., Pac-Van, Lone Star, GFNRC, Southern Frac and GFNMC (incorporated by reference to Registrant’s Form 8-K filed July 2, 2015).

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.