Form 10-Q
period 2015-12-31
General Finance CORP
filed 2016-02-08
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes    ☐                No    ☒

 State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,074,294 shares outstanding as of February 4, 2016.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	December 31, 2015

Assets
Cash and cash equivalents	$3,716	$4,272
Trade and other receivables, net of allowance for doubtful accounts of $6,663 and $7,933 at June 30, 2015 and December 31, 2015, respectively	47,641	44,718
Inventories	36,875	40,801
Prepaid expenses and other	7,763	8,438
Property, plant and equipment, net	39,452	28,278
Lease fleet, net	410,985	418,127
Goodwill	99,344	103,165
Other intangible assets, net	41,394	39,833

Total assets	$687,170	$687,632

Liabilities
Trade payables and accrued liabilities	$37,590	$42,421
Income taxes payable	1,291	—
Unearned revenue and advance payments	13,958	16,270
Senior and other debt	356,733	358,293
Deferred tax liabilities	43,242	42,726

Total liabilities	452,814	459,710

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2015 and December 31, 2015	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,008,878 and 26,075,376 shares issued and outstanding at June 30, 2015 and December 31, 2015, respectively	3	3

Additional paid-in capital	124,288	123,605

Accumulated other comprehensive loss	(12,873)	(15,883)

Accumulated deficit	(4,653)	(4,732)

Total General Finance Corporation stockholders’ equity	146,865	143,093

Equity of noncontrolling interests	87,491	84,829

Total equity	234,356	227,922

Total liabilities and equity	$687,170	$687,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2014	2015	2014	2015

Revenues
Sales:
Lease inventories and fleet	$24,610	$36,706	$47,403	$57,027
Manufactured units	7,104	2,485	9,079	4,622

	31,714	39,191	56,482	61,649
Leasing	56,993	44,076	112,667	85,404

	88,707	83,267	169,149	147,053

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	17,605	28,039	34,096	42,584
Manufactured units	4,936	3,509	6,027	6,333
Direct costs of leasing operations	21,194	17,622	40,335	34,197
Selling and general expenses	17,892	16,174	36,866	32,938
Depreciation and amortization	9,367	9,235	18,644	18,314

Operating income	17,713	8,688	33,181	12,687

Interest income	10	20	24	37
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $(5) and $(11) in the quarter and six months ended December 31, 2014)	(5,501)	(4,965)	(10,827)	(9,980)
Foreign currency exchange gain (loss) and other	(357)	(611)	155	(503)

	(5,848)	(5,556)	(10,648)	(10,446)

Income before provision for income taxes	11,865	3,132	22,533	2,241

Provision for income taxes (includes provision (benefit) from AOCI reclassifications of $(2) and $(4) in the quarter and six months ended December 31, 2014)	4,746	1,252	9,013	896

Net income	7,119	1,880	13,520	1,345

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)
Noncontrolling interests	(1,606)	(861)	(3,367)	(1,424)

Net income (loss) attributable to common stockholders	$4,591	$97	$8,309	$(1,923)

Net income (loss) per common share:
Basic	$0.18	$0.00	$0.32	$(0.07)
Diluted	0.17	0.00	0.31	(0.07)

Weighted average shares outstanding:
Basic	25,786,135	26,029,117	25,718,462	26,018,997
Diluted	26,684,968	26,321,491	26,617,295	26,018,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2014	2015	2014	2015

Net income	$7,119	$1,880	$13,520	$1,345

Other comprehensive income (loss):
Fair value change in derivative, net of ineffective portion of cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $(5) and $(11) in the quarter and six months ended December 31, 2014 (which includes reclassifications of the related income tax provision (benefit) of $(2) and $(4) in the quarter and six months ended December 31, 2014); and net of income tax effect of $84 and $141 in the quarter and six months ended December 31, 2014 and $154 and $239 in the quarter and six months ended December 31, 2015, respectively	(181)	88	(308)	118

Cumulative translation adjustment	(7,380)	5,163	(18,986)	(5,457)

Total comprehensive income (loss)	(442)	7,131	(5,774)	(3,994)

Allocated to noncontrolling interests	1,806	(3,541)	5,895	905

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$1,364	$3,590	$121	$(3,089)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at July 1, 2015	$40,100	$3	$124,288	$(12,873)	$(4,653)	$146,865	$87,491	$234,356

Share-based compensation	—	—	1,161	—	—	1,161	192	1,353

Preferred stock dividends	—	—	(1,844)	—	—	(1,844)	—	(1,844)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,949)	(1,949)

Grant of 66,498 shares of restricted stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(79)	(79)	1,424	1,345

Fair value change in derivative, net of related tax effect	—	—	—	60	—	60	58	118

Cumulative translation adjustment	—	—	—	(3,070)	—	(3,070)	(2,387)	(5,457)

Total comprehensive loss	—	—	—	—	—	(3,089)	(905)	(3,994)

Balance at December 31, 2015	$40,100	$3	$123,605	$(15,883)	$(4,732)	$143,093	$84,829	$227,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,

	2014	2015

Net cash provided by operating activities (Note 10)	$21,139	$25,437

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(25,371)	(15,477)
Proceeds from sales of property, plant and equipment	163	10,551
Purchases of property, plant and equipment	(13,289)	(2,489)
Proceeds from sales of lease fleet	11,477	13,900
Purchases of lease fleet	(55,254)	(31,232)
Other intangible assets	(326)	(58)

Net cash used in investing activities	(82,600)	(24,805)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	824	(404)
Proceeds from senior and other debt borrowings, net	70,011	6,264
Deferred financing costs	(18)	(72)
Proceeds from issuances of common stock	288	—
Purchases of subsidiary capital stock	(3,386)	—
Dividends and distributions by subsidiaries	(2,409)	(1,949)
Preferred stock dividends	(1,844)	(1,844)

Net cash provided by financing activities	63,466	1,995

Net increase in cash	2,005	2,627

Cash and equivalents at beginning of period	5,846	3,716

The effect of foreign currency translation on cash	(1,561)	(2,071)

Cash and equivalents at end of period	$6,290	$4,272

Non-cash investing and financing activities:

The Company issued common stock of $156 as a part of the consideration for a business acquisition during the six months ended December 31, 2014 and included holdback amounts totaling $3,196 and $1,804 as part of the consideration for business acquisitions during the six months ended December 31, 2014 and 2015, respectively.

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

Unless otherwise indicated, references to “FY 2015” and “FY 2016” are to the six months ended December 31, 2014 and 2015, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	December 31,

	2015	2015

Finished goods	$ 30,428	$ 34,880
Work in progress	3,678	3,057
Raw materials	2,769	2,864

	$ 36,875	$ 40,801

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,

		2015	2015

Land	—	$9,656	$2,145
Building and improvements	10 — 40 years	6,580	4,885
Transportation and plant equipment (including capital lease assets)	3 — 20 years	37,362	36,882
Furniture, fixtures and office equipment	3 — 10 years	8,613	8,897
Construction in-process		4	—

		62,215	52,809
Less accumulated depreciation and amortization		(22,763)	(24,531)

		$39,452	$28,278

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2015 and December 31, 2015, the gross costs of the lease fleet were $478,416,000 and $492,949,000, respectively.

Goodwill and Other Intangible Assets

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. The Company assesses the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis by reporting unit (see Note 11) or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. The Company conducted its annual impairment analysis at June 30, 2015 and concluded that goodwill and intangible assets with indefinite lives were not impaired as of that date. In particular, the step one impairment analysis performed on the North American reporting units, Pac-Van, Lone Star and Southern Frac, calculated that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets) as of June 30, 2015. The Company determined that qualitative factors pertaining to its North American manufacturing operations required an update of the step one impairment analysis for Southern Frac as of December 31, 2015. This updated analysis calculated the excess of the estimated fair value of Southern Frac over the carrying value of its invested capital declining to approximately 19%. However, determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30,	December 31,

	2015	2015

Trademark and trade name	$ 5,875	$ 5,870
Customer base and lists	49,141	50,886
Non-compete agreements	13,902	14,054
Deferred financing costs	7,305	7,342
Other	2,839	3,053

	79,062	81,205
Less accumulated amortization	(37,668)	(41,372)

	$ 41,394	$ 39,833

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2014	2015	2014	2015

Basic	25,786,135	26,029,117	25,718,462	26,018,997
Assumed exercise of stock options	898,833	292,374	898,833	—

Diluted	26,684,968	26,321,491	26,617,295	26,018,997

Potential common stock equivalents totaling 1,027,061 for both the quarter ended December 31, 2014 and FY 2015 and 1,809,483 and 2,101,857 for the quarter ended December 31, 2015 and FY 2016, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In August 2010, the FASB, as result of a joint project with the International Accounting Standards Board (“IASB”) to simplify lease accounting and improve the quality of and comparability of financial information for users, published proposed standards that would change the accounting and financial reporting for both lessee and lessor under ASC Topic 840, Leases. In particular, the proposed standards would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Instead of capital and operating leases, the proposed rules create two types of leases (both similar to capital leases for lessees), which the FASB and IASB refer to as “Type A” and “Type B.” Since then, the FASB and IASB have been deliberating about their 2010 and subsequent proposals and, as of November 11, 2015, the FASB has decided, among other things, on the dual approach for lessee accounting, with lease classification determined in accordance with the principle in existing lease requirements. Most existing capital/finance leases will be accounted for by lessees as Type A, with recognition of amortization of the defined “right-of-use” asset separate from the interest on the lease liability, and most operating leases would be recognized by lessees as Type B, with a single total lease expense. Both types of leases would result in lessees recognizing a right-of-use asset and a lease liability. The IASB has decided on a single approach that treats all leases as Type A. Lessor accounting for both would substantially follow current lease requirements under U.S. GAAP. Type A leases will be those that are effectively direct finance or sales-type leases and Type B leases will be operating leases. However, balance sheet presentation will not be required for leases with a term of one year or less. The FASB’s proposed standard will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company believes that the final standard, if issued in substantially the same form as proposed, would have a material effect in the presentation of its consolidated financial position and results of operations.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU 2014-09 revenue recognition model virtually replaces all existing revenue recognition guidance and applies to all companies that enter into contracts

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

with customers to transfer goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015) is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Public and nonpublic entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is evaluating the requirements of ASU 2014-09 and has not determined the effect of this ASU in the presentation of its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740). ASU No. 2015-17 eliminates the guidance that requires an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. ASU 2015-17 will not have a material effect in the presentation of the Company’s consolidated financial statements.

Note 3.  Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2015 and December 31, 2015, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $100,000.

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

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2015 and December 31, 2015, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,000,000.

Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April commencing July 31, 2013 when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of December 31, 2015, since issuance, dividends paid or payable totaled $73,000 for the Series B Preferred Stock and dividends paid totaled $8,970,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

On August 28, 2015, the Company, through Pac-Van, purchased the business of Mobile Storage Solutions of Mo., LLC (“MSS”) for $1,497,000, which included a deferred purchase price promissory note of $613,000, bearing interest at 2.00% per annum and due in January 2016, and a holdback amount of $139,000. MSS leased and sold storage and office containers and storage trailers in Springfield, Missouri.

On October 16, 2015, the Company, through Pac-Van, purchased the container business of McKinney Trailer Rentals, Inc., d/b/a McKinney Container Rentals & Sales (“McKinney”), for $15,254,000, which included holdback and other adjustment amounts totaling $930,000. McKinney leased and sold storage (including refrigerated) containers and chassis and other units in the Seattle and Tacoma area.

On October 29, 2015, the Company, through Royal Wolf, purchased the container business of Spacewise (Aust) Pty Limited (“Spacewise”), for $281,000 (AUS$390,000), which included holdback and other adjustment amounts totaling $56,000 (AUS$78,000). Spacewise is based in Sydney, New South Wales.

On December 23, 2015, the Company, through Royal Wolf, purchased the container business of W.A. Container Services Pty Limited (“W.A. Container”), for $321,000 (AUS$439,000), which included holdback and other adjustment amounts totaling $66,000 (AUS$90,000). W.A. Container is based in Perth, West Australia.

The preliminary allocation for the acquisitions in FY 2016 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	MSS August 28, 2015	McKinney October 16, 2015	Other	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$1,618	$—	$1,618
Inventories	—	—	23	23
Prepaid expenses and other	—	8	—	8
Property, plant and equipment	60	532	—	592
Lease fleet	933	6,215	404	7,552
Accounts payables and accrued liabilities	—	(916)	(22)	(938)
Unearned revenue and advance payments	(27)	(2)	(10)	(39)

Total net tangible assets acquired and liabilities assumed	966	7,455	395	8,816

Fair value of intangible assets acquired:
Non-compete agreement	132	239	76	447
Customer lists/relationships	226	2,433	72	2,731
Other	—	89	—	89
Goodwill	173	5,038	59	5,270

Total intangible assets acquired	531	7,799	207	8,537

Total purchase consideration	$1,497	$15,254	$602	$17,353

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the MSS and McKinney acquisitions is deductible for U.S. income tax purposes. The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Spacewise resulting in estimated bargain purchase gain of $72,000. This gain has been recorded as non-operating income in the accompanying consolidated statements of operations.

The Company incurred approximately $93,000 and $149,000 and $65,000 and $109,000 during the quarter ended December 31, 2014 and FY 2015 and during the quarter ended December 31, 2015 and FY 2016, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $127,750,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $76,650,000 (AUS$105,000,000) and CBA’s proportionate share is $51,100,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $91,250,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $36,500,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 2.10% per annum on the Facility A and 1.35% - 2.40% on the Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At December 31, 2015, the 30-day and 90-day BBSY and BKBM were 2.11% and 2.425% and 2.67% and 2.80%, respectively. The ANZ/CBA Credit Facility also includes a $2,190,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.5 times EBITDA, as defined, through June 30, 2016, and 3.25 times EBITDA thereafter.

At December 31, 2015, total borrowings and availability under the ANZ/CBA Credit Facility totaled $83,019,000 (AUS$113,725,000) and $28,412,000 (AUS$38,920,000), respectively. Of the total borrowings, $76,170,000 (AUS$104,342,000) is drawn under Facility A and $6,849,000 (AUS$9,382,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.73 U.S. dollar at December 31, 2015.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At December 31, 2015, borrowings and availability under the Wells Fargo Credit Facility totaled $182,419,000 and $22,578,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company, at the corporate level, entered into a $25,000,000 facility agreement, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature two years from the date that the Company borrowed the $25,000,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of December 31, 2015, there remains $10,000,000 outstanding. Subsequent to December 31, 2015, the Credit Suisse Term Loan was amended to, among other things, extend the maturity date to July 1, 2017 (see Note 12)

Senior Notes

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

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other

At December 31, 2015, other debt totaled $10,855,000.

The Company was in compliance with the financial covenants under all its credit facilities as of December 31, 2015.

The weighted-average interest rate in the Asia-Pacific area was 5.4% and 5.6% and 5.4% and 5.5% in the quarter ended December 31, 2014 and 2015 and in FY 2015 and FY 2016, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 5.4% and 4.8% and 5.5% and 4.9% in the quarter ended December 31, 2014 and 2015 and in FY 2015 and FY 2016, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2015	December 31, 2015

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,429	$1,059

Forward Exchange Contracts	Trade and other receivables	120	—
Forward Exchange Contracts	Trade payables and accrued liabilities	—	316

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2014	2015	2014	2015

Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$(5)	$—	$(11)	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(12)	(1,085)	778	(323)

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

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2015 and December 31, 2015, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2015		December 31, 2015

	Swap	Option (Cap)	Swap	Option

Notional amounts	$38,290	$—	$36,500	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.09%	—	2.11%	—
Fair Value of Combined Contracts	$(1,429)	$—	$(1,059)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2015, there were 27 open forward exchange contracts that mature between July 2015 and December 2015; and as of December 31, 2015, there were 58 open forward exchange contracts that mature between January 2016 and July 2016, as follows (dollars in thousands):

	June 30, 2015		December 31, 2015

	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward

Notional amounts	$9,540	$—	$12,713	$—
Exchange/Strike Rates (AUD to USD)	0.7506 - 1.0286	—	0.62531 – 0.78727	—
Fair Value of Combined Contracts	$120	$—	$(316)	$—

For the quarter ended December 31, 2014 and 2015, net unrealized and realized foreign exchange gains (losses) totaled $(377,000) and $47,000, and $286,000 and $25,000, respectively. In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(705,000) and $18,000, and $(368,000) and $30,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2015 was determined to be approximately $345,534,000. The Company also determined that the fair value of its other debt of $9,893,000 at June 30, 2015, approximated or would not vary significantly from their carrying values. The Company believes that market conditions for its senior credit facilities, Credit Suisse Term Loan and other debt at December 31, 2015 have not changed significantly from June 30, 2015. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2015 would not vary significantly from the proportion determined at June 30, 2015.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 in both the quarters ended December 31, 2014 and December 31, 2015, and $55,000 in both FY 2015 and FY 2016.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both the quarter ended December 31, 2014 and 2015 and $59,000 during both FY 2015 and FY 2016.

Note 8. Equity Plans

On September 11, 2014, the Board of Directors of the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the stockholders at the Company’s annual meeting on December 4, 2014 and amended and restated by the stockholders at the annual meeting on December 3, 2015. The 2014 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2014 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2014 Plan by the stockholders, the Company suspended further grants under its previous equity plans, the General Finance Corporation 2006 Stock Option Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) (collectively the “Predecessor Plans”), which had a total of 2,500,000 shares reserved for grant. Any stock options which are forfeited under the Predecessor Plans will become available for grant under the 2014 Plan, but the total number of shares available under the 2014 Plan will not exceed the 1,500,000 shares reserved for grant under the 2014 Plan, plus any options which were forfeited or are available for grant under the Predecessor Plans. If not sooner terminated by the Board of Directors, the 2014 Plan will expire on December 4, 2024, which is the tenth anniversary of the date it was approved by the Company’s stockholders. The 2006 Plan will expire on June 30, 2016 and the 2009 Plan will expire on December 10, 2019.

The Predecessor Plans and the 2014 Plan are referred to collectively as the “Stock Incentive Plan.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At December 31, 2015, 1,270,706 shares remain available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2015, there were no outstanding stock options held by non-employee consultants that were not fully vested.

A summary of the Company’s stock option activity and related information for FY 2016 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2015	2,110,191	$5.35
Granted	—	—
Exercised	—	—
Forfeited or expired	(8,334)	6.98

Outstanding at December 31, 2015	2,101,857	$5.35	4.9

Vested and expected to vest at December 31, 2015	2,101,857	$5.35	4.9

Exercisable at December 31, 2015	1,711,553	$5.22	3.9

At December 31, 2015, outstanding time-based options and performance-based options totaled 1,317,147 and 784,710, respectively. Also at that date, the Company’s market price for its common stock was $3.97 per share, which was below the exercise prices of over 65% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $1,160,700. Share-based compensation of $6,270,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2015. At that date, there remains $1,181,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.64 years.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at June 30, 2015	293,983	$6.18
Granted	66,498	4.06

Vested	(27,370)	8.22

Forfeited	—	—

Nonvested at December 31, 2015	333,111	$5.59

Share-based compensation of $1,387,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2015. At that date, there remains $836,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.5 year – 1.0 year for the non-vested equity shares.

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

As of December 31, 2015, Royal Wolf has granted, net of forfeitures, 2,527,323 performance rights to key management personnel under the LTI Plan, which includes a special incentive grant of 106,112 performance rights to the RWH chief executive officer in FY 2015 that generally will vest ratably each year over the three years commencing on July 1, 2016. Also, as of December 31, 2015, 619,111 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2015 and FY 2016, share-based compensation of $360,000 and $377,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2014	2015

Cash flows from operating activities
Net income	$13,520	$1,345
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(96)	(114)
Gain on sales of lease fleet	(3,181)	(3,312)
Gain on bargain purchase of business	—	(72)
Unrealized foreign exchange loss	705	368
Unrealized loss (gain) on forward exchange contracts	(778)	323
Unrealized loss on interest rate swaps and options	11	—
Depreciation and amortization	19,070	18,722
Amortization of deferred financing costs	772	778
Accretion of interest	1,002	296
Share-based compensation expense	914	1,353
Deferred income taxes	7,408	(691)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(696)	4,480
Inventories	(14,809)	(1,627)
Prepaid expenses and other	3,117	(600)
Trade payables, accrued liabilities and unearned revenues	(6,389)	5,405
Income taxes	569	(1,217)

Net cash provided by operating activities	$21,139	$25,437

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	Quarter Ended December 31, 2015

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$13,766	$-	$13,766	$2,617	$(132)	$16,251	$22,940	$39,191

Leasing	23,092	6,714	29,806	-	(33)	29,773	14,303	44,076

	$36,858	$6,714	$43,572	$2,617	$(165)	$46,024	$37,243	$83,267

Share-based compensation	$97	$10	$107	$37	$337	$481	$246	$727

Depreciation and amortization	$3,286	$2,627	$5,913	$260	$(185)	$5,988	$3,448	$9,436

Operating income	$6,617	$386	$7,003	$(1,351)	$(1,089)	$4,563	$4,125	$8,688

Interest income	$-	$-	$-	$-	$1	$1	$19	$20

Interest expense	$1,403	$382	$1,785	$70	$1,886	$3,741	$1,224	$4,965

	Six Months Ended December 31, 2015

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$23,019	$-	$23,019	$4,782	$(160)	$27,641	$34,008	$61,649

Leasing	43,886	13,679	57,565	-	(66)	57,499	27,905	85,404

	$66,905	$13,679	$80,584	$4,782	$(226)	$85,140	$61,913	$147,053

Share-based compensation	$199	$20	$219	$74	$683	$976	$377	$1,353

Depreciation and amortization	$6,350	$5,299	$11,649	$526	$(372)	$11,803	$6,919	$18,722

Operating income	$10,293	$496	$10,789	$(2,498)	$(2,425)	$5,866	$6,821	$12,687

Interest income	$-	$-	$-	$-	$1	$1	$36	$37

Interest expense	$2,740	$780	$3,520	$128	$3,842	$7,490	$2,490	$9,980

Additions to long-lived assets	$20,033	$169	$20,202	$165	$(9)	$20,358	$13,363	$33,721

GENERAL FINANCE CORPORATION AND SUBSIDIARIES—(Continued)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2015

Long-lived assets	$236,331	$61,652	$297,983	$3,702	$(11,261)	$290,424	$155,981	$446,405

Goodwill	$53,558	$20,782	$74,340	$2,681	$-	$77,021	$26,144	$103,165

	At June 30, 2015

Long-lived assets	$222,445	$65,099	$287,544	$3,944	$(11,624)	$279,864	$170,573	$450,437

Goodwill	$48,484	$20,782	$69,266	$2,681	$-	$71,947	$27,397	$99,344

	Quarter Ended December 31, 2014

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$10,365	$-	$10,365	$13,141	$(6,037)	$17,469	$14,245	$31,714

Leasing	21,452	17,378	38,830	-	(22)	38,808	18,185	56,993

	$31,817	$17,378	$49,195	$13,141	$(6,059)	$56,277	$32,430	$88,707

Share-based compensation	$72	$-	$72	$28	$126	$226	$164	$390

Depreciation and amortization	$2,706	$2,840	$5,546	$267	$(173)	$5,640	$3,935	$9,575

Operating income	$6,263	$5,119	$11,382	$2,519	$(2,262)	$11,639	$6,074	$17,713

Interest income	$-	$-	$-	$-	$-	$-	$10	$10

Interest expense	$997	$725	$1,722	$76	$2,163	$3,961	$1,540	$5,501

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended December 31, 2014

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$18,508	$-	$18,508	$27,908	$(18,829)	$27,587	$28,895	$56,482

Leasing	40,406	35,125	75,531	-	(22)	75,509	37,158	112,667

	$58,914	$35,125	$94,039	$27,908	$(18,851)	$103,096	$66,053	$169,149

Share-based compensation	$150	$5	$155	$56	$339	$550	$364	$914

Depreciation and amortization	$5,154	$5,696	$10,850	$544	$(308)	$11,086	$7,984	$19,070

Operating income	$11,303	$11,658	$22,961	$5,330	$(6,191)	$22,100	$11,081	$33,181

Interest income	$-	$-	$-	$-	$-	$-	$24	$24

Interest expense	$1,810	$1,413	$3,223	$173	$4,314	$7,710	$3,117	$10,827

Additions to long-lived assets	$29,647	$17,988	$47,635	$356	$(4,783)	$43,208	$25,335	$68,543

Intersegment net revenues related to the sales of primarily portable liquid storage containers from Southern Frac to the North American leasing operations totaled and $6,037,000 and $18,829,000 during the quarter ended December 31, 2014 and FY 2015 and $132,000 and $160,000 during the quarter ended December 31, 2015 and FY 2016, respectively.

Note 12. Subsequent Events

On January 14, 2016, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2015 through January 30, 2016, and is payable on February 1, 2016 to holders of record as of January 29, 2016.

On January 27, 2016, the Company amended the Credit Suisse Term Loan to, among other things, extend the maturity date to July 1, 2017.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of December 31, 2015, our two geographic leasing operations lease and sell their products through twenty-one customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, forty-five branch locations in the United States and two branch locations in Canada. At that date, we had 269 and 521 employees and 42,317 and 35,347 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2015 (“QE FY 2016”) Compared to Quarter Ended December 31, 2014 (“QE FY 2015”)

The following compares our QE FY 2016 results of operations with our QE FY 2015 results of operations.

Revenues.  Revenues decreased $5.4 million, or 6%, to $83.3 million in QE FY 2016 from $88.7 million in QE FY 2015. This consisted of a $5.6 million decrease, or 11%, in revenues in our North American leasing operations, an increase of $4.8 million, or 15%, in revenues in the Asia-Pacific area and a decrease of $4.6 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in QE FY 2016 versus QE FY 2015 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2016 was $0.7204 U.S. dollar compared to $0.8559 U.S. dollar during QE FY 2015. In Australian dollars, total revenues in the Asia-Pacific area increased by 37%.

Excluding Lone Star (doing business in the oil and gas sector), total revenues of our North American leasing operations increased by $7.8 million in QE FY 2016 from QE FY 2015 across most sectors, offset somewhat by decreases in the oil and gas, government and industrial sectors totaling $2.7 million. At Lone Star, revenues declined by $10.7 million, or approximately 61%, from $17.4 million in QE FY 2015 to $6.7 million in QE FY 2016. The revenue increase in the Asia-Pacific area was primarily in the transportation, building and construction and removals (moving) and storage sectors, where revenues increased by $8.8 million in QE FY 2016 from QE FY 2015, offset somewhat by decreases in the oil and gas, mining, government and consumer sectors totaling $3.1 million.

Sales and leasing revenues represented 45% and 55% of total non-manufacturing revenues, respectively, in QE FY 2016 compared to 30% and 70% of total non-manufacturing revenues in QE FY 2015.

Sales during QE FY 2016 amounted to $39.2 million, compared to $31.7 million during QE FY 2015; representing an increase of $7.5 million, or 24%. This consisted of an $8.7 million increase, or 61%, in sales in the Asia-Pacific area, an increase of $3.4 million, or 33%, in our North American leasing operations and a decrease in manufacturing sales of $4.6 million, or 65%, at Southern Frac. Overall, non-manufacturing sales increased by a net $12.1 million, or 49%, in QE FY 2016 from QE FY 2015. The increase in the Asia-Pacific area was comprised of a decrease of $1.8 million ($0.8 million increase due to higher unit sales, $0.3 million decrease due to average price reductions and a $2.3 million decrease due to foreign exchange movements) in the CSC operations and an increase of $10.5 million ($4.0 million increase due to higher unit sales, an $8.6 million increase due to higher average prices and a $2.1 million decrease due to foreign exchange movements) in the national accounts group, which included three low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $8.0 million (approximately AUS$11.0 million). In our North American leasing operations, the higher sales in QE FY 2016 versus QE FY 2015 were across most sectors, but primarily in the services, construction and commercial sectors, which increased by an aggregate of $3.9 million, and were offset somewhat by decreases in the oil and gas and government sectors totaling $1.7 million. The decrease at Southern Frac was due to the decreased demand for our portable liquid containment tanks caused by weaker oil and gas drilling activity, primarily in Texas, which sales totaled $0.3 million in QE FY 2016 versus $7.1 million in QE FY 2015; offset somewhat by sales totaling $2.2 million from our new chassis and other steel-based product lines.

Leasing revenues during QE FY 2016 totaled $44.1 million, as compared to $57.0 million during QE FY 2015, representing a decrease of $12.9 million, or 23%. This consisted of a decrease of $9.0 million, or 23%, in North America, and a decrease of $3.9 million, or 21%, in the Asia-Pacific area. In Australian dollars, leasing revenues decreased by 7% in the Asia-Pacific area from QE FY 2015 to QE FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 75%, respectively, during QE FY 2016, a decrease from 86% and 81% in QE FY 2015. The overall average utilization decreased in QE FY 2016 to 82% from 85% in QE FY 2015; and the average monthly lease rate of containers was AUS$163 in QE FY 2016 versus AUS$176 in QE FY 2015. Leasing revenues in QE FY 2016 decreased in Australian dollars over QE FY 2015 due primarily to the combination of lower monthly lease rates and the average monthly number of units on lease being more than 300 lower in QE FY 2016 as compared to QE FY 2015.

In our North American leasing operations, average utilization rates were 82%, 80%, 49%, 76% and 82% and average monthly lease rates were $128, $314, $739, $276 and $781 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2016; as compared to 87%, 87%, 85%, 74%

and 79% and average monthly lease rates of $119, $306, $1,509, $261 and $775 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2015, respectively. The average composite utilization rate decreased to 75% in QE FY 2016 from 82% in QE FY 2015; however, the composite average monthly number of units on lease was more than 4,200 higher in QE FY 2016 as compared to QE FY 2015. The strong utilization, increased average monthly number of units on lease and generally higher monthly lease rates resulted from improved demand in all sectors, except the oil and gas sector, which decreased by $11.7 million in QE FY 2016 from QE FY 2015. Leasing revenues from all other sectors increased by an aggregate $2.7 million, or 14%, in QE FY 2016 from FY 2015.

Cost of Sales.  Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $10.4 million from $17.6 million during QE FY 2015 to $28.0 million during QE FY 2016, as a result of the higher sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales decreased to approximately 24% in QE FY 2016 from 28% in QE FY 2015, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $3.5 million in QE FY 2016, as compared to $4.9 million in QE FY 2015, resulting in a gross margin loss of $1.0 million in QE FY 2016, versus a gross profit of $2.2 million in QE FY 2015, due primarily to the production inefficiencies of the start-up of our new chassis product line. Although we remain focused on making this and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business, we will be closely monitoring the situation.

Direct Costs of Leasing Operations and Selling and General Expenses.  Direct costs of leasing operations and selling and general expenses decreased by $5.3 million from $39.1 million during QE FY 2015 to $33.8 million during QE FY 2016. As a percentage of revenues, these costs also decreased to 41% during QE FY 2016 from 44% during QE FY 2015.

Depreciation and Amortization.  Depreciation and amortization decreased by $0.2 million to $9.2 million in QE FY 2016 from $9.4 million in QE FY 2015. The decrease was $0.5 million in the Asia-Pacific, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar in QE FY 2016 versus QE FY 2015 (in Australian dollars, depreciation and amortization increased by AUS$0.2 million); offset somewhat by a $0.3 million increase in North America, primarily due to our increased investment in the lease fleet and business acquisitions.

Interest Expense.  Interest expense of $5.0 million in QE FY 2016 was $0.5 million lower than the $5.5 million in QE FY 2015, consisting of $0.3 million lower in the Asia-Pacific area and $0.2 million lower in North America. The weighted-average interest rate of 5.6% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in QE FY 2016 increased slightly from 5.4% in QE FY 2015, but was more than offset by the comparatively lower average borrowings and the translation effect of a weaker Australian dollar to the U.S. dollar between the periods. In North America, the lower interest expense was due primarily to the weighted-average interest rate of 4.8% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2016 being lower than the 5.4% in QE FY 2015, despite higher average borrowings in QE FY 2016 as compared to QE FY 2015.

Foreign Currency Exchange and Other.  The currency exchange rate of one Australian dollar to one U.S. dollar was $0.8727 at September 30, 2014, $0.8158 at December 31, 2014, $0.6978 at September 30, 2015 and $0.7300 at December 31, 2015. In QE FY 2015 and QE FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(377,000) and $47,000, and $286,000 and $25,000, respectively. In addition, in QE FY 2015 and QE FY 2016, unrealized exchange losses on forward exchange contracts totaled $12,000 and $1.1 million, respectively. In QE FY 2016, we sold our owned real properties in the Asia-Pacific area for a net gain of $109,000.

Income Taxes.  Our effective income tax rate was 40.0% in QE FY 2016 and QE FY 2015. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends.  In both QE FY 2016 and QE FY 2015, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests.  Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $0.9 million and $1.6 million in QE FY 2016 and QE FY 2015, respectively, a decrease of $0.7 million. The decrease was due to the reduced profitability at both operating entities, which also included the translation effect at Royal Wolf of a weaker Australian dollar to the U.S. dollar in QE FY 2016 versus QE FY 2015.

Net Income Attributable to Common Stockholders.  Net income attributable to common stockholders of $0.1 million in QE FY 2016 was $4.5 million less than the $4.6 million in QE FY 2015, primarily as a result of lower operating profit in both North America and the Asia-Pacific area (including the adverse effect of the weakening Australian dollar).

Six Months Ended December 31, 2015 (“FY 2016”) Compared to Six Months Ended December 31, 2014 (“FY 2015”)

The following compares our FY 2016 results of operations with our FY 2015 results of operations.

Revenues.  Revenues decreased $22.0 million, or 13%, to $147.1 million in FY 2016 from $169.1 million in FY 2015. This consisted of a $13.4 million decrease, or 14%, in revenues in our North American leasing operations, a decrease of $4.1 million, or 6%, in revenues in the Asia-Pacific area and a decrease of $4.5 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2016 versus FY 2015 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2016 was $0.7233 U.S. dollar compared to $0.8910 U.S. dollar during FY 2015. In Australian dollars, total revenues in the Asia-Pacific area increased by 16% from FY 2015 to FY 2016.

Excluding Lone Star (doing business in the oil and gas sector), North American leasing revenues increased by $8.0 million in FY 2016 from FY 2015 across most sectors, offset somewhat by decreases in the oil and gas and government sectors totaling $4.2 million. At Lone Star, revenues declined by $21.4 million, or 61%, from $35.1 million in FY 2015 to $13.7 million in FY 2016. The revenue decrease in the Asia-Pacific area was primarily in the oil and gas, mining, consumer and government sectors, where revenues decreased by $7.6 million in FY 2016 from FY 2015, but was offset somewhat by increases totaling $6.6 million in the transportation, building and construction and agriculture sectors.

Sales and leasing revenues represented 40% and 60% of total non-manufacturing revenues, respectively, in FY 2016 compared to 30% and 70% of total non-manufacturing revenues in FY 2015.

Sales during FY 2016 amounted to $61.6 million, compared to $56.5 million during FY 2015; representing an increase of $5.1 million, or 9%. This consisted of a $5.1 million increase, or 18%, in sales in the Asia-Pacific area, an increase of $4.5 million, or 24%, in our North American leasing operations and a decrease in manufacturing sales of $4.5 million, or 49%, at Southern Frac. Overall, non-manufacturing sales increased by a net $9.6 million, or 20%, in FY 2016 from FY 2015. The increase in the Asia-Pacific area was comprised of a decrease of $5.1 million ($0.4 million decrease due to lower unit sales, $0.5 million increase due to higher average prices and a $5.2 million decrease due to foreign exchange movements) in the CSC operations and an increase of $10.2 million ($4.7 million increase due to higher unit sales, a $8.3 million increase due to higher average prices and a $2.8 million decrease due to foreign exchange movements) in the national accounts group, which included three low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $8.0 million (approximately AUS$11.0 million). In our North American leasing operations, the higher sales in FY 2016 versus FY 2015 were primarily in the services, education and construction sectors, which increased by an aggregate of $5.9 million, and were offset somewhat by decreases in the oil and gas and government sectors totaling $2.3 million. The decrease at Southern Frac was due to the decreased demand for our portable liquid containment tanks caused by weaker oil and gas drilling activity, primarily in Texas, which sales totaled $1.5 million in FY 2016 versus $9.1 million in FY 2015; offset somewhat by sales totaling $3.1 million from our new chassis and other steel-based product lines.

Leasing revenues during FY 2016 totaled $85.4 million, as compared to $112.7 million during FY 2015, representing a decrease of $27.3 million, or 24%. This consisted of a decrease of $18.0 million, or 24%, in North America, and a decrease of $9.3 million, or 25%, in the Asia-Pacific area. In Australian dollars, leasing revenues decreased by 8% in the Asia-Pacific area from FY 2015 to FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 67%, respectively, during FY 2016, a decrease from 86% and 76% in FY 2015. The overall average utilization decreased in FY 2016 to 80% from 83% in FY 2015; and the average monthly lease rate of containers was AUS$164 in FY 2016 versus AUS$178 in FY 2015. Leasing revenues in FY 2016 decreased in Australian dollars over FY 2015 due primarily to the combination of lower monthly lease rates and the average monthly number of units on lease being more than 500 lower in FY 2016 as compared to FY 2015.

In our North American leasing operations, average utilization rates were 78%, 80%, 49%, 76% and 81% and average monthly lease rates were $122, $318, $773, $276 and $781 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2016; as compared to 83%, 86%, 86%, 74% and 78% and average monthly lease rates were $116, $300, $1,540, $256 and $783 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2015, respectively. The average composite utilization rate decreased to 73% in FY 2016 from 81% in FY 2015; however, the composite average monthly number of units on lease was over 4,400 higher in FY 2016 as compared to FY 2015. The strong utilization, increased average monthly number of units on lease and generally higher monthly lease rates resulted from improved demand in all sectors except the oil and gas sector, which decreased by $23.4 million. Leasing revenues from all other sectors increased by an aggregate of $5.5 million, or 15%, in FY 2016 from FY 2015.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $8.5 million from $34.1 million during FY 2015 to $42.6 million during FY 2016, as a result of the increased sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales decreased to 25% in FY 2016 from 28% in FY 2015, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $6.3 million in FY 2016, as compared to $6.0 million in FY 2015, resulting in a gross margin loss of $1.7 million in FY 2016, versus a gross profit of $3.1 million in FY 2015, due primarily to the production inefficiencies of the start-up of our new chassis product line. Although we remain focused on making this and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business, we will be closely monitoring the situation.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses decreased by $10.1 million from $77.2 million during FY 2015 to $67.1 million during FY 2016. As a percentage of revenues, these costs remained constant at 46% during both FY 2015 and FY 2016.

Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million to $18.3 million in FY 2016 from $18.6 million in FY 2015. The decrease was $1.1 million in the Asia-Pacific, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015 (in Australian dollars, depreciation and amortization increased by AUS$0.6 million); offset somewhat by a $0.8 million increase in North America, primarily as a result of our increased investment in lease fleet purchases and business acquisitions.

Interest Expense. Interest expense of $10.0 million in FY 2016 was $0.8 million lower than the $10.8 million in FY 2015, consisting of $0.6 million lower in the Asia-Pacific area and $0.2 million lower in North America. The weighted-average interest rate of 5.5% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in FY 2016 increased slightly from 5.4% in FY 2015, but was more than offset by the comparatively lower average borrowings between the periods. In North America, the lower interest expense was due primarily to the weighted-average interest rate of 4.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2016 being lower than the 5.5% in FY 2015, despite higher average borrowings in FY 2016 as compared to FY 2015.

Foreign Currency Exchange and Other.  The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9439 at June 30, 2014, $0.8158 at December 31, 2014, $0.7658 at June 30, 2015 and $0.7300 at December 31, 2015. In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(705,000) and $18,000, and $(368,000) and $30,000, respectively. In addition, in FY 2015 and FY 2016, unrealized exchange gains (losses) on forward exchange contracts totaled $778,000 and $(323,000), respectively. In FY 2016, we sold our owned real properties in the Asia-Pacific area for a net gain of $109,000.

Income Taxes.  Our effective income tax rate was 40.0% in FY 2016 and FY 2015. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends.  In both FY 2016 and FY 2015, we paid $1.8 million primarily on our 9.00% Series C Preferred Stock.

Noncontrolling Interests.  Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.4 million and $3.4 million in FY 2016 and FY 2015, respectively, a decrease of $2.0 million. The decrease was due to the reduced profitability at both operating entities, which also included the translation effect at Royal Wolf of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015.

Net Income Attributable to Common Stockholders.  Net loss attributable to common stockholders of $1.9 million in FY 2016 was $10.2 million less than the net income of $8.3 million in FY 2015, primarily as a result of lower operating profit in both North America and the Asia-Pacific area (including the adverse effect of the weakening Australian dollar).

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2014	2015	2014	2015

Net income	$7,119	$1,880	$13,520	$1,345
Add (deduct) —
Provision for income taxes	4,746	1,252	9,013	896
Foreign currency exchange loss (gain) and other	357	611	(155)	503
Interest expense	5,501	4,965	10,827	9,980
Interest income	(10)	(20)	(24)	(37)
Depreciation and amortization	9,575	9,436	19,070	18,722
Share-based compensation expense	390	727	914	1,353

Adjusted EBITDA	$27,678	$18,851	$53,165	$32,762

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

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $127,750,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $76,650,000 (AUS$105,000,000) and CBA’s proportionate share is $51,100,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $91,250,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $36,500,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

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

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time, we have prepaid $15,000,000 of the initial borrowings and there now remain $10,000,000 outstanding at December 31, 2015. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

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

As of December 31, 2015, our required principal and other obligations payments for the twelve months ending December 31, 2016 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,

	2016	2017	2018	2019

ANZ/CBA Credit Facility	$—	$76,170	$—	$6,849
Wells Fargo Credit Facility	—	182,419	—	—
Credit Suisse Term Loan	—	10,000	—	—
Senior Notes	—	—	—	—
Other	5,627	1,749	1,868	571

	$5,627	$270,338	$1,868	$7,420

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

Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of recent developments.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,

	2014	2015

Net cash provided by operating activities	$21,139	$25,437

Net cash used in investing activities	$(82,600)	$(24,805)

Net cash provided by financing activities	$63,466	$1,995

Cash Flow for FY 2016 Compared to FY 2015

Operating activities.  Our operations provided net cash flow of $25.4 million during FY 2016, an increase of $4.3 million from the $21.1 million of operating cash flow provided during FY 2015. While net income of $1.3 million in FY 2016 was $12.2 million lower than the net income of $13.5 million in FY 2015, our management of operating assets and liabilities in FY 2016, when compared to FY 2015, enhanced operating cash flows by $24.6 million. In FY 2016, our management of operating assets and liabilities increased operating cash flows by $6.4 million, whereas in FY 2015 operating cash flows were reduced by $18.2 million. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash add-backs for cash flow purposes, caused a net decrease of 0.7 million to operating cash flows in FY 2016 versus a net decrease of $0.1 million in FY 2015. However, our operating cash flows in FY 2016 decreased by approximately $1.0 million over FY 2015 as a result of lower depreciation and amortization (including amortization of deferred financing costs) and accretion of interest. Depreciation, amortization (including amortization of deferred financing costs) and accretion of interest totaled $19.8 million in FY 2016 versus $20.8 million in FY 2015. Additionally, our FY 2016 operating cash flows were further reduced by $8.1 million when compared to FY 2015 from non-cash adjustments of deferred income taxes. Typically, our operating cash flows are enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. In both FY 2016 and FY 2015, operating cash flows were reduced by gains on the sales of lease fleet of $3.3 million and $3.2 million, respectively, and enhanced by non-cash share-based compensation charges of $1.4 million and 0.9 million, respectively.

 Investing Activities.  Net cash used in investing activities was $24.8 million during FY 2016, as compared to $82.6 million used during FY 2015, a significant decrease of $57.8 million. Purchases of property, plant and equipment (or rolling stock) were $2.5 million in FY 2016 and $13.3 million in FY 2015, a decrease of $10.8 million; and proceeds from sales of property, plant and equipment were $10.6 million in FY 2016 and $0.2 million in FY 2015, an increase of $10.4 million. FY 2015 included a real estate purchase in the Asia-Pacific area totaling $9.1 million and in FY 2016 all of our owned real properties in the Asia-Pacific area were sold for $10.3 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $17.3 million in FY 2016 as compared to $43.8 million in FY 2015, a decrease of $26.5 million. In FY 2016, net capital expenditures of lease fleet were approximately $11.8 million in North America, as compared to $36.5 million in FY 2015, a decrease of $24.7 million, due primarily to reduced demand in our liquid containment business; and net capital expenditures of lease fleet in the Pan Pacific totaled $5.5 million in FY 2016, versus $7.3 million in FY 2015, a decrease of $1.8 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2016, we made four business acquisitions (two each in North America and the Asia-Pacific area) for cash of $15.5 million, as compared to four business acquisitions (three in North America and one in the Asia-Pacific area) in FY 2015 for cash totaling $25.4 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Financing Activities.  Net cash provided by financing activities was $2.0 million during FY 2016, as compared to $63.5 million provided during FY 2015, a significant decrease of $61.5 million. In FY 2016 and FY 2015, cash provided from financing activities included net borrowings of $5.9 million and $70.8 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions. However, cash was used in both FY 2016 and FY 2015 to pay preferred stock dividends of $1.8 million on primarily our Series C Preferred Stock. Additionally, in FY 2016 and FY 2015, Royal Wolf paid capital stock dividends of $1.7 million and $2.4 million, respectively, to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements); and in FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac. In FY 2015, cash was used to purchase $3.4 million of RWH capital stock in the open market, of which a net $0.9 million was purchased by Royal Wolf for eventual issuance to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $44.7 million and $40.8 million at December 31, 2015 and $47.6 million and $36.9 million at June 30, 2015, respectively. At December 31, 2015, days sales outstanding (“DSO”) in trade receivables were 39 days and 46 days in the Asia-Pacific area and in our North American leasing operations, as compared to 40 days and 66 days at June 30, 2015, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $418.1 million at December 31, 2015, as compared to $411.0 million at June 30, 2015. At December 31, 2015, we had 77,664 units (22,068 units in retail operations in Australia, 10,140 units in national account group operations in Australia, 10,109 units in New Zealand, which are considered retail; and 35,347 units in North America) in our lease fleet, as compared to 72,856 units (21,301 units in retail operations in Australia, 10,263 units in national account group operations in Australia, 10,178 units in New Zealand, which are considered retail; and 31,114 units in North America) at June 30, 2015. At those dates, 62,709 units (18,847 units in retail operations in Australia, 8,792 units in national account group operations in Australia, 8,552 units in New Zealand, which are considered retail; and 26,518 units in North America); and 54,730 units (17,851 units in retail operations in Australia, 6,391 units in national account group operations in Australia, 8,762 units in New Zealand, which are considered retail; and 21,726 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 36,121 storage and freight containers and 6,196 portable building containers at December 31, 2015; and 36,177 storage and freight containers and 5,565 portable building containers at June 30, 2015. At those dates, units on lease were comprised of 31,832 storage and freight containers and 4,359 portable building containers; and 29,178 storage and freight containers and 3,826 portable building containers, respectively.

In North America, the lease fleet was comprised of 22,680 storage containers, 2,834 office containers (GLOs), 4,046 portable liquid storage tank containers, 4,639 mobile offices and 1,148 modular units at December 31, 2015; and 18,708 storage containers, 2,550 office containers (GLOs), 4,027 portable liquid storage tank containers, 4,690 mobile offices and 1,139 modular units at June 30, 2015. At those dates, units on lease were comprised of 17,862 storage containers, 2,192 office containers, 2,070 portable liquid storage tank containers, 3,438 mobile offices and 956 modular units; and 13,225 storage containers, 2,062 office containers, 1,980 portable liquid storage tank containers, 3,548 mobile offices and 911 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 8, 2016	GENERAL FINANCE CORPORATION

By: /s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

By: /s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Registrant’s Form 8-K filed December 9, 2015)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.