Form 10-Q
period 2016-03-31
General Finance CORP
filed 2016-05-09
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,087,294 shares outstanding as of May 5, 2016.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2015	March 31, 2016
Assets
Cash and cash equivalents	$3,716	$7,046
Trade and other receivables, net of allowance for doubtful accounts of $6,663 and $8,197 at June 30, 2015 and March 31, 2016, respectively	47,641	39,720
Inventories	36,875	39,874
Prepaid expenses and other	7,763	10,322
Property, plant and equipment, net	39,452	27,625
Lease fleet, net	410,985	423,169
Goodwill	99,344	102,332
Other intangible assets, net	41,394	37,761

Total assets	$687,170	$687,849

Liabilities
Trade payables and accrued liabilities	$37,590	$41,946
Income taxes payable	1,291	125
Unearned revenue and advance payments	13,958	15,249
Senior and other debt	356,733	359,412
Deferred tax liabilities	43,242	41,218

Total liabilities	452,814	457,950

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 and 40,712 at June 30, 2015 and March 31, 2016, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,008,878 and 26,074,294 shares issued and outstanding at June 30, 2015 and March 31, 2016, respectively	3	3

Additional paid-in capital	124,288	123,309

Accumulated other comprehensive loss	(12,873)	(12,976)
Accumulated deficit	(4,653)	(7,092)

Total General Finance Corporation stockholders’ equity	146,865	143,344
Equity of noncontrolling interests	87,491	86,555

Total equity	234,356	229,899

Total liabilities and equity	$687,170	$687,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Revenues
Sales:
Lease inventories and fleet	$19,923	$23,381	$67,326	$80,408
Manufactured units	3,452	1,230	12,531	5,852

	23,375	24,611	79,857	86,260
Leasing	46,011	41,858	158,678	127,262

	69,386	66,469	238,535	213,522

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	14,246	17,136	48,342	59,720
Manufactured units	2,779	1,869	8,806	8,202
Direct costs of leasing operations	18,992	17,490	59,327	51,687
Selling and general expenses	17,367	16,757	54,233	49,695
Impairment of goodwill	—	2,681	—	2,681
Depreciation and amortization	9,475	9,583	28,119	27,897

Operating income	6,527	953	39,708	13,640

Interest income	28	35	52	72
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized loss of $0 and $(11) in the quarter and nine months ended March 31, 2015, respectively)	(5,179)	(4,838)	(16,006)	(14,818)
Foreign currency exchange gain (loss) and other	(374)	59	(219)	(444)

	(5,525)	(4,744)	(16,173)	(15,190)

Income (loss) before provision for income taxes	1,002	(3,791)	23,535	(1,550)

Provision (benefit) for income taxes (includes benefit from AOCI reclassifications of $0 and $(4) in the quarter and nine months ended March 31, 2015, respectively)	401	(1,516)	9,414	(620)

Net income (loss)	601	(2,275)	14,121	(930)

Preferred stock dividends	(922)	(922)	(2,766)	(2,766)
Noncontrolling interests	(1,420)	(85)	(4,787)	(1,509)

Net income (loss) attributable to common stockholders	$(1,741)	$(3,282)	$6,568	$(5,205)

Net income (loss) per common share:
Basic	$(0.07)	$(0.13)	$0.25	$(0.20)
Diluted	(0.07)	(0.13)	0.25	(0.20)

Weighted average shares outstanding:
Basic	25,862,668	26,074,556	25,774,758	26,037,382
Diluted	25,862,668	26,074,556	26,467,138	26,037,382

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Net income (loss)	$601	$(2,275)	$14,121	$(930)

Other comprehensive income (loss):
Fair value change in derivative, net of ineffective portion of cash flow hedge reclassifications to the statement of operations of an unrealized loss of $0 and $(11) in the quarter and nine months ended March 31, 2015, respectively (which includes reclassifications of the related income tax benefit of $0 and $(4) in the quarter and nine months ended March 31, 2015, respectively); and net of income tax effect of $59 and $200 in the quarter and nine months ended March 31, 2015 and $82 and $321 in the quarter and nine months ended March 31, 2016, respectively	(175)	222	(483)	340

Cumulative translation adjustment	(7,065)	5,315	(26,051)	(142)

Total comprehensive income (loss)	(6,639)	3,262	(12,413)	(732)

Allocated to noncontrolling interests	2,000	(2,715)	7,895	(1,810)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(4,639)	$547	$(4,518)	$(2,542)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at July 1, 2015	$40,100	$3	$124,288	$(12,873)	$(4,653)	$146,865	$87,491	$234,356
Share-based compensation	—	—	1,787	—	—	1,787	335	2,122
Preferred stock dividends	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(3,081)	(3,081)
Grant of net 65,416 shares of restricted stock	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,439)	(2,439)	1,509	(930)
Fair value change in derivative, net of related tax effect	—	—	—	173	—	173	167	340
Cumulative translation adjustment	—	—	—	(276)	—	(276)	134	(142)

Total comprehensive loss	—	—	—	—	—	(2,542)	1,810	(732)

Balance at March 31, 2016	$40,100	$3	$123,309	$(12,976)	$(7,092)	$143,344	$86,555	$229,899

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2015	2016
Net cash provided by operating activities (Note 10)	$22,503	$35,192

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(33,913)	(15,903)
Proceeds from sales of property, plant and equipment	162	10,540
Purchases of property, plant and equipment	(16,018)	(3,272)
Proceeds from sales of lease fleet	17,110	21,125
Purchases of lease fleet	(67,833)	(40,674)
Other intangible assets	(555)	(264)

Net cash used in investing activities	(101,047)	(28,448)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	706	(525)
Proceeds from senior and other debt borrowings, net	91,153	3,325
Deferred financing costs	(154)	(158)
Proceeds from issuances of common stock	526	—
Purchases of subsidiary capital stock	(3,386)	—
Dividends and distributions by subsidiaries	(2,409)	(1,949)
Preferred stock dividends	(2,766)	(2,766)

Net cash provided by (used in) financing activities	83,670	(2,073)

Net increase in cash	5,126	4,671

Cash and equivalents at beginning of period	5,846	3,716

The effect of foreign currency translation on cash	(2,421)	(1,341)

Cash and equivalents at end of period	$8,551	$7,046

Non-cash investing and financing activities:

The Company issued common stock of $156 as a part of the consideration for a business acquisition during the nine months ended March 31, 2015 and included holdback amounts totaling $3,371 and $1,839 as part of the consideration for business acquisitions during the nine months ended March 31, 2015 and 2016, respectively.

On February 10, 2015 and February 8, 2016, the Board of Directors of Royal Wolf declared a dividend of AUS$0.04 and AUS$0.03 per RWH share payable on April 2, 2015 and April 4, 2016 to shareholders of record on March 18, 2015 and March 16, 2016, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $1,513 (AUS$1,968) and $1,132 (AUS$1,476), as a charge directly to the equity of noncontrolling interests at March 31, 2015 and 2016, respectively (see Note 3).

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

Unless otherwise indicated, references to “FY 2015” and “FY 2016” are to the nine months ended March 31, 2015 and 2016, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,
	2015	2016
Finished goods	$30,428	$34,287
Work in progress	3,678	2,743
Raw materials	2,769	2,844

	$36,875	$39,874

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,
		2015	2016
Land	—	$9,656	$2,168
Building and improvements	10 — 40 years	6,580	4,887
Transportation and plant equipment (including capital lease assets)	3 — 20 years	37,362	37,876
Furniture, fixtures and office equipment	3 — 10 years	8,613	9,296
Construction in-process		4	—

		62,215	54,227
Less accumulated depreciation and amortization		(22,763)	(26,602)

		$39,452	$27,625

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2015 and March 31, 2016, the gross costs of the lease fleet were $478,416,000 and $503,657,000, respectively.

Goodwill and Other Intangible Assets

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill and other intangible assets in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. The Company assesses the potential impairment of goodwill and intangible assets with indefinite lives on an annual basis by reporting unit (see Note 11) or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of a reporting unit is less than its carrying amount. The Company conducted its annual impairment analysis at June 30, 2015 and concluded that goodwill and intangible assets with indefinite lives were not impaired as of that date. In particular, the step one impairment analysis performed on the North American reporting units, Pac-Van, Lone Star and Southern Frac, calculated that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets) as of June 30, 2015. At March 31, 2016, the Company determined that qualitative factors in its North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11%, its implied value of goodwill was still greater than its carrying value. However, the Company determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. Determining the fair value of a reporting unit is judgmental and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives, as follows (in thousands):

	June 30,	March 31,
	2015	2016
Trademark and trade name	$5,875	$5,873
Customer base and lists	49,141	51,957
Non-compete agreements	13,902	14,361
Deferred financing costs	7,305	6,188
Other	2,839	3,213

	79,062	81,592
Less accumulated amortization	(37,668)	(43,831)

	$41,394	$37,761

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Basic	25,862,668	26,074,556	25,774,758	26,037,382
Assumed exercise of stock options	—	—	692,380	—

Diluted	25,862,668	26,074,556	26,467,138	26,037,382

Potential common stock equivalents totaling 1,900,273 and 1,207,893 for the quarter ended March 31, 2015 and FY 2015, respectively, and 1,727,213 for both the quarter ended March 31, 2016 and FY 2016 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU 2014-09 revenue recognition model virtually replaces all existing revenue recognition guidance and applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015 and ASU No. 2016-08 in March 2016) is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Public and nonpublic entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is evaluating the requirements of ASU 2014-09 and has not determined the effect of this ASU in the presentation of its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires that equity investments not accounted for under the equity method to be measured at fair value with the changes in fair value recognized in net income. The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update supersede the requirement to disclose the methods and significant assumptions used in calculating the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The Company can early adopt the provision requiring it to recognize in other comprehensive income the fair value change from instrument-specific credit risk measured using the fair value option for financial instruments. Except for this early application guidance, early adoption is not permitted and this update will be effective for fiscal years beginning after December 15, 2017. The Company does not believe the requirements of ASU No. 2016-01 will have a material effect in the presentation of its consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company believes the adoption of ASU No. 2016-02 will have a material effect in the presentation of its consolidated financial statements.

In March 2016, the FASB issued two updates relating to Derivatives and Hedging (Topic 815). ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met. ASU No. 2016-06, Contingent Out and Call Options in Debt Instruments, clarifies that an entity is required to assess the embedded call or put option solely in accordance with a specific four-step decision sequence and are not also required to assess whether the contingency for exercising the option is indexed to interest rate or credit risk. ASU No. 2016-05 and ASU No. 2016-06 will take effect for public companies in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe the requirements of these updates will have a material effect in the presentation of its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This update is intended to improve and simplify several aspects of the accounting for employee share-based payments, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flow. ASU No. 2016-09 will be effective for public companies in fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not believe the requirements of ASU No. 2016-09 will have a material effect in the presentation of its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2015 and March 31, 2016, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $100,000.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2015 and March 31, 2016, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling approximately $40,700,000.

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

Dividends

As of March 31, 2016, since issuance, dividends paid or payable totaled $75,000 for the Series B Preferred Stock and dividends paid totaled $9,890,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 12, 2014, the Board of Directors of Royal Wolf declared a dividend of AUS$0.055 per RWH share payable on October 3, 2014 to shareholders of record on September 18, 2014; and on February 10, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.04 per RWH share payable on April 2, 2015 to shareholders of record on March 18, 2015.

On August 12, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 2, 2015 to shareholders of record on September 17, 2015; and on February 8, 2016, the Board of Directors of Royal Wolf declared a dividend of AUS$0.03 per RWH share payable on April 4, 2016 to shareholders of record on March 16, 2016, respectively.

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

On February 19, 2016, the Company, through Pac-Van, purchased the container business of Box Service Company, Inc. (“BSC”) for $461,000, which included a holdback of $35,000. BSC is based in Houston, Texas.

The preliminary allocation for the acquisitions in FY 2016 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	MSS August 28, 2015	McKinney October 16, 2015	Other	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$1,613	$—	$1,613
Inventories	—	—	23	23
Prepaid expenses and other	—	8	—	8
Property, plant and equipment	60	531	77	668
Lease fleet	933	6,325	730	7,988
Accounts payables and accrued liabilities	—	(982)	(22)	(1,004)
Unearned revenue and advance payments	(27)	(2)	(56)	(85)

Total net tangible assets acquired and liabilities assumed	966	7,493	752	9,211

Fair value of intangible assets acquired:
Non-compete agreement	132	239	76	447
Customer lists/relationships	226	2,433	104	2,763
Other	—	89	—	89
Goodwill	173	5,000	131	5,304

Total intangible assets acquired	531	7,761	311	8,603

Total purchase consideration	$1,497	$15,254	$1,063	$17,814

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the MSS, McKinney and BSC acquisitions is deductible for U.S. income tax purposes. The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Spacewise resulting in estimated bargain purchase gain of $72,000. This gain has been recorded as non-operating income in the accompanying consolidated statements of operations.

The Company incurred approximately $94,000 and $243,000 and $28,000 and $137,000 during the quarter ended March 31, 2015 and FY 2015 and during the quarter ended March 31, 2016 and FY 2016, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $134,220,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,532,000 (AUS$105,000,000) and CBA’s proportionate share is $53,688,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $95,871,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,349,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 2.10% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At March 31, 2016, the 30-day and 90-day BBSY and BKBM were 2.140% and 2.362% and 2.335% and 2.390%, respectively. The ANZ/CBA Credit Facility also includes a $2,301,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.5 times EBITDA, as defined, through June 30, 2016, and 3.25 times EBITDA thereafter.

At March 31, 2016, total borrowings and availability under the ANZ/CBA Credit Facility totaled $84,660,000 (AUS$110,383,000) and $25,237,000 (AUS$32,905,000), respectively. Of the total borrowings, $77,749,000 (AUS$101,372,000) is drawn under Facility A and $6,911,000 (AUS$9,011,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.76697 U.S. dollar at March 31, 2016.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At March 31, 2016, borrowings and availability under the Wells Fargo Credit Facility totaled $182,461,000 and $25,790,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of March 31, 2016, there remains $10,000,000 outstanding.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Other

At March 31, 2016, other debt totaled $10,291,000.

The Company was in compliance with the financial covenants under all its credit facilities as of March 31, 2016.

The weighted-average interest rate in the Asia-Pacific area was 4.7% and 4.9% and 5.2% and 5.3% in the quarter ended March 31, 2015 and 2016 and in FY 2015 and FY 2016, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 5.0% and 4.9% and 5.4% and 4.9% in the quarter ended March 31, 2015 and 2016 and in FY 2015 and FY 2016, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

Level 2 - Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2015	March 31, 2016
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,429	$982

Forward Exchange Contracts	Trade and other receivables	120	—
Forward Exchange Contracts	Trade payables and accrued liabilities	—	551

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2015	2016	2015	2016
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$—	$—	$(11)	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(286)	(323)	492	(646)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective prior to FY 2015 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized loss of $11,000. There was no ineffective portion recorded in the quarter ended March 31, 2015 and in FY 2016.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2015 and March 31, 2016, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2015		March 31, 2016
	Swap	Option (Cap)	Swap	Option
Notional amounts	$38,290	$—	$38.349	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.09%	—	2.14%	—
Fair Value of Combined Contracts	$(1,429)	$—	$(982)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2015, there were 27 open forward exchange contracts that mature between July 2015 and December 2015; and as of March 31, 2016, there were 55 open forward exchange contracts that mature between April 2016 and September 2016, as follows (dollars in thousands):

	June 30, 2015		March 31, 2016
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$9,540	$—	$9,372	$—
Exchange/Strike Rates (AUD to USD)	0.7506 - 1.0286	—	0.6460 – 0.7843	—
Fair Value of Combined Contracts	$120	$—	$(551)	$—

For the quarters ended March 31, 2015 and 2016, net unrealized and realized foreign exchange gains (losses) totaled $(7,000) and $(67,000), and $349,000 and $44,000, respectively. In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(712,000) and $(49,000), and 19,000 and $74,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2015 was determined to be approximately $345,534,000. The Company also determined that the fair value of its other debt of $9,893,000 at June 30, 2015, approximated or would not vary significantly from their carrying values. The Company believes that market conditions for its senior credit facilities, Credit Suisse Term Loan and other debt at March 31, 2016 have not changed significantly from June 30, 2015. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2016 would not vary significantly from the proportion determined at June 30, 2015.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 in both the quarters ended March 31, 2015 and 2016 and $83,000 in both FY 2015 and FY 2016.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both the quarter ended March 31, 2015 and 2016 and $89,000 in both FY 2015 and FY 2016.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At March 31, 2016, 1,276,788 shares remain available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2016, there were no significant outstanding stock options held by non-employee consultants that were not fully vested.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s stock option activity and related information for FY 2016 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2015	2,110,191	$5.35
Granted	—	—
Exercised	—	—
Forfeited or expired	(13,334)	6.41

Outstanding at March 31, 2016	2,096,857	$5.35	4.6

Vested and expected to vest at March 31, 2016	2,096,857	$5.35	4.6

Exercisable at March 31, 2016	1,726,553	$5.24	3.7

At March 31, 2016, outstanding time-based options and performance-based options totaled 1,312,147 and 784,710, respectively. Also at that date, the Company’s market price for its common stock was $4.70 per share, which was below the exercise prices of over 56% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $824,400. Share-based compensation of $6,450,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2016. At that date, there remains $986,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.38 years.

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

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2015	293,983	$6.18
Granted	66,498	4.06

Vested	(27,370)	8.22

Forfeited	(1,082)	9.25

Nonvested at March 31, 2016	332,029	$5.58

Share-based compensation of $1,690,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2016. At that date, there remains $699,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.25 year – 0.75 year for the non-vested equity shares.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of March 31, 2016, Royal Wolf has granted, net of forfeitures, 2,515,423 performance rights to key management personnel under the LTI Plan, which includes a special incentive grant of 106,112 performance rights to the RWH chief executive officer in FY 2015 that generally will vest ratably each year over the three years commencing on July 1, 2016. Also, as of March 31, 2016, 607,211 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2015 and FY 2016, share-based compensation of $614,000 and $663,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2015	2016
Cash flows from operating activities
Net income (loss)	$14,121	$(930)
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(90)	(110)
Gain on sales of lease fleet	(4,747)	(5,076)
Gain on bargain purchase of business	—	(72)
Unrealized foreign exchange loss	712	19
Unrealized loss (gain) on forward exchange contracts	(492)	646
Unrealized loss on interest rate swaps and options	11	—
Impairment of goodwill	—	2,681
Depreciation and amortization	28,752	28,509
Amortization of deferred financing costs and accretion of interest	2,499	1,535
Share-based compensation expense	1,454	2,122
Deferred income taxes	7,036	(1,844)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	10,515	8,579
Inventories	(14,726)	214
Prepaid expenses and other	(1,710)	(2,626)
Trade payables, accrued liabilities and unearned revenues	(21,040)	2,645
Income taxes	208	(1,100)

Net cash provided by operating activities	$22,503	$35,192

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transactions between reportable segments included in the tables below are recorded on an arms-length basis at market in conformity with U.S. GAAP and the Company’s significant accounting policies (see Note 2). The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	Quarter Ended March 31, 2016
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$12,411	$—	$12,411	$1,652	$(422)	$13,641	$10,970	$24,611
Leasing	22,517	5,533	28,050	—	(33)	28,017	13,841	41,858

	$34,928	$5,533	$40,461	$1,652	$(455)	$41,658	$24,811	$66,469

Share-based compensation	$89	$10	$99	$27	$357	$483	$286	$769

Impairment of goodwill	$—	$—	$—	$2,681	$—	$2,681	$—	$2,681

Depreciation and amortization	$3,516	$2,611	$6,127	$263	$(187)	$6,203	$3,584	$9,787

Operating income (loss)	$3,823	$(630)	$3,193	$(3,663)	$(1,230)	$(1,700)	$2,653	$953

Interest income	$—	$—	$—	$—	$—	$—	$35	$35

Interest expense	$1,510	$375	$1,885	$90	$1,825	$3,800	$1,038	$4,838

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended March 31, 2016
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$35,430	$—	$35,430	$6,434	$(582)	$41,282	$44,978	$86,260
Leasing	66,403	19,212	85,615	—	(99)	85,516	41,746	127,262

	$101,833	$19,212	$121,045	$6,434	$(681)	$126,798	$86,724	$213,522

Impairment of goodwill	$—	$—	$—	$2,681	$—	$2,681	$—	$2,681

Share-based compensation	$288	$30	$318	$101	$1,040	$1,459	$663	$2,122

Depreciation and amortization	$9,866	$7,910	$17,776	$789	$(559)	$18,006	$10,503	$28,509

Operating income (loss)	$14,116	$(134)	$13,982	$(6,161)	$(3,655)	$4,166	$9,474	$13,640

Interest income	$—	$—	$—	$—	$1	$1	$71	$72

Interest expense	$4,250	$1,155	$5,405	$218	$5,667	$11,290	$3,528	$14,818

Additions to long-lived assets	$25,771	$245	$26,016	$182	$2	$26,200	$17,746	$43,946

	At March 31, 2016
Long-lived assets	$236,129	$60,156	$296,285	$3,517	$(11,063)	$288,739	$162,055	$450,794

Goodwill	$54,058	$20,782	$74,840	$—	$—	$74,840	$27,492	$102,332

	At June 30, 2015
Long-lived assets	$222,445	$65,099	$287,544	$3,944	$(11,624)	$279,864	$170,573	$450,437

Goodwill	$48,484	$20,782	$69,266	$2,681	$—	$71,947	$27,397	$99,344

	Quarter Ended March 31, 2015
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$7,760	$25	$7,785	$4,916	$(1,464)	$11,237	$12,138	$23,375
Leasing	20,330	9,362	29,692	—	(33)	29,659	16,352	46,011

	$28,090	$9,387	$37,477	$4,916	$(1,497)	$40,896	$28,490	$69,386

Share-based compensation	$69	$2	$71	$28	$187	$286	$254	$540

Depreciation and amortization	$2,949	$2,806	$5,755	$266	$(184)	$5,837	$3,845	$9,682

Operating income (loss)	$3,906	$(1,045)	$2,861	$123	$(1,485)	$1,499	$5,028	$6,527

Interest income	$—	$—	$—	$—	$—	$—	$28	$28

Interest expense	$1,135	$585	$1,720	$70	$2,058	$3,848	$1,331	$5,179

	Nine Months Ended March 31, 2015
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$26,268	$25	$26,293	$32,824	$(20,293)	$38,824	$41,033	$79,857
Leasing	60,736	44,487	105,223	—	(55)	105,168	53,510	158,678

	$87,004	$44,512	$131,516	$32,824	$(20,348)	$143,992	$94,543	$238,535

Share-based compensation	$219	$7	$226	$84	$526	$836	$618	$1,454

Depreciation and amortization	$8,103	$8,502	$16,605	$810	$(492)	$16,923	$11,829	$28,752

Operating income	$15,209	$10,613	$25,822	$5,453	$(7,676)	$23,599	$16,109	$39,708

Interest income	$—	$—	$—	$—	$—	$—	$52	$52

Interest expense	$2,945	$1,998	$4,943	$243	$6,372	$11,558	$4,448	$16,006

Additions to long-lived assets	$36,005	$18,529	$54,534	$371	$(5,071)	$49,834	$34,017	$83,851

Intersegment net revenues related to sales of primarily portable liquid storage containers from Southern Frac to the North American leasing operations totaled and $1,464,000 and $20,293,000 during the quarter ended March 31, 2015 and FY 2015 and $422,000 and $582,000 during the quarter ended March 31, 2016 and FY 2016, respectively.

Note 12. Subsequent Events

On April 4, 2016, the Company, through Pac-Van, purchased the container business of Aran Trading, Ltd. (“Aran”), for approximately $4,930,000, which included holdback and other adjustment amounts totaling approximately $500,000. Aran, which is located in Salisbury, Massachusetts, leases and sells storage containers and trailers in the New England area.

On April 15, 2016, the Company announced that its Board of Directors declared a cash dividend of $2.25 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2016 through April 29, 2016, and is payable on May 2, 2016 to holders of record as of April 29, 2016.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of March 31, 2016, our two geographic leasing operations lease and sell their products through twenty-one customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, forty-six branch locations in the United States and two branch locations in Canada. At that date, we had 275 and 493 employees and 42,450 and 35,334 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended March 31, 2016 (“QE FY 2016”) Compared to Quarter Ended March 31, 2015 (“QE FY 2015”)

The following compares our QE FY 2016 results of operations with our QE FY 2015 results of operations.

Revenues. Revenues decreased $2.9 million, or 4%, to $66.5 million in QE FY 2016 from $69.4 million in QE FY 2015. This consisted of a $3.0 million increase, or 8%, in revenues in our North American leasing operations, a decrease of $3.7 million, or 13%, in revenues in the Asia-Pacific area and a decrease of $2.2 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in QE FY 2016 versus QE FY 2015 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2016 was $0.7223 U.S. dollar compared to $0.7879 U.S. dollar during QE FY 2015. In Australian dollars, total revenues in the Asia-Pacific area decreased by 5%.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $6.8 million in QE FY 2016 from QE FY 2015 across most sectors, offset somewhat by decreases in the oil and gas and government sectors totaling $1.6 million. At Lone Star, revenues declined by $3.9 million, or approximately 41%, from $9.4 million in QE FY 2015 to $5.5 million in QE FY 2016. The revenue decrease in the Asia-Pacific area was primarily in the oil and gas, mining, transportation and retailer sectors, where revenues decreased by $4.5 million in QE FY 2016 from QE FY 2015, offset somewhat by increases in the building and construction, industrial and defense sectors totaling $1.9 million.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues, respectively, in QE FY 2016 compared to 30% and 70% of total non-manufacturing revenues in QE FY 2015.

Sales during QE FY 2016 amounted to $24.6 million, compared to $23.4 million during QE FY 2015; representing an increase of $1.2 million, or 5%. This consisted of a $1.2 million decrease, or 10%, in sales in the Asia-Pacific area, an increase of $4.6 million, or 59%, in our North American leasing operations and a decrease in manufacturing sales of $2.2 million, or 65%, at Southern Frac. Overall, non-manufacturing sales increased by a net $3.4 million, or approximately 17%, in QE FY 2016 from QE FY 2015. The decrease in the Asia-Pacific area was comprised of a decrease of $1.3 million ($0.1 million increase due to higher unit sales, $0.6 million decrease due to average price reductions and a $0.8 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.1 million ($0.3 million increase due to higher average prices and a $0.2 million decrease due to foreign exchange movements) in the national accounts group. In our North American leasing operations, the higher sales in QE FY 2016 versus QE FY 2015 were across most sectors, but primarily in the construction, commercial, industrial and services sectors, which increased by an aggregate of $4.9 million, and were offset somewhat by decreases in the oil and gas and retail sectors totaling $0.7 million. The decrease at Southern Frac was due to the decreased demand for our portable liquid containment tanks caused by weaker oil and gas drilling activity, primarily in Texas.

Leasing revenues during QE FY 2016 totaled $41.9 million, as compared to $46.0 million during QE FY 2015, representing a decrease of $4.1 million, or 9%. This consisted of a decrease of $1.6 million, or approximately 5%, in North America, and a decrease of $2.5 million, or 15%, in the Asia-Pacific area. In Australian dollars, leasing revenues decreased by 8% in the Asia-Pacific area from QE FY 2015 to QE FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 83% and 75%, respectively, during QE FY 2016, as compared to 85% and 74% in QE FY 2015. The overall average utilization decreased slightly in QE FY 2016 to 81% from 82% in QE FY 2015; and the average monthly lease rate of containers was AUS$156 in QE FY 2016 versus AUS$172 in QE FY 2015. Leasing revenues in QE FY 2016 decreased in Australian dollars over QE FY 2015 due primarily to the lower composite monthly lease rate as a result of the reduction of units on lease of portable container buildings to the oil and gas sector.

In our North American leasing operations, average utilization rates were 71%, 79%, 44%, 75% and 83% and average monthly lease rates were $116, $322, $592, $278 and $774 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2016; as compared to 73%, 84%, 75%, 73% and 79% and average monthly lease rates of $107, $295, $835, $258 and $762 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2015, respectively. The average composite utilization rate decreased to 71% in QE FY 2016 from 76% in QE FY 2015; however, the composite average monthly number of units on lease was over 1,900 higher in QE FY 2016 as compared to QE FY 2015. The increased average monthly number of units on lease and generally higher monthly lease rates, other than frac tank containers, resulted from improved demand in most sectors, but was more than offset by a revenue decrease of $5.0 million in the oil and gas sector in QE FY 2016 from QE FY 2015. Leasing revenues from all other sectors increased by a net $3.3 million, or 18%, in QE FY 2016 from FY 2015.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $2.9 million from $14.2 million during QE FY 2015 to $17.1 million during QE FY 2016, as a result of the higher sales from our lease inventories and fleet, as discussed above. However, our gross profit percentage from these non-manufacturing sales decreased slightly to approximately 27% in QE FY 2016 from approximately 28% in QE FY 2015. Cost of sales from our manufactured products totaled $1.9 million in QE FY 2016, as compared to $2.8 million in QE FY 2015, resulting in a gross margin loss of $0.7 million in QE FY 2016, versus a gross profit of $0.6 million in QE FY 2015, due to the lack of volume of tank sales and production inefficiencies of the start-up of our new chassis product line. Although we remain focused on making our chassis product line and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business, we will be closely monitoring the situation.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses decreased by $2.2 million from $36.4 million during QE FY 2015 to $34.2 million during QE FY 2016. As a percentage of revenues, these costs remained constant at approximately 52% during QE FY 2016 and QE FY 2015.

Impairment of Goodwill. We recognized a non-cash impairment charge of $2.7 million to the goodwill recorded in our North American manufacturing operations as a result of the Southern Frac acquisition. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding goodwill.

Depreciation and Amortization. Depreciation and amortization increased by $0.1 million to $9.6 million in QE FY 2016 from $9.5 million in QE FY 2015. The decrease was $0.3 million in the Asia-Pacific, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar in QE FY 2016 versus QE FY 2015 (in Australian dollars, depreciation and amortization increased by AUS$0.1 million); offset by a $0.4 million increase in North America, primarily due to our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $4.8 million in QE FY 2016 was $0.4 million lower than the $5.2 million in QE FY 2015, consisting of $0.3 million lower in the Asia-Pacific area and $0.1 million lower in North America. The weighted-average interest rate of 4.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in QE FY 2016 increased slightly from 4.7% in QE FY 2015, but was more than offset by the comparatively lower average borrowings and the translation effect of a weaker Australian dollar to the U.S. dollar between the periods. In North America, the lower interest expense was due primarily to the weighted-average interest rate of 4.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2016 being slightly lower than the 5.0% in QE FY 2015, despite higher average borrowings in QE FY 2016 as compared to QE FY 2015.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.8158 at December 31, 2014, $0.7691 at March 31, 2015, $0.7300 at December 31, 2015 and $0.7670 at March 31, 2016. In QE FY 2015 and QE FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(7,000) and $(67,000), and $349,000 and $44,000, respectively. In addition, in QE FY 2015and QE FY 2016, unrealized exchange gains (losses) on forward exchange contracts totaled $(286,000) and $(323,000), respectively.

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

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $0.1 million and $1.4 million in QE FY 2016 and QE FY 2015, respectively, a decrease of $1.3 million. The decrease was due to the reduced profitability at both operating entities, which also included the translation effect at Royal Wolf of a weaker Australian dollar to the U.S. dollar in QE FY 2016 versus QE FY 2015.

Net Income Attributable to Common Stockholders. Net loss attributable to common stockholders of $3.3 million in QE FY 2016 was $1.6 million greater than the $1.7 million net loss attributable to common stockholders in QE FY 2015, primarily as a result of lower operating profit in both North America (including a goodwill impairment charge in our North American manufacturing operations) and the Asia-Pacific area (including the adverse effect of the weakening Australian dollar).

Nine Months Ended March 31, 2016 (“FY 2016”) Compared to Nine Months Ended March 31, 2015 (“FY 2015”)

The following compares our FY 2016 results of operations with our FY 2015 results of operations.

Revenues. Revenues decreased $25.0 million, or 10%, to $213.5 million in FY 2016 from $238.5 million in FY 2015. This consisted of a $10.5 million decrease, or 8%, in revenues in our North American leasing operations, a decrease of $7.9 million, or 8%, in revenues in the Asia-Pacific area and a decrease of $6.6 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2016 versus FY 2015 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2016 was $0.7230 U.S. dollar compared to $0.8571 U.S. dollar during FY 2015. In Australian dollars, total revenues in the Asia-Pacific area increased by 9% from FY 2015 to FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $14.8 million in FY 2016 from FY 2015 across most sectors, offset somewhat by decreases in the oil and gas and government sectors totaling $5.7 million. At Lone Star, revenues declined by $25.3 million, or 57%, from $44.5 million in FY 2015 to $19.2 million in FY 2016. The revenue decrease in the Asia-Pacific area was primarily in the oil and gas, consumer, mining, retail and government sectors, where revenues decreased by $11.4 million in FY 2016 from FY 2015, but was offset somewhat by increases totaling $6.3 million in the transportation, building and construction and industrial sectors.

Sales and leasing revenues represented 39% and 61% of total non-manufacturing revenues, respectively, in FY 2016 compared to 30% and 70% of total non-manufacturing revenues in FY 2015.

Sales during FY 2016 amounted to $86.3 million, compared to $79.9 million during FY 2015; representing an increase of $6.4 million, or 8%. This consisted of a $3.9 million increase, or 10%, in sales in the Asia-Pacific area, an increase of $9.1 million, or 35%, in our North American leasing operations and a decrease in manufacturing sales of $6.6 million, or 53%, at Southern Frac. Overall, non-manufacturing sales increased by a net $13.1 million, or 19%, in FY 2016 from FY 2015. The increase in the Asia-Pacific area was comprised of a decrease of $6.3 million ($0.3 million decrease due to lower unit sales, $0.1 million decrease due to lower average prices and a $5.9 million decrease due to foreign exchange movements) in the CSC operations and an increase of $10.2 million ($5.4 million increase due to higher unit sales, a $7.4 million increase due to higher average prices and a $2.6 million decrease due to foreign exchange movements) in the national accounts group, which included three low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $8.0 million (approximately AUS$11.0 million). In our North American leasing operations, sales increased by $11.9 million in FY 2016 from FY 2015 across most sectors, offset somewhat by decreases in the oil and gas and government sectors totaling $2.8 million. The decrease at Southern Frac was due to the decreased demand for our portable liquid containment tanks caused by weaker oil and gas drilling activity, primarily in Texas.

Leasing revenues during FY 2016 totaled $127.3 million, as compared to $158.7 million during FY 2015, representing a decrease of $31.4 million, or 20%. This consisted of a decrease of $19.6 million, or 19%, in North America, and a decrease of $11.8 million, or 22%, in the Asia-Pacific area. In Australian dollars, leasing revenues decreased by 8% in the Asia-Pacific area from FY 2015 to FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 70%, respectively, during FY 2016, a decrease from 85% and 76% in FY 2015. The overall average utilization decreased in FY 2016 to 80% from 83% in FY 2015; and the average monthly lease rate of containers was AUS$161 in FY 2016 versus AUS$176 in FY 2015. Leasing revenues in FY 2016 decreased in Australian dollars over FY 2015 due primarily to the lower composite monthly lease rate, as a result of the reduction of units on lease of portable container buildings to the oil and gas sector, and the average monthly number of units on lease being more than 350 lower in FY 2016 as compared to FY 2015.

In our North American leasing operations, average utilization rates were 75%, 80%, 46%, 76% and 82% and average monthly lease rates were $121, $319, $737, $276 and $780 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2016; as compared to 79%, 86%, 81%, 74% and 79% and average monthly lease rates were $114, $297, $1,345, $257 and $777 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2015, respectively. The average composite utilization rate decreased to 72% in FY 2016 from 78% in FY 2015; however, the composite average monthly number of units on lease was over 3,600 higher in FY 2016 as compared to FY 2015. The increased average monthly number of units on lease and generally higher monthly lease rates, other than frac tank containers, resulted from improved demand in most sectors, but was more than offset by a revenue decrease of $28.3 million in the oil and gas sector in FY 2016 from FY 2015. Leasing revenues from all other sectors increased by a net $8.7 million, or 16%, in FY 2016 from FY 2015.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $11.4 million from $48.3 million during FY 2015 to $59.7 million during FY 2016, as a result of the increased sales from our lease inventories and fleet, as discussed above. Our gross profit percentage from these non-manufacturing sales decreased slightly to 26% in FY 2016 from 28% in FY 2015, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $8.2 million in FY 2016, as compared to $8.8 million in FY 2015, resulting in a gross margin loss of $2.3 million in FY 2016, versus a gross profit of $3.7 million in FY 2015, due to the lack of volume of tank sales and production inefficiencies of the start-up of our new chassis product line. Although we remain focused on making our chassis product line and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business, we will be closely monitoring the situation.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses decreased by $12.2 million from $113.6 million during FY 2015 to $101.4 million during FY 2016. As a percentage of revenues, these costs remained constant at approximately 48% during FY 2016 and FY 2015.

Impairment of Goodwill. We recognized a non-cash impairment charge of $2.7 million to the goodwill recorded in our North American manufacturing operations as a result of the Southern Frac acquisition. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding goodwill.

Depreciation and Amortization. Depreciation and amortization decreased by $0.2 million to $27.9 million in FY 2016 from $28.1 million in FY 2015. The decrease was $1.3 million in the Asia-Pacific, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015 (in Australian dollars, depreciation and amortization increased by AUS$0.7 million); offset somewhat by a $1.1 million increase in North America, primarily as a result of our increased investment in lease fleet purchases and business acquisitions.

Interest Expense. Interest expense of $14.8 million in FY 2016 was $1.2 million lower than the $16.0 million in FY 2015, consisting of $0.9 million lower in the Asia-Pacific area and $0.3 million lower in North America. The weighted-average interest rate of 5.3% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area in FY 2016 increased slightly from 5.2% in FY 2015, but was more than offset by the comparatively lower average borrowings between the periods. In North America, the lower interest expense was due primarily to the weighted-average interest rate of 4.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2016 being lower than the 5.4% in FY 2015, despite higher average borrowings in FY 2016 as compared to FY 2015.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9439 at June 30, 2014, $0.7691 at March 31, 2015, $0.7658 at June 30, 2015 and $0.7670 at March 31, 2016. In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(712,000) and $(49,000), and 19,000 and $74,000, respectively. In addition, in FY 2015 and FY 2016, unrealized exchange gains (losses) on forward exchange contracts totaled $492,000 and $(646,000), respectively. In FY 2016, we sold our owned real properties in the Asia-Pacific area for a net gain of $109,000.

Income Taxes. Our effective income tax rate was 40.0% in FY 2016 and FY 2015. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In both FY 2016 and FY 2015, we paid $2.8 million primarily on our 9.00% Series C Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.5 million and $4.8 million in FY 2016 and FY 2015, respectively, a decrease of $3.3 million. The decrease was due to the reduced profitability at both operating entities, which also included the translation effect at Royal Wolf of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015.

Net Income Attributable to Common Stockholders. Net loss attributable to common stockholders of $5.2 million in FY 2016 was $11.8 million less than the net income of $6.6 million in FY 2015, primarily as a result of lower operating profit in both North America (including a goodwill impairment charge in our North American manufacturing operations) and the Asia-Pacific area (including the adverse effect of the weakening Australian dollar).

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2015	2016	2015	2016
Net income (loss)	$601	$(2,275)	$14,121	$(930)
Add (deduct) —
Provision (benefit) for income taxes	401	(1,516)	9,414	(620)
Foreign currency exchange loss (gain) and other	374	(59)	219	444
Interest expense	5,179	4,838	16,006	14,818
Interest income	(28)	(35)	(52)	(72)
Impairment of goodwill	—	2,681	—	2,681
Depreciation and amortization	9,682	9,787	28,752	28,509
Share-based compensation expense	540	769	1,454	2,122
Expenses of postponed public equity offering	365	—	365

Adjusted EBITDA	$17,114	$14,190	$70,279	$46,952

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

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $134,220,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,532,000 (AUS$105,000,000) and CBA’s proportionate share is $53,688,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $95,871,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,349,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

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

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time, we have prepaid $15,000,000 of the initial borrowings and there now remain $10,000,000 outstanding at March 31, 2016. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

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

As of March 31, 2016, our required principal and other obligations payments for the twelve months ending March 31, 2017 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2017	2018	2019	2020
ANZ/CBA Credit Facility	$—	$77,749	$—	$6,911
Wells Fargo Credit Facility	—	182,461	—	—
Credit Suisse Term Loan	—	10,000	—	—
Senior Notes	—	—	—	—
Other	4,407	1,689	1,868	1,430

	$4,407	$271,899	$1,767	$8,341

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock and 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”), if and when declared by our Board of Directors. While we own a majority interest of Royal Wolf and its results and accounts are included in our consolidated financial statements, access to its operating cash flows, cash on hand and other financial assets and the borrowing capacity under its senior credit facility are limited to us in North America contractually by its senior lenders and, to a certain extent, as a result of Royal Wolf being a public reporting entity on the Australian Stock Exchange.

Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of recent developments.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,
	2015	2016
Net cash provided by operating activities	$22,503	$35,192

Net cash used in investing activities	$(101,047)	$(28,448)

Net cash provided by (used in) financing activities	$83,670	$(2,073)

Cash Flow for FY 2016 Compared to FY 2015

Operating activities. Our operations provided net cash flow of $35.2 million during FY 2016, an increase of $12.7 million from the $22.5 million of operating cash flow provided during FY 2015. While FY 2016 was a net loss of 0.9 million and $15.0 million lower than the net income of $14.1 million in FY 2015, our management of operating assets and liabilities in FY 2016, when compared to FY 2015, enhanced operating cash flows by $34.5 million. In FY 2016, our management of operating assets and liabilities increased operating cash flows by $7.7 million, whereas in FY 2015 operating cash flows were reduced by $26.8 million. Significant reasons for the decrease in operating assets and liabilities in FY 2015 was the payment of accruals in connection with the initial year of Lone Star operations totaling $9.0 million and increased sale and manufacturing inventories of $9.3 million and $5.4 million, respectively. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, caused a net increase of 0.7 million to operating cash flows in FY 2016 versus a net increase of $0.2 million in FY 2015. Also, our operating cash flows in FY 2016 increased by $2.7 million over FY 2015 as a result of the non-cash addback of the goodwill impairment charge recognized at Southern Frac, but depreciation and amortization (including amortization of deferred financing costs) and accretion of interest in FY 2016 was a non-cash decrease of $1.3 million when compared to FY 2015. Depreciation, amortization (including amortization of deferred financing costs) and accretion of interest totaled $30.0 million in FY 2016 versus $31.3 million in FY 2015. Additionally, our FY 2016 operating cash flows were further reduced by $8.8 million when compared to FY 2015 from non-cash adjustments of deferred income taxes. Typically, our operating cash flows are enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. In both FY 2016 and FY 2015, operating cash flows were reduced by gains on the sales of lease fleet of $5.1 million and $4.7 million, respectively, and enhanced by non-cash share-based compensation charges of $2.1 million and 1.5 million, respectively.

Investing Activities. Net cash used in investing activities was $28.4 million during FY 2016, as compared to $101.0 million used during FY 2015, a significant decrease of $72.6 million. Purchases of property, plant and equipment (or rolling stock) were $3.3 million in FY 2016 and $16.0 million in FY 2015, a decrease of $12.7 million; and proceeds from sales of property, plant and equipment were $10.5 million in FY 2016 and $0.2 million in FY 2015, an increase of $10.3 million. FY 2015 included a real estate purchase in the Asia-Pacific area totaling $9.1 million and in FY 2016 all of our owned real properties in the Asia-Pacific area were sold for $10.3 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $19.6 million in FY 2016 as compared to $50.7 million in FY 2015, a decrease of $31.1 million. In FY 2016, net capital expenditures of lease fleet were approximately $12.7 million in North America, as compared to $38.4 million in FY 2015, a decrease of $25.7 million, due primarily to reduced demand in our liquid containment business; and net capital expenditures of lease fleet in the Pan Pacific totaled $6.9 million in FY 2016, versus $12.3 million in FY 2015, a decrease of $5.4 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2016, we made five business acquisitions (three in North America and two in the Asia-Pacific area) for cash of $15.9 million (see Note 4 of Notes to Condensed Consolidated Financial Statements), as compared to seven business acquisitions (six in North America and one in the Asia-Pacific area) in FY 2015 for cash totaling $33.9 million.

Financing Activities. Net cash used in financing activities was $2.0 million during FY 2016, as compared to net cash provided of $83.7 million during FY 2015, a significant decrease of $85.7 million. In FY 2016 and FY 2015, cash provided from financing activities included net borrowings of $2.8 million and $91.9 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions. This represents a decrease in net borrowings in FY 2016 of $89.1 million from FY 2015. However, cash was used in both FY 2016 and FY 2015 to pay dividends on primarily our Series C Preferred Stock of $2.8 million. Additionally, in FY 2016 and FY 2015, Royal Wolf paid capital stock dividends of $1.7 million and $2.4 million, respectively, to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements); and in FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac. In FY 2015, cash was used to purchase $3.4 million of RWH capital stock in the open market, of which a net $0.9 million was purchased by Royal Wolf for eventual issuance to key employees under its long term incentive plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Asset Management

Receivables and inventories were $39.7 million and $39.9 million at March 31, 2016 and $47.6 million and $36.9 million at June 30, 2015, respectively. At March 31, 2016, days sales outstanding (“DSO”) in trade receivables were 37 days and 45 days in the Asia-Pacific area and in our North American leasing operations, as compared to 40 days and 66 days at June 30, 2015, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $423.2 million at March 31, 2016, as compared to $411.0 million at June 30, 2015. At March 31, 2016, we had 77,784 units (22,655 units in retail operations in Australia, 9,832 units in national account group operations in Australia, 9,963 units in New Zealand, which are considered retail; and 35,334 units in North America) in our lease fleet, as compared to 72,856 units (21,301 units in retail operations in Australia, 10,263 units in national account group operations in Australia, 10,178 units in New Zealand, which are considered retail; and 31,114 units in North America) at June 30, 2015. At those dates, 56,902 units (18,473 units in retail operations in Australia, 6,460 units in national account group operations in Australia, 8,461 units in New Zealand, which are considered retail; and 23,508 units in North America); and 54,730 units (17,851 units in retail operations in Australia, 6,391 units in national account group operations in Australia, 8,762 units in New Zealand, which are considered retail; and 21,726 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,951 storage and freight containers and 6,499 portable building containers at March 31, 2016; and 36,177 storage and freight containers and 5,565 portable building containers at June 30, 2015. At those dates, units on lease were comprised of 28,719 storage and freight containers and 4,675 portable building containers; and 29,178 storage and freight containers and 3,826 portable building containers, respectively.

In North America, the lease fleet was comprised of 22,568 storage containers, 2,956 office containers (GLOs), 4,048 portable liquid storage tank containers, 4,620 mobile offices and 1,142 modular units at March 31, 2016; and 18,708 storage containers, 2,550 office containers (GLOs), 4,027 portable liquid storage tank containers, 4,690 mobile offices and 1,139 modular units at June 30, 2015. At those dates, units on lease were comprised of 15,169 storage containers, 2,384 office containers, 1,520 portable liquid storage tank containers, 3,495 mobile offices and 940 modular units; and 13,225 storage containers, 2,062 office containers, 1,980 portable liquid storage tank containers, 3,548 mobile offices and 911 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 9, 2016	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment and Restatement Agreement dated January 27, 2016 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed January 28, 2016)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.