Form 10-K
period 2016-06-30
General Finance CORP
filed 2016-09-09
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2015 was approximately $51,100,000 based on a closing price of $3.97 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 26,218,772 shares of the Registrant’s Common Stock outstanding as of September 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2016 ANNUAL REPORT ON FORM 10-K

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Overview

Founded in 2005, we are a leading specialty rental services company offering portable storage, modular space and liquid containment solutions, with a diverse and expanding lease fleet of 78,605 units as of June 30, 2016. Our 80 branch locations across North America and the Asia-Pacific offer a wide range of portable storage units, including our core 20-feet and 40-feet steel containers, office container, mobile office and modular space products and steel tanks that provide our customers a flexible, cost-effective and convenient way to meet their temporary storage and space needs. Our units are easily customized to satisfy our customers’ specific application needs and include numerous value-added components. We provide our storage solutions to a diverse base of over 41,000 customers across a broad range of industries, including the commercial, construction, transportation, industrial, energy, manufacturing, mining, retail, education and government sectors. Our customers utilize our storage and space units for a wide variety of applications, including the temporary storage of materials, supplies, equipment, retail merchandise inventories, documents and liquid storage and for office use.

We focus on leasing rather than selling our units. Approximately 60% of our total non-manufacturing revenues for the year ended June 30, 2016 (“FY 2016”) were derived from leasing activities. We believe our business model is compelling because it is driven by lease fleet assets that:

•	generate a recurring revenue stream with average lease durations of over 12 months;

•	possess long useful lives of 20 to 30 years with high residual values;

•	return the original equipment cost through revenue within four years on average;

•	operate at high lease fleet utilization levels, historically between 70% and 85%;

•	require low maintenance expenditures; and

•	earn attractive margins.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors we serve and which we collectively refer to as the “portable services industry” - portable (or mobile) storage, modular space and liquid containment.

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

Summary Organization Chart (1) (2)

(1)	Summary organization chart is illustrative and does not reflect our legal operating structure.
(2)	Reflects consolidated revenues for the fiscal year ended June 30, 2016

Industry Overview

We compete in three distinct, but related, sectors of the specialty rental services industry: portable storage, modular space and liquid containment, which we refer to collectively as the “portable services industry.”

Portable Storage

The storage industry includes two principal markets, fixed self-storage and portable storage. The fixed self-storage market consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage market with permanent structures. The portable storage market, in which we operate, differs from the fixed self-storage market in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, improved security and lower costs. In contrast to fixed self-storage, the portable storage market is primarily used by businesses and offers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at an offsite facility. A broad range of industries, including the construction, industrial, commercial, retail and government sectors, utilize portable storage equipment to meet both their short-term and permanent storage needs.

The portable storage industry is fragmented in each of our geographic markets, with numerous participants in local markets leasing and selling portable storage units. While we are not aware of any published third-party analysis of either the Asia-Pacific or North American portable storage markets, we believe the portable storage sector has experienced steady growth since the 1990s and is achieving increased market share compared to other storage alternatives because of an increasing awareness of the benefits of portable storage units offer. We believe the portable storage sector is growing due to an increasing awareness of the availability, convenience, security and cost benefits of portable storage as well as an increasing number of new applications for portable storage units.

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

The Modular Building Institute, in its 2016 Relocatable Buildings Annual Report, estimated that the North American modular space (or relocatable) sector generated between $5.0 billion and $6.0 billion in annual revenue. The sector has experienced significant growth over the last thirty plus years as the number of applications for modular space has expanded and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The IBIS World Industry Report published in October 2015 estimated that the portable container buildings market in Australia generated revenue of AUS$2.0 billion ($1.5 billion), of which approximately AUS$1.3 billion ($1.0 billion) related to the markets in which we offer a competing product. We believe that we are well positioned to benefit from any growth in the North American and Asia-Pacific modular space markets.

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

Liquid Containment

Portable liquid storage tank containers are used in environmental and industrial applications to temporarily store hazardous and nonhazardous liquids and semi-solids. The tanks are used by customers across a wide variety of end markets, including chemical, refinery and industrial plant maintenance, environmental remediation, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. Liquid containment end market demand is recurring and is driven by the non-discretionary nature of required customer maintenance cycles, an increasing enforcement of existing environmental regulations, a growing outsourcing of liquid containment solutions and an increasing level of vendor consolidation. We believe that the rental industry in the U.S. for liquid containment equipment is fragmented and generated approximately $1.4 billion of annual rental revenues in 2013 – 2014 but, as a result of the decline in oil and gas prices during the latter part of our year ended June 30, 2015 (“FY 2015”), the size of the liquid containment sector has contracted. While this is a relatively new product line for our North American leasing operations, we believe that over time we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this sector. Our research indicated that many of the companies that used containment solutions also used portable storage and mobile office products.

Competitive Strengths

Leading Provider with Strong Presence in Served Markets

We believe we are a leading provider of portable storage, modular space and liquid containment solutions in all of the territories we serve. In North America, Pac-Van is a recognized national provider of portable storage, modular buildings and mobile offices on a national, regional and local basis. Lone Star is a market leader in portable liquid storage tank rental and related services in the Permian Basin in West Texas and the Eagle Ford Shale in South Texas. In the Asia-Pacific area, we believe Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers. Royal Wolf is represented in all major metropolitan areas, and we believe it maintains the largest branch network and container fleet, with an estimated 40% market share, of any storage container company in Australia and New Zealand.

Superior Service Focus

Our operating infrastructure in each of our markets is designed to ensure that we consistently meet or exceed customer expectations. Our scalable management information systems and administrative support services enhance our customer service capabilities by enabling our operating management teams to access real time information on product availability, customer reservations, customer usage history and rates on a national, regional and local level. We believe these capabilities enable us to provide superior customer service, allowing us to attract new and retain existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores in North America which track customer willingness to recommend our products and services, and for FY 2016 our customers gave us an 83% net promoter score, which we believe is the leading score in our sector. In addition, approximately 90% of our consolidated total leasing revenues in FY 2016 were derived from repeat customers, which we believe is a result of our superior customer service.

Extensive Reach and Capabilities

Through our expansive branch network of 80 locations, we maintain national service capabilities in our markets. In North America, our branches serve 43 of the top 100 U.S. Metropolitan Statistical Areas, or MSAs. With our expansion into Alberta, Canada, we are now also able to serve the western provinces in Canada. Our Lone Star branches are strategically positioned to be able to respond quickly and maximize service opportunities with customers in the Permian Basin and Eagle Ford Shale. We also have branch offices located in every state in Australia and on both the North and South Islands of New Zealand. We are the only portable storage container company in these Asia-Pacific markets with a national infrastructure and workforce.

Geographic, Product and End Market Diversification

Our specialty rental units are used in a wide variety of applications, and we have established strong relationships with a diversified customer base in both our North American and Asia-Pacific venues. Our customers range from large companies with a national presence to small local businesses. On a consolidated basis, during FY 2016 we served over 41,000 customers in over 20 industries. In FY 2016, our largest customer in each venue accounted for less than 5% of the respective venue’s revenues and our 20 largest customers in each venue accounted for less than 30% of the respective venue’s revenues. We believe that the breadth of our products and services limits the impact of changes within any given customer or industry.

High Quality Fleet with Attractive Asset Characteristics

Our branch offices maintain our lease fleet to consistent quality standards. Maintenance costs are expensed as incurred and branch managers and operations staff are responsible for managing a maintenance program aimed at providing equipment to customers that meets or exceeds customer expectations and industry standards. All of our lease fleet carries signage reflecting its respective brands, which is important to ongoing name recognition in our markets. Our lease fleet possesses attractive asset characteristics, including long economic useful lives with high residual values, predictable and recurring revenue streams, low maintenance expense, rapid payback periods, high incremental leasing margins and favorable tax attributes. We believe these characteristics allow us to generate high returns on invested capital relative to other rental services sectors and a level of discretion in investing this capital.

Experienced Management Team

We believe our management team’s experience and long tenure with our company and within the industry give us a strong competitive advantage. Our current senior executive management team, led by our President and Chief Executive Officer, Ronald F. Valenta, who has been with us since our inception, has successfully entered new markets, expanded our customer base and integrated a number of meaningful acquisitions. Each of our operating management teams is comprised of experienced and proven senior executives. Jody Miller, who became our Executive Vice President and the Chief Executive Officer of GFNNA Leasing in June 2015, has spent over 25 years in the equipment rental industry. Neil Littlewood, who became Chief Executive Officer of Royal Wolf in July 2016, has over 13 years of senior experience in the rental/hire industry and Pac-Van’s President, Theodore M. Mourouzis, joined Pac-Van in 1997 and has been integral to our successful growth in North America. Lone Star’s management team has extensive experience in the oil and gas industry and emphasizes safety training and monitoring for all employees. Our senior management, as well as corporate, regional and branch managers across all of our operating companies, has been integral in developing and maintaining our high level of customer service, deploying technology to improve operational efficiencies and successfully integrating acquisitions.

Business Strategy

Our business strategy consists of the following:

Focus on High Margin Core Leasing Business

We focus on growing our core leasing business because it provides recurring revenues from specialty rental assets that (1) have long useful lives of over 20 years; (2) generate rapid payback of unit investment through revenue in less than four years on average; and (3) have high residual values of up to 70% of original equipment cost. We have successfully increased leasing revenues as a percentage of our consolidated non-manufacturing revenues from 29% in fiscal year 2007 to 60% for FY 2016. We believe that we can continue to generate substantial demand for our leasing products as the industry is still relatively underdeveloped in our markets, particularly in the Asia-Pacific region. With new uses for our products continually emerging, we believe many more applications for our specialty rental solutions are still yet to be developed.

Generate Strong Organic Growth

We define organic growth as an increase in lease revenues on a year-over-year basis at our branches in operation for at least one year, excluding leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of our lease fleet units. We believe that our high quality lease fleet and superior customer service enable us to increase our lease rates and utilization rates over time. We generate strong organic growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of our specialty rental units and differentiate our products from our competitors.

Leverage Our Infrastructure

Our branch network infrastructure covers a broad geographic area and is capable of serving significant additional customer volume while incurring a minimal amount of incremental fixed costs. With our established branch network and infrastructure we generate significant adjusted earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“Adjusted EBITDA”) margins on incremental units deployed. Our objective is to add volume by organically growing the lease fleet across our locations and through strategic acquisitions. Asset purchases of “tuck-in” competitors and adding new units to our fleet allow us to more effectively leverage our infrastructure. Between June 30, 2007 and June 30, 2016, our lease fleet grew from approximately 16,000 units to over 78,000 units, representing a 19% compound annual growth rate, and our Adjusted EBITDA margin expanded from 17% in the fiscal year ended June 30, 2008 to 21% in FY 2016.

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

Pursue Select Strategic Acquisitions

Acquisitions represent an attractive means for us to further leverage our infrastructure, add complementary product lines, enter new geographic regions and accelerate our growth and margin expansion opportunities. We operate in fragmented industries, and we seek to identify acquisition candidates that we believe would be earnings accretive. We have a proven integration model that we have effectively used to integrate 41 acquisitions since May 31, 2007.

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

Liquid Containment

Our liquid containment products, primarily portable liquid storage tanks, are manufactured steel containers with fixed steel axles and rear wheels for transport designed to hold liquids and semi-solids. Our product line currently focuses on 500-barrel capacity steel tanks, but also includes acid, gas buster, oil test tanks and various specially-built tanks. Products typically include features such as guardrails, safety stairways, multiple entry ways, a sloped bottom for easy cleaning, an epoxy lining and various feed and drain lines. A number of value-added services are offered with liquid containment products, including transportation, on-site setup and the servicing of equipment 24 hours a day, 7 days a week.

The tables below provide details of our lease fleet by product category and unit types.

					FY 2016
					Average Monthly Lease Rate			Average Utilization
Product				Number of Units as	North	Asia-		North	Asia-
Category	Unit Type	Description	Industry Applications	of June 30, 2016	America	Pacific		America	Pacific
Portable Storage	Storage Containers	Dry storage, refrigerated and specialty containers	Classroom equipment storage, Construction equipment and tool storage, Disaster shelters, Landscaping sheds, Recreational equipment storage, Retail inventory storage	50,276	$121	A$	139	74%	85%
	Freight Containers	Dry freight, curtain-side, refrigerated, bulk cargo containers	Freight transportation	8,868	NA	A$	132	NA	70%
Modular Space	Office Containers	Storage containers, modified to include office space	General administrative office space, Military installations, Workforce living accommodations, Bank branches, Classrooms /Education, Construction offices, Daycare facilities, Dormitories, General administrative office space, Healthcare facilities, Rental facilities, Retail space, Shelters	9,673	$317	A$	308	80%	70%
	Modular Buildings	Portable structures used for a variety of applications		1,142	$772		NA	81%	NA
	Mobile Offices	Relocatable wood-framed temporary office space		4,590	$278		NA	76%	NA
Liquid Containment	Portable Liquid Storage Tanks	Steel tanks, acid tanks, gas buster tanks and oil test tanks	Well-site liquid containment needs, Expansion / upgrade projects, Highway construction/Groundwater sewage, Infrastructure projects, Major industrial projects, Mining pit pump work, Municipal sewer and water projects, Non-residential construction projects, Pipeline construction and maintenance, Refinery turnarounds	4,056	$699		NA	43%	NA

					FY 2015
					Average Monthly Lease Rate			Average Utilization
Product				Number of Units as	North	Asia-		North	Asia-
Category	Unit Type	Description	Industry Applications	of June 30, 2016	America	Pacific		America	Pacific
Portable Storage	Storage Containers			45,757	$114	A$	141	76%	86%
	Freight Containers			9,128	NA	A$	129	NA	72%
Modular Space	Office Containers			8,115	$299	A$	479	85%	75%
	Modular Buildings	SEE PRECEDING CHART		1,139	$770		NA	79%	NA
	Mobile Offices			4,690	$259		NA	75%	NA
Liquid Containment	Portable Liquid Storage Tanks			4,027	$1,314		NA	71%	NA

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

In response to the reduced demand of its portable liquid storage tanks, our North American manufacturing operations began manufacturing a variety of other steel-based products during FY 2016, including:

•	Chassis

•	Storm Shelters

•	Blast-Resistant Modules

While custom sizes can be requested, the standard container chassis are 40 feet in length. Designed for transporting containers safely on the road, the chassis are made with high quality components, are fully customizable and all chassis sales are backed with both a five year limited warranty on axles as well as a five year warranty on workmanship.

Storm shelters are designed for above ground installation, thereby protecting homeowners from a natural disaster. The shelters come in two different wall designs (corrugated or smooth) and in two different standard sizes. Custom sizes are also available to accommodate specific needs. All storm shelters are Texas Tech Wind Institute Certified and compliant with ICC 500 2014 and FEMA 361.

Blast resistant modules, designed to protect individuals and materials from external explosions, come in three standard sizes of 8 by 20 feet, 8 by 40 feet and 12 by 40 feet. All modules have an 8 PSI blast rating and can be fabricated with a ballistic rating upon request.

Sales

We complement our core leasing business by selling existing lease fleet assets or assets purchased specifically for resale. The sale of lease fleet units has historically been a cost effective method of replenishing and upgrading the lease fleet. We also provide additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, we provide not only the underlying equipment but also a full range of project related services, which may include foundation, specialty interior finishes, and landscaping, as may be necessary to make the equipment fully operational for the customer.

Product Lives and Durability

Our portable storage, modular space and liquid containment units have long estimated useful lives of 20-30 years. The age of our rental equipment, which can be a key price factor in some rental businesses, has only a modest impact on rental rates. This high value retention is due to the fact that our lease fleet units have virtually no technology obsolescence risk, do not possess engines, have few moving parts, have low maintenance requirements and are used in non-destructive applications, all differentiating characteristics from many other classes of rental equipment.

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

Geographic Network

Our service locations are segmented into two operating areas: North America and Asia-Pacific. In North America, these service locations are called branches and in our Asia-Pacific area they are referred to as Customer Service Centers, or “CSCs.” Our North American branch network consists of 47 branch locations in the United States and two in Canada, and our Asia-Pacific network consists of 22 CSCs in Australia and nine in New Zealand.

Our network enables us to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, the ability to inspect units prior to rental and lower freight costs. We, in turn, benefit because we are able to spread regional overhead and marketing costs over a large lease base, redeploy units within our network to optimize utilization, discourage potential competitors by providing ample local supply and service local customers in a more cost efficient manner. Through our network, we develop local market knowledge and strong customer relationships while our corporate-based marketing group manages our brand image, web presence and lead generation programs.

The following maps show our existing branch and CSC locations as of June 30, 2016.

North America	Asia-Pacific

North America

In North America, branch offices are generally headed by a branch manager and are organized into four regions, which are managed by four regional vice presidents each with more than 15 years of experience in the industry. In addition to a branch manager, each branch may also have its own sales force. We are introducing a transportation department that will deliver and pick up lease fleet units from customers in certain remote areas. Branch managers are integral to our success and performance-based incentive bonuses are a portion of their compensation.

Our two Lone Star branch locations allow us to be near our customers’ production and drilling sites. In addition to benefitting from greater product availability and timely service, these branch locations enable many of our customers to realize lower transportation costs, which is a significant value proposition as they aim to control costs. These locations are managed by a general manager working closely with the organization’s Department of Transportation (“DOT”) compliance and safety officer. Each location also has a superintendent that oversees the operations and yard foremen, who are responsible for the drivers and mechanics.

Asia-Pacific

We believe that our Asia-Pacific CSC network is the largest of any storage container company in Australia and New Zealand, and management estimates that we have approximately 40% market share in the region. We are represented in all major metropolitan areas and are the only container leasing and sales company with a nationally integrated infrastructure and workforce. A typical CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand. Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our State Managers for Australia and Sales Managers (North and South Islands) for New Zealand who in turn report to an Executive General Manager who reports to the CEO. Performance-based incentive bonuses are a portion of the compensation for the CSC, State, Island and branch managers. Each branch has its own sales force, forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three-high to maximize usable ground area. Our larger branches also have a fleet maintenance department to make modifications to the containers and maintain the branch’s forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

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

Customers and End Markets

We have a diverse customer base consisting of over 41,000 customers, who operate in a broad variety of over 20 industries in our North American and Asia-Pacific venues. Our customers consist of large national corporations, as well as many local companies and organizations. As a result, in each venue no customer contributed more than 5% of the respective venue’s FY 2016 revenues. Our end markets include construction, commercial, transportation, industrial, energy, manufacturing, mining, retail, education and government. We believe the end market and geographic diversification of our customer base reduces the business exposure to a significant downturn in any particular industry or geography.

The diversity for our leasing operations is depicted in the following charts showing total revenue breakdown by end markets for FY 2016:

The following provides an overview of the end markets served by our leasing operations:

•	Construction - general contractors, residential homebuilders and subcontractors

•	Industrial - industrial and manufacturing customers including a broad array of manufacturers, telecom distribution, refuse, recycling and bottling companies

•	Commercial - business that provide service to both commercial businesses and individual consumers, including wholesalers, health care facilities, veterinary offices, entertainment companies and religious institutions

•	Oil & Gas and Mining - Customers in specific sectors of the extractive industries

•	Government - federal agencies, state and local governments, fire departments, correctional institutions, and the U.S. military

•	Retail - large national chains, small local stores, shopping centers and restaurants

•	Education - public schools, private schools and day care facilities

•	Consumer – mass market of individuals or groups, not businesses, such as families, sporting teams and community groups in the Asia-Pacific area

•	Moving & Transportation - freight providers for primarily road and rail transport in the Asia-Pacific area

•	Other - all other customers

We differentiate ourselves from competitors in several ways. In our portable storage and modular space businesses, we provide a diverse set of competitively priced products and, in our Asia-Pacific market, we leverage our engineering team to provide customized units upon customer request. In our liquid containment business, we leverage long-standing customer relationships and not only provide liquid containment units, but also bundle units with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week. Our customer-centric approach is designed to ensure that our businesses consistently meet or exceed customer expectations. We believe this focus on customer service attracts new and retains existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores in North America during FY 2015, which track customer willingness to recommend our products and services, and from October 2014 to June 2015 our customers gave us an 82% net promoter score. In FY 2016, our customers gave us a net promoter score of 83%. In addition, approximately 90% of our consolidated total leasing revenues in FY 2016 were derived from repeat customers, which we believe is a result of our superior customer service.

Sales and Marketing

In North America, members of our sales teams act as primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Our sales teams are responsible for developing and managing local relationships, as well as handling both inbound and outbound calls. They also assist customers in defining their space needs, assess potential opportunities, quote deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale, the sales team works closely with the local branch operations team to ensure that customer expectations are met or exceeded, relative to equipment quality and delivery timing. Our marketing group is primarily responsible for advertising campaigns, producing company literature, creating promotional sales tools and oversight of customer relationship management systems. We market services through a number of promotional vehicles, including the internet, signage on our equipment, telemarketing, targeted mailings, trade shows and advertising in publications. We believe this approach to marketing is consistent with the local nature of our business and allows each branch to employ a customized marketing plan that fosters growth within its particular market. We provide ongoing training to our sales teams, monitor call quality and survey our customers to ensure that customer interactions meet our quality and service standards. Our lease fleet carries signage reflecting our brands, which is important to ongoing name recognition.

Our sales and marketing strategy in the Asia-Pacific is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of internal advertising and search engine optimization (or SEO), print media advertising, telemarketing, web-site, customer referrals, signage and decal awareness, direct mail, television and radio. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goals are to be one of the suppliers that potential customers call and to make the experience as easy as possible for that customer.

Fleet Management and Information Systems

Fleet Management

Fleet information is updated daily at the branch level, which provides management with the ability to monitor branch operations on a daily, weekly, monthly and ad hoc basis with on-line access to utilization, leasing and sale fleet unit levels and revenues by branch or geographic region. In managing our fleet, we regularly relocate containers between branches to meet changes in regional demand and optimize inventory levels. We have close relationships with the national road and rail hauling companies that enable us to transport the majority of containers interstate at attractive rates.

Ongoing maintenance to our North American leasing fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of our units. We use both in-house fleet technicians and third-party vendors to perform maintenance, depending on the branch and complexity of the work. Maintenance requirements on containers are generally minor and include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for container offices, mobile offices and modular buildings tend to be more significant than for storage equipment and may involve repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Portable liquid storage tanks require simple maintenance, including cleaning the unit to eliminate any residual material and inspecting and repairing the lining, if needed. Whether performed by us or a third party, the cost of maintenance and repair of our lease fleet is included as direct costs of leasing operations and is expensed as incurred. We believe our maintenance program ensures a high quality fleet that supports both leasing and sales operations.

In the Asia-Pacific, most of our fleet is comprised of new and refurbished and customized storage containers, manufactured steel containers and record storage units, along with our freight and accommodation units. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, further customize them and add our decals and branding. We maintain our steel containers on a regular basis by painting them on average once every three to five years, removing rust, spot welding and occasionally replacing the wooden floor or other parts. This periodic maintenance keeps the container in good condition and is designed to maintain the unit’s value and rental rates comparable to new units.

Information Systems

We utilize management information systems across each of our businesses to support fleet management and targeted marketing efforts, and we believe they are tailored to satisfactorily meet each of our businesses’ specific needs for efficient operation.

In our North American portable storage and modular space business, we utilize the Microsoft Dynamics NAV, or Navision, software at all of our branches to monitor operations at branches on a daily, weekly, monthly and ad hoc basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel, providing management with online access to utilization, lease fleet unit detail and rental revenues by branch and geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch salespeople utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information. In FY 2016 we upgraded our Navision platform to the current version and installed a new rental module called Armada. In the year ending June 30, 2017 (“FY 2017”) we intend on adding a business intelligence corporate performance management software package to our information system platform.

In our Asia-Pacific portable storage and modular space businesses, our management information systems, including RMI, Navision and TCM, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, profitability, customer trends and fleet data. All our branches use RMI/Navision and our support office provides financial, inventory and customer reports for branch managers. We are also planning to upgrade our Navision platform in the Asia-Pacific to the current version and replace RMI with Armada during the first quarter of FY 2017.

Our North American manufacturing business utilizes the enterprise resource planning (ERP) business system, SyteLine, which provides comprehensive functionality, including order processing, inventory, purchasing, planning and scheduling, production, cost management, project tracking, accounting and customer service.

Product Procurement

North America

Our North American leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van’s top four suppliers of units for FY 2016 represented approximately 50% of all fleet purchases and the top ten suppliers represented approximately 73% of all fleet purchases. We purchase our Pac-Van lease fleet from a network of third-party suppliers. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state certificates enabling us to move equipment among our branch network to meet changing demand and supply conditions. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state certificates for each unit.

On October 1, 2012, we acquired 90% of the membership interests of Southern Frac. Southern Frac manufactures primarily portable liquid storage containers in Waxahachie, Texas for oil and gas exploration and production, but it can also manufacture for, among others, the chemical and industrial, environmental remediation, waste water treatment and waste management sectors. During FY 2016, Southern Frac introduced other high-quality steel-based products, including container chassis, under the name “Southern Fabrication Specialties.”

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

We believe that Southern Frac will continue to provide a substantial portion of the portable liquid storage containers requirements to our North American leasing operations, including a portion of their GLO requirements, as well as generate leasing referrals.

Capital investments are adjusted to match business needs and to respond to changing economic conditions. We do not generally enter into long-term purchase contracts with manufacturers, and we can modify our capital investment activities in response to market conditions. Our North American leasing operations supplement fleet spending with acquisitions. Although the timing and amount of acquisitions are difficult to predict, management considers its acquisition strategy to be opportunistic and attempts to adjust its fleet spending patterns as favorable acquisition opportunities become available.

Asia-Pacific

In the Asia-Pacific area, we purchase marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe we are the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased are standard 20-foot and 40-foot units which we convert, refurbish or customize. We purchase new storage container products in the Asia-Pacific area under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, if one or more suppliers did not timely fill our purchase orders or did not properly manufacture the ordered products, our reputation and financial condition also could be harmed. The top four suppliers represented approximately 60% of all fleet purchases during FY 2016.

Competition

Portable Storage

The portable storage markets in North America, Australia and New Zealand are highly fragmented. In most locations within its markets, Pac-Van and Royal Wolf compete with several national and regional competitors. Our largest competitors in the portable storage sector in North America are Mobile Mini, Algeco Scotsman, McGrath RentCorp, Haulaway, Allied Leasing, Eagle Leasing and National Trailer Storage. We believe we are the market share leader in Australia and New Zealand. Our primary competitors in these markets include CGM-CMA Group, and the SCF Group (Simply Containers) as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, they are heavily reliant on monthly sales performance, have slow growing rental fleets and have limited ability to handle larger volume contracts or customer accounts. We believe that participants in this sector compete on the basis of customer relationships, price, service, as well as breadth and quality of equipment offered.

Modular Space

The modular space sector is highly competitive in each of the markets in which we compete. Our largest North American competitors, ModSpace, Williams Scotsman (Algeco Scotsman), Mobile Modular (McGrath RentCorp) and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include Acton Mobile, Vanguard Modular, Design Space and Satellite Shelters. In the Australian portable container buildings market, Royal Wolf maintains a small presence and competes primarily with three large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors are Coates Hire, Atco Structures & Logistics and Ausco Modular (Algeco Scotsman). We believe we compete on the basis of service, quality, customer relationships and price. We believe that our reputation for customer service and a wide selection of units allow us to compete effectively. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tend to inhibit new entrants. As we already maintain a national sale and distribution network, established supply channels and a strong profile in our target markets, many of the barriers to entry applicable to other new entrants are not applicable to us.

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

Employees

As of June 30, 2016, we had a total of 773 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

	North America			Asia-Pacific
	Leasing	Manufacturing	Corporate	Leasing
Corporate executive	—	—	5	—
Regional executive and administrative staff	46	10	3	25
Senior and branch management	61	—	—	33
Sales and marketing	59	—	—	79
Branch operations and administration	274	—	—	137
Manufacturing	—	41	—	—

	440	51	8	274

Executive Officers of the Registrant

The following information is provided as of June 30, 2015 regarding our executive officers. No family relationship exists between any executive officer.

Name	Age	Position
Ronald F. Valenta	57	Chairman of the Board, Chief Executive Officer and President
Jody Miller	49	Executive Vice President and Chief Executive Officer of GFN North America Leasing Corporation
Charles E. Barrantes	64	Executive Vice President and Chief Financial Officer
Christopher A. Wilson	49	General Counsel, Vice President and Secretary
Jeffrey A. Kluckman	55	Executive Vice President, Business Development
Robert Allan	60	Chief Executive Officer of Royal Wolf Holdings Limited (through June 30, 2016)
Neil Littlewood	55	Chief Executive Officer of Royal Wolf Holdings Limited
Theodore Mourouzis	53	President and Chief Operating Officer of Pac-Van, Inc.

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

Jody Miller became Executive Vice President and the Chief Executive Officer of GFN North America Leasing Corporation in June 2015. Prior to joining us, Mr. Miller spent over 25 years in the equipment rental industry, including at Mobile Mini, Inc. as Executive Vice President and Chief Operations Officer for five years, Mobile Services Group, Inc. as Senior Vice President for five years, and RSC Holdings, Inc. as Regional Vice President for seven years. Prior to that, he worked in smaller rental businesses in various leadership roles. Mr. Miller is a 1990 graduate of Central Missouri State University.

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

Jeffrey A. Kluckman became our Executive Vice President, Business Development in September 2011. Prior to joining us, among other things, he held the role of vice president of mergers and acquisitions for portable storage solutions provider Mobile Mini, Inc. and, earlier, similar positions with Mobile Services Group, Inc., which was acquired by Mobile Mini in 2008, and RSC Equipment Rental, Inc. In his near 20-year background in the rental services sector, including the mobile storage, modular space and equipment rental industries, Mr. Kluckman successfully completed more than 145 transactions. Mr. Kluckman received an accounting degree from Northern Illinois University.

Robert Allan served as the Chief Executive Officer of Royal Wolf from February 2006 through June 2016. Mr. Allan joined Royal Wolf in April 2004 as its Executive General Manager. From 2000 until joining Royal Wolf, he served as Group General Manager of IPS Logistics Pty Ltd, a shipping and logistics company. From 1997 until 2000, Mr. Allan was employed as a Regional Director of Triton Container International, the world’s largest lessor of marine cargo containers to the international shipping industry.

Neil Littlewood became Chief Executive Officer of Royal Wolf in July 2016. He joined Royal Wolf in March 2013 in the role of Executive General Manager, North East. Neil has over 13 years of senior experience in the rental/hire industry including executive roles at Coates Hire and Australian Temporary Fencing. Prior to this, Neil spent 20 years as an Army Officer including being in charge of recruiting for the Australian Army and retiring as Lieutenant Colonel. He is a graduate of the Royal Military College Duntroon and holds a Bachelor of Arts and Masters in Management from the University of New South Wales.

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

Trademarks

North America

We own trademarks important to our North American leasing operations, including Pac-Van®, “We’ve Put Thousands of U.S. Businesses In Space®,” “Expect More. We’ll Deliver®” and the “Container King” logo in Canada. Material trademarks are registered in the U.S. Patent and Trademark Office. Registrations for such trademarks in the U.S. will last indefinitely as long as we continue to use and maintain the trademarks and renew filings with the applicable governmental offices.

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

Available information

Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The Internet websites for Royal Wolf, Pac-Van, Lone Star and Southern Frac (Southern Fabrication Specialties) are www.royalwolf.com.au, www.pacvan.com, www.lonestartank.com and www.southernfrac.com (www.southernfabricationspecialties.com), respectively. The noncontrolling interest of the capital stock of Royal Wolf that we do not own is traded on the Australian Securities Exchange (“ASX”) under the symbol “RWH.” We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis and are required to disclose certain material events in a current report on Form 8-K. The public may read and obtain a copy of any materials we file with the SEC through our Internet website noted above, which is hyperlinked to the SEC’s Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

Economic conditions and global credit market disruptions may adversely affect our business, financial condition and results of operations.

An economic slowdown in the United States and/or globally, including reduced oil or gas prices and non-residential construction spending, would adversely affect our business. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in container, mobile office and modular unit sales and leasing, could lead to a build-up of inventory and lease fleet levels and a decline in leasing revenues. In addition, we engage in borrowing and repayment activities under our revolving credit facilities on an almost daily basis and have not had any disruption in our ability to access our revolving credit facilities as needed. However, disruptions in the global credit markets, such as those that occurred in the global financial crisis during the latter part of the past decade, could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facilities, which could have an adverse effect on our business, financial condition and results of operations.

Demand for a substantial portion of our lease fleet and manufacturing products in North America is, to a significant degree, dependent on the levels of expenditures and drilling activity by the oil and gas industry and can fluctuate significantly in a short period of time. A substantial or an extended decline in oil and gas prices could result in lower expenditures and reduced drilling by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for a substantial portion of our lease fleet and manufacturing products in North America depends, to a significant degree, on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves and can fluctuate significantly in a short period of time. These expenditures are generally dependent on numerous factors and events over which we have no control, including the industry’s view of current and future oil and natural gas prices, future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could result in the reduction of drilling activity, project modifications, delays or cancellations, general business disruptions and delays in payment of, or nonpayment of, amounts that are owed to us. The oil and gas industry has historically experienced volatile prices for oil and gas and periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on vendor prices charged. A significant and/or extended downturn in the oil and gas industry could result in a reduction in demand for our products, specifically our portable liquid containment products and services in North America, reduce the amounts we are able to borrow under our senior secured credit facilities and could adversely affect our financial condition, results of operations and cash flows.

Changes in regulatory, or governmental, oversight of hydraulic fracturing could materially adversely affect the demand for our portable liquid containment products.

Oil and gas exploration and extraction (including the use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may be proven to increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt or stop exploration and extraction activities, which would negatively impact the demand for our portable liquid containment products and services in North America.

We operate with a significant amount of indebtedness, borrowed primarily under senior secured credit facilities, which include various restrictions, including liens on all or substantially all of our assets, variable interest rates and contains restrictive covenants.

Our substantial indebtedness could have adverse consequences, such as:

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;

•	expose us to the risk of increases in interest rates, as our borrowings on our secured senior credit facilities are at variable rates of interest;

•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	prohibit us from making strategic acquisitions or pursuing business opportunities; and

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

See also the significant risks related primarily to our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Shares” or “Series C Preferred Stock”) and our 8.125% Senior Notes Due 2021 (the “Senior Notes”). In addition, reference is made to Note 5 of Notes to Consolidated Financial Statements for more information regarding our indebtedness.

We may need additional capital which we may be unable to obtain.

Our business is capital intensive and any inability to obtain capital in the amounts and at the times when needed, may have a material adverse effect on our business, financial condition and results of operations, including substantially increasing our cost of borrowing and restricting our future operations and impairing our ability to grow, improve and maintain our leased assets. We have a significant amount of our outstanding senior indebtedness maturing in the foreseeable future. We may not have sufficient cash flow from our operations to repay amounts coming due. If we are unable to refinance this indebtedness, it could have a material adverse effect on our business.

Declines in demand for our products and services could also lead to increased borrowings and reduced collateral values which could lower the amounts we can borrow under our senior credit facilities; which could, in turn, restrict our ability to grow our business.

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

Future acquisitions of businesses and greenfield expansions could subject us to additional business, operating and industry risks, the impact of which cannot presently be evaluated, and which could adversely impact our capital structure.

We intend to pursue acquisition opportunities and greenfield expansions in an effort to diversify our investments and grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the target’s business operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors.

In addition, the financing of any acquisition we complete could adversely impact our capital structure as any such financing would likely include the borrowing of additional funds and/or the issuance of additional equity securities. Increasing our indebtedness could increase the risk of a default that would entitle the holder to declare all of such indebtedness due and payable and/or to seize any collateral securing the indebtedness. In addition, default under one debt instrument could in turn permit lenders under other debt instruments to declare borrowings outstanding under those other instruments to be due and payable pursuant to cross default clauses. The issuance of additional equity securities may significantly reduce the equity interest of our stockholders and/or adversely affect prevailing market prices for our common stock.

In addition, integrating acquired businesses, greenfield expansions and assets into our business can be difficult and risky, especially if the acquired business or assets involve an industry segment with which our management has limited experience or where there are limited synergies with our current businesses. Our integration of acquired businesses and realization of all synergies or efficiencies that we believe may result from such acquisitions or expansions may not come into fruition, which could negatively impact our business.

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

To date, we have conducted all of our business within North America and the Asia-Pacific area. However, we may in the future enter international markets, including possibly South America and the European markets, which would require substantial amounts of management time and attention. Our products and overall business approach may not be accepted in other markets to the extent needed to make our international expansion profitable. In addition, the additional demands on management from these activities may detract from our efforts in our current markets and adversely affect our operating results therein. Any international expansion will expose us to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and asset management difficulties.

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

Our growth strategies, operational guidance, capital allocation and capital markets support are managed largely by our existing corporate officers, including our President, Chief Executive Officer and Chairman of the Board, Ronald F. Valenta; as well as the senior management teams at our operating units in the Asia-Pacific area and North America. The continued success of our businesses will depend largely on the efforts and abilities of Mr. Valenta, the corporate executives and the operational senior management teams. These key personnel, particularly Mr. Valenta, have an understanding of our businesses that cannot be readily duplicated. However, we do not have key-man insurance on any of these key personnel. The loss of any of these key personnel, especially Mr. Valenta, could impair our ability to execute our business plan and growth strategy and could have a material adverse effect on our operating results.

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

Historically, our average monthly lease fleet utilization has averaged between 70% and 85% and the typical lease term has averaged over twelve months. These factors have provided us with a fairly predictable revenue stream. However, if utilization rates decline or should a significant number of our lease units be returned during any short period of time, we would have to re-lease a large supply of units at similar rates to maintain historic revenues from these operations. Our failure to effectively maintain historical utilization rates or remarket a large influx of units returning from leases could have a material adverse effect on our results of operations and cash flows.

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

Our business is subject to regulation and taxation under a wide variety of foreign and U.S. federal, state and local laws, regulations and policies including those imposed by the SEC, the Internal Revenue Service, the Dodd-Frank Wall Street Reform and Consumer Protection Act and NASDAQ, as well as applicable labor laws. Although we have policies and procedures designed to comply with applicable laws and regulations, failure to comply with the various laws and regulations may result in civil and criminal liability, fines and penalties, increased costs of compliance, additional taxation and restatement of our financial statements.

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

As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC, including expanded disclosures and accelerated reporting requirements. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting systems, procedures and controls to satisfy new reporting requirements, and there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could, among other things, adversely affect our stock price.

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

In addition, we may be exposed to uninsured liability at levels in excess of our policy limits. If we are found liable for any significant claims that are not covered by insurance, our liquidity and operating results could be materially adversely affected. It is possible that our insurance carriers may disclaim coverage for any class action and derivative lawsuits against us. It is also possible that some or all of the insurance that is currently available to us will not be available in the future on economically reasonable terms or not available at all. In addition, whether we are covered by insurance or not, certain claims may have the potential for negative publicity surrounding such claims, which may adversely impact our operating results, value of our public securities, or give rise to additional similar claims being filed.

Disruptions in our information technology systems could limit our ability to effectively monitor and control our operations and adversely affect our operations.

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control, including, but not limited to, cyber-security breaches, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The failure of these systems to operate effectively could result in substantial harm or inconvenience to us or our customers. This could include the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

In addition, the delay or failure to implement information system upgrades and new systems effectively could disrupt our business, distract management’s focus and attention from our business operations and growth initiatives and increase our implementation and operating costs, any of which could negatively impact our operations and operating results.

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

Significant Risks Related Primarily to Our Leasing Operations in North America

General or localized economic downturns or weakness may adversely affect our customers, in particular those in the oil and gas and construction industries, which may reduce demand for our products and services and negatively impact our future revenues and results of operations.

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

In the oil and gas industry, lower or the perception of lower or unstable domestic oil or gas prices have an adverse effect on our portable liquid containment business. Such market conditions cause customers to limit or stop exploration and extraction activities, resulting in lower rental demand and rates for our portable liquid containment products. Also, a weak U.S. economy may negatively impact infrastructure construction and industrial activity. Any of these factors would adversely affect our cash flows and financial performance and could result in excess lease fleet or impairment charges.

We may be brought into tort or environmental litigation or held responsible for cleanup of spills if the customer fails to perform, or an accident occurs in the use of our tank container products, which could materially adversely affect our business, future operating results or financial position.

Our portable liquid tank containers and containment products are used by customers to store non-hazardous and certain hazardous liquids on customer sites. Customers are responsible for proper operation of our fleet equipment while on lease and returning a cleaned and undamaged container upon completion of use, but we cannot always assure that these responsibilities are fully met in all cases. Our operations are subject to operational hazards, including accidents or equipment issues that can cause pollution and other damage to the environment. Hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, pollution and other damage to the environment, fires and hydrocarbon spills, may delay or halt operations at extraction sites which we service. These conditions can cause:

•	personal injury or loss of life;

•	liabilities from accidents by our fleet of trucks and other equipment;

•	damage to or destruction of property, equipment and the environment; and

•	the suspension of operations.

In the event of a spill or accident, we may be brought into a lawsuit or enforcement action by either our customer or a third party on numerous potential grounds, including that an inherent flaw in a container tank contributed to the accident or that the container tank had suffered some undiscovered harm from a previous customer’s use. In the event of a spill caused by our customers, we may be held responsible for cleanup under environmental laws and regulations concerning obligations of suppliers of rental products to effect remediation. In addition, applicable environmental laws and regulations may impose liability on us for conduct of third parties, or for actions that complied with applicable regulations when taken, regardless of negligence or fault. Substantial damage awards have also been made in certain jurisdictions against lessors of industrial equipment based upon claims of personal injury, property damage, and resource damage caused by the use of various products. While we try to take reasonable precautions that our lease equipment is in good and safe condition prior to lease and carry insurance to protect against certain risks of loss or accidents, liability could adversely impact our profitability.

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

Although our competition varies significantly by market, the modular space markets in which we compete are dominated primarily by four participants and are highly competitive. In addition, we compete with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular space industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings have greater financial resources and pricing flexibility. If they focus on portable storage and are unable to compete successfully, we could lose customers and our future revenues and results of operations could decline.

The portable storage industry in North America is highly competitive, and we face intense competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

The portable storage industry in North America is highly competitive and fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies to smaller multi-regional companies and small, independent businesses with a limited number of locations. Some of these competitors currently offer products outside of our offerings or may have better brand recognition in some market sectors. If these competitors use their brand awareness to promote products that compete with our product offerings, customers may choose these competitors’ products over ours, and we could lose business. A number of our competitors are competing aggressively on the basis of pricing and may drive down prices. Additionally, general economic factors could drive down market prices. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations as we would have lower margins. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

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

We believe that a key to our success in the oil and gas industry in North America is our ability to continue to employ and retain skilled and unskilled personnel. Our inability to employ or retain personnel generally could have a significant adverse effect on our operations.

A substantial portion of the revenues of Lone Star are earned from a limited number of major customers, and the loss of any one or more of these customers could adversely affect our results of operations.

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

Royal Wolf believes its brand reputation is a key driver in its success and its ability to drive future growth. Any adverse change to the reputation of Royal Wolf may adversely affect the Company’s businesses, operational performance and financial condition. Royal Wolf licenses the “Royal Wolf” trademark in Australia, New Zealand and surrounding islands in the Asia-Pacific region. There is a risk that use of the “Royal Wolf” brand by third parties in jurisdictions in which Royal Wolf does not own the trademark may adversely impact the Royal Wolf brand and consequently its business.

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

Royal Wolf is subject to exchange rate fluctuations, particularly as it sources a substantial portion of its portable container solutions fleet from China in purchases, which are U.S. dollar-denominated. While Royal Wolf has a hedging policy to mitigate this risk, unhedged exchange rate fluctuations in the Australian dollar relative to the U.S. dollar and, to a lesser extent, the New Zealand dollar, may adversely affect the financial performance of Royal Wolf, including its financial position, cash flows, distributions, growth prospects and share price.

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

Significant Risks Related Primarily to Our Manufacturing Operations in North America

Demand for our manufacturing products in North America is to a significant degree dependent on the levels of expenditures and drilling activity by the oil and gas industry, primarily in Texas, and can fluctuate significantly in a short period of time. The viability of our manufacturing operations during times of reductions in domestic drilling activity and demand for our portable liquid containment products may be significantly reliant on the commercial success of other steel-based products to industry sectors outside of the oil and gas market.

The substantial downturn in the domestic oil and gas industry since the second quarter of our fiscal year ended June 30, 2015 has resulted in lower expenditures and reduced drilling, which in turn has had a material adverse effect on the results of operations and cash flows of our manufacturing operations in North America. In order to remain commercially viable and diversify outside of the portable liquid containment business, our manufacturing operations have focused on introducing steel-based products for non-oil and gas markets, which include a chassis product line targeted to the North American transportation market and the production of GLOs for the portable storage market. While we closely monitor the situation and are hopeful of the commercial success of these new steel-based products, there is no assurance that such commercial success or viability will be attained. In FY 2016, operating losses from reduced demand of our portable liquid containment tanks and related products and the manufacturing inefficiencies inherent in the introduction of new product lines resulted in the recording of a goodwill impairment charge.

Significant competition in the oil and gas industry in which Southern Frac produces its portable liquid containment products may result in its competitors offering new or better products and services or lower prices, which could result in a loss of customers and a decrease in revenues.

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

While the oil and gas industry is extremely volatile, historically, activity may typically decline in our second quarter months of November and December and our third quarter months of January and February. These months may have lower rental activity in parts of the country where inclement weather may delay, or suspend, customer projects. The impact of these delays may be to decrease the number of frac tank containers sold until companies are able to resume their projects when weather improves. These seasonal factors may impact Southern Frac’s future operating results in each fiscal year’s second and third quarters.

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

Cost reductions may not fully offset decreases in the prices of our products due to the time required to develop and implement cost reduction initiatives. Additional factors, such as inconsistent customer ordering patterns, increasing product complexity and heightened quality standards, may also make it more difficult to reduce our costs. It is also possible that as we incur costs to implement improvement strategies, the initial impact on our financial position, results of operations and cash flow may be adverse and we may not be able to successfully realize sufficient cost savings to mitigate this adverse impact.

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

Southern Frac’s principal raw material is steel. The steel industry as a whole has been cyclical, and at times availability and steel prices can be volatile due to a number of factors beyond our control. These factors include general economic conditions, domestic and worldwide demand, the influence of hedge funds and other investment funds participating in commodity markets, curtailed production from major suppliers due to factors such as the closing or idling of facilities, accidents or equipment breakdowns, repairs or catastrophic events, labor costs or problems, competition, new laws and regulations, import duties, tariffs, energy costs, availability and cost of steel inputs (e.g., ore, scrap, coke and energy), currency exchange rates and other factors. This volatility, as well as any increases in raw material costs, could significantly affect our steel costs and adversely impact our financial results. If our suppliers increase the prices of our critical raw materials, we may not have alternative sources of supply. In addition, in an environment of increasing prices for steel and other raw materials, competitive conditions may impact how much of the price increases we can pass on to our customers. To the extent we are unable to pass on future price increases in our raw materials to customers, our financial results could be adversely affected. Also, if steel prices decrease, competitive conditions may impact how quickly we must reduce our prices to our customers, and we could be forced to use higher-priced raw materials to complete orders for which the selling prices have decreased. Decreasing steel prices could also require us to write-down the value of our inventory to reflect current market pricing.

The loss of key supplier relationships could adversely affect Southern Frac.

Southern Frac has developed relationships with certain steel and other suppliers which have been beneficial to us by providing more assured delivery and a more favorable all-in cost, which includes price and shipping costs. If any of those relationships were disrupted, it could have an adverse effect on delivery times and the overall cost and quality of our raw materials, which could have a negative impact on our business. In addition, we do not have long-term contracts with any of our suppliers. If, in the future, we are unable to obtain sufficient amounts of steel and other products at competitive prices and on a timely basis from our traditional suppliers, we may be unable to obtain these products from alternative sources at competitive prices to meet our delivery schedule, which could have a material adverse effect on our results of operations.

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

Significant Risks Related Primarily to Our Series C Preferred Stock

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

We cannot assure that we will be able to pay quarterly dividends on the Series C Preferred Shares or to redeem the Series C Preferred Shares, if we wanted to do so. Quarterly dividends on our Series C Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors. Certain factors may influence our decision, or adversely affect our ability, to pay dividends on, or make other payments in respect of, our Series C Preferred Shares, including, among other things:

•	the amount of our available cash or other liquid assets, including the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to generate and transfer cash to us;

•	our ability to service and refinance our current and future indebtedness;

•	changes in our cash requirements to fund capital expenditures, acquisitions or other operational or strategic initiatives;

•	our ability to borrow or raise additional capital to satisfy our capital needs;

•	restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants that could limit our ability to make payments to holders of the Series C Preferred Shares;

•	limitations on our subsidiaries’ ability to distribute cash to us due to third parties holding equity interests in those subsidiaries; and

•	limitations on cash payments to shareholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.

•	Our ability to maintain a Fixed Charge Ratio, as defined, of no less than 2.00.

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

The terms of the revolving senior secured credit facility with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) limit the ability of our North American Leasing operations to upstream funds to GFN that would be used to pay dividends on the Series C Preferred Stock. If the amount of the dividends payable on the Series C Preferred Stock exceeds the amount of the funds our North American Leasing operations are permitted to pay GFN, and GFN is unable to generate sufficient cash from its other subsidiaries for a dividend payment, GFN may not be able to make the required dividend payment on the Series C Preferred Stock. Our ability to pay dividends or make other payments to the holders of our Series C Preferred Shares will be adversely affected if the senior credit facility prohibits the transfer of funds to GFN.

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

One of the factors that will influence the trading price of our Series C Preferred Shares will be the dividend yield on the Series C Preferred Shares relative to market interest rates. An increase in market interest rates may reduce demand for our Series C Preferred Shares and would likely increase our borrowing costs and potentially decrease funds available for distribution. Accordingly, higher market interest rates could cause the market price of our Series C Preferred Shares to decrease.

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

The Series C Preferred Shares are not convertible, and purchasers may not realize a corresponding benefit if the trading price of our common stock rises.

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

Significant Risks Related Primarily to Our Senior Notes

The Senior Notes are not rated, and the issuance of a credit rating could adversely affect the market price of the Senior Notes.

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

We are the sole obligor of the Senior Notes, and our direct and indirect subsidiaries do not guarantee our obligations under the Senior Notes and do not have any obligation with respect to the Senior Notes. Furthermore, your right to receive payment on the Senior Notes will be structurally subordinated to the liabilities of our subsidiaries.

GFN is a holding company with no business operations or assets other than the capital stock of its direct and indirect subsidiaries. Consequently, we will be dependent on loans, dividends and other payments from these subsidiaries to make payments of principal and interest on the Senior Notes. However, our subsidiaries are separate and distinct legal entities, and they will have no obligation, contingent or otherwise, to pay the amounts due under the Senior Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payments. Holders of the Senior Notes will not have any direct claim on the cash flows or assets of our direct and indirect subsidiaries.

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

GFN’s ability, as a holding company, to make payments in respect of the Senior Notes depends on the ability of our subsidiaries to transfer funds to us.

GFN’s cash flow and ability to make payments in respect of the Senior Notes depends on the earnings of our subsidiaries, the distribution from our subsidiaries and compliance with the covenants governing the indebtedness of our subsidiaries, including, without limitation, covenants of the senior credit facilities of our subsidiaries that permit dividends and other payments from such subsidiaries to GFN. Payments by our subsidiaries to GFN are also contingent upon those subsidiaries’ earnings and business considerations. Furthermore, GFN’s right to receive any assets of any of our subsidiaries upon their liquidation, reorganization or otherwise, and thus the ability of a holder of Senior Notes to benefit indirectly from such distribution, will be subject to the prior claims of the subsidiaries’ creditors.

The terms of the revolving senior credit facility with a syndicate led by Wells Fargo limit the ability of our North American Leasing operations to upstream funds to GFN that would be used to pay interest on the Senior Notes. If the amount of the interest payable on the Senior Notes exceeds the amount of the funds our North American Leasing operations are permitted to pay GFN, and GFN is unable to generate sufficient cash from its other subsidiaries for an interest payment, GFN may not be able to make the required interest payment on the Senior Notes. Our ability to pay interest or principal to the holders of our Senior Notes will be adversely affected if the senior credit facility prohibits the transfer of funds to GFN.

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

We lease most of the locations in our North American leasing operations, except for Pac-Van’s corporate offices. Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our branches and other properties in North America as of June 30, 2016:

Location	Function/Uses
United States:
Albany, GA	Leasing and sales
Atlanta, GA	Leasing and sales
Austin, TX	Leasing and sales
Bakersfield, CA	Leasing and sales
Boston, MA	Leasing and sales
Charleston, WV	Leasing and sales
Charlotte, NC	Leasing and sales
Chicago, IL (owned)	Leasing and sales
Cincinnati, OH	Leasing and sales
Cleveland, OH	Leasing and sales
Columbus, OH	Leasing and sales
Corpus Christi, TX	Leasing and sales
Dallas, TX	Leasing and sales
Denver, CO	Leasing and sales
Des Moines, IA	Leasing and sales
Detroit, MI	Leasing and sales
Elkhart, IN	Leasing and sales
Elko, NV	Fleet storage
Chino-Los Angeles, CA	Leasing and sales
Green Bay, WI	Leasing and sales
Houston, TX	Leasing and sales
Indianapolis, IN	Leasing and sales
Indianapolis, IN (owned)	Corporate office
Jacksonville, FL	Leasing and sales
Kansas City, MO	Leasing and sales
Kenedy, TX (a)	Leasing and sales
Kermit, TX (b)	Leasing and sales
Las Vegas, NV	Leasing and sales
Lexington, KY	Leasing and sales
Louisville, KY	Leasing and sales
Madison, WI	Leasing and sales
Memphis, TN (owned)	Leasing and sales
Miami, FL	Leasing and sales
Milwaukee, WI	Leasing and sales
Nashville, TN	Leasing and sales
New Brunswick (Trenton), NJ	Leasing and sales
Orlando, FL	Leasing and sales
Paducah, KY	Leasing and sales
Phoenix, AZ (c)	Leasing and sales
Pittsburgh, PA	Leasing and sales
Milan, IL (Quad Cities)	Leasing and sales
Raleigh, NC	Leasing and sales
Salt Lake City, UT	Leasing and sales
San Antonio, TX	Leasing and sales
Seattle, WA	Leasing and sales
Springfield, MO	Leasing and sales
St. Louis, MO	Leasing and sales
Toledo, OH	Leasing and sales
Watford City, ND	Leasing and sales
Canada:
Edmonton, AB (c)	Leasing and sales
Calgary, AB	Leasing and sales

(a)	There is another associated location in Karnes, TX, but it does not conduct leasing and sales.

(b)	There is another associated location in Goldsmith, TX, but it does not conduct leasing and sales.
(c)	There is also a fleet maintenance and modification facility in this market.

Southern Frac’s 40,000 square foot manufacturing facility located in Waxahachie, Texas is on a 7.4 acre property, which we purchased in December 2012. In addition, Southern Frac has two contiguous leased properties that include administrative offices and warehouse space, as well as additional parking, with lease terms through February 2019 and March 2019 with a three-year renewal option on each lease.

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our chief executive officer, who is also the chairman of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised our option to renew the lease for an additional five-year term commencing February 1, 2013. We also lease a small office in Northbrook, Illinois. The term of the lease is through October 31, 2016.

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of portable storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and the CSCs are all leased. The following table shows information about our CSCs and other properties by country (Australia and New Zealand) at June 30, 2016 and we believe these properties are suitable and adequate:

Location	Functions/Uses
Australia:
Adelaide	Leasing, on-site storage and sales
Brisbane – Weyba Street Banyo	Leasing, on-site storage and sales
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)
South Brisbane – Musgrave Road Cooper Plains	Leasing, on-site storage and sales
Cairns	Leasing, on-site storage and sales
Canberra	Leasing, on-site storage and sales
Melbourne East – Clayton	Leasing, on-site storage and sales
Melbourne West - Sunshine	Leasing, on-site storage and sales
Albury	Leasing, on-site storage and sales
Darwin	Leasing, on-site storage and sales
Geraldton	Leasing, on-site storage and sales
Gold Coast	Leasing, on-site storage and sales
Gosford – Central Coast	Leasing, on-site storage and sales
Hobart - Tasmania	Leasing, on-site storage and sales
Launceston - Tasmania	Leasing, on-site storage and sales
Hornsby	Head office (Not a CSC)
Sydney – Moorebank	Leasing, on-site storage and sales
Sydney – St. Marys	Leasing, on-site storage and sales
Sydney – Blacktown (Containertech)	Warehouse and sales (Not a CSC)
Newcastle	Leasing, on-site storage and sales
Perth – Railway Parade Bassendean	Leasing, on-site storage and sales
Perth South – Bibra Lake	Leasing, on-site storage and sales
Roma - Queensland	Fleet storage and overflow (not a CSC)
Rockhampton	Leasing, on-site storage and sales
Toowoomba	Leasing, on-site storage and sales
Townsville	Leasing, on-site storage and sales
Wollongong	Small serviced office (not a CSC)

New Zealand:
Auckland – Jarvis Way	Head Office, Leasing, on-site storage and sales
Christchurch	Leasing, on-site storage and sales
Dunedin	Leasing, on-site storage and sales
Hamilton	Leasing, on-site storage and sales
Napier	Leasing, on-site storage and sales
Palmerston North	Leasing, on-site storage and sales
Silverdale/Albany	Leasing, on-site storage and sales
Tauranga/Bay of Plenty	Leasing, on-site storage and sales
Wellington	Leasing, on-site storage and sales

Item 3.	Legal Proceedings

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

	Common Stock
	High	Low
Year Ended June 30, 2016:
Fourth Quarter	$4.74	$4.06
Third Quarter	5.05	3.55
Second Quarter	4.93	3.65
First Quarter	5.61	3.30

Year Ended June 30, 2015:
Fourth Quarter	$8.60	$5.13
Third Quarter	9.84	7.43
Second Quarter	9.86	8.11
First Quarter	9.81	8.30

Record Holders

As of August 1, 2016, there were 71 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We believe that there are thousands of beneficial owners.

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

Sales of Unregistered Securities

Information required is not applicable or has been previously included in either a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Equity Compensation Plan

The following table sets forth information concerning our equity compensation plans (see Note 9 of Notes to Consolidated Financial Statements) as of June 30, 2016:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,183,224	$5.30	1,045,943	(i)
Equity compensation plans not approved by security holders	—	—	—

Total	2,183,224	$5.30	1,045,943	(i)

(i)	Reduced by the issuance under the equity compensation plans of 541,954 restricted (non-vested equity) and non-restricted shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s (“S&P”) Small Cap and the Russell 2000 if $100 were invested in our common stock and each index on June 30, 2011.

	Period Ending
Index	06/30/11	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16
General Finance Corporation	100.00	107.69	155.52	317.73	174.58	142.14
Russell 2000	100.00	97.92	121.63	150.38	160.13	149.35
S&P Small Cap	100.00	101.43	126.97	159.39	170.10	170.05

Item 6.	Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2016 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2012	2013	2014	2015	2016
Sales:
Lease inventories and fleet	$108,341	$103,003	$116,448	$90,275	$111,439
Manufactured units	—	19,140	19,647	13,981	6,179

	108,341	122,143	136,095	104,256	117,618
Leasing	103,898	123,400	151,010	199,569	168,233

	212,239	245,543	287,105	303,825	285,851

Operating income	26,245	29,491	40,041	43,043	14,383
Other expense, net	(12,143)	(9,883)	(13,272)	(21,301)	(19,860)

Income (loss) before provision for income taxes	14,102	19,608	26,769	21,742	(5,477)
Net income (loss)	8,742	11,413	15,149	13,045	(3,286)
Net income (loss) attributable to common stockholders	2,436	3,545	3,904	3,475	(9,025)

Net income (loss) per common share:
Basic	$0.11	$0.16	$0.16	$0.13	$(0.35)
Diluted	0.11	0.16	0.15	0.13	(0.35)

Consolidated Balance Sheet Information:

	June 30,
	2012	2013	2014	2015	2016
Trade and other receivables, net	$35,443	$34,360	$61,474	$47,641	$38,067
Inventories	31,206	31,858	27,402	36,875	34,609
Lease fleet, net	259,458	290,165	396,552	410,985	419,345
Total assets	437,560	473,166	668,489	687,170	675,813

Trade payables and accrued liabilities	35,964	32,238	53,838	37,590	43,476
Senior and other debt	174,092	162,951	302,877	356,733	354,459
Total equity	193,997	234,141	257,885	234,356	224,612

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2016 and June 30, 2015. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2016:
Revenues	$63,786	$83,267	$66,469	$72,329
Gross profit	5,089	7,643	5,606	6,534
Operating income (a)	3,999	8,688	953	743
Net income (loss)	(535)	1,880	(2,275)	(2,356)
Net income (loss) attributable to common stockholders	(2,020)	97	(3,282)	(3,820)

Net income per common share:
Basic	$(0.08)	$0.00	$(0.13)	$(0.15)
Diluted	(0.08)	0.00	(0.13)	(0.15)

For the Fiscal Year Ended June 30, 2015:
Revenues	$80,442	$88,707	$69,386	$65,290
Gross profit	7,186	9,173	6,350	5,868
Operating income	15,468	17,713	6,527	3,335
Net income (loss)	6,401	7,119	601	(1,076)
Net income (loss) attributable to common stockholders	3,718	4,591	(1,741)	(3,093)

Net income per common share:
Basic	$0.14	$0.18	$(0.07)	$(0.12)
Diluted	0.14	0.17	(0.07)	(0.12)

(a)	Fourth quarter includes non-recurring severance costs and CEO retirement compensation at Royal Wolf of $727, a non-cash trade name impairment charge of $387 and lower of cost or net realizable value write-downs of $1,350.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation , a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of June 30, 2016, our two geographic leasing operations lease and sell their products through twenty-two customer service centers (“CSCs”) in Australia, nine CSCs in New Zealand, forty-seven branch locations in the United States and two branch locations in Canada. At that date, we had 274 and 499 employees and 41,627 and 36,978 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Year Ended June 30, 2016 (“FY 2016”) Compared to Year Ended June 30, 2015 (“FY 2015”)

The following compares our FY 2016 results of operations with our FY 2015 results of operations.

Revenues. Revenues decreased $17.9 million, or 6%, to $285.9 million in FY 2016 from $303.8 million in FY 2015. This consisted of a $6.1 million decrease, or 4%, in revenues in our North American leasing operations, a decrease of $4.0 million, or 3%, in revenues in the Asia-Pacific area and a decrease of $7.8 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the weakening Australian dollar relative to the U.S. dollar in FY 2016 versus FY 2015 adversely effected the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2016 was $0.7287 U.S. dollar compared to $0.8373 U.S. dollar during FY 2015. In Australian dollars, total revenues in the Asia-Pacific area increased by 11% from FY 2015 to FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $20.6 million in FY 2016 from FY 2015 across most sectors, offset somewhat by decreases in the oil and gas and government sectors totaling $6.3 million. At Lone Star, revenues declined by $26.8 million, or 53%, from $50.2 million in FY 2015 to $23.4 million in FY 2016. The revenue decrease in the Asia-Pacific area occurred primarily in the oil and gas, government, retail and mining sectors, and was partially offset by increases in the transportation, building and construction, industrial and moving sectors. Revenues were also impacted by an approximate 13% unfavorable foreign exchange translation effect between periods.

Sales and leasing revenues represented 40% and 60% of total non-manufacturing revenues, respectively, in FY 2016 compared to 31% and 69% of total non-manufacturing revenues in FY 2015. The revenue mix shift towards sales between the years was primarily the result of the revenue decline at Lone Star, which revenues have been exclusively leasing.

Sales during FY 2016 amounted to $117.6 million, compared to $104.3 million during FY 2015; representing an increase of $13.3 million, or 13%. This consisted of an $8.4 million increase, or 15%, in sales in the Asia-Pacific area, an increase of $12.7 million, or 36%, in our North American leasing operations and a decrease in manufacturing sales of $7.8 million, or 56%, at Southern Frac. Overall, non-manufacturing sales increased by a net $21.1 million, or 23%, in FY 2016 from FY 2015. The increase in the Asia-Pacific area was comprised of a decrease of $5.7 million ($0.9 million increase due to higher unit sales, $0.1 million decrease due to lower average prices and a $6.5 million decrease due to foreign exchange movements) in the CSC operations and an increase of $14.1 million ($7.2 million increase due to higher unit sales, a $9.7 million increase due to higher average prices and a $2.8 million decrease due to foreign exchange movements) in the national accounts group, which included several low-margin sales in the transportation sector of approximately $14.0 million (AUS$19.4 million) in FY 2016. In our North American leasing operations, the sales increase in FY 2016 from FY 2015 was across most sectors, most notably in the construction, services and industrial sectors, which totaled $11.5 million; offset somewhat by decreases in the oil and gas, government and retail sectors totaling $3.1 million. The decrease at Southern Frac was due to the decreased demand for our portable liquid containment tanks caused by weaker oil and gas drilling activity, primarily in Texas.

Leasing revenues during FY 2016 totaled $168.3 million, as compared to $199.5 million during FY 2015, representing a decrease of $31.2 million, or 16%. This consisted of a decrease of $18.8 million, or 14%, in North America, and a decrease of $12.4 million, or 18%, in the Asia-Pacific area. In Australian dollars, leasing revenues decreased by 6% in the Asia-Pacific area from FY 2015 to FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 83% and 68%, respectively, during FY 2016, a decrease from 85% and 72% in FY 2015. The overall average utilization decreased in FY 2016 to 80% from 82% in FY 2015; and the average monthly lease rate of containers was AUS$159 in FY 2016 versus AUS$175 in FY 2015. Leasing revenues in FY 2016 decreased in Australian dollars over FY 2015 due primarily to the lower composite monthly lease rate, as a result of the reduction of units on lease of portable container buildings to the oil and gas sector, and the average monthly number of units on lease being more than 450 lower in FY 2016 as compared to FY 2015.

In our North American leasing operations, average utilization rates were 74%, 80%, 43%, 76% and 81% and average monthly lease rates were $121, $317, $699, $278 and $772 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2016; as compared to 76%, 85%, 71%, 75% and 79% and average monthly lease rates were $114, $299, $1,314, $259 and $770 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2015, respectively. The average composite utilization rate decreased to 71% in FY 2016 from 76% in FY 2015; however, the composite average monthly number of units on lease was over 3,800 higher in FY 2016 as compared to FY 2015. The increased average monthly number of units on lease and higher monthly lease rates, other than frac tank containers, between the years resulted from improved demand in most sectors, but was more than offset by a decrease of $30.4 million in the oil and gas sector, primarily at Lone Star, while all other sectors increased by $11.6 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $17.9 million from $64.8 million during FY 2015 to $82.7 million during FY 2016, as a result of the increased sales from our lease inventories and fleet, as discussed above. Our gross profit percentage from these non-manufacturing sales decreased to 26% in FY 2016 from 28% in FY 2015, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $10.1 million in FY 2016, as compared to $10.9 million in FY 2015, resulting in a gross margin loss of $3.9 million in FY 2016, versus a gross profit of $3.1 million in FY 2015. This was due primarily to the lack of volume of tank sales, lower of cost or net realizable value write-downs of approximately $1.4 million and production inefficiencies from the start-up of our new chassis product line. We remain focused on making our chassis product line and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business, but we will be closely monitoring the situation.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses decreased by $9.6 million from $147.4 million during FY 2015 to $137.8 million during FY 2016. As a percentage of revenues, these costs decreased slightly to 48% during FY 2016 from 49% in FY 2015. FY 2016 included non-recurring severance costs and CEO retirement compensation at Royal Wolf of $0.7 million and FY 2015 included $0.4 million related to expenses of a public equity offering that was postponed.

Impairment of Goodwill and Trade Name. We recognized non-cash impairment charges of $2.7 million and $0.4 million to the goodwill and trade name, respectively, recorded in our North American manufacturing operations as a result of the Southern Frac acquisition. Reference is made to “Critical Accounting Estimates” below and Note 2 of Notes to Consolidated Financial Statements for further discussion regarding these non-amortizable intangible assets.

Depreciation and Amortization. Depreciation and amortization increased slightly by $0.1 million to $37.8 million in FY 2016 from $37.7 million in FY 2015. This consisted of a decrease of $1.2 million in the Asia-Pacific, primarily as a result of the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015 (in Australian dollars, depreciation and amortization increased by AUS$1.1 million), which was more than offset by a $1.3 million increase in North America, primarily as a result of our increased investment in lease fleet purchases and business acquisitions.

Interest Expense. Interest expense of $19.6 million in FY 2016 was $1.5 million lower than the $21.1 million in FY 2015, consisting of decreases of $1.3 million in the Asia-Pacific area and $0.2 million in North America. The weighted-average interest rate of 5.4% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in the Asia-Pacific area was the same in both FY 2016 and FY 2015, but was more than offset by the comparatively lower average borrowings between the periods. In North America, the lower interest expense was due primarily to the weighted-average interest rate of 4.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2016 being lower than the 5.2% in FY 2015, despite higher average borrowings in FY 2016 as compared to FY 2015.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9439 at June 30, 2014, $0.7658 at June 30, 2015 and $0.74425 at June 30, 2016. In FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $(512,000) and $(180,000) and $(103,000) and $80,000, respectively. In addition, in FY 2015 and FY 2016, unrealized exchange gains (losses) on forward exchange contracts totaled $383,000 and $(367,000), respectively. In FY 2016, we sold our owned real properties in the Asia-Pacific area for a net gain of $109,000.

Income Taxes. Our effective income tax rate was 40.0% in FY 2016 and FY 2015. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In both FY 2016 and FY 2015, we paid $3.7 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $2.1 million and $5.9 million in FY 2016 and FY 2015, respectively, a decrease of $3.8 million. The decrease was due to the reduced profitability at both operating entities, which also included the translation effect at Royal Wolf of a weaker Australian dollar to the U.S. dollar in FY 2016 versus FY 2015.

Net Income Attributable to Common Stockholders. Net loss attributable to common stockholders of $9.0 million in FY 2016 was $12.5 million less than the net income of $3.5 million in FY 2015, primarily as a result of lower operating profit in both North America (including goodwill and trade name impairment charges and inventory write-downs in our North American manufacturing operations) and the Asia-Pacific area (including the adverse effect of the weakening Australian dollar).

FY 2015 Compared to Year Ended June 30, 2014 (“FY 2014”)

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

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.9146 at June 30, 2013, $0.9439 at June 30, 2014 and $0.7658 at June 30, 2015. In FY 2014 and FY 2015, net unrealized and realized foreign exchange gains (losses) totaled $217,000 and $(628,000) and $(512,000) and $(180,000), respectively. In addition, in FY 2014 and FY 2015, unrealized exchange gains (losses) on forward exchange contracts totaled $(939,000) and $383,000, respectively.

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

Preferred Stock Dividends. In FY 2015 and FY 2014, we paid dividends of $3.7 million and $3.5 million, respectively, for primarily our Series C Preferred Stock.

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

	Year Ended June 30,
	2012	2013	2014	2015	2016
Net income (loss)	$8,742	$11,413	$15,149	$13,045	$(3,286)
Add —
Provision (benefit) for income taxes	5,360	8,195	11,620	8,697	(2,191)
Foreign currency exchange loss (gain) and other	(443)	(1,028)	1,372	273	309
Interest expense	12,743	10,969	11,952	21,096	19,648
Interest income	(157)	(58)	(52)	(68)	(97)
Depreciation and amortization	18,924	22,241	27,127	38,571	38,634
Impairment of goodwill and trade name	—	—	—	—	3,068
Share-based compensation expense	901	1,316	1,938	2,174	2,388
Expenses of postponed public equity offering	—	—	—	365	—
Inventory write-downs and related	—	—	—	—	1,630
Non-recurring severance costs and CEO retirement compensation at Royal Wolf	—	—	—	—	727

Adjusted EBITDA	$46,070	$53,048	$69,106	$84,153	$60,830

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

Liquidity and Financial Condition

Though we have raised capital at the corporate level to primarily assist in the funding of acquisitions and lease fleet expenditures, as well as for general purposes, our operating units substantially fund their operations through secured bank credit facilities that require compliance with various covenants. These covenants require our operating units to, among other things; maintain certain levels of interest or fixed charge coverage, EBITDA (as defined), utilization rate and overall leverage.

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $130,244,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $78,146,000 (AUS$105,000,000) and CBA’s proportionate share is $52,098,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $93,031,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $37,213,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

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

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time we have prepaid $15,000,000 of the initial borrowings, and $10,000,000 remained outstanding at June 30, 2016. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

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

Reference is made to Notes 3 and 5 of Notes to Consolidated Financial Statements for further discussion of our equity transactions and senior and other debt.

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

Reference is made to Note 13 of Notes to Consolidated Financial Statements for a discussion of recent developments.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2014	2015	2016
Net cash provided by operating activities	$51,548	$38,249	$48,822

Net cash used in investing activities	$(163,585)	$(107,430)	$(35,378)

Net cash provided by (used in) financing activities	$112,909	$67,420	$(5,577)

Cash Flow for FY 2016 Compared to FY 2015

Operating activities. Our operations provided net cash flow of $48.8 million during FY 2016, an increase of $10.6 million from the $38.2 million of operating cash flow provided during FY 2015. While FY 2016 was a net loss of 3.3 million and $16.3 million lower than the net income of $13.0 million in FY 2015, our management of operating assets and liabilities in FY 2016, when compared to FY 2015, enhanced operating cash flows by $34.6 million. In FY 2016, our management of operating assets and liabilities increased operating cash flows by $16.3 million, whereas in FY 2015 operating cash flows were reduced by $18.3 million. Significant reasons for the decrease in operating assets and liabilities in FY 2015 was the payment of accruals in connection with the initial year of Lone Star operations totaling $9.0 million and increased sale and manufacturing inventories of $9.3 million and $5.4 million, respectively. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, caused a net increase of 0.5 million to operating cash flows in FY 2016 versus a relatively small net increase of only $25,000 to operating cash flows in FY 2015. Also, our operating cash flows in FY 2016 increased by $3.1 million over FY 2015 as a result of the non-cash addback of the goodwill and trade name impairment charge recognized at Southern Frac. However, the increase to our operating cash flows of $40.6 million for non-cash adjustments for depreciation, amortization (including amortization of deferred financing costs) and accretion of interest was $1.0 million less than the $41.6 million in FY 2015. In addition, our FY 2016 operating cash flows were reduced by $9.7 million when compared to FY 2015 from non-cash adjustments of deferred income taxes. Typically, our operating cash flows are enhanced by the deferral of most income taxes due to the rapid tax depreciation rate of our fixed assets and available net operating loss carryforwards. In both FY 2016 and FY 2015, operating cash flows were reduced by gains on the sales of lease fleet of $6.4 million and $5.8 million, respectively, and enhanced by non-cash share-based compensation charges of $2.4 million and 2.2 million, respectively.

Investing Activities. Net cash used in investing activities was $35.4 million during FY 2016, as compared to $107.4 million used during FY 2015, a significant decrease of $72.0 million. Purchases of property, plant and equipment (or rolling stock) were $4.2 million in FY 2016 and $18.0 million in FY 2015, a decrease of $13.8 million; and proceeds from sales of property, plant and equipment were $10.6 million in FY 2016 and $0.5 million in FY 2015, an increase of $10.1 million. FY 2015 included real estate purchases in North America and in the Asia-Pacific area totaling $1.2 million and $9.1 million, respectively, and in FY 2016 all of our owned real properties in the Asia-Pacific area were sold for $10.3 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $20.8 million in FY 2016 as compared to $54.6 million in FY 2015, a decrease of $33.8 million. In FY 2016, net capital expenditures of lease fleet were approximately $14.7 million in North America, as compared to $42.1 million in FY 2015, a decrease of $27.4 million, due primarily to reduced demand in our liquid containment business; and net capital expenditures of lease fleet in the Pan Pacific totaled $6.1 million in FY 2016, versus $12.5 million in FY 2015, a decrease of $6.4 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2016, we made six business acquisitions (four in North America and two in the Asia-Pacific area) for cash of $20.7 million, as compared to eight business acquisitions (six in North America and two in the Asia-Pacific area) in FY 2015 for cash totaling $34.1 million (see Note 4 of Notes to Consolidated Financial Statements).

Financing Activities. Net cash used in financing activities was $5.6 million during FY 2016, as compared to net cash provided of $67.4 million during FY 2015, a significant decrease of $61.8 million. In FY 2016 and FY 2015, cash provided from financing activities included net borrowings of $1.3 million and $78.1 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions. This represents a significant decrease in net borrowings in FY 2016 of $76.8 million from FY 2015. However, cash was used in both FY 2016 and FY 2015 to pay dividends on primarily our Series C Preferred Stock of $3.7 million. Additionally, in FY 2016 and FY 2015, Royal Wolf paid dividends of $2.9 million and $3.9 million, respectively, to noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements); and in FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac. In FY 2015, cash was used to purchase $3.4 million of RWH capital stock in the open market, of which a net $0.9 million was purchased by Royal Wolf for eventual issuance to key employees under its long term incentive plan (see Note 9 of Notes to Consolidated Financial Statements).

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

Investing Activities. Net cash used in investing activities was $107.4 million during FY 2015, as compared to $163.6 million used during FY 2014, a decrease of $56.2 million. Purchases of property, plant and equipment were $18.0 million (which included real estate purchases in North America and in the Asia-Pacific area totaling $1.2 million and $9.1 million, respectively) in FY 2015 and $7.2 million FY 2014, an increase of $10.8 million; and net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $54.6 million in FY 2015 as compared to approximately $65.8 million in FY 2014, a decrease of $11.2 million. In FY 2015, net capital expenditures of lease fleet were approximately $42.1 million in North America, as compared to $44.3 million in FY 2014, a decrease of $2.2 million; and net capital expenditures of lease fleet in the Pan Pacific totaled $12.5 million in FY 2015 versus $21.5 million in FY 2014, a decrease of $9.0 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2015, we made eight business acquisitions (two in the Asia-Pacific region and six in North America) for cash totaling $34.1 million, as compared to seven acquisitions (two in the Asia-Pacific region and five in North America) in FY 2014 for cash totaling $90.7 million; a decrease of $56.6 million between the periods (see Note 4 of Notes to Consolidated Financial Statements).

Financing Activities. Net cash provided by financing activities was $67.4 million during FY 2015, as compared to $112.9 million provided during FY 2014, a decrease of $45.5 million. In FY 2015 and FY 2014, cash provided from financing activities included net borrowings of $78.1 million and $142.9 million, respectively, on existing credit facilities to primarily fund our increasing investment in the container lease fleet and business acquisitions. In FY 2014, in the Asia-Pacific area, we completely repaid the ANZ Credit Facility for $113.6 million and entered into the new ANZ/CBA Credit Facility. Also in FY 2014, cash provided from financing activities included borrowings of $25.0 million from the Credit Suisse Term Loan and $72.0 million from the Senior Notes (see “Liquidity and Financial Condition” above). However, cash was used in FY 2015 and FY 2014 to pay preferred stock dividends of $3.7 million, and $3.5 million, respectively, on primarily our Series C Preferred Stock; and, additionally, in FY 2015 and FY 2014, cash was used to purchase $3.9 million and $4.7 million, respectively, of RWH capital stock in the open market, of which a net $0.9 million and $1.0 million, respectively, was purchased by Royal Wolf for eventual issuance to key employees under its Long Term Incentive Plan (see Note 9 of Notes to Consolidated Financial Statements). In both FY 2015 and FY 2014, Royal Wolf paid dividends of $3.9 million and $4.7 million, respectively, to noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements).

Asset Management

Receivables and inventories were $38.1 million and $34.6 million at June 30, 2016 and $47.6 million and $36.9 million at June 30, 2015, respectively. At June 30, 2016, days sales outstanding (“DSO”) in trade receivables were 36 days and 49 days in the Asia-Pacific area and in our North American leasing operations, as compared to 40 days and 66 days at June 30, 2015, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $419.3 million at June 30, 2016, as compared to $411.0 million at June 30, 2015. At June 30, 2016, we had 78,605 units (22,194 units in retail operations in Australia, 9,688 units in national account group operations in Australia, 9,745 units in New Zealand, which are considered retail; and 36,978 units in North America) in our lease fleet, as compared to 72,856 units (21,301 units in retail operations in Australia, 10,263 units in national account group operations in Australia, 10,178 units in New Zealand, which are considered retail; and 31,114 units in North America) at June 30, 2015. At those dates, 57,265 units (17,829 units in retail operations in Australia, 5,816 units in national account group operations in Australia, 8,218 units in New Zealand, which are considered retail; and 25,402 units in North America); and 54,730 units (17,851 units in retail operations in Australia, 6,391 units in national account group operations in Australia, 8,762 units in New Zealand, which are considered retail; and 21,726 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,060 storage and freight containers and 6,567 portable building containers at June 30, 2016; and 36,177 storage and freight containers and 5,565 portable building containers at June 30, 2015. At those dates, units on lease were comprised of 27,259 storage and freight containers and 4,604 portable building containers; and 29,178 storage and freight containers and 3,826 portable building containers, respectively.

In North America, the lease fleet was comprised of 24,084 storage containers, 3,106 office containers (GLOs), 4,056 portable liquid storage tank containers, 4,590 mobile offices and 1,142 modular units at June 30, 2016; and 18,708 storage containers, 2,550 office containers (GLOs), 4,027 portable liquid storage tank containers, 4,690 mobile offices and 1,139 modular units at June 30, 2015. At those dates, units on lease were comprised of 17,081 storage containers, 2,394 office containers, 1,501 portable liquid storage tank containers, 3,518 mobile offices and 908 modular units; and 13,225 storage containers, 2,062 office containers, 1,980 portable liquid storage tank containers, 3,548 mobile offices and 911 modular units, respectively.

Contractual Obligations and Commitments

At June 30, 2016, our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. The table below provides a summary of our contractual obligations and reflects expected payments due as of June 30, 2016 and does not reflect changes that could arise after that date.

	Total	Within 1 Year	Within 1 to 2 Years	Within 2 to 3 Years	Within 3 to 4 Years	Within 4 to 5 Years	More than 5 Years
ANZ/CBA Credit Facility	$76,050	$—	$73,348	$—	$2,702	$—	$—
Interest payment obligations under the ANZ/CBA Credit Facility (a)	4,653	4,031	467	143	12	—	—
Wells Fargo Credit Facility	187,591	—	187,591	—	—	—	—
Interest payment obligations under the Wells Fargo Credit Facility (b)	7,121	6,003	1,118	—	—	—	—
Credit Suisse Term Loan	10,000	—	10,000	—	—	—	—
Interest payment obligations under the Credit Suisse Term Loan (c)	815	813	2	—	—	—	—
Senior Notes	72,000	—	—	—	—	—	72,000
Interest payment obligations under the Senior Notes (d)	29,738	5,850	5,850	5,850	5,850	5,850	488
Other (e)	8,818	4,107	1,716	1,753	297	163	782
Other interest payment obligations (f)	724	324	185	102	53	41	19
Operating leases (g)	36,748	8,142	6,529	4,891	3,859	2,892	10,435

Total	$434,258	$29,270	$286,806	$12,739	$12,773	$8,946	$83,724

(a)	Interest payment obligations under the ANZ/CBA Facility, which are subject to a variable rate, were calculated using a weighted –average rate during the fourth quarter of FY 2016 of 5.3%.
(b)	Interest payment obligations under the Wells Fargo Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2016 of 3.2%.
(c)	Interest payment obligations under the Credit Suisse Term Loan, which are subject to a variable rate, were calculated using a rate at June 30, 2016 of 8.1266%.
(d)	Interest payment obligations under the Senior Notes were calculated using the stated rate of 8.125%.
(e)	Includes primarily certain holdback and other notes incurred in connection with acquisitions (see Note 4 of Notes to Consolidated Financial Statements) and equipment financing activities.
(f)	Other interest payment obligations were calculated using a weighted –average rate during the fourth quarter of FY 2015 of 4.8% (interest payments subsequent to June 30, 2022 are considered immaterial and are not calculated).
(g)	See Note 10 of Notes to Consolidated Financial Statements.

We estimate the annual distribution requirements with respect to our Series C Preferred Stock and Series B Preferred Stock outstanding at June 30, 2016 to be approximately $3.7 million. Dividends are paid when and if declared by our Board of Directors and accumulate if not paid.

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

We are required to estimate the collectability of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. On a recurring basis, we evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, days sales outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. Prior to FY 2016, uncollectible accounts were generally within the range of our expectations; however, in FY 2016 we provided more than our historically normal provision and write-offs for bad debts, primarily for customers in the oil and gas sector.

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

We assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is more likely than not less than the carrying amount, a quantitative two-step impairment test process would be applied. The first step in this quantitative process is a screen for potential impairment where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If, however, the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. If the implied fair value is less than the carrying value of the goodwill, an impairment loss would be recorded for the difference. We conducted our annual impairment analysis at June 30, 2014 and June 30, 2015 and concluded that goodwill was not impaired as of those dates. In particular, the step one impairment analysis performed on the North American reporting units, Pac-Van, Lone Star and Southern Frac, calculated that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets) as of June 30, 2015. At March 31, 2016, we determined that qualitative factors in our North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11%, its implied value of goodwill was still greater than its carrying value. However, we determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. At June 30, 2016, the annual step one impairment analysis performed on the North American reporting units, Pac-Van and Lone Star, calculated that the value of goodwill was still greater than its carrying value and that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital at that date was approximately 21% and 12%, respectively, of their book value. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangible assets (those assets resulting from acquisitions) for impairment if we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If we determine that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If we determine that fair value is not likely to be less than the carrying amount, then no further testing would be required. We conducted our review at each fiscal yearend, which did not result in an impairment adjustment for FY 2014 or FY 2015, but did result in an impairment write-down at June 30, 2016 of $387,000 to the carrying amount of the trade name recorded at Southern Frac. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which we believe are reasonable, but are uncertain and subject to changes in market conditions.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of June 30, 2016.

Our independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of June 30, 2016, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of June 30, 2016.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).

3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).

3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).

3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).

4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

Exhibit No.	Exhibit Description

4.5	Form of 8.125% Senior Note due 2021 (included as Exhibit A to Exhibit 4.2 above) (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

10.1	General Finance Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.2	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).

10.3	Facility Agreement dated March 31, 2014 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed April 4, 2014).

10.4	Amended and Restated Asset Purchase Agreement dated as April 4, 2014 by and among KHM Rentals, LLC, Lone Star Tank Rental L.P., the Principals listed in Exhibit A attached hereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.5	Amended and Restated Credit Agreement dated April 7, 2014 by and among Wells Fargo Bank, National Association, HSBC Bank USA, N.A., certain other lenders parties thereto, Pac-Van, Inc., and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.6	Stockholders Agreement dated April 7, 2014 by and among General Finance Corporation and the stockholders of General Finance Corporation parties thereto (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.7	Pledge Agreement dated April 7, 2014 by and among Bobby Herricks, Justin Herricks, General Finance Corporation and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.8	Non-Negotiable Promissory Note dated April 7, 2014 in the original principal amount of $5,000,000 by Lone Star Inc. held by KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.9	Continuing Guaranty dated April 7, 2014 of GFN North America Corp. in favor of KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).

10.10	ANZ Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Trading Australia Pty Limited (“Royal Wolf Australia”), Royalwolf Trading New Zealand Limited (“Royal Wolf New Zealand”), Australia and New Zealand Banking Group Limited (“ANZ”) and ANZ Bank New Zealand Limited (“ANZ New Zealand”) (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.11	CBA Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Australia, Royal Wolf New Zealand and Commonwealth Bank of Australia (“CBA”) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.12	Deed Poll dated May 7, 2014 entered into among ANZ, ANZ New Zealand, CBA, Royal Wolf Australia and Royal Wolf New Zealand (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).

10.13	Amendment No. 1 among Pac-Van, Lone Star, Wells Fargo Bank, National Association, HSBC Bank USA, NA and Capital One Business Credit Corp. (incorporated by reference to Registrant’s Form 8-K filed May 29, 2014).

10.14	Employment Agreement dated May 30, 2014 between Royal Wolf Trading Australia Pty Limited and Robert Allan (incorporated by reference to Registrant’s Form 8-K filed June 4, 2014)

10.15	Underwriting Agreement dated June 11, 2014 between Sterne, Agee & Leach, Inc., as representative of the several underwriters, and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed June 16, 2014).

10.16	General Finance Corporation 2014 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 17, 2014).

10.17	Fifth Amendment to Credit and Security Agreement dated December 3, 2014 among Wells Fargo Bank, National Association, Southern Frac, the Company and GFNMC (incorporated by reference to Registrant’s Form 8-K filed December 5, 2014).

10.18	Amendment to General Finance Corporation 2014 Stock Incentive Plan Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).

Exhibit No.	Exhibit Description

10.19	Amendment No. 2 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2015)

10.20	Employment Agreement with Jody Miller dated June 1, 2015 (incorporated by reference to Registrant’s Form 8-K filed June 1, 2015).

10.21	Amendment No. 3 dated May 29, 2015 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company and OneWest Bank N.A. 2015 (incorporated by reference to Registrant’s Form 8-K filed June 1, 2015).

10.22	Amendment No. 4 dated June 30, 2015 to Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, HSBC Bank USA, NA, OneWest Bank N.A., Pac-Van, Lone Star, GFNRC, Southern Frac and GFNMC(incorporated by reference to Registrant’s Form 8-K filed July 2, 2015).

10.23	Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Registrant’s Form 8-K filed December 9, 2015)

10.24	Amendment and Restatement Agreement dated January 27, 2016 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed January 28, 2016)

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta		September 9, 2016
	Name:	Ronald F. Valenta
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ronald F. Valenta	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 9, 2016
Ronald F. Valenta

/s/ Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 9, 2016
Charles E. Barrantes

/s/ James B. Roszak	Lead Independent Director	September 9, 2016
James B. Roszak

/s/ David M. Connell	Director	September 9, 2016
David M. Connell

/s/ Manuel Marrero	Director	September 9, 2016
Manuel Marrero

/s/ Susan L. Harris	Director	September 9, 2016
Susan L. Harris

/s/ Larry D. Tashjian	Director	September 9, 2016
Larry D. Tashjian

/s/ William H. Baribault	Director	September 9, 2016
William H. Baribault

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

We have audited the accompanying consolidated balance sheets of General Finance Corporation as of June 30 2016 and 2015 and the related consolidated statements of operations, comprehensive income/loss, equity, and cash flows for each of the years in the three-year period ended June 30, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. We also have audited General Finance Corporation’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Finance Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Finance Corporation as of June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sherman Oaks, California

September 9, 2016

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2015	June 30, 2016
Assets
Cash and cash equivalents	$3,716	$9,342
Trade and other receivables, net of allowance for doubtful accounts of $6,663 and $8,876 at June 30, 2015 and 2016, respectively	47,641	38,067
Inventories	36,875	34,609
Prepaid expenses and other	7,763	9,366
Property, plant and equipment, net	39,452	26,951
Lease fleet, net	410,985	419,345
Goodwill	99,344	102,546
Other intangible assets, net	41,394	35,587

Total assets	$687,170	$675,813

Liabilities
Trade payables and accrued liabilities	$37,590	$43,476
Income taxes payable	1,291	175
Unearned revenue and advance payments	13,958	14,085
Senior and other debt	356,733	354,459
Deferred tax liabilities	43,242	39,006

Total liabilities	452,814	451,201

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2015 and 2016	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,008,878 and 26,218,772 shares issued and outstanding at June 30, 2015 and 2016, respectively	3	3

Additional paid-in capital	124,288	122,568

Accumulated other comprehensive income (loss)	(12,873)	(14,129)

Accumulated deficit	(4,653)	(10,010)

Total General Finance Corporation stockholders’ equity	146,865	138,532

Equity of noncontrolling interests	87,491	86,080

Total equity	234,356	224,612

Total liabilities and equity	$687,170	$675,813

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2014	2015	2016
Revenues
Sales:
Lease inventories and fleet	$116,448	$90,275	$111,439
Manufactured units	19,647	13,981	6,179

	136,095	104,256	117,618
Leasing	151,010	199,569	168,233

	287,105	303,825	285,851

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	88,139	64,772	82,683
Manufactured units	14,864	10,907	10,063
Direct costs of leasing operations	55,078	76,770	69,134
Selling and general expenses	62,612	70,602	68,697
Impairment of goodwill and trade name	—	—	3,068
Depreciation and amortization	26,371	37,731	37,823

Operating income	40,041	43,043	14,383

Interest income	52	68	97
Interest expense (includes ineffective portion of cash flow hedge reclassifications from AOCI of an unrealized gain (loss) of $(219) and $104 in 2014 and 2015, respectively)	(11,952)	(21,096)	(19,648)
Foreign currency exchange loss and other	(1,372)	(273)	(309)

	(13,272)	(21,301)	(19,860)

Income (loss) before provision for income taxes	26,769	21,742	(5,477)

Provision (benefit) for income taxes (includes provision (benefit) from AOCI reclassifications of $(95) and $42 in 2014 and 2015, respectively)	11,620	8,697	(2,191)

Net income (loss)	15,149	13,045	(3,286)

Preferred stock dividends	(3,489)	(3,658)	(3,668)
Noncontrolling interest	(7,756)	(5,912)	(2,071)

Net income (loss) attributable to common stockholders	$3,904	$3,475	$(9,025)

Net income (loss) per common share:
Basic	$0.16	$0.13	$(0.35)
Diluted	0.15	0.13	(0.35)

Weighted average shares outstanding:
Basic	24,631,284	25,805,679	26,060,823
Diluted	25,643,565	26,233,144	26,060,823

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,
	2014	2015	2016
Net income (loss)	$15,149	$13,045	$(3,286)

Other comprehensive income (loss):

Change in fair value, net of ineffective portion cash flow hedge reclassifications to the statement of operations of an unrealized gain (loss) of $(219) and $104 in 2014 and 2015, respectively (which includes reclassifications of the related income tax provision (benefit) of $(95) and $42 in 2014 and 2015, respectively); and net of income effect of $(40), $145 and $325 in 2014, 2015 and 2016, respectively	(1)	(298)	406

Cumulative translation adjustment	5,908	(28,196)	(2,543)

Total comprehensive income (loss)	21,056	(15,449)	(5,423)

Allocated to noncontrolling interests	(10,842)	7,794	(1,190)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$10,214	$(7,655)	$(6,613)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2013	$40,100	$2	$120,146	$(906)	$(19,179)	$140,163	$93,978	$234,141

Share-based compensation	—	—	1,501	—	—	1,501	437	1,938

Preferred stock dividends	—	—	(3,489)	—	—	(3,489)	—	(3,489)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(4,660)	(4,660)
Purchases of subsidiary capital stock	—	—	—	—	—	—	(974)	(974)
Issuance of 1,230,012 shares of common stock at acquisition of Lone Star	—	1	9,864	—	—	9,865	—	9,865
Issuance of 6,668 shares of common stock	—	—	8	—	—	8	—	8
Grant of 90,320 shares of restricted stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	7,393	7,393	7,756	15,149
Fair value change in derivative, net of related tax effect	—	—	—	(1)	—	(1)	—	(1)

Cumulative translation adjustment	—	—	—	2,822	—	2,822	3,086	5,908

Total comprehensive income	—	—	—	—	—	10,214	10,842	21,056

Balance at June 30, 2014	40,100	3	128,030	1,915	(11,786)	158,262	99,623	257,885

Share-based compensation	—	—	1,738	—	—	1,738	436	2,174

Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(3,922)	(3,922)
Purchases of subsidiary capital stock	—	—	(2,534)	—	—	(2,534)	(852)	(3,386)
Issuance of 16,002 shares of common stock at acquisition of Black Angus	—	—	156	—	—	156	—	156
Issuance of 195,879 shares of common stock on exercises of stock options	—	—	556	—	—	556	—	556
Grant of net 110,382 shares of restricted stock	—	—	—	—	—	—	—	—
Grant of 29,358 shares of common stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	7,133	7,133	5,912	13,045
Fair value change in derivative, net of related tax effect	—	—	—	(152)	—	(152)	(146)	(298)

Cumulative translation adjustment	—	—	—	(14,636)	—	(14,636)	(13,560)	(28,196)

Total comprehensive loss	—	—	—	—	—	(7,655)	(7,794)	(15,449)

Balance at June 30, 2015	$40,100	$3	$124,288	$(12,873)	$(4,653)	$146,865	$87,491	$234,356

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Share-based compensation	—	—	1,908	—	—	1,908	480	2,388
Preferred stock dividends	—	—	(3,668)	—	—	(3,668)	—	(3,668)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(3,081)	(3,081)
Issuance of 13,000 shares of common stock on exercises of stock options	—	—	40	—	—	40	—	40
Grant of net 110,382 shares of restricted stock	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(5,357)	(5,357)	2,071	(3,286)
Fair value change in derivative, net of related tax effect	—	—	—	207	—	207	199	406
Cumulative translation adjustment	—	—	—	(1,463)	—	(1,463)	(1,080)	(2,543)

Total comprehensive income (loss)	—	—	—	—	—	(6,613)	1,190	(5,423)

Balance at June 30, 2016	$40,100	$3	$122,568	$(14,129)	$(10,010)	$138,532	$86,080	$224,612

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2014	2015	2016
Cash flows from operating activities:
Net income (loss)	$15,149	$13,045	$(3,286)
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(45)	(87)	(61)
Gain on sales of lease fleet	(7,200)	(5,802)	(6,384)
Gain on bargain purchase of businesses	—	—	(72)
Unrealized foreign exchange loss (gain)	(217)	512	103
Unrealized loss (gain) on forward exchange contracts	939	(383)	367
Unrealized loss (gain) on interest rate swaps and options	219	(104)	—
Impairment of goodwill and trade name	—	—	3,068
Depreciation and amortization	27,127	38,571	38,634
Amortization of deferred financing costs	544	1,564	1,466
Accretion of interest	721	1,508	536
Share-based compensation expense	1,938	2,174	2,388
Deferred income taxes	9,772	5,532	(4,195)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(16,807)	15,482	9,486
Inventories	14,228	(9,965)	4,813
Prepaid expenses and other	(2,923)	2,614	(1,498)
Trade payables, accrued liabilities and unearned revenues	7,491	(26,956)	4,511
Income taxes	612	544	(1,054)

Net cash provided by operating activities	51,548	38,249	48,822

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(90,695)	(34,051)	(20,658)
Proceeds from sales of property, plant and equipment	247	452	10,609
Purchases of property, plant and equipment	(7,154)	(17,961)	(4,224)
Proceeds from sales of lease fleet	28,616	23,893	28,547
Purchases of lease fleet	(94,356)	(78,535)	(49,320)
Other intangible assets	(243)	(1,228)	(332)

Net cash used in investing activities	(163,585)	(107,430)	(35,378)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	(74)	577	(651)
Repayment of senior credit facility and subordinated note	(113,633)	—	—
Proceeds from senior and other debt borrowings, net	143,015	77,496	1,989
Proceeds from issuances of 8.125% senior notes	72,000	—	—
Proceeds from term loan borrowings	25,000	—	—
Deferred financing costs	(4,284)	(243)	(206)
Proceeds from issuances of common stock	8	556	40
Purchases of subsidiary capital stock	(974)	(3,386)	—
Dividends and distributions by subsidiaries	(4,660)	(3,922)	(3,081)
Preferred stock dividends	(3,489)	(3,658)	(3,668)

Net cash provided by (used in) financing activities	112,909	67,420	(5,577)

Net increase (decrease) in cash	872	(1,761)	7,867

Cash and equivalents at beginning of period	6,278	5,846	3,716

The effect of foreign currency translation on cash	(1,304)	(369)	(2,241)

Cash and equivalents at end of period	$5,846	$3,716	$9,342

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$10,284	$17,416	$17,519
Income taxes	1,491	2,322	4,163

Non-cash investing and financing activities (see Note 4):

On April 7, 2014, the Company issued common stock of $9,865 and noninterest-bearing seller holdback notes discounted to $7,937 as part of the consideration for a business acquisition. In addition, discounted working capital and other adjustments totaled $9,616.

On July 1, 2014, the Company issued common stock of $156 as part of the consideration for a business acquisition.

The Company included non-cash holdback amounts (not including the seller holdback notes discussed above) totaling $1,126, $3,152 and $1,849 as part of the consideration for business acquisitions during the year ended June 30, 2014, 2015 and 2016, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its 90%-owned subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); over 50%-owned Royal Wolf Holdings Limited, an Australian corporation publicly traded on the Australian Securities Exchange (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

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

Unless otherwise indicated, references to “FY 2014,” “FY 2015” and “FY 2016” are to the fiscal years ended June 30, 2014, 2015 and 2016, respectively.

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

Inventories

Inventories are stated at the lower of cost or fair value (net realizable value) and consist of primarily finished goods for containers, modular buildings and mobile offices held for sale or lease; as well as raw materials, work in-process and finished goods of manufactured portable liquid storage tank containers. Costs for leasing operations are assigned to individual items on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location; while costs for manufactured units are determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion, are estimated and are deducted from the estimated selling price to establish net realizable value. Portable liquid storage tank container inventories were reduced by lower of cost or net realizable value write-downs of $1,350,000 at June 30, 2016. Inventories are comprised of the following (in thousands):

	June 30,
	2015	2016
Finished goods	$30,428	$29,790
Work in-process	3,678	2,298
Raw materials	2,769	2,521

	$36,875	$34,609

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2015	2016
Land	—	$9,656	$2,168
Building and improvements	10 — 40 years	6,580	4,887
Transportation and plant equipment (including capital lease assets)	3 — 20 years	37,362	38,424
Furniture, fixtures and office equipment	3 — 10 years	8,613	9,531
Construction in-process		4	—

		62,215	55,010
Less accumulated depreciation and amortization		(22,763)	(28,059)

		$39,452	$26,951

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

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2015 and 2016, the gross costs of the lease fleet were $478,416,000 and $516,502,000, respectively.

Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2015 and 2016.

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

The Company conducted its annual impairment analysis at June 30, 2014 and June 30, 2015 and concluded that goodwill was not impaired as of those dates. In particular, the step one impairment analysis performed on the North American reporting units, Pac-Van, Lone Star and Southern Frac, calculated that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital was approximately 29%, 31% and 33%, respectively, of their respective book value (carrying value of net assets) as of June 30, 2015. At March 31, 2016, the Company determined that qualitative factors in its North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11%, its implied value of goodwill was still greater than its carrying value. However, the Company determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. At June 30, 2016, the annual step one impairment analysis performed on the North American reporting units, Pac-Van and Lone Star, calculated that the value of goodwill was still greater than its carrying value and that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital at that date was approximately 21% and 12%, respectively, of their book value. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

The change in the balance of goodwill was as follows (in thousands):

	June 30,
	2014	2015	2016
Beginning of year (a)	$68,692	$93,166	$99,344
Additions to goodwill	23,608	12,008	6,367
Impairment of goodwill	—	—	2,681
Other adjustments, primarily foreign translation effect	866	(5,830)	(5,846)
Impairment of goodwill	—	—	—

End of year (b)	$93,166	$99,344	$102,546

(a)	Net of accumulated impairment losses of $13,491.
(b)	Net of accumulated impairment losses of $13,491 at June 30, 2014 and 2015, and $16,172 at June 30, 2016.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill recorded from domestic acquisitions of businesses under asset purchase agreements is deductible for U.S. federal income tax purposes over 15 years, even though goodwill is not amortized for financial reporting purposes.

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

	June 30, 2015			June 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade name	$5,875	$—	$5,875	$5,486	$(302)	$5,184
Customer base and lists	49,141	(25,887)	23,254	50,669	(30,064)	20,605
Non-compete agreements	13,902	(7,674)	6,228	14,169	(9,810)	4,359
Deferred financing costs	7,305	(2,569)	4,736	7,534	(4,087)	3,447
Other	2,839	(1,538)	1,301	3,447	(1,455)	1,992

	$79,062	$(37,668)	$41,394	$81,305	$(45,718)	$35,587

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. The Company conducted its review at each yearend, which did not result in an impairment adjustment for FY 2014 or FY 2015, but did result in an impairment write-down at June 30, 2016 of $387,000 to the carrying amount of the trade name recorded at Southern Frac. This write-down is included in the caption “Impairment of goodwill and trade name” in the accompanying consolidated statements of operations. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which the Company believes are reasonable, but are uncertain and subject to changes in market conditions.

The estimated future amortization of intangible assets with finite useful lives (including trade name of $453,000 from the LongVANS, Inc. acquisition in FY 2015 – see Note 4) as of June 30, 2016 is as follows (in thousands):

Year Ending June 30,
2017	$8,934
2018	5,642
2019	4,700
2020	2,874
2021	2,327
Thereafter	6,077

$30,554

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2014, FY 2015 and FY 2016 were $1,638,000, $1,644,000 and $1,507,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unearned revenue includes end of lease services not yet performed by the Company (such as transport charges for the pick-up of a unit where the actual pick-up has not yet occurred as the unit is still leased), advance rentals and deposit payments.

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2015 and 2016, prepaid advertising costs were approximately $29,000 and $2,000, respectively. Advertising costs expensed were approximately $3,164,000, $3,448,000 and $3,284,000 for FY 2014, FY 2015 and FY 2016, respectively.

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $1,244,000, $928,000 and $219,000 in FY 2014, FY 2015 and FY 2016, respectively. Freight charges billed to customers are recorded as revenue and included in sales.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2013 are subject to examination by the U.S. Internal Revenue Service (“IRS”); and, for U.S. state tax purposes, with few exceptions and depending on the state, periods subsequent to June 30, 2011 are subject to examination by the respective state’s taxation authorities. Periods subsequent to June 30, 2012, June 30, 2011 and June 30, 2009 are subject to examination by the respective taxation authorities in Canada, Australia and New Zealand, respectively. Tax records are required to be kept for five years and seven years in Australia and New Zealand, respectively. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months. The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

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

	FY 2014	FY 2015	FY 2016
Basic	24,631,284	25,805,679	26,060,823
Assumed exercise of stock options	1,012,281	427,465	—

Diluted	25,643,565	26,233,144	26,060,823

Potential common stock equivalents totaling 1,140,539, 1,682,726 and 2,183,224 for FY 2014, FY 2015 and FY 2016, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2015 and June 30, 2016, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2015 and June 30, 2016, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April commencing July 31, 2013 when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of June 30, 2016, since issuance, dividends paid or payable totaled $77,000 for the Series B Preferred Stock and dividends paid totaled $10,790,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

FY 2014
(Unaudited)
Revenues	$325,821
Net income	19,494
Net income attributable to common stockholders	8,249

Net income per common share:
Basic	$0.32
Diluted	0.31

The pro forma results are not necessarily indicative of the results that may have actually occurred had the acquisition taken place on the dates noted, or the future financial position or operating results of the Company. In addition, they do not consider any potential impacts of current market conditions on revenues, any staff or related expense increases or efficiencies or asset dispositions. The pro forma adjustments are based upon available information and assumptions that the Company believes are reasonable as a result of the application of the purchase method of accounting and consist primarily of adjustments to depreciation and amortization of the fixed assets and identifiable intangible assets acquired, as well as to the interest expense on senior and other debt borrowings, along with the related income tax effect. Revenues and net income for Lone Star since the date of acquisition in FY 2014 totaled $14,658,000 and $1,990,000, respectively. The FY 2014 operating results of all other acquisitions prior to and since their respective dates of acquisition were not considered significant.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The operating results for the FY 2015 acquisitions prior to and since their respective dates of acquisition were not considered significant.

FY 2016 Acquisitions

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

On October 16, 2015, the Company, through Pac-Van, purchased the container business of McKinney Trailer Rentals, Inc., d/b/a McKinney Container Rentals & Sales (“McKinney”), for $15,264,000, which included holdback and other adjustment amounts totaling $940,000. McKinney leased and sold storage (including refrigerated) containers and chassis and other units in the Seattle and Tacoma area.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 4, 2016, the Company, through Pac-Van, purchased the container business of Aran Trading, Ltd. (“Aran”), for $4,755,000, which included a holdback of $500,000 paid to an escrow account. Aran, which is located in Salisbury, Massachusetts, leases and sells storage containers and trailers in the New England area.

The allocations for the acquisitions in FY 2016 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values were as follows (in thousands):

	MSS August 28, 2015	McKinney October 16, 2015	Aran April 4, 2016	Other Acquisitions	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$1,580	$97	$—	$1,677
Inventories	—	—	—	23	23
Prepaid expenses and other	—	8	—	—	8
Property, plant and equipment	60	531	206	77	874
Lease fleet	933	6,278	2,897	730	10,838
Accounts payables and accrued liabilities	—	(984)	—	(22)	(1,006)
Unearned revenue and advance payments	(27)	(2)	(175)	(56)	(260)

Total net tangible assets acquired and liabilities assumed	966	7,411	3,025	752	12,154

Fair value of intangible assets acquired:
Non-compete agreement	132	239	52	76	499
Customer lists/relationships	226	2,371	353	104	3,054
Other	—	89	416	—	505
Goodwill	173	5,154	909	131	6,367

Total intangible assets acquired	531	7,853	1,730	311	10,425

Total purchase consideration	$1,497	$15,264	$4,755	$1,063	$22,579

Revenues and net income for McKinney since the date of acquisition in FY 2016 totaled $7,494,000 and $1,219,000, respectively. The FY 2016 operating results of all acquisitions prior to and since their respective dates of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. In FY 2014, the goodwill recognized in the Harper’s Hot Shot, Canadian Storage, Intermodal Kookaburra and DBCS acquisitions is not deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2014 is deductible. In FY 2015, the goodwill recognized in the Black Angus, LongVANS, A-One, Chet-Jac and Budget Mobile Storage acquisitions is deductible for U.S. income tax purposes, but the goodwill recognized in the Falcon Containers, YS Container and Ivan’s Container acquisitions is not. In FY 2016, the goodwill recognized in the Spacewise and W.A. Container acquisitions is not deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2016 is deductible. The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Spacewise resulting in estimated bargain purchase gain of $72,000 in FY 2016. This gain has been recorded as non-operating income in the accompanying consolidated statements of operations.

The Company incurred approximately $1,175,000 during FY 2014, $279,000 during FY 2015 and $422,000 during FY 2016 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $130,244,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $78,146,000 (AUS$105,000,000) and CBA’s proportionate share is $52,098,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $93,031,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $37,213,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 2.10% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At June 30, 2016, the 30-day and 90-day BBSY and BKBM were 1.895% and 2.010% and 2.450% and 2.510%, respectively. The ANZ/CBA Credit Facility also includes a $2,233,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.5 times EBITDA, as defined, through June 30, 2016, and 3.25 times EBITDA thereafter.

At June 30, 2016, total borrowings and availability under the ANZ/CBA Credit Facility totaled $76,050,000 (AUS$102,184,000) and $26,946,000 (AUS$36,205,000), respectively. Of the total borrowings, $73,348,000 (AUS$98,553,000) is drawn under Facility A and $2,702,000 (AUS$3,631,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.74425 U.S. dollar at June 30, 2016.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At June 30, 2016, borrowings and availability under the Wells Fargo Credit Facility totaled $187,591,000 and $26,864,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Suisse Term Loan

On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of June 30, 2016, $10,000,000 remained outstanding.

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

Other

At June 30, 2016, other debt totaled $8,818,000.

The Company was in compliance with the financial covenants under all its credit facilities as of June 30, 2016.

The weighted-average interest rate in the Asia-Pacific area was 5.7%, 5.4% and 5.4% in FY 2014, FY 2015 and FY 2016, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.1%, 5.2% and 4.9% in FY 2014, FY 2015 and FY 2016, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior and other debt consisted of the following at June 30, 2015 and 2016 (in thousands):

	June 30,
	2015	2016
ANZ/CBA Credit Facility	$96,492	$76,050
Wells Fargo Credit Facility	163,348	187,591
Credit Suisse Term Loan	15,000	10,000
Senior Notes	72,000	72,000
Other	9,893	8,818

	$356,733	$354,459

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2016 were as follows (in thousands):

Year Ending June 30,
2017	$4,107
2018	272,655
2019	1,753
2020	2,999
2021	163
Thereafter	72,782

$354,459

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2015	June 30, 2016
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$1,429	$871
Forward-Exchange Contracts	Trade payables and accrued liabilities	—	255
Forward-Exchange Contracts	Trade and other receivables	120	—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Type of Derivative Contract	Statement of Operations Classification	FY 2014	FY 2015	FY 2016
Swap Contracts and Options (Caps and Collars)	Unrealized gain (loss) included in interest expense	$(219)	$104	$—
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	(939)	383	(367)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company believes that financial instruments designated as interest rate hedges were highly effective; however, prior to August 2012, documentation of such, as required by FASB ASC Topic 815, Derivatives and Hedging, did not exist. Therefore, all movements in the fair values of these hedges prior to August 2012 were reported in the consolidated statements of operations in the periods in which fair values change. In August 2012, the Company entered into an interest swap contract that met documentation requirements and, as such, it was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective in FY 2014 and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the remaining term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2014 and FY 2015, the ineffective portion of this cash flow hedge recorded in interest expense was an unrealized gain (loss) of $(219,000) and $104,000, respectively.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2015 and June 30, 2016, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2015		June 30, 2016
	Swap	Option (Cap)	Swap	Option
Notional amounts	$38,290	$—	$37,213	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	2.09%	—	1.90%	—
Fair Value of Combined Contracts	$(1,429)	$—	$(871)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2015, there were 27 open forward exchange and two participating forward contracts that mature between July 2015 and December 2015; and as of June 30, 2016, there were 49 open forward exchange contracts that mature between July 2016 and November 2016, as follows (dollars in thousands):

	June 30, 2015		June 30, 2016
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$9,540	$—	$8,617	$—
Exchange/Strike Rates (AUD to USD)	0.7506 – 1.0286	—	0.6460 – 0.7803	—
Fair Value of Combined Contracts	$120	$—	$(255)	$—

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In FY 2014, FY 2015 and FY 2016, net unrealized and realized foreign exchange gains (losses) totaled $217,000 and $(628,000), $(512,000) and $(180,000) and $(103,000) and $80,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2015 and 2016 was determined to be approximately $345,534,000 and $336,901,000, respectively. The Company also determined that the fair value of its other debt of $9,893,000 and $8,818,000 at June 30, 2015 and 2016, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% of consolidated revenues or trade receivables during and at the periods presented. However, in our North American leasing operations a significant portion of the business activity are with companies in the construction and energy (oil and gas and mining) industries. Revenues from the construction industry totaled $28,726,000 during FY 2014. Revenues and receivables from the construction industry totaled $34,077,000 and $5,415,000 during FY 2015 and at June 30, 2015, respectively; and $42,799,000 and $6,032,000, during FY 2016 and at June 30, 2016, respectively. Revenues of $23,924,000, $61,537,000 and $29,866,000 during FY 2014, FY 2015 and FY 2016, respectively; and receivables of $14,375,000 and $3,971,000 at June 30, 2015 and 2016, respectively, were from the energy industry. In addition, substantially all of the Company’s North American manufacturing revenues at Southern Frac during FY 2014 and FY 2015 were from the energy industry.

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not typically significant; however, in FY 2016 the Company has provided more than historically normal provision and write-offs for bad debts, primarily for customers in the energy sector. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $2,994,000 and $1,464,000, $4,434,000 and $1,348,000 and $5,570,000 and $3,357,000 for FY 2014, FY 2015 and FY 2016, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2014 and FY 2015 was $43,000 and $(271,000), respectively. There was no translation gain or loss in FY 2016.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	FY 2014	FY 2015	FY 2016
North America	$6,609	$6,234	$(13,607)
Asia-Pacific	20,160	15,508	8,130

	$26,769	$21,742	$(5,477)

The provision for income taxes consisted of the following (in thousands):

	FY 2014	FY 2015	FY 2016
Current:
U.S. Federal	$—	$—	$—
State	—	—	203
Foreign	1,427	4,582	1,842

	1,427	4,582	2,045

Deferred:
U.S. Federal	4,431	4,152	(4,364)
State	506	474	(39)
Foreign	5,256	(511)	167

	10,193	4,115	(4,236)

	$11,620	$8,697	$(2,191)

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2015	2016
Deferred tax assets:
Net operating loss and tax credit carryforwards	$15,837	$19,594
Accrued compensation and other benefits	2,355	3,070
Allowance for doubtful accounts	1,563	3,079

Total deferred tax assets	19,755	25,743

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(61,844)	(64,749)
Deferred revenue and expenses	(1,153)	—

Total deferred tax liabilities	(62,997)	(64,749)

Net deferred tax liabilities	$(43,242)	$(39,006)

At June 30, 2016, the Company had a U.S. federal net operating loss carryforward of $68,180,000, which expires if unused during fiscal years 2019 – 2036, and state net operating loss carryforwards of $34,239,000, which will begin expiring in fiscal year 2019. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, the available deduction of the net operating loss carryforward of $21,444,000 is generally limited to approximately $2,400,000 on a yearly basis.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2015 and 2016.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	FY 2014	FY 2015	FY 2016
Federal statutory rate	35.0%	35.0%	35.0%
Adjustments to federal statutory rate in current year (a)	2.2	—	—
State and Asia-Pacific taxes, net of U.S. federal benefit and credit	6.2	5.0	5.0

Effective tax rate	43.4%	40.0%	40.0%

(a)	Represents an adjustment of $594,000 in FY 2014 to deferred taxes prior to July 1, 2013.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of Ronald F. Valenta for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $110,000 in each of FY 2014, FY 2015 and FY 2016.

Effective October 1, 2008, the Company entered into a services agreement with an affiliate of Mr. Valenta for certain accounting, administrative and secretarial services to be provided at the corporate offices and for certain operational, technical, sales and marketing services to be provided directly to the Company’s operating subsidiaries. Charges for services rendered at the corporate offices will be, until further notice, at $7,000 per month and charges for services rendered to the Company’s subsidiaries will vary depending on the scope of services provided. The services agreement provides for, among other things, mutual modifications to the scope of services and rates charged and automatically renews for successive one-year terms, unless terminated in writing by either party prior to the fiscal year end. Total charges to the Company at the corporate office for services rendered under this agreement totaled $84,000 in FY 2014. The services agreement was terminated by the Company effective June 30, 2014.

Revenues at Pac-Van from affiliates of Mr. Valenta totaled $33,000 during FY 2014. There were no revenues from affiliates in FY 2015 and FY 2016. The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $118,000 during FY 2014, FY 2015 and FY 2016.

Note 9. Equity Plans

On September 11, 2014, the Board of Directors of the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the stockholders at the Company’s annual meeting on December 4, 2014 and amended and restated by the stockholders at the annual meeting on December 3, 2015. The 2014 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2014 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2014 Plan by the stockholders, the Company suspended further grants under its previous equity plans, the General Finance Corporation 2006 Stock Option Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) (collectively the “Predecessor Plans”), which had a total of 2,500,000 shares reserved for grant. Any stock options which are forfeited under the Predecessor Plans will become available for grant under the 2014 Plan, but the total number of shares available under the 2014 Plan will not exceed the 1,500,000 shares reserved for grant under the 2014 Plan, plus any options which were forfeited or are available for grant under the Predecessor Plans. If not sooner terminated by the Board of Directors, the 2014 Plan will expire on December 4, 2024, which is the tenth anniversary of the date it was approved by the Company’s stockholders. The 2006 Plan expired on June 30, 2016 and the 2009 Plan will expire on December 10, 2019. The Predecessor Plans and the 2014 Plan are referred to collectively as the “Stock Incentive Plan.”

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At June 30, 2016, 1,045,943 shares remained available for grant.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 15, 2015 (the “June 2015 Grant”), the Company granted time-based options to 22 key employees of GFN, Pac-Van, Lone Star and Southern Frac to purchase 240,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.45 per share. The options under the June 2015 Grant vest over 36 months from the date of grant.

In FY 2015, the weighted-average fair value of the stock options granted to officers and key employees was $4.02, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.65% - 2.10%, an expected life of 7.5 years, an expected volatility of 70.2% - 71.1% and no expected dividend.

On June 8, 2016 (the “June 2016 Grant”), “), the Company granted time-based options to 21 key employees of GFN, Pac-Van, Lone Star and Southern Frac to purchase 106,700 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $4.11 per share. The options under the June 2016 Grant vest over 36 months from the date of grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2016, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2014, FY 2015 and FY 2016 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2013	2,170,598	$4.93
Granted	45,000	9.25
Exercised	(6,668)	1.22
Forfeited or expired	(56,110)	5.10

Outstanding at June 30, 2014	2,152,820	$5.03	5.6

Vested and expected to vest at June 30, 2014	2,152,820	$5.03	5.6

Exercisable at June 30, 2014	1,091,694	$6.76	4.2

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2014	2,152,820	$5.03
Granted	273,000	5.79
Exercised	(195,879)	2.84
Forfeited or expired	(119,750)	4.61

Outstanding at June 30, 2015	2,110,191	$5.35	5.4

Vested and expected to vest at June 30, 2015	2,110,191	$5.35	5.4

Exercisable at June 30, 2015	1,443,443	$5.59	3.9

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2015	2,110,191	$5.35
Granted	106,700	4.11
Exercised	(13,000)	3.09
Forfeited or expired	(20,667)	6.05

Outstanding at June 30, 2016	2,183,224	$5.30	4.6

Vested and expected to vest at June 30, 2016	2,183,224	$5.30	4.6

Exercisable at June 30, 2016	1,852,190	$5.24	3.8

At June 30, 2016, outstanding time-based options and performance-based options totaled 1,411,514 and 771,710, respectively. Also at that date, the Company’s market price for its common stock was $4.25 per share, which was below the exercise prices of 53.5% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $911,000. Share-based compensation of $6,625,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2016. At that date, there remains $1,116,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

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

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2013	115,000	$4.43
Granted	90,320	8.52
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2014	205,320	6.23
Granted	117,370	6.10
Vested	(21,719)	6.22
Forfeited	(6,988)	6.15

Nonvested at June 30, 2015	293,983	6.18
Granted	263,007	4.10
Vested	(117,370)	6.10
Forfeited	(66,113)	9.25

Nonvested at June 30, 2016	373,507	$4.20

Share-based compensation of $1,485,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2016. At that date, there remains $1,296,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.24 year – 3.00 years for the non-vested equity shares.

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

As of June 30, 2016, Royal Wolf has granted, net of forfeitures, 1,908,212 performance rights to key management personnel under the LTI Plan, which includes a special incentive grant of 106,112 performance rights to the RWH chief executive officer in FY 2015 that generally will vest ratably each year over the three years commencing on July 1, 2016. Also, as of June 30, 2016, 607,211 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2014, FY 2015 and FY 2016, share-based compensation of $840,000, $858,000 and $959,000, respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases primarily facilities and office equipment under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases. Non-cancellable operating lease rentals at June 30, 2016 are payable as follows (in thousands):

Year Ending June 30,
2017	$8,142
2018	6,529
2019	4,891
2020	3,859
2021	2,892
Thereafter	10,435

$36,748

Rental expense on non-cancellable operating leases was $9,989,000, $9,559,000 and $10,382,000 in FY 2014, FY 2015 and FY 2016, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2016 are as follows (in thousands):

Year Ending June 30,
2017	$13,140
2018	3,468
2019	1,462
2020	863
2021	629
Thereafter	532

$20,094

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2015	2016
Trade payables	$18,979	$22,825
Payroll and related	7,498	8,815
Taxes, other than income	2,083	1,809
Fair value of interest swap and option and forward currency exchange contacts	1,429	1,580
Accrued interest	1,769	1,126
Deferred consideration	3,203	2,310
Other accruals	2,629	5,011

	$37,590	$43,476

Note 12. Segment Reporting

We have two geographic areas that include four operating segments; the Asia-Pacific area, consisting of the leasing operations of Royal Wolf, and North America, consisting of the combined leasing operations of Pac-Van and Lone Star, and the manufacturing operations of Southern Frac. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. In managing the Company’s business, senior management focuses on primarily growing its leasing revenues and operating cash flow (EBITDA), and investing in its lease fleet through capital purchases and acquisitions.

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

	FY 2016
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$47,973	$—	$47,973	$8,130	$(1,951)	$54,152	$63,466	$117,618
Leasing	88,877	23,378	112,255	—	(275)	111,980	56,253	168,233

	$136,850	$23,378	$160,228	$8,130	$(2,226)	$166,132	$119,719	$285,851

Share-based compensation	$374	$22	$396	$100	$933	$1,429	$959	$2,388

Impairment of goodwill and trade name	$—	$—	$—	$3,068	$—	$3,068	$—	$3,068

Depreciation and amortization	$13,154	$10,529	$23,683	$1,343	$(746)	$24,280	$14,354	$38,634

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating income (loss)	$17,984	$(1,541)	$16,443	$(9,464)	$(5,430)	$1,549	$12,834	$14,383

Interest income	$—	$—	$—	$—	$—	$5	$92	$97

Interest expense	$5,802	$1,453	$7,255	$291	$7,473	$15,019	$4,629	$19,648

Additions to long-lived assets	$32,225	$245	$32,470	$183	$(97)	$32,556	$20,988	$53,544

	At June 30, 2016
Long-lived assets	$239,459	$58,492	$297,951	$3,318	$(10,975)	$290,294	$156,002	$446,296

Goodwill	$55,122	$20,782	$75,904	$—	$—	$75,904	$26,642	$102,546

	FY 2015
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$35,283	$25	$35,308	$34,307	$(20,326)	$49,289	$54,967	$104,256
Leasing	80,796	50,138	130,934	—	(88)	130,846	68,723	199,569

	$116,079	$50,163	$166,242	$34,307	$(20,414)	$180,135	$123,690	$303,825

Share-based compensation	$303	$11	$314	$114	$884	$1,312	$862	$2,174

Depreciation and amortization	$11,306	$11,345	$22,651	$1,076	$(678)	$23,049	$15,522	$38,571

Operating income	$18,425	$8,233	$26,658	$4,200	$(9,202)	$21,656	$21,387	$43,043

Interest income	$—	$—	$—	$—	$—	$—	$68	$68

Interest expense	$4,106	$2,448	$6,554	$311	$8,325	$15,190	$5,906	$21,096

Additions to long-lived assets	$44,720	$18,233	$62,953	$378	$(5,311)	$58,020	$38,476	$96,496

	At June 30, 2015
Long-lived assets	$222,445	$65,099	$287,544	$3,944	$(11,624)	$279,864	$170,573	$450,437

Goodwill	$48,484	$20,782	$69,266	$2,681	$—	$71,947	$27,397	$99,344

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

Intersegment net revenues related to sales of primarily portable liquid storage containers from Southern Frac to the North American leasing operations totaled $28,640,000, $20,326,000 and $1,951,000 during FY 2014, FY 2015 and FY 2016, respectively, and intrasegment net revenues related to sales of portable liquid storage containers from Pac-Van to Lone Star totaled $2,779,000 during the fourth quarter of FY 2014.

Note 13. Subsequent Events

On July 15, 2016, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2016 through July 30, 2016, and payable on August 1, 2016 to holders of record as of July 30, 2016.

On July 22, 2016, the Company, through Pac-Van, purchased the container business of The Great Container Company, Ltd. (“GCC”), for approximately $691,000 (C$895,000), which included holdback and other adjustment amounts totaling approximately $122,000 (C$158,000). GCC is located in Vancouver, British Columbia.

On July 27, 2016, the Company, through Pac-Van, purchased the business of Container Systems Storage, Inc. (“CSS”), for approximately $1,700,000, which included holdback and other adjustment amounts totaling approximately $153,000. CSS, which is located in Yakima, Washington, leases and sells storage containers in the state of Washington and in northern Oregon.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2015	2016
	(in thousands)
Cash and cash equivalents	$314	$3,442
Property and equipment, net	1	8
Other assets	5,485	11,904
Investment and intercompany accounts	230,164	207,736

Total Assets	$235,964	$223,090

Accounts payable, accrued and other liabilities	$2,099	$2,558
Senior and other debt	87,000	82,000
General Finance Corporation stockholders’ equity	146,865	138,532

Total Liabilities and Stockholders’ Equity	$235,964	$223,090

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2014	2015	2016
	(in thousands)
General and administrative expenses	$5,605	$5,362	$6,030

Equity in earnings (losses) of subsidiaries	3,184	(264)	(11,842)
Intercompany income	9,824	16,791	14,959
Interest expense	(809)	(8,325)	(7,473)
Other income, net	—	—	5

	12,199	8,202	(4,351)

Income (loss) before income taxes	6,594	2,840	(10,381)
Income tax benefit	(799)	(4,293)	(5,024)

Net income (loss) attributable to stockholders	7,393	7,133	(5,357)
Preferred stock dividends	3,489	3,658	3,668

Net income (loss) attributable to common stockholders	$3,904	$3,475	$(9,025)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2014	2015	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss) attributable to stockholders	$7,393	$7,133	$(5,357)
Equity in (earnings) losses of subsidiaries	(3,184)	264	11,842
Depreciation and amortization	33	783	687
Share-based compensation expense	686	884	933
Deferred income taxes	(799)	(4,293)	(5,024)
Changes in operating assets and liabilities	108	1,636	(1,487)

Net cash provided by operating activities	4,237	6,407	1,594

Cash flows from investing activities:
Purchases of property and equipment	—	—	(9)

Net cash used in investing activities	—	—	(9)

Cash flows from financing activities:
Repayments of senior and other debt borrowings	(37)	(10,000)	(5,000)
Proceeds from issuances of senior notes	72,000	—	—
Proceeds from term loan borrowings	25,000	—	—
Deferred financing costs	(3,605)	—	(134)
Proceeds from issuances of common stock	8	556	40
Preferred stock dividends	(3,489)	(3,658)	(3,668)
Intercompany transfers	(97,164)	6,907	10,305

Net cash provided by (used in) financing activities	(7,287)	(6,195)	1,543

Net increase (decrease) in cash	(3,050)	212	3,128

Cash at beginning of period	3,152	102	314

Cash at end of period	$102	$314	$3,442

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350