Form 10-Q
period 2016-09-30
General Finance CORP
filed 2016-11-08
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Yes   ☐                No    ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,288,108 shares outstanding as of November 3, 2016.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	September 30, 2016

Assets
Cash and cash equivalents	$9,342	$9,403

Trade and other receivables, net of allowance for doubtful accounts of $8,876 and $9,066 at June 30, 2016 and September 30, 2016, respectively	38,067	40,503
Inventories	34,609	38,874
Prepaid expenses and other	9,366	9,555
Property, plant and equipment, net	26,951	26,125
Lease fleet, net	419,345	424,206
Goodwill	102,546	103,985

Other intangible assets, net	33,348	31,798

Total assets	$673,574	$684,449

Liabilities
Trade payables and accrued liabilities	$43,476	$39,928
Income taxes payable	175	—
Unearned revenue and advance payments	14,085	14,900
Senior and other debt, net	352,220	365,729
Deferred tax liabilities	39,006	39,319

Total liabilities	448,962	459,876

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2016 and September 30, 2016	40,100	40,100

Common stock, $.0001 par value: 100,000,000 shares authorized; 26,218,772 and 26,221,772 shares issued and outstanding at June 30, 2016 and September 30, 2016, respectively	3	3

Additional paid-in capital	122,568	121,593

Accumulated other comprehensive loss	(14,129)	(12,682)

Accumulated deficit	(10,010)	(11,225)

Total General Finance Corporation stockholders’ equity	138,532	137,789

Equity of noncontrolling interests	86,080	86,784

Total equity	224,612	224,573

Total liabilities and equity	$673,574	$684,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2015	2016

Revenues
Sales:
Lease inventories and fleet	$20,321	$20,372
Manufactured units	2,137	1,094

	22,458	21,466
Leasing	41,328	41,332

	63,786	62,798

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	14,545	13,832
Manufactured units	2,824	1,412
Direct costs of leasing operations	16,575	17,860
Selling and general expenses	16,764	16,528
Depreciation and amortization	9,079	9,503

Operating income	3,999	3,663

Interest income	17	23
Interest expense	(5,015)	(4,831)
Foreign currency exchange gain (loss) and other	108	(95)

	(4,890)	(4,903)

Loss before provision for income taxes	(891)	(1,240)

Provision (benefit) for income taxes	(356)	(496)

Net loss	(535)	(744)

Preferred stock dividends	(922)	(922)
Noncontrolling interest	(563)	(471)

Net loss attributable to common stockholders	$(2,020)	$(2,137)

Net loss per common share:
Basic	$(0.08)	$(0.08)
Diluted	(0.08)	(0.08)

Weighted average shares outstanding:
Basic	26,008,878	26,218,805
Diluted	26,008,878	26,218,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,

	2015	2016

Net loss	$(535)	$(744)

Other comprehensive income (loss):

Change in fair value change of interest rate swap, net of income tax effect of $24 and $12 in the quarter ended September 30, 2015 and 2016, respectively	30	129

Cumulative translation adjustment	(10,620)	2,839

Total comprehensive income (loss)	(11,125)	2,224

Allocated to noncontrolling interests	4,446	(1,992)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(6,679)	$232

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2016	$40,100	$3	$122,568	$ (14,129)	$(10,010)	$138,532	$86,080	$224,612

Share-based compensation	—	—	(56)	—	—	(56)	(349)	(405)

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(939)	(939)
Issuance of 3,000 shares of common stock on exercises of stock options	—	—	3	—	—	3	—	3

Net income (loss)	—	—	—	—	(1,215)	(1,215)	471	(744)

Fair value change in derivative, net of related tax effect	—	—	—	66	—	66	63	129

Cumulative translation adjustment	—	—	—	1,381	—	1,381	1,458	2,839

Total comprehensive loss	—	—	—	—	—	232	1,992	2,224

Balance at September 30, 2016	$40,100	$3	$121,593	$ (12,682)	$(11,225)	$137,789	$86,784	$224,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September 30,

	2015	2016

Net cash provided by (used in) operating activities (Note 10)	$14,102	$(358)

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(745)	(2,107)
Proceeds from sales of property, plant and equipment	295	18
Purchases of property, plant and equipment	(1,145)	(759)
Proceeds from sales of lease fleet	7,005	4,791
Purchases of lease fleet	(14,617)	(11,488)
Other intangible assets	(104)	—

Net cash used in investing activities	(9,311)	(9,545)

Cash flows from financing activities:
Repayments of equipment financing activities	(131)	(126)
Proceeds from senior and other debt borrowings, net	2,657	11,265
Deferred financing costs	(54)	—
Proceeds from issuances of common stock	—	3
Dividends and distributions by subsidiaries	(233)	0
Preferred stock dividends	(922)	(922)

Net cash provided by financing activities	1,317	10,220

Net increase (decrease) in cash	6,108	317

Cash and equivalents at beginning of period	3,716	9,342

The effect of foreign currency translation on cash	(1,107)	(256)

Cash and equivalents at end of period	$8,717	$9,403

Non-cash investing and financing activities:

 On August 12, 2015 and August 10, 2016, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 and AUS$0.025 per RWH share payable on October 2, 2015 and October 4, 2016 to shareholders of record on September 17, 2015 and September 16, 2016, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $1,716 (AUS$2,459) and $939 (AUS$1,230), as a charge directly to the equity of noncontrolling interests at September 30, 2015 and 2016, respectively (see Note 3).

 The Company included non-cash holdback and other adjustment amounts totaling $752 and $222 as part of the consideration for business acquisitions during the quarter ended September 30, 2015 and 2016, respectively (see Note 4).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

 The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2016 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2017. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016 filed with the Securities and Exchange Commission (“SEC”).

 Unless otherwise indicated, references to “FY 2016” and “FY 2017” are to the quarter ended September 30, 2015 and 2016, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

 Inventories are comprised of the following (in thousands):

	June 30,	September 30,

	2016	2016

Finished goods	$29,790	$33,473
Work in progress	2,298	2,792
Raw materials	2,521	2,609

	$34,609	$38,874

Property, Plant and Equipment

 Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,

		2016	2016

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,887	4,887
Transportation and plant equipment (including capital lease assets)	3 — 20 years	38,424	39,037
Furniture, fixtures and office equipment	3 — 10 years	9,531	9,833

		55,010	55,925
Less accumulated depreciation and amortization		(28,059)	(29,800)

		$26,951	$26,125

Lease Fleet

 The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2016 and September 30, 2016, the gross costs of the lease fleet were $503,817,000 and $514,320,000, respectively.

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

The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. At March 31, 2016, the Company determined that qualitative factors in its North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined, its implied value of goodwill was still greater than its carrying value. However, the Company determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. At June 30, 2016, the annual step one impairment analysis performed on the North American reporting units, Pac-Van and Lone Star, calculated that the value of goodwill was still greater than its carrying value and that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital at that date was approximately 21% and 12%, respectively, of their book value. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2016			September 30, 2016

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(302)	$5,184	$5,486	$(378)	$5,108
Customer base and lists	50,669	(30,064)	20,605	47,155	(27,300)	19,855
Non-compete agreements	14,169	(9,810)	4,359	9,199	(5,247)	3,952
Deferred financing costs	3,589	(2,381)	1,208	3,614	(2,607)	1,007
Other	3,447	(1,455)	1,992	3,502	(1,626)	1,876

	$77,360	$(44,012)	$33,348	$68,956	$(37,158)	$31,798

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

	Quarter Ended September 30,

	2015	2016

Basic	26,008,878	26,218,805
Assumed exercise of stock options	—	—

Diluted	26,008,878	26,218,805

 Potential common stock equivalents totaling 2,110,191 and 1,605,587 for FY 2016and FY 2017, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

 In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance (or deferred financing) costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15 which added SEC guidance that stated in the absence of authoritative guidance within ASU 2015-03 of debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these updates in FY 2017 and, as a result, unamortized debt issuance costs totaling $2,239,000 and $2,102,000 as of June 30, 2016 and September 30, 2016, respectively, have been deducted from the carrying amounts of the Credit Suisse Term Loan and Senior Notes (see Note 5) in the accompanying consolidated balance sheets. Unamortized deferred financing costs related to the Asia-Pacific and North American senior credit facilities are included in the caption “Other intangible assets, net” in the accompanying consolidated balance sheets.

 In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU 2014-09 revenue recognition model virtually replaces all existing revenue recognition guidance and applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015, ASU No. 2016-08 in March 2016, ASU No. 10 in April 2016 and ASU No. 12 in May 2016) is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Public and nonpublic entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is evaluating the requirements of ASU 2014-09 and has not determined the effect of this ASU in the presentation of its consolidated financial statements.

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

 In August 2016, the FASB issued No. ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to clarify whether eight specific cash flow issues should be categorized as operating, investing or financing in the statement of cash flows. ASU No. 2016-15 will be effective for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the requirements of this ASU will have a material effect in the presentation of its consolidated financial statements.

Note 3.  Equity Transactions

Preferred Stock

 Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

 Series B Preferred Stock

 The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2016 and September 30, 2016, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

 Series C Preferred Stock

 The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2016 and September 30, 2016, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Dividends

 As of September 30, 2016, since issuance, dividends paid or payable totaled $79,000 for the Series B Preferred Stock and dividends paid totaled $11,710,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

 On August 12, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 2, 2015 to shareholders of record on September 17, 2015. On August 10, 2016, the Board of Directors of Royal Wolf declared a dividend of AUS$0.025 per RWH share payable on October 4, 2016 to shareholders of record on September 16, 2016.

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

 On July 22, 2016, the Company, through Pac-Van, purchased the container business of The Great Container Company, Ltd. (“GCC”), for $662,000 (C$869,000), which included holdback and other adjustment amounts totaling $102,000 (C$133,000). GCC is located in Vancouver, British Columbia.

 On July 27, 2016, the Company, through Pac-Van, purchased the business of Container Systems Storage, Inc. (“CSS”), for $1,667,000, which included holdback and other adjustment amounts totaling approximately $120,000. CSS, which is located in Yakima, Washington, leases and sells storage containers in the state of Washington and in northern Oregon.

 The preliminary allocation for the acquisition in FY 2017 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	GCC July 22, 2016	CSS July 27, 2016	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$5	$57	$62
Inventories	66	211	277
Property, plant and equipment	23	44	67
Lease fleet	352	615	967
Accounts payables and accrued liabilities	—	(7)	(7)
Unearned revenue and advance payments	(21)	(36)	(57)
Deferred income taxes	—	(241)	(241)

Total net tangible assets acquired and liabilities assumed	425	643	1,068

Fair value of intangible assets acquired:
Non-compete agreement	21	29	50
Customer lists/relationships	138	312	450
Goodwill	78	683	761

Total intangible assets acquired	237	1,024	1,261

Total purchase consideration	$662	$1,667	$2,329

The FY 2017 operating results of all acquisitions prior to and since their respective dates of acquisition were not considered significant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in both the GCC and CSS acquisitions are not deductible for U.S. income tax purposes.

 The Company incurred approximately $44,000 during FY 2016 and $17,000 during FY 2017 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

 Royal Wolf has a $133,627,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $80,176,000 (AUS$105,000,000) and CBA’s proportionate share is $53,451,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $95,448,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,179,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

 Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.10% - 2.10% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a minimum margin that is 0.10% higher than the ANZ proportionate share. At September 30, 2016, the 30-day and 90-day BBSY and BKBM were 1.665% and 1.79% and 2.215% and 2.25%, respectively. The ANZ/CBA Credit Facility also includes a $2,291,000 (AUS$3,000,000) sub-facility to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.5 times EBITDA, as defined, through June 30, 2016, and 3.25 times EBITDA thereafter.

 At September 30, 2016, total borrowings and availability under the ANZ/CBA Credit Facility totaled $82,487,000 (AUS$108,027,000) and $15,711,000 (AUS$20,576,000), respectively. Of the total borrowings, $80,452,000 (AUS$105,362,000) is drawn under Facility A and $2,035,000 (AUS$2,665,000) is drawn under Facility B.

 The above amounts were translated based upon the exchange rate of one Australian dollar to $0.76358 U.S. dollar at September 30, 2016.

North America Senior Credit Facility

 The North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $232,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes HSBC Bank USA, NA, the Private Bank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility, which matures on September 7, 2017, effectively not only finances the Company’s North American operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse and the publicly-traded unsecured senior notes (see below).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At September 30, 2016, borrowings and availability under the Wells Fargo Credit Facility totaled $193,104,000 and $23,255,000, respectively.

Credit Suisse Term Loan

 On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of September 30, 2016, $9,898,000 remained outstanding, net of unamortized debt issuance costs of $102,000.

Senior Notes

 The Company has outstanding publicly-traded senior notes (the “Senior Notes”) in an aggregate principal amount of $72,000,000 ($70,000,000, net of unamortized debt issuance costs of $2,000,000 at September 30, 2016). The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

Other

 At September 30, 2016, other debt totaled $10,240,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 The Company was in compliance with the financial covenants under all its credit facilities as of September 30, 2016.

 The weighted-average interest rate in the Asia-Pacific area was 5.5% and 5.0% in FY 2016 and FY 2017, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.9% in both FY 2016 and FY 2017, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

		Derivative - Fair Value (Level 2)

Type of Derivative Contract	Balance Sheet Classification	June 30, 2016	September 30, 2016

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$871	$710
Forward-Exchange Contracts	Trade payables and accrued liabilities	255	198

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2015	Quarter Ended September 30, 2016

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	$762	$81

Interest Rate Swap Contracts

 The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

 To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In August 2012, the Company entered into an interest swap contract that was designated as a cash flow hedge. This cash flow hedge was determined to be highly effective and, therefore, changes in the fair value of the effective portion were recorded in accumulated other comprehensive income. The Company expects this derivative to remain effective during the term of the swap; however, any changes in the portion of the hedge considered ineffective would be recorded in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2016 and FY 2017.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2016 and September 30, 2016, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2016		September 30, 2016
	Swap	Option (Cap)	Swap	Option

Notional amounts	$37,213	$—	$38,179	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	1.90%	—	1.665%	—
Fair Value of Combined Contracts	$(871)	$—	$(710)	$—

Foreign Currency Risk

 The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2016, there were 49 open forward exchange contracts that mature between July 2016 and November 2016; and as of September 30, 2016, there were 28 open forward exchange contracts that mature between October 2016 and December 2016, as follows (dollars in thousands):

	June 30, 2016		September 30, 2016

	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward

Notional amounts	$8,617	$—	$5,337	$—
Exchange/Strike Rates (AUD to USD)	0.6460 – 0.7803	—	0.66349 – 0.76146	—
Fair Value of Combined Contracts	$(255)	$—	$(198)	$—

 In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(654,000) and $5,000 and $(153,000) and $(17,000), respectively.

Fair Value of Other Financial Instruments

 The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2016 was determined to be approximately $336,901,000. The Company also determined that the fair value of its other debt of $8,818,000 at June 30, 2016, approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2016 have not changed significantly from June 30, 2016. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2016 would not vary significantly from the proportion determined at June 30, 2016.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

 Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

 Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s chief executive officer for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $28,000 in both FY 2016 and FY 2017.

 The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both FY 2016 and FY 2017.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At September 30, 2016, 1,047,610 shares remained available for grant.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At September 30, 2016, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2017 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2016	2,183,224	$5.30
Granted	—	—
Exercised	(3,000)	1.06
Forfeited or expired	(226,667)	7.29

Outstanding at September 30, 2016	1,953,557	$5.08	4.9

Vested and expected to vest at September 30, 2016	1,953,557	$5.08	4.9

Exercisable at September 30, 2016	1,622,523	$4.96	4.1

 At September 30, 2016, outstanding time-based options and performance-based options totaled 1,184,847 and 768,710, respectively. Also at that date, the Company’s market price for its common stock was $4.50 per share, which was below the exercise prices of approximately 54% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $1,566,000. Share-based compensation of $6,773,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2016. At that date, there remains $969,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

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

 A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at June 30, 2016	373,507	$4.20
Granted	—	—
Vested	(110,500)	4.43
Forfeited	—	—

Nonvested at September 30, 2016	263,007	$4.10

Share-based compensation of $1,648,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2016. At that date, there remains $822,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.24 years – 2.75 years for the non-vested equity shares.

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

 As of September 30, 2016, Royal Wolf has granted, net of forfeitures, 1,288,841 performance rights to key management personnel under the LTI Plan. Also, as of September 30, 2016, 642,582 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2016 and FY 2017, share-based compensation of $131,000 and $(716,000), respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding offset to equity.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

 The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,

	2016	2017

Cash flows from operating activities
Net loss	$(535)	$(744)
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(14)	(8)
Loss (gain) on sales of lease fleet	(2,138)	547
Unrealized foreign exchange loss	654	153
Unrealized gain on forward exchange contracts	(762)	(81)
Depreciation and amortization	9,286	9,701
Amortization of deferred financing costs	387	348
Accretion of interest	147	66
Share-based compensation expense	626	(405)
Deferred income taxes	(1,139)	(1,818)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	1,969	(1,201)
Inventories	(7,763)	(3,403)
Prepaid expenses and other	(1,548)	(227)
Trade payables, accrued liabilities and unearned revenues	15,340	(3,286)
Income taxes	(408)	—

Net cash provided by operating activities	$14,102	$(358)

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

	Quarter Ended September 30, 2016

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$10,430	$-	$10,430	$1,651	$(557)	$11,524	$9,942	$21,466

Leasing	23,349	3,820	27,169	-	(53)	27,116	14,216	41,332

	$33,779	$3,820	$37,599	$1,651	$(610)	$38,640	$24,158	$62,798

Share-based compensation	$75	$10	$85	$22	$204	$311	$(716)	$(405)

Depreciation and amortization	$3,456	$2,425	$5,881	$198	$(186)	$5,893	$3,808	$9,701

Operating income	$4,052	$(1,446)	$2,606	$(618)	$(1,188)	$800	$2,863	$3,663

Interest income	$-	$-	$-	$-	$8	$8	$15	$23

Interest expense	$1,644	$281	$1,925	$81	$1,809	$3,815	$1,016	$4,831

Additions to long-lived assets	$7,642	$4	$7,646	$-	$(74)	$7,572	$4,675	$12,247

	At September 30, 2016

Long-lived assets	$243,344	$56,897	$300,241	$3,119	$(10,909)	$292,451	$157,880	$450,331

Goodwill	$55,867	$20,782	$76,649	$-	$-	$76,649	$27,336	$103,985

	At June 30, 2016

Long-lived assets	$239,459	$58,492	$297,951	$3,318	$(10,975)	$290,294	$156,002	$446,296

Goodwill	$55,122	$20,782	$75,904	$-	$-	$75,904	$26,642	$102,546

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

 Intersegment net revenues from Southern Frac to the North American leasing operations totaled $28,000 and $557,000 during FY 2016 and FY 2017, respectively.

Note 12. Subsequent Events

 On October 14, 2016, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2016 through October 30, 2016, and is payable on October 31, 2016 to holders of record as of October 30, 2016.

 Subsequent to September 30, 2016, an appraisal performed under the Wells Fargo Credit Facility reduced the estimated orderly liquidation value of the lease fleet, particularly mobile offices and modular buildings, used as collateral for the Wells Fargo Credit Facility, and the availability to borrow under this facility was reduced to approximately $2,200,000 at October 28, 2016. Senior management believes that future steps to be taken by the Company to manage its business and working with Wells Fargo will increase the amount of borrowing availability.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

 We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of September 30, 2016, our two geographic leasing operations lease and sell their products through twenty-two customer service centers (“CSCs”) in Australia, ten CSCs in New Zealand, fifty branch locations in the United States and three branch locations in Canada. At that date, we had 254 and 517 employees and 41,486 and 38,165 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2016 (“FY 2017”) Compared to Quarter Ended September 30, 2015 (“FY 2016”)

 The following compares our FY 2017 results of operations with our FY 2016 results of operations.

 Revenues.  Revenues decreased $1.0 million, or 2%, to $62.8 million in FY 2017 from $63.8 million in FY 2016. This consisted of a $0.5 million increase, or 1%, in revenues in our North American leasing operations, a decrease of $0.5 million, or 2%, in revenues in the Asia-Pacific area and a decrease of $1.0 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2017 versus FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2017 was $0.75828 U.S. dollar compared to $0.7270 U.S. dollar during FY 2016. In Australian dollars, total revenues in the Asia-Pacific area decreased by 4% in FY 2017 from FY 2016.

 Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $3.7 million in FY 2017 from FY 2016, primarily in the commercial, industrial, construction and government sectors, which increased by an aggregate $7.2 million; and was partially offset by reductions in the retail, energy (oil and gas and mining) and services sectors totaling $3.5 million. At Lone Star, revenues declined by $3.2 million, or 46%, from $7.0 million in FY 2016 to $3.8 million in FY 2016. The revenue decrease in the Asia-Pacific area occurred primarily in the energy and retail sectors, which decreased between the periods by $0.8 million, and was partially offset by an increase of $0.3 million in the consumer sector. Revenues were impacted by an approximate 4% favorable foreign exchange translation effect between periods.

 Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in both FY 2017 and FY 2016.

 Sales during FY 2017 amounted to $21.5 million, compared to $22.5 million during FY 2016; representing a decrease of $1.0 million, or 4%. This consisted of a $1.2 million decrease, or approximately 11%, in sales in the Asia-Pacific area, an increase of $1.2 million, or 13%, in our North American leasing operations and a decrease in manufacturing sales of $1.0 million, or 48%, at Southern Frac. Overall, non-manufacturing sales were comparable in FY 2017 with FY 2016. The decrease in the Asia-Pacific area was comprised of a decrease of $0.9 million ($0.2 million decrease due to lower unit sales, $0.9 million decrease due to lower average prices and a $0.2 million increase due to foreign exchange movements) in the CSC operations and a decrease of $0.3 million due to lower unit sales in the national accounts group, and occurred primarily in the building and construction, government, retail and transportation sectors, which decreased between the periods by $1.6 million; partially offset by an increase of $0.4 million in the consumer sector. In our North American leasing operations, the sales increase in FY 2017 from FY 2016 was primarily in the commercial, industrial, government and construction sectors, which totaled $3.5 million; offset somewhat by decreases in the services, retail and energy sectors totaling $2.3 million. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas.

 Leasing revenues totaled $41.3 million in both FY 2017 and FY 2016. This consisted of a decrease of $0.6 million, or 2%, in North America, and an increase of $0.6 million, or approximately 5%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 2% in the Asia-Pacific area in FY 2017 from FY 2016.

 In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 82% and 60%, respectively, during FY 2017, as compared to 84% and 59% in FY 2016. The overall average utilization decreased slightly to 77% in FY 2017 from 78% in FY 2016; and the average monthly lease rate of containers was AUS$159 in FY 2017 versus AUS$164 in FY 2016. Leasing revenues in FY 2017 decreased in Australian dollars from FY 2016 due to the combination of a lower composite monthly lease rate, caused primarily by a lower average lease rate in portable container buildings between the periods, and the average monthly number of units on lease being approximately 200 lower in FY 2017 as compared to FY 2016.

 In our North American leasing operations, average utilization rates were 71%, 79%, 39%, 77% and 81% and average monthly lease rates were $121, $307, $473, $284 and $785 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2017; as compared to 73%, 81%, 48%, 76% and 80% and average monthly lease rates were $115, $321, $821, $274 and $783 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2016, respectively. The average composite utilization rate decreased to 70% in FY 2017 from 73% in FY 2016; however, the composite average monthly number of units on lease was over 3,500 higher in FY 2017 as compared to FY 2016. The increased average monthly number of units on lease and higher monthly lease rates, other than office and frac tank containers, between the years resulted from improved demand in most sectors, but was more than offset by a decrease of $3.9 million in the energy sectors, primarily at Lone Star, while all other sectors increased by $3.3 million.

 Cost of Sales.  Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $0.7 million from $14.5 million during FY 2016 to $13.8 million during FY 2017, and our gross profit percentage from these non-manufacturing sales improved to 32% in FY 2017 from approximately 29% in FY 2016. Cost of sales from our manufactured products totaled $1.4 million in FY 2017, as compared to $2.8 million in FY 2016, resulting in reducing our gross margin loss from $0.7 million in FY 2016 to $0.3 million in FY 2017. The loss incurred during both periods was due primarily to the lack of volume of tank sales and, though improved between the periods, production inefficiencies from our other steel-based products, primarily chassis. We remain focused on making our chassis and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business.

 Direct Costs of Leasing Operations and Selling and General Expenses.  Direct costs of leasing operations and selling and general expenses increased by $1.1 million from $33.3 million during FY 2016 to $34.4 million during FY 2017. As a percentage of revenues, these costs increased to 55% during FY 2017 from 52% in FY 2016 due to operating expenses in our North American operations not proportionately decreasing with lower revenues, primarily as a result of the adverse effect of lower lease and utilization rates between the periods from the continuing soft oil and gas market, primarily in our North American leasing operations.

 Depreciation and Amortization.  Depreciation and amortization increased by $0.4 million to $9.5 million in FY 2017 from $9.1 million in FY 2016. This consisted of an increase of $0.3 million in the Asia-Pacific area and a $0.1 million increase in North America, primarily as a result of our increased investment in the lease fleet and business acquisitions.

 Interest Expense.  Interest expense of $4.8 million in FY 2017 was $0.2 million lower than the $5.0 million in FY 2016, consisting of a decrease of $0.3 million in the Asia-Pacific area and a $0.1 million increase in North America. In the Asia-Pacific area, reduced interest expense was due to the weighted-average interest rate of 5.0% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2017 being lower than the 5.5% in FY 2016, as well as average borrowings being comparatively lower between the periods. However, this was partially offset by the stronger Australian dollar between the periods. In North America, the higher interest expense was due to the higher average borrowings in FY 2017, as compared to FY 2016, since the weighted-average interest rate of 4.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) was the same for both periods.

 Foreign Currency Exchange and Other.  The currency exchange rate of one Australian dollar to one U.S. dollar was $0.7658 at June 30, 2015, $0.6978 at September 30, 2015, $0.74425 at June 30, 2016 and $0.76358 at September 30, 2016. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(654,000) and $5,000 and $(153,000) and $(17,000), respectively. In addition, in FY 2016 and FY 2017, unrealized exchange gains on forward exchange contracts totaled $762,000 and $81,000, respectively.

 Income Taxes.  Our effective income tax rate was 40.0% in FY 2017 and FY 2016. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

 Preferred Stock Dividends.  In both FY 2017 and FY 2016, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

 Noncontrolling Interests.  Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $0.5 million and $0.6 million in FY 2017 and FY 2016, respectively, a slight decrease of $0.1 million.

 Net Loss Attributable to Common Stockholders.  Net loss attributable to common stockholders was $2.1 million in FY 2017 and $2.0 million in FY 2016, a slight increase of $0.1 million.

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

	Quarter Ended September 30,

	2015	2016

Net loss	$(535)	$(744)
Add (deduct) —
Provision (benefit) for income taxes	(356)	(496)
Foreign currency exchange loss (gain) and other	(108)	95
Interest expense	5,015	4,831
Interest income	(17)	(23)
Depreciation and amortization	9,286	9,701
Share-based compensation expense	626	(405)

Adjusted EBITDA	$13,911	$12,959

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

Asia-Pacific Leasing Senior Credit Facility

 Royal Wolf has a $133,627,000 (AUS$175,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA

Credit Facility, ANZ’s proportionate share of the borrowing capacity is 80,176,000 (AUS$105,000,000) and CBA’s proportionate share is $53,451,000 (AUS$70,000,000). The ANZ/CBA Credit Facility has $95,448,000 (AUS$125,000,000) maturing on July 31, 2017 (Facility A), and $38,179,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

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

Corporate Senior and Other Debt

 Credit Suisse Term Loan

 On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time we have prepaid $15,000,000 of the initial borrowings, and $9,898,000 remained outstanding at September 30, 2016, net of unamortized debt issuance costs of $102,000. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

 Senior Notes

 We have outstanding publicly-traded senior notes (the “Senior Notes”) in an aggregate principal amount of $72,000,000 ($70,000,000, net of unamortized debt issuance costs of $2,000,000 at September 30, 2016). The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between us and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between us and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

 As of September 30, 2016, our required principal and other obligations payments for the twelve months ending September 30, 2017 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,

	2017	2018	2019	2020

ANZ/CBA Credit Facility	$80,452	$—	$—	$2,035
Wells Fargo Credit Facility	193,104	—	—	—
Credit Suisse Term Loan	9,898	—	—	—
Senior Notes	—	—	—	—
Other	5,700	1,744	1,666	238

	$289,154	$1,744	$1,666	$2,273

 We have commenced the process of refinancing or extending our North America Senior Credit Facility and Facility A of our Asia-Pacific Leasing Senior Credit Facility due September 2017 and July 2017, respectively. While we believe that we have strong relationships with our senior lenders and that such refinancing or extension will be consummated prior to the respective due dates, there is no assurance that such consummation will be made under comparable or favorable terms. Reference is made to Notes 5 and 12 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

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

 Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of recent developments.

 Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,

	2015	2016

Net cash provided by (used in) operating activities	$14,102	$(358)

Net cash used in investing activities	$(9,311)	$(9,545)

Net cash provided by financing activities	$1,317	$10,220

Cash Flow for FY 2017 Compared to FY 2016

 Operating activities. Our operations used cash of $0.4 million during FY 2017 versus providing cash of $14.1 million during FY 2016, a decrease of $14.5 million. While the net loss of 0.7 million in FY 2017 was not significantly different from the $0.5 million in FY 2016, our management of operating assets and liabilities in FY 2017, when compared to FY 2016, reduced operating cash flows by $15.7 million. The primary reason for this was the timing on the satisfaction of trade payables, accrued liabilities and unearned revenues during FY 2017 that, when compared to FY 2016, reduced operating cash flows by $18.6 million between the periods. In FY 2017 these operating liabilities reduced cash flow by $3.3 million, whereas in FY 2016 they increased cash flow by $15.3 million. Historically, we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. For the quarters ended September 30, 2014, 2013 and 2012, trade payables, accrued liabilities and unearned revenues enhanced (decreased) operating cash flows by $(1.8 million), $16.2 million and $(6.4 million), respectively. Non-cash adjustments relating to depreciation, amortization (including amortization of deferred financing costs) and accretion of interest of $10.1 million in FY 2017 and $9.8 million in FY 2016 increased operating cash flows between the periods by $0.3 million. However, operating cash flows were reduced between the periods by $0.7 million from non-cash adjustments for deferred income taxes. In FY 2017 and FY 2016, deferred income taxes reduced operating cash flows by $1.8 million and $1.1 million, respectively. In FY 2017, operating cash flows were increased by a loss of $0.5 million on the sales of lease fleet, whereas in FY 2016 it was reduced by a gain of $2.1 million. Additionally, operating cash flows were reduced by non-cash share-based compensation of $0.4 million in FY 2017 and enhanced by $0.6 million in FY 2016. Typically, share-based compensation is an add-back to operating cash flows, but in FY 2017 a benefit of $0.7 million was recorded at Royal Wolf, primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

 Investing Activities. Net cash used in investing activities was $9.5 million during FY 2017, as compared to $9.3 million used during FY 2016, a slight increase of $0.2 million. Purchases of property, plant and equipment (or rolling stock) were $0.8 million in FY 2017 and $1.1 million in FY 2016, a decrease of $0.3 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $6.7 million in FY 2017 as compared to $7.6 million in FY 2016, a decrease of $0.9 million. In FY 2017, net capital expenditures of lease fleet were approximately $4.4 million in North America, as compared to $5.9 million in FY 2016, a decrease of $1.5 million, and net capital expenditures of lease fleet in the Pan Pacific totaled $2.3 million in FY 2017, versus $1.7 million in FY 2016, an increase of $0.6 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2017, we made two business acquisitions in North America for cash of $2.1 million; as compared to one business acquisition in North America during FY 2016 for cash totaling $0.7 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Financing Activities. Net cash used in financing activities was $10.2 million during FY 2017, as compared to net cash provided of $1.3 million during FY 2016, a decrease of $8.9 million. In FY 2017 and FY 2016, cash provided from financing activities included net borrowings of $11.1 million and $2.5 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions and, in FY 2017, for the management of operating assets and liabilities. Cash was also used during both periods to pay dividends on primarily our Series C Preferred Stock of $0.9 million and, in FY 2016, $0.2 million was used to make a distribution to the noncontrolling interest of Southern Frac.

Asset Management

Receivables and inventories were $40.5 million and $38.9 million at September 30, 2016 and $38.1 million and $34.6 million at June 30, 2016, respectively. At September 30, 2016, days sales outstanding (“DSO”) in trade receivables were 39 days and 54 days in the Asia-Pacific area and in our North American leasing operations, as compared to 36 days and 49 days at June 30, 2016, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $424.2 million at September 30, 2016, as compared to $419.3 million at June 30, 2016. At September 30, 2016, we had 79,651 units (22,122 units in retail operations in Australia, 9,476 units in national account group operations in Australia, 9,888 units in New Zealand, which are considered retail; and 38,165 units in North America) in our lease fleet, as compared to 78,605 units (22,194 units in retail operations in Australia, 9,688 units in national account group operations in Australia, 9,745 units in New Zealand, which are considered retail; and 36,978 units in North America) at June 30, 2016. At those dates, 59,809 units (18,086 units in retail operations in Australia, 5,935 units in national account group operations in Australia, 8,639 units in New Zealand, which are considered retail; and 27,149 units in North America); and 57,265 units (17,829 units in retail operations in Australia, 5,816 units in national account group operations in Australia, 8,218 units in New Zealand, which are considered retail; and 25,402 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 34,787 storage and freight containers and 6,699 portable building containers at September 30, 2016; and 35,060 storage and freight containers and 6,567 portable building containers at June 30, 2016. At those dates, units on lease were comprised of 27,711 storage and freight containers and 4,949 portable building containers; and 27,259 storage and freight containers and 4,604 portable building containers, respectively.

In North America, the lease fleet was comprised of 25,080 storage containers, 3,304 office containers (GLOs), 4,056 portable liquid storage tank containers, 4,578 mobile offices and 1,147 modular units at September 30, 2016; and 24,084 storage containers, 3,106 office containers (GLOs), 4,056 portable liquid storage tank containers, 4,590 mobile offices and 1,142 modular units at June 30, 2016. At those dates, units on lease were comprised of 18,304 storage containers, 2,676 office containers, 1,667 portable liquid storage tank containers, 3,562 mobile offices and 940 modular units; 17,081 storage containers, 2,394 office containers, 1,501 portable liquid storage tank containers, 3,518 mobile offices and 908 modular units, respectively.

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

 A comprehensive discussion of our critical and significant accounting policies and management estimates are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements in our Annual Report. Reference is also made to Note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a further discussion of our significant accounting policies. We believe there have been no significant changes in our critical accounting policies, estimates and judgments during FY 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2016, as filed with the SEC on September 9, 2016 (“Annual Report”) and other subsequent filings with the SEC.

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

Date: November 8, 2016	GENERAL FINANCE CORPORATION

By: /s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

By: /s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.