Form 10-Q
period 2016-12-31
General Finance CORP
filed 2017-02-06
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016

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

Yes   ☐                No    ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,354,663 shares outstanding as of February 2, 2017.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	December 31, 2016

Assets
Cash and cash equivalents	$9,342	$6,388
Trade and other receivables, net of allowance for doubtful accounts of $8,876 and $6,946 at June 30, 2016 and December 31, 2016, respectively	38,067	46,660
Inventories	34,609	31,515
Prepaid expenses and other	9,366	9,301
Property, plant and equipment, net	26,951	25,053
Lease fleet, net	419,345	420,344
Goodwill	102,546	103,107
Other intangible assets, net	33,348	30,643

Total assets	$673,574	$673,011

Liabilities
Trade payables and accrued liabilities	$43,476	$38,686
Income taxes payable	175	—
Unearned revenue and advance payments	14,085	14,635
Senior and other debt, net	352,220	361,350
Deferred tax liabilities	39,006	39,040

Total liabilities	448,962	453,711

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2016 and December 31, 2016	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,218,772 and 26,354,663 shares issued and outstanding at June 30, 2016 and December 31, 2016, respectively	3	3

Additional paid-in capital	122,568	121,187

Accumulated other comprehensive loss	(14,129)	(10,942)

Accumulated deficit	(10,010)	(15,926)

Total General Finance Corporation stockholders’ equity	138,532	134,422

Equity of noncontrolling interests	86,080	84,878

Total equity	224,612	219,300

Total liabilities and equity	$673,574	$673,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2015	2016	2015	2016

Revenues
Sales:
Lease inventories and fleet	$36,706	$25,387	$57,027	$45,759
Manufactured units	2,485	1,663	4,622	2,757

	39,191	27,050	61,649	48,516
Leasing	44,076	45,277	85,404	86,609

	83,267	72,327	147,053	135,125

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	28,039	18,140	42,584	31,972
Manufactured units	3,509	2,115	6,333	3,527
Direct costs of leasing operations	17,622	18,658	34,197	36,518
Selling and general expenses	16,174	16,429	32,938	32,957
Depreciation and amortization	9,235	9,888	18,314	19,391

Operating income	8,688	7,097	12,687	10,760

Interest income	20	13	37	36
Interest expense	(4,965)	(5,016)	(9,980)	(9,847)
Foreign currency exchange gain (loss) and other	(611)	189	(503)	94

	(5,556)	(4,814)	(10,446)	(9,717)

Income before provision for income taxes	3,132	2,283	2,241	1,043

Provision for income taxes	1,252	913	896	417

Net income	1,880	1,370	1,345	626

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)

Noncontrolling interests	(861)	(1,087)	(1,424)	(1,558)

Net income (loss) attributable to common stockholders	$97	$(639)	$(1,923)	$(2,776)

Net income (loss) per common share:
Basic	$0.00	$(0.02)	$(0.07)	$(0.11)
Diluted	0.00	(0.02)	(0.07)	(0.11)

Weighted average shares outstanding:
Basic	26,029,117	26,300,061	26,018,997	26,259,433
Diluted	26,321,491	26,300,061	26,018,997	26,259,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2015	2016	2015	2016

Net income	$1,880	$1,370	$1,345	$626

Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income tax effect of $154 and $239 in the quarter and six months ended December 31, 2015 and $6 and $(6) in the quarter and six months ended December 31, 2016, respectively	88	149	118	278

Cumulative translation adjustment	5,163	(6,483)	(5,457)	(3,644)

	7,131	(4,964)	(3,994)	(2,740)

Allocated to noncontrolling interests	(3,541)	2,353	905	11

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$3,590	$(2,611)	$(3,089)	$(2,729)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2016	$40,100	$3	$122,568	$(14,129)	$(10,010)	$138,532	$86,080	$224,612

Share-based compensation	—	—	443	—	—	443	(252)	191

Preferred stock dividends	—	—	(1,844)	—	—	(1,844)	—	(1,844)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(939)	(939)

Issuance of 14,000 shares of common stock on exercises of stock options	—	—	20	—	—	20	—	20

Grant of 22,112 shares of common stock	—	—	—	—	—	—	—	—
Grant of 99,779 shares of restricted stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(932)	(932)	1,558	626

Fair value change in derivative, net of related tax effect	—	—	—	142	—	142	136	278

Cumulative translation adjustment	—	—	—	(1,939)	—	(1,939)	(1,705)	(3,644)

Total comprehensive loss	—	—	—	—	—	(2,729)	(11)	(2,740)

Balance at December 31, 2016	$40,100	$3	$121,187	$(15,926)	$(10,942)	$134,422	$84,878	$219,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,

	2015	2016

Net cash provided by operating activities (Note 10)	$25,437	$10,911

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,477)	(4,993)
Proceeds from sales of property, plant and equipment	10,551	165
Purchases of property, plant and equipment	(2,489)	(1,727)
Proceeds from sales of lease fleet	13,900	10,964
Purchases of lease fleet	(31,232)	(26,057)
Other intangible assets	(58)	(345)

Net cash used in investing activities	(24,805)	(21,993)

Cash flows from financing activities:
Repayments of equipment financing activities	(404)	(253)
Proceeds from senior and other debt borrowings, net	6,264	11,762
Deferred financing costs	(72)	(260)
Proceeds from issuances of common stock	—	20
Dividends and distributions by subsidiaries	(1,949)	(939)
Preferred stock dividends	(1,844)	(1,844)

Net cash provided by financing activities	1,995	8,486

Net increase (decrease) in cash	2,627	(2,596)

Cash and equivalents at beginning of period	3,716	9,342

The effect of foreign currency translation on cash	(2,071)	(358)

Cash and equivalents at end of period	$4,272	$6,388

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $1,804 and $376 as part of the consideration for business acquisitions during the six months ended December 31, 2015 and 2016, respectively (see Note 4).

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

Unless otherwise indicated, references to “FY 2016” and “FY 2017” are to the quarter ended December 31, 2015 and 2016, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	December 31,

	2016	2016

Finished goods	$29,790	$26,588
Work in progress	2,298	2,502
Raw materials	2,521	2,425

	$34,609	$31,515

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,

		2016	2016

Land	—	$2,168	$ 2,168
Building and improvements	10 — 40 years	4,887	4,887
Transportation and plant equipment (including capital lease assets)	3 — 20 years	38,424	38,389
Furniture, fixtures and office equipment	3 — 10 years	9,531	10,224

		55,010	55,668
Less accumulated depreciation and amortization		(28,059)	(30,615)

		$26,951	$ 25,053

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2016 and December 31, 2016, the gross costs of the lease fleet were $503,817,000 and $513,212,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2016			December 31, 2016

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(302)	$5,184	$5,484	$(453)	$5,031
Customer base and lists	50,669	(30,064)	20,605	46,379	(27,537)	18,842
Non-compete agreements	14,169	(9,810)	4,359	9,513	(5,655)	3,858
Deferred financing costs	3,589	(2,381)	1,208	3,820	(2,784)	1,036
Other	3,447	(1,455)	1,992	3,602	(1,726)	1,876

	$77,360	$(44,012)	$33,348	$68,798	$(38,155)	$30,643

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2015	2016	2015	2016

Basic	26,029,117	26,300,061	26,018,997	26,259,433
Assumed exercise of stock options	292,374	—	—	—

Diluted	26,321,491	26,300,061	26,018,997	26,259,433

Potential common stock equivalents totaling 1,809,483 and 2,101,857 for the quarter ended December 31, 2015 and FY 2016, respectively, and 1,460,862 for both the quarter ended December 31, 2016 and FY 2017 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance (or deferred financing) costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15 which added SEC guidance that stated in the absence of authoritative guidance within ASU 2015-03 of debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these updates in FY 2017 and, as a result, unamortized debt issuance costs totaling $2,239,000 and $1,964,000 as of June 30, 2016 and December 31, 2016, respectively, have been deducted from the carrying amounts of the Credit Suisse Term Loan and Senior Notes (see Note 5) in the accompanying consolidated balance sheets. Unamortized deferred financing costs related to the Asia-Pacific and North American senior credit facilities are included in the caption “Other intangible assets, net” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. The Company believes the adoption of ASU No. 2016-02 will have a material effect in the presentation of its consolidated financial statements, but has not determined the effect of this ASU in the presentation of its consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods after December 15, 2017, including interim periods therein, with early adoption permitted and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the requirements of this ASU and has not determined the effect of this ASU in the presentation of its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, an update to amend the accounting standards on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The primary beneficiary of a VIE is the reporting entity that has a controlling financial interest in a VIE and, therefore, consolidates the VIE. A reporting entity has an indirect interest in a VIE if it has a direct interest in a related party that, in turn, has a direct interest in the VIE. Under this ASU, a single decision maker is not required to consider indirect interests held through related parties that are under common control with the single decision maker to be the equivalent of direct interests in their entirety. Instead, a single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. ASU No. 2016-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The Company does not believe the requirements of this ASU will have a material effect in the presentation of its consolidated financial statements.

Note 3.  Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2016 and December 31, 2016, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2016 and December 31, 2016, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of December 31, 2016, since issuance, dividends paid or payable totaled $81,000 for the Series B Preferred Stock and dividends paid totaled $12,630,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

On December 1, 2016, the Company, through Royal Wolf, purchased the container businesses of All Direct Container Sales Pty Limited and ADC Storage Pty Limited as Trustee for the ADC Storage Unit Trust (collectively “All Direct”), for $3,040,000 (AUS$4,109,000), which included holdback and other adjustment amounts totaling $154,000 (AUS$209,000). All Direct leases and sells containers in the southeast Queensland market, particularly in the Brisbane, Gold Coast and Toowoomba regions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation for the acquisition in FY 2017 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	GCC July 22, 2016	CSS July 27, 2016	All Direct December 1, 2016	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$5	$57	$—	$62
Inventories	66	211	—	277
Property, plant and equipment	23	44	44	111
Lease fleet	352	615	1,646	2,613
Accounts payables and accrued liabilities	—	(7)	(45)	(52)
Unearned revenue and advance payments	(21)	(36)	—	(57)
Deferred income taxes	—	(241)	—	(241)

Total net tangible assets acquired and liabilities assumed	425	643	1,645	2,713

Fair value of intangible assets acquired:
Non-compete agreement	21	29	334	384
Customer lists/relationships	138	312	711	1,161
Goodwill	78	683	350	1,111

Total intangible assets acquired	237	1,024	1,395	2,656

Total purchase consideration	$662	$1,667	$3,040	$5,369

The FY 2017 operating results of all acquisitions prior to and since their respective dates of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the GCC, CSS and All Direct acquisitions are not deductible for U.S. income tax purposes.

The Company incurred approximately $65,000 and $109,000 and $20,000 and $37,000 during the quarter ended December 31, 2015 and FY 2016 and during the quarter ended December 31, 2016 and FY 2017, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $108,102,000 (AUS$150,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $64,861,000 (AUS$90,000,000) and CBA’s proportionate share is $43,241,000 (AUS$60,000,000). The ANZ/CBA Credit Facility has $72,068,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $36,034,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.40% - 2.40% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a margin of 1.75% - 2.65% per annum on Facility A and 1.45% - 2.35% on Facility B. At December 31, 2016, the 30-day and 90-day BBSY and BKBM were 1.69% and 1.865% and 1.90% and 2.05%, respectively. The ANZ/CBA Credit Facility also include $2,162,000 (AUS$3,000,000) sub-facilities to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.25 times EBITDA, as defined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2016, total borrowings and availability under the ANZ/CBA Credit Facility totaled $83,787,000 (AUS$116,261,000) and $8,330,000 (AUS$11,558,000), respectively. Of the total borrowings, $69,506,000 (AUS$96,445,000) is drawn under Facility A and $14,281,000 (AUS$19,816,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.72068 U.S. dollar at December 31, 2016.

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

The Wells Fargo Credit Facility includes a $20,000,000 real estate sub-facility to allow the borrowers (including GFNRC) to acquire real estate as collateral. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $252,000,000. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse or the actual annual interest to be paid; and (c) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. Borrowings under the $20,000,000 real estate sub-facility accrue interest, at the Company’s option, either at the base rate, plus a range of 1.50% to 2.00%, or the LIBOR rate, plus a range of 3.0% to 3.50%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At December 31, 2016, borrowings and availability under the Wells Fargo Credit Facility totaled $188,037,000 and $8,977,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of December 31, 2016, $9,932,000 remained outstanding, net of unamortized debt issuance costs of $68,000.

Senior Notes

At December 31, 2016, the Company has outstanding publicly-traded senior notes (“Senior Notes”) in an aggregate principal amount of $72,000,000 ($70,104,000, net of unamortized debt issuance costs of $1,896,000). The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

Other

At December 31, 2016, other debt totaled $9,490,000.

The Company was in compliance with the financial covenants under all its credit facilities as of December 31, 2016.

The weighted-average interest rate in the Asia-Pacific area was 5.6% and 4.9% and 5.5% and 4.9% in the quarter ended December 31, 2015 and 2016 and in FY 2016 and FY 2017, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.8% and 5.0% and 4.9% and 5.0% in the quarter ended December 31, 2015 and 2016 and in FY 2016 and FY 2017, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2016	December 31, 2016

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$ 871	$ 437
Forward Exchange Contracts	Trade and other receivables	—	148
Forward Exchange Contracts	Trade payables and accrued liabilities	255	—

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2015	2016	2015	2016

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	$(1,085)	$354	$(323)	$435

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

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2016 and December 31, 2016, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2016		December 31, 2016

	Swap	Option (Cap)	Swap	Option
Notional amounts	$37,213	$—	$36,034	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	1.90%	—	1.69%	—
Fair Value of Combined Contracts	$(871)	$—	$(437)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2016, there were 49 open forward exchange contracts that mature between July 2016 and November 2016; and as of December 31, 2016, there were 17 open forward exchange contracts that mature between January 2017 and April 2017, as follows (dollars in thousands):

	June 30, 2016		September 30, 2016

	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward

Notional amounts	$8,617	$—	$4,009	$—
Exchange/Strike Rates (AUD to USD)	0.6460 – 0.7803	—	0.69479 – 0.76530	—
Fair Value of Combined Contracts	$(255)	$—	$148	$—

For the quarter ended December 31, 2015 and 2016, net unrealized and realized foreign exchange gains (losses) totaled $286,000 and $25,000, and $(392,000) and $134,000, respectively. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(368,000) and $30,000, and $(545,000) and $117,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2016 was determined to be approximately $336,901,000. The Company also determined that the fair value of its other debt of $8,818,000 at June 30, 2016, approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2016 have not changed significantly from June 30, 2016. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2016 would not vary significantly from the proportion determined at June 30, 2016.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s chief executive officer for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 and $28,000 during the quarter ended December 31, 2015 and 2016 and $55,000 and $56,000 during FY 2016 and FY 2017, respectively.

The premises of Pac-Van’s Las Vegas branch is owned by and leased from the acting branch manager through December 31, 2014, with the right for an additional two-year extension through December 31, 2016. On December 29, 2014, the Company extended the lease for the additional two years. Rental payments on this lease totaled $30,000 during both the quarter ended December 31, 2015 and 2016 and $59,000 during both FY 2016 and FY 2017.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At December 31, 2016, 931,719 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2016, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2017 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2016	2,183,224	$5.30
Granted	—	—
Exercised	(14,000)	1.43
Forfeited or expired	(232,667)	7.33

Outstanding at December 31, 2016	1,936,557	$5.08	4.6

Vested and expected to vest at December 31, 2016	1,936,557	$5.08	4.6

Exercisable at December 31, 2016	1,605,523	$4.97	3.8

At December 31, 2016, outstanding time-based options and performance-based options totaled 1,180,847 and 755,710, respectively. Also at that date, the Company’s market price for its common stock was $5.55 per share, which was below the exercise prices of approximately 33% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $2,640,000. Share-based compensation of $6,924,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2016. At that date, there remains $828,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

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

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at June 30, 2016	373,507	$4.20
Granted	99,779	4.23
Vested	(176,998)	4.29
Forfeited	—	—

Nonvested at December 31, 2016	296,288	$4.15

Share-based compensation of $1,801,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2016. At that date, there remains $1,127,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.9 years – 2.5 years for the non-vested equity shares.

On October 12, 2016, the Company granted a total of 22,112 equity shares to an officer of GFN at a value equal to the closing market price of the Company’s common stock as of that date, or $4.45 per share. The fair value of this equity share grant of $98,000 has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

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

As of December 31, 2016, Royal Wolf has granted, net of forfeitures, 2,835,723 performance rights to key management personnel under the LTI Plan. Also, as of December 31, 2016, 642,582 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2016 and FY 2017, share-based compensation of $377,000 and $(522,000), respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding offset to equity.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2015	2016

Cash flows from operating activities
Net income	$1,345	$626
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(114)	(61)
Gain on sales of lease fleet	(3,312)	(428)
Gain on bargain purchase of business	(72)	—
Unrealized foreign exchange loss	368	545
Unrealized loss (gain) on forward exchange contracts	323	(435)
Depreciation and amortization	18,722	19,787
Amortization of deferred financing costs	778	700
Accretion of interest	296	135
Share-based compensation expense	1,353	191
Deferred income taxes	(691)	(482)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	4,480	(7,034)
Inventories	(1,627)	2,829
Prepaid expenses and other	(600)	(2)
Trade payables, accrued liabilities and unearned revenues	5,405	(4,243)
Income taxes	(1,217)	(1,217)

Net cash provided by operating activities	$25,437	$10,911

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

	Quarter Ended December 31, 2016

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$11,781	$-	$11,781	$1,933	$(270)	$13,444	$13,606	$27,050

Leasing	24,757	4,176	28,933	-	(43)	28,890	16,387	45,277

	$36,538	$4,176	$40,714	$1,933	$(313)	$42,334	$29,993	$72,327

Share-based compensation	$72	$10	$82	$22	$298	$402	$194	$596

Depreciation and amortization	$3,429	$2,422	$5,851	$198	$(181)	$5,868	$4,218	$10,086

Operating income	$6,195	$(1,231)	$4,964	$(733)	$(1,090)	$3,141	$3,956	$7,097

Interest income	$-	$-	$-	$-	$1	$1	$12	$13

Interest expense	$1,726	$294	$2,020	$94	$1,819	$3,933	$1,083	$5,016

	Six Months Ended December 31, 2016

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$22,211	$-	$22,211	$3,584	$(827)	$24,968	$23,548	$48,516

Leasing	48,106	7,996	56,102	-	(96)	56,006	30,603	86,609

	$70,317	$7,996	$78,313	$3,584	$(923)	$80,974	$54,151	$135,125

Share-based compensation	$147	$20	$167	$44	$502	$713	$(522)	$191

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$6,885	$4,847	$11,732	$396	$(367)	$11,761	$8,026	$19,787

Operating income	$10,247	$(2,677)	$7,570	$(1,351)	$(2,278)	$3,941	$6,819	$10,760

Interest income	$-	$-	$-	$-	$9	$9	$27	$36

Interest expense	$3,370	$575	$3,945	$175	$3,628	$7,748	$2,099	$9,847

Additions to long-lived assets	$14,475	$47	$14,522	$-	$(150)	$14,372	$13,412	$27,784

	At December 31, 2016

Long-lived assets	$244,013	$55,360	$299,373	$2,922	$(10,798)	$291,497	$153,900	$445,397

Goodwill	$55,838	$20,782	$76,620	$-	$-	$76,620	$26,487	$103,107

	At June 30, 2016

Long-lived assets	$239,459	$58,492	$297,951	$3,318	$(10,975)	$290,294	$156,002	$446,296

Goodwill	$55,122	$20,782	$75,904	$-	$-	$75,904	$26,642	$102,546

	Quarter Ended December 31, 2015

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$13,766	$-	$13,766	$2,617	$(132)	$16,251	$22,940	$39,191

Leasing	23,092	6,714	29,806	-	(33)	29,773	14,303	44,076

	$36,858	$6,714	$43,572	$2,617	$(165)	$46,024	$37,243	$83,267

Share-based compensation	$97	$10	$107	$37	$337	$481	$246	$727

Depreciation and amortization	$3,286	$2,627	$5,913	$260	$(185)	$5,988	$3,448	$9,436

Operating income	$6,617	$386	$7,003	$(1,351)	$(1,089)	$4,563	$4,125	$8,688

Interest income	$-	$-	$-	$-	$1	$1	$19	$20

Interest expense	$1,403	$382	$1,785	$70	$1,886	$3,741	$1,224	$4,965

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

Intersegment net revenues related to the sales of primarily portable liquid storage containers from Southern Frac to the North American leasing operations totaled and $132,000 and $160,000 during the quarter ended December 31, 2015 and FY 2016 and $270,000 and $827,000 during the quarter ended December 31, 2016 and FY 2017, respectively.

Note 12. Subsequent Events

On January 17, 2017, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2016 through January 30, 2017, and is payable on January 31, 2017 to holders of record as of January 30, 2017.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers). As of December 31, 2016, our two geographic leasing operations lease and sell their products through twenty-two customer service centers (“CSCs”) in Australia, eleven CSCs in New Zealand, fifty-two branch locations in the United States and three branch locations in Canada. At that date, we had 255 and 508 employees and 42,848 and 38,725 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2016 (“QE FY 2017”) Compared to Quarter Ended December 31, 2015 (“QE FY 2016”)

The following compares our QE FY 2017 results of operations with our QE FY 2016 results of operations.

Revenues.    Revenues decreased $11.0 million, or 13.2%, to $72.3 million in QE FY 2017 from $83.3 million in QE FY 2016. This consisted of a $2.8 million decrease, or 6%, in revenues in our North American leasing operations, a decrease of $7.2 million, or 19%, in revenues in the Asia-Pacific area and a decrease of $1.0 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in QE FY 2017 versus QE FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2017 was $0.7495 U.S. dollar compared to $0.7204 U.S. dollar during QE FY 2016. In Australian dollars, total revenues in the Asia-Pacific area decreased by 24% in QE FY 2017 from QE FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations decreased slightly by $0.3 million in QE FY 2017 from QE FY 2016, primarily due to the services, oil and gas, retail and construction sectors, which decreased by an aggregate $4.8 million; and more than offset the increases in all other sectors, primarily commercial; which increased by $3.1 million between the periods. At Lone Star, revenues declined by $2.5 million, or 37%, from $6.7 million in QE FY 2016 to $4.2 million in QE FY 2017. The revenue decrease in the Asia-Pacific area occurred primarily in the transportation, construction and consumer sectors, which decreased between the periods by $8.3 million, and was partially offset by an increase of $1.1 million in the oil and gas sector. QE FY 2017 revenues were impacted by an approximate 5% favorable foreign exchange translation effect when compared to QE FY 2017.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues, respectively, in QE FY 2017, compared to 45% and 55% of total non-manufacturing revenues, respectively in QE FY 2016.

Sales during QE FY 2017 amounted to $27.0 million, compared to $39.2 million during QE FY 2016; representing a decrease of $12.2 million, or 31%. This consisted of a $9.3 million decrease, or approximately 41%, in sales in the Asia-Pacific area, a decrease of $1.9 million, or 14%, in our North American leasing operations and a decrease in manufacturing sales of $1.0 million, or 38%, at Southern Frac. The decrease in the Asia-Pacific area was comprised of a decrease of $1.3 million ($1.8 million decrease due to lower unit sales and a $0.5 million increase due to foreign exchange movements) in the CSC operations and a decrease of $8.0 million ($7.7 million decrease due to lower unit sales, $0.5 million decrease due to lower average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in transportation, construction and consumer sectors, which decreased between the periods by $9.5 million. QE FY 2016 included three low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $8.0 million (approximately AUS$11.0 million), which were not repeated in QE FY 2016. In our North American leasing operations, the sales decrease in QE FY 2017 from QE FY 2016 was primarily in the services and construction sectors, which totaled $3.5 million; offset somewhat by net increases in most of the other sectors. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas. Sales at Southern Frac in both periods were primarily from chassis and other steel-based product lines.

Leasing revenues totaled $45.3 million in QE FY 2017 and $44.1 million in QE FY 2016, an increase of $1.2 million, or 3%. This consisted of an increase of $2.1 million, or 15%, in the Asia-Pacific area and a decrease of $0.9 million, or 3%, in North America. In Australian dollars, leasing revenues increased by 8% in the Asia-Pacific area in QE FY 2017 from QE FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 74%, respectively, during QE FY 2017, as compared to 84% and 75%, respectively, in QE FY 2016. The overall average utilization was 82% during both periods; and the average monthly lease rate of containers was AUS$159 in QE FY 2017 versus AUS$163 in QE FY 2016, caused primarily by a lower average lease rate in portable container buildings between the periods. Leasing revenues in QE FY 2017 increased from QE FY 2016 due primarily to the average monthly number of units on lease being over 130 higher in QE FY 2017 as compared to QE FY 2016, including a favorable mix related to portable building containers, despite the lower composite monthly lease rate. Leasing revenues increased in most sectors, but primarily in oil and gas, construction and special events sectors, which totaled $2.9 million between the periods; offset somewhat by a decrease of $1.5 million in the mining sector.

In our North American leasing operations, average utilization rates were 80%, 79%, 44%, 77% and 81% and average monthly lease rates were $129, $327, $492, $285 and $770 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2017; as compared 82%, 80%, 49%, 76% and 82% and average monthly lease rates were $128, $314, $739, $276 and $781 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2016, respectively. The average composite utilization rate decreased to 73% in QE FY 2017 from 75% in QE FY 2016; however, the composite average monthly number of units on lease was over 2,400 higher in QE FY 2017 as compared to QE FY 2016. The decrease in leasing revenues between the periods was primarily due to the oil and gas sector, which was $3.2 million less in QE FY 2017 versus QE FY 2016. Leasing revenues at all other sectors increased by a total of $2.3 million between the periods.

Cost of Sales.    Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $9.9 million from $28.0 million during QE FY 2016 to $18.1 million during QE FY 2017, and our gross profit percentage from these non-manufacturing sales improved to 29% in QE FY 2017 from 24% in QE FY 2016, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $2.1 million in QE FY 2017, as compared to $3.5 million in QE FY 2016, resulting in reducing our gross margin loss from $1.0 million in QE FY 2016 to $0.5 million in QE FY 2017. The loss incurred during both periods was due primarily to the lack of production and sales volume from our portable liquid containment tanks and other steel-based products, primarily chassis. We remain focused on making our chassis and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business.

Direct Costs of Leasing Operations and Selling and General Expenses.    Direct costs of leasing operations and selling and general expenses increased by $1.3 million, from $33.8 million during QE FY 2016 to $35.1 million during QE FY 2017. As a percentage of revenues, these costs increased to 49% during QE FY 2017 from 41% in QE FY 2016 due to operating expenses in our North American operations not proportionately decreasing with lower revenues, primarily as a result of the adverse effect of lower lease and utilization rates between the periods from the continuing soft oil and gas market, and the beneficial effect on the percentage of the higher revenues in QE FY 2016 from the low-margin sales in the Asia-Pacific area discussed above.

Depreciation and Amortization.    Depreciation and amortization increased by $0.7 million to $9.9 million in QE FY 2017 from $9.2 million in QE FY 2016, primarily as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense.    Interest expense was $5.0 million in both QE FY 2017 and QE FY 2016. In the Asia-Pacific area, reduced interest expense of approximately $0.2 million was due to the weighted-average interest rate of 4.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2017 being lower than the 5.6% in QE FY 2016, as well as average borrowings being comparatively lower between the periods. However, this was partially offset by the stronger Australian dollar between the periods. In North America, the higher interest expense of approximately $0.2 million was due to the weighted-average interest rate of 5.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2017 being higher than the 4.8% in QE FY 2016, as well as the average borrowings being comparatively higher between the periods.

Foreign Currency Exchange and Other.    The currency exchange rate of one Australian dollar to one U.S. dollar was $0.6978 at September 30, 2015, $0.7300 at December 31, 2015, $0.76358 at September 30, 2016 and $0.72068 at December 31, 2016. In QE FY 2016 and QE FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $286,000 and $25,000, and $(392,000) and $134,000, respectively. In addition, in QE FY 2016 and QE FY 2017, unrealized exchange gains (losses) on forward exchange contracts totaled $(1,085,000) and $354,000, respectively.

Income Taxes.    Our effective income tax rate was 40.0% in QE FY 2017 and QE FY 2016. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends.    In both QE FY 2017 and QE FY 2016, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Stock”).

Noncontrolling Interests.    Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.1 million and $0.9 million in QE FY 2017 and QE FY 2016, respectively, a slight increase of $0.2 million.    This was primarily due to increased net income at Royal Wolf, which included the translation effect of a stronger Australian dollar to the U.S. dollar in QE FY 2017 versus QE FY 2016.

Net Income (Loss) Attributable to Common Stockholders.    Net loss attributable to common stockholders was $0.6 million in QE FY 2017 versus net income of $0.1 million in QE FY 2016, a decrease of $0.7 million, primarily as a result of lower operating profit in North America.

Six Months Ended December 31, 2016 (“FY 2017”) Compared to Six Months Ended December 31, 2015 (“FY 2016”)

The following compares our FY 2017 results of operations with our FY 2016 results of operations.

Revenues.    Revenues decreased $12.0 million, or 8%, to $135.1 million in FY 2017 from $147.1 million in FY 2016. This consisted of a $2.4 million decrease, or 3%, in revenues in our North American leasing operations, a decrease of $7.8 million, or 13%, in revenues in the Asia-Pacific area and a decrease of $1.8 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2017 versus FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2017 was $0.7538 U.S. dollar compared to $0.7233 U.S. dollar during FY 2016. In Australian dollars, total revenues in the Asia-Pacific area decreased by 16% in FY 2017 from FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by approximately $3.3 million in FY 2017 from FY 2016, primarily in the commercial, industrial, construction and government sectors, which increased by an aggregate $10.4 million; and was partially offset by reductions in the services, oil and gas and retail sectors totaling $7.8 million. At Lone Star, revenues declined by $5.7 million, or 42%, from $13.7 million in FY 2016 to $8.0 million in FY 2016. The revenue decrease in the Asia-Pacific area occurred primarily in the transportation, construction, consumer and mining sectors, which decreased between the periods by $8.6 million, and was partially offset by an increase of $0.8 million in the oil and gas sector. FY 2017 revenues were impacted by an approximate 4% favorable foreign exchange translation effect when compared to FY 2017.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues, respectively, in FY 2017, compared to 40% and 60% of total non-manufacturing revenues, respectively in FY 2016.

Sales during FY 2017 amounted to $48.5 million, compared to approximately $61.7 million during FY 2016; representing a decrease of $13.2 million, or 21%. This consisted of a $10.5 million decrease, or 31%, in sales in the Asia-Pacific area, a decrease of $0.9 million, or 4%, in our North American leasing operations and a decrease in manufacturing sales of $1.8 million, or 39%, at Southern Frac. The decrease in the Asia-Pacific area was comprised of a decrease of $2.1 million ($2.0 million decrease due to lower unit sales, $0.9 million decrease due to lower average prices and a $0.8 million increase due to foreign exchange movements) in the CSC operations and a decrease of $8.4 million ($7.5 million decrease due to lower unit sales, $1.0 million decrease due to lower average prices and a $0.1 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in transportation, oil and gas and construction sectors, which decreased between the periods by $10.3 million. FY 2016 included three low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $8.0 million (approximately AUS$11.0 million), which were not repeated in FY 2017.    In our North American leasing operations, the sales decrease in FY 2017 from FY 2016 was primarily in the services and construction sectors, which totaled $5.3 million; offset somewhat by net increases in most of the other sectors, primarily in commercial and industrial, which increased by a total of $4.0 million. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas. Sales at Southern Frac in both periods were primarily from chassis and other steel-based product lines.

Leasing revenues totaled $86.6 million in FY 2017, an increase of $1.2 million, or 1%, from $85.4 million in FY 2016. This consisted of an increase of $2.7 million, or 10%, in the Asia-Pacific area, and a decrease of $1.5 million, or 3%, in North America. In Australian dollars, leasing revenues increased by 5% in the Asia-Pacific area in FY 2017 from FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 83% and 67%, respectively, during FY 2017, as compared to 84% and 67%, respectively, in FY 2016. The overall average utilization was 80% during both periods; and the average monthly lease rate of containers was AUS$159 in FY 2017 versus AUS$164 in FY 2016, caused primarily by a lower average lease rate in portable container buildings between the periods. Leasing revenues in FY 2017 increased from FY 2016 despite the relatively flat average monthly number of units on lease and the lower composite monthly lease rate between the periods, primarily because of a favorable mix related to portable building containers. Leasing revenues increased in most sectors, but primarily in oil and gas, construction and special events sectors, which totaled $3.4 million between the periods; offset somewhat by a decrease of $1.5 million in the mining sector.

In our North American leasing operations, average utilization rates were 76%, 78%, 42%, 77% and 81% and average monthly lease rates were $125, $320, $480, $287 and $779 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2017; as compared to 78%, 80%, 49%, 76% and 81% and average monthly lease rates were $122, $318, $773, $276 and $781 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2016, respectively. The average composite utilization rate decreased to 72% in FY 2017 from 73% in FY 2016; however, the composite average monthly number of units on lease was over 2,900 higher in FY 2017 as compared to FY 2016. The decrease in leasing revenues between the periods was primarily due to the oil and gas sector, which was $7.0 million less in FY 2017 versus FY 2016. Leasing revenues at all other sectors increased by a total of $5.5 million between the periods.

Cost of Sales.    Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $10.6 million from $42.6 million during FY 2016 to $32.0 million during FY 2017, and our gross profit percentage from these non-manufacturing sales improved to 30% in FY 2017 from 25% in FY 2016, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $3.5 million in FY 2017, as compared to $6.3 million in FY 2016, resulting in reducing our gross margin loss from $1.7 million in FY 2016 to $0.7 million in FY 2017. The loss incurred during both periods was due primarily to the lack of production and sales volume from our portable liquid containment tanks and other steel-based products, primarily chassis. We remain focused on making our chassis and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business.

Direct Costs of Leasing Operations and Selling and General Expenses.  Direct costs of leasing operations and selling and general expenses increased by $2.4 million from $67.1 million during FY 2016 to $69.5 million during FY 2017. As a percentage of revenues, these costs increased to 51% during FY 2017 from 46% in FY 2016 due to operating expenses in our North American operations not proportionately decreasing with lower revenues, primarily as a result of the adverse effect of lower lease and utilization rates between the periods from the continuing soft oil and gas market, and the beneficial effect on the percentage of the higher revenues in FY 2016 from the low-margin sales in the Asia-Pacific area discussed above.

Depreciation and Amortization.    Depreciation and amortization increased by $1.1 million to $19.4 million in FY 2017 from $18.3 million in FY 2016, primarily as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense.    Interest expense of $9.8 million in FY 2017 was $0.2 million lower than the $10.0 million in FY 2016. In the Asia-Pacific area, reduced interest expense of approximately $0.4 million was due to the weighted-average interest rate of 4.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2017 being lower than the 5.5% in FY 2016, as well as average borrowings being comparatively lower between the periods. However, this was partially offset by the stronger Australian dollar between the periods. In North America, the higher interest expense of approximately $0.2 million was due to the weighted-average interest rate of 5.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2017 being higher than the 4.9% in FY 2016, as well as the average borrowings being comparatively higher between the periods.

Foreign Currency Exchange and Other.    The currency exchange rate of one Australian dollar to one U.S. dollar was $0.7658 at June 30, 2015, $0.7300 at December 31, 2015, $0.74425 at June 30, 2016 and $0.72068 at December 31, 2016. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(368,000) and $30,000, and $(545,000) and $117,000, respectively. In addition, in FY 2016 and FY 2017, unrealized exchange gains (losses) on forward exchange contracts totaled $(323,000) and $45,000, respectively.

Income Taxes.    Our effective income tax rate was 40.0% in FY 2017 and FY 2016. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends.    In both FY 2017 and FY 2016, we paid $1.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests.    Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.6 million and $1.4 million in FY 2017 and FY 2016, respectively, a slight increase of $0.2 million. This was primarily due increased net income at Royal Wolf, which included the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2017 versus FY 2016.

Net Loss Attributable to Common Stockholders.    Net loss attributable to common stockholders was $2.8 million in FY 2017 and $1.9 million in FY 2016, an increased loss of $0.9 million, primarily as a result of lower operating profit in North America.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2015	2016	2015	2016

Net income	$1,880	$1,370	$1,345	$626
Add (deduct) —
Provision for income taxes	1,252	913	896	417
Foreign currency exchange loss (gain) and other	611	(189)	503	(94)
Interest expense	4,965	5,016	9,980	9,847
Interest income	(20)	(13)	(37)	(36)
Depreciation and amortization	9,436	10,086	18,722	19,787
Share-based compensation expense	727	596	1,353	191

Adjusted EBITDA	$18,851	$17,779	$32,762	$30,738

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

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $108,102,000 (AUS$150,000,000) secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth

Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $64,861,000 (AUS$90,000,000) and CBA’s proportionate share is $43,241,000 (AUS$60,000,000). The ANZ/CBA Credit Facility has $72,068,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $36,034,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

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

The Wells Fargo Credit Facility includes a $20,000,000 real estate sub-facility to allow the borrowers (including GFNRC) to acquire real estate as collateral. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $20,000,000 to a maximum of $252,000,000. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the lesser of $3,125,000 for the term loan with Credit Suisse or the actual annual interest to be paid; and (c) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time we have prepaid $15,000,000 of the initial borrowings, and $9,932,000 remained outstanding at December 31, 2016, net of unamortized debt issuance costs of $68,000. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

Senior Notes

At December 31, 2016, we have outstanding publicly-traded senior notes (“Senior Notes”) in an aggregate principal amount of $72,000,000 ($70,104,000, net of unamortized debt issuance costs of $1,896,000). The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between us and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between us and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

As of December 31, 2016, our required principal and other obligations payments for the twelve months ending December 31, 2017 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,

	2017	2018	2019	2020

ANZ/CBA Credit Facility	$—	$—	$14,281	$—
Wells Fargo Credit Facility	188,037	—	—	—
Credit Suisse Term Loan	9,932	—	—	—
Senior Notes	—	—	—	—
Other	5,123	1,772	1,548	209

	$203,092	$1,772	$15,829	$209

We have commenced the process of refinancing or extending our North America Senior Credit Facility due September 2017. While we believe that we have strong relationships with our senior lenders and that such refinancing or extension will be consummated prior to due date, there is no assurance that such consummation will be made under comparable or favorable terms. Reference is made to Notes 5 and 12 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

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

Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of recent developments.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,

	2015	2016

Net cash provided by (used in) operating activities	$25,437	$10,911

Net cash used in investing activities	$(24,805)	$(21,993)

Net cash provided by financing activities	$1,995	$8,486

Cash Flow for FY 2017 Compared to FY 2016

Operating activities.  Our operations provided cash of $10.9 million during FY 2017 versus providing $25.4 million during FY 2016, a decrease of $14.5 million. While net income of $0.6 million in FY 2017 was only $0.7 million less from the $1.3 million in FY 2016, our management of operating assets and liabilities in FY 2017, when compared to FY 2016, reduced cash by $16.1 million. The primary reason for this was the increase in trade and other receivables and the timing on the satisfaction of trade payables, accrued liabilities and unearned revenues during FY 2017 that, when compared to FY 2016, reduced cash by $21.2 million between the periods. In FY 2017 these operating accounts reduced cash by $11.3 million, whereas in FY 2016 they increased cash by $9.9 million. While historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course, having a more than usual impact this time was our days sales outstanding (“DSO”) in trade receivables, which increased to 56 days and 54 days in the Asia-Pacific area and in our North American leasing operations at December 31, 2016, as compared to 39 days and 46 days at December 31, 2015, respectively, due primarily to slow payment by a large regulated industry customer, coupled by expedited payments on a large modular project in FY 2016 (there were no such large modular projects FY 2017) in North America, and, in the Asia-Pacific area, a greater proportion of revenues delivered during December in FY 2017 versus FY 2016 and the recent Navision systems update. However, we do expect this situation to improve throughout the remainder of the fiscal year as a result of, among other things, improved collection efforts and system improvements. Non-cash adjustments relating to depreciation, amortization (including amortization of deferred financing costs) and accretion of interest increased cash between the periods by $0.8 million to $20.6 million in FY 2017 from $19.8 million in FY 2016. In both FY 2017 and FY 2016, operating cash flows were reduced from gains on the sales of lease fleet by $0.4 million and $3.3 million, respectively, which resulted in an increase to cash of $2.9 million between the periods. Additionally, operating cash flows were enhanced by non-cash share-based compensation of $0.2 million in FY 2017 and $1.4 million in FY 2016, for a decrease of $1.2 million in cash between the periods. During the first quarter of FY 2017, a benefit of $0.7 million was recorded at Royal Wolf; primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Investing Activities.  Net cash used in investing activities was $22.0 million during FY 2017, as compared to $24.8 million used during FY 2016, resulting in an increase to cash of $2.8 million. Purchases of property, plant and equipment (or rolling stock) were $1.7 million in FY 2017 and $2.5 million in FY 2016, a decrease of $0.8 million. In FY 2017, proceeds from sales of property, plant and equipment were only $0.2 million, as compared to $10.6 million in FY 2016, when all of our owned real properties in the Asia-Pacific area were sold for $10.3 million, for a decrease in cash of $10.4 million between the periods.    Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $15.1 million in FY 2017 as compared to $17.3 million in FY 2016, a decrease of $2.2 million. In FY 2017, net capital expenditures of lease fleet were approximately $7.1 million in North America, as compared to $11.8 million in FY 2016, a decrease of $4.7 million; and net capital expenditures of lease fleet in the Pan Pacific totaled $8.0 million in FY 2017, versus $5.5 million in FY 2016, an increase of $2.5 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2017, we made three business acquisitions (two in North America and one in the Asia-Pacific area) for cash of $5.0 million; as compared to four business acquisitions (two in each of North America and the Asia-Pacific area) during FY 2016 for cash totaling $15.5 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Financing Activities.  Net cash provided by financing activities was $8.5 million during FY 2017, as compared to net cash provided of $2.0 million during FY 2016, an increase of $6.5 million. In FY 2017 and FY 2016, cash provided from financing activities included net borrowings of $11.8 million and $6.3 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions and, in FY 2017, for the management of operating assets and liabilities. Cash of $1.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2017 and FY 2016, Royal Wolf paid capital stock dividends of $0.9 million and $1.7 million, respectively, to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). Additionally, during FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac.

Asset Management

Receivables and inventories were $46.7 million and $31.5 million at December 31, 2016 and $38.1 million and $34.6 million at June 30, 2016, respectively.  At December 31, 2016, DSO in trade receivables were 56 days and 54 days in the Asia-Pacific area and in our North American leasing operations, as compared to 36 days and 49 days at June 30, 2016, respectively. The higher DSO in our North American leasing operations was primarily due to the longer payment lag by our oil and gas customers. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $420.3 million at December 31, 2016, as compared to $419.3 million at June 30, 2016. At December 31, 2016, we had 81,573 units (22,935 units in retail operations in Australia, 9,643 units in national account group operations in Australia, 10,270 units in New Zealand, which are considered retail; and 38,725 units in North America) in our lease fleet, as compared to 78,605 units (22,194 units in retail operations in Australia, 9,688 units in national account group operations in Australia, 9,745 units in New Zealand, which are considered retail; and 36,978 units in North America) at June 30, 2016. At those dates, 65,683 units (19,484 units in retail operations in Australia, 8,061 units in national account group operations in Australia, 8,892 units in New Zealand, which are considered retail; and 29,246 units in North America); and 57,265 units (17,829 units in retail operations in Australia, 5,816 units in national account group operations in Australia, 8,218 units in New Zealand, which are considered retail; and 25,402 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,836 storage and freight containers and 7,012 portable building containers at December 31, 2016; and 35,060 storage and freight containers and 6,567 portable building containers at June 30, 2016. At those dates, units on lease were comprised of 31,204 storage and freight containers and 5,233 portable building containers; and 27,259 storage and freight containers and 4,604 portable building containers, respectively.

In North America, the lease fleet was comprised of 25,583 storage containers, 3,381 office containers (GLOs), 4,053 portable liquid storage tank containers, 4,560 mobile offices and 1,148 modular units at December 31, 2016; and 24,084 storage containers, 3,106 office containers (GLOs), 4,056 portable liquid storage tank containers, 4,590 mobile offices and 1,142 modular units at June 30, 2016. At those dates, units on lease were comprised of 20,367 storage containers, 2,543 office containers, 1,940 portable liquid storage tank containers, 3,468 mobile offices and 928 modular units; 17,081 storage containers, 2,394 office containers, 1,501 portable liquid storage tank containers, 3,518 mobile offices and 908 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 6, 2017	GENERAL FINANCE CORPORATION

By: /s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

By: /s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Second Variation Deed dated December 15, 2016 (in Australia) among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Kookaburra Containers Pty Ltd. Royalwolf Trading New Zealand Limited, Royalwolf NZ Acquisition Co. Limited, Australia and New Zealand Banking Group Limited and ANZ Bank New Zealand Limited (incorporated by reference to Registrant’s Form 8-K filed December 19, 2016)

10.2	Second Variation Deed dated December 15, 2016 (in Australia) among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Kookaburra Containers Pty Ltd. Royalwolf Trading New Zealand Limited, Royalwolf NZ Acquisition Co. Limited and Commonwealth Bank of Australia (incorporated by reference to Registrant’s Form 8-K filed December 19, 2016)

10.3	Common Terms Deed Poll (incorporated by reference to Registrant’s Form 8-K filed December 19, 2016)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.