Form 10-Q
period 2017-03-31
General Finance CORP
filed 2017-05-10
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,440,688 shares outstanding as of May 4, 2017.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2016	March 31, 2017
Assets
Cash and cash equivalents	$9,342	$8,222
Trade and other receivables, net of allowance for doubtful accounts of $8,876 and $6,217 at June 30, 2016 and March 31, 2017, respectively	38,067	41,760
Inventories	34,609	30,759
Prepaid expenses and other	9,366	10,452
Property, plant and equipment, net	26,951	24,231
Lease fleet, net	419,345	426,240
Goodwill	102,546	104,979
Other intangible assets, net	33,348	30,617

Total assets	$673,574	$677,260

Liabilities
Trade payables and accrued liabilities	$43,476	$35,706
Income taxes payable	175	—
Unearned revenue and advance payments	14,085	14,904
Senior and other debt, net	352,220	365,356
Deferred tax liabilities	39,006	38,260

Total liabilities	448,962	454,226

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 and $40,702 at June 30, 2016 and March 31, 2017, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,218,772 and 26,440,688 shares issued and outstanding at June 30, 2016 and March 31, 2017, respectively	3	3

Additional paid-in capital	122,568	120,795

Accumulated other comprehensive loss	(14,129)	(12,895)
Accumulated deficit	(10,010)	(12,099)

Total General Finance Corporation stockholders’ equity	138,532	135,904
Equity of noncontrolling interests	86,080	87,130

Total equity	224,612	223,034

Total liabilities and equity	$673,574	$677,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Revenues
Sales:
Lease inventories and fleet	$23,381	$23,557	$80,408	$69,316
Manufactured units	1,230	1,032	5,852	3,789

	24,611	24,589	86,260	73,105
Leasing	41,858	43,875	127,262	130,484

	66,469	68,464	213,522	203,589

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	17,136	17,017	59,720	48,989
Manufactured units	1,869	1,389	8,202	4,916
Direct costs of leasing operations	17,490	19,303	51,687	55,821
Selling and general expenses	16,757	17,299	49,695	50,256
Impairment of goodwill	2,681	—	2,681	—
Depreciation and amortization	9,583	9,846	27,897	29,237

Operating income	953	3,610	13,640	14,370

Interest income	35	18	72	54
Interest expense	(4,838)	(5,249)	(14,818)	(15,096)
Foreign currency exchange gain (loss) and other	59	(164)	(444)	(70)

	(4,744)	(5,395)	(15,190)	(15,112)

Loss before benefit for income taxes	(3,791)	(1,785)	(1,550)	(742)
Benefit for income taxes	(1,516)	(714)	(620)	(297)

Net loss	(2,275)	(1,071)	(930)	(445)
Preferred stock dividends	(922)	(922)	(2,766)	(2,766)
Noncontrolling interests	(85)	(86)	(1,509)	(1,644)

Net loss attributable to common stockholders	$(3,282)	$(2,079)	$(5,205)	$(4,855)

Net loss per common share:
Basic	$(0.13)	$(0.08)	$(0.20)	$(0.18)
Diluted	(0.13)	(0.08)	(0.20)	(0.18)

Weighted average shares outstanding:
Basic	26,074,556	26,404,450	26,037,382	26,307,066
Diluted	26,074,556	26,404,450	26,037,382	26,307,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Net loss	$(2,275)	$(1,071)	$(930)	$(445)
Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income tax effect of $82 and $321 in the quarter and nine months ended March 31, 2016 and $67and $60 in the quarter and nine months ended March 31, 2017, respectively	222	174	340	452
Cumulative translation adjustment	5,315	5,808	(142)	2,164

	3,262	4,911	(732)	2,171
Allocated to noncontrolling interests	(2,715)	(3,037)	(1,810)	(3,026)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$547	$1,874	$(2,542)	$(855)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$40,100	$3	$122,568	$(14,129)	$(10,010)	$138,532	$86,080	$224,612
Share-based compensation	—	—	939	—	—	939	(97)	842
Preferred stock dividends	—	—	(2,766)	—	—	(2,766)	—	(2,766)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,879)	(1,879)
Issuance of 21,500 shares of common stock on exercises of stock options	—	—	54	—	—	54	—	54
Grant of 22,112 shares of common stock	—	—	—	—	—	—	—	—
Grant of 178,304 shares of restricted stock	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,089)	(2,089)	1,644	(445)
Fair value change in derivative, net of related tax effect	—	—	—	231	—	231	221	452
Cumulative translation adjustment	—	—	—	1,003	—	1,003	1,161	2,164

Total comprehensive loss	—	—	—	—	—	(855)	3,026	2,171

Balance at March31, 2017	$40,100	$3	$120,795	$(12,895)	$(12,099)	$135,904	$87,130	$223,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2016	2017
Net cash provided by operating activities (Note 10)	$35,192	$20,100

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,903)	(4,993)
Proceeds from sales of property, plant and equipment	10,540	191
Purchases of property, plant and equipment	(3,272)	(2,644)
Proceeds from sales of lease fleet	21,125	16,321
Purchases of lease fleet	(40,674)	(34,892)
Other intangible assets	(264)	(449)

Net cash used in investing activities	(28,448)	(26,466)

Cash flows from financing activities:
Repayments of equipment financing activities	(525)	(382)
Proceeds from senior and other debt borrowings, net	3,325	11,339
Deferred financing costs	(158)	(2,291)
Proceeds from issuances of common stock	—	54
Dividends and distributions by subsidiaries	(1,949)	(939)
Preferred stock dividends	(2,766)	(2,766)

Net cash provided by (used in) financing activities	(2,073)	5,015

Net increase (decrease) in cash	4,671	(1,351)

Cash and equivalents at beginning of period	3,716	9,342
The effect of foreign currency translation on cash	(1,341)	231

Cash and equivalents at end of period	$7,046	$8,222

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $1,839 and $376 as part of the consideration for business acquisitions during the nine months ended March 31, 2016 and 2017, respectively (see Note 4).

On February 8, 2016 and February 7, 2017, the Board of Directors of Royal Wolf declared a dividend of AUS$0.03 and AUS$0.025 per RWH share payable on April 4, 2016 and April 4, 2017 to shareholders of record on March 16, 2016 and March 16, 2017, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $1,132 (AUS$1,476) and $940 (AUS$1,230), as a charge directly to the equity of noncontrolling interests at March 31, 2016 and 2017, respectively (see Note 3).

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

The Company does business in three distinct, but related industries, mobile storage, modular space and liquid containment (which are collectively referred to as the “portable services industry”), in two geographic areas; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices) and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our North American leasing operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products).

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

Unless otherwise indicated, references to “FY 2016” and “FY 2017” are to the nine months ended March 31, 2016 and 2017, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,
	2016	2017
Finished goods	$29,790	$25,536
Work in progress	2,298	2,797
Raw materials	2,521	2,426

	$34,609	$30,759

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,
		2016	2017
Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,887	4,890
Transportation and plant equipment (including capital lease assets)	3 — 20 years	38,424	39,401
Furniture, fixtures and office equipment	3 — 10 years	9,531	10,500

		55,010	56,959
Less accumulated depreciation and amortization		(28,059)	(32,728)

		$26,951	$24,231

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2016 and March 31, 2017, the gross costs of the lease fleet were $503,817,000 and $527,714,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2016			March 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade name	$5,486	$(302)	$5,184	$5,484	$(453)	$5,031
Customer base and lists	50,669	(30,064)	20,605	47,333	(29,659)	17,674
Non-compete agreements	14,169	(9,810)	4,359	9,595	(6,184)	3,411
Deferred financing costs	3,589	(2,381)	1,208	4,685	(2,069)	2,616
Other	3,447	(1,455)	1,992	3,913	(2,028)	1,885

	$77,360	$(44,012)	$33,348	$71,010	$(40,393)	$30,617

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Basic	26,074,556	26,404,450	26,018,997	26,307,066
Assumed exercise of stock options	—	—	—	—

Diluted	26,074,556	26,404,450	26,018,997	26,307,066

Potential common stock equivalents totaling 1,727,213 and 1,734,952 for both the quarter ended March 31, 2016 and FY 2016 and the quarter ended March 31, 2017 and FY 2017, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance (or deferred financing) costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15 which added SEC guidance that stated in the absence of authoritative guidance within ASU 2015-03 of debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these updates in FY 2017 and, as a result, unamortized debt issuance costs totaling $2,239,000 and $1,827,000 as of June 30, 2016 and March 31, 2017, respectively, have been deducted from the carrying amounts of the Credit Suisse Term Loan and Senior Notes (see Note 5) in the accompanying consolidated balance sheets. Unamortized deferred financing costs related to the Asia-Pacific and North American senior credit facilities are included in the caption “Other intangible assets, net” in the accompanying consolidated balance sheets.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 842): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. This ASU will take effect for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe the requirements of ASU No. 2017-01 will have a material effect to its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU will take effect for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and early adoption is permitted for interim or annual goodwill impairment tests performed on dates on or after January 1, 2017. The Company intends to adopt ASU No. 2017-04 for its next annual impairment tests, but does not believe the requirements of this ASU will have a material effect to its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2016 and March 31, 2017, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2016 and March 31, 2017, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000 and $40,600,000, respectively. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of March 31, 2017, since issuance, dividends paid or payable totaled $83,000 for the Series B Preferred Stock and dividends paid totaled $13,550,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 12, 2015, the Board of Directors of Royal Wolf declared a dividend of AUS$0.05 per RWH share payable on October 2, 2015 to shareholders of record on September 17, 2015; and on February 8, 2016, the Board of Directors of Royal Wolf declared a dividend of AUS$0.03 per RWH share payable on April 4, 2016 to shareholders of record on March 16, 2016.

On August 10, 2016, the Board of Directors of Royal Wolf declared a dividend of AUS$0.025 per RWH share payable on October 4, 2016 to shareholders of record on September 16, 2016 and on February 7, 2017, the Board of Directors of Royal Wolf declared a dividend of AUS$0.025 per RWH share payable on April 4, 2017 to shareholders of record on March 16, 2017.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation for the acquisition in FY 2017 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	GCC July 22, 2016	CSS July 27, 2016	All Direct December 1, 2016	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$5	$57	$—	$62
Inventories	66	211	—	277
Property, plant and equipment	23	44	44	111
Lease fleet	352	615	1,646	2,613
Accounts payables and accrued liabilities	—	(7)	(45)	(52)
Unearned revenue and advance payments	(21)	(36)	—	(57)
Deferred income taxes	—	(241)	(201)	(442)

Total net tangible assets acquired and liabilities assumed	425	643	1,444	2,512

Fair value of intangible assets acquired:
Non-compete agreement	21	29	350	400
Customer lists/relationships	138	312	334	784
Goodwill	78	683	912	1,673

Total intangible assets acquired	237	1,024	1,596	2,857

Total purchase consideration	$662	$1,667	$3,040	$5,369

The FY 2017 operating results of all acquisitions prior to and since their respective dates of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the GCC, CSS and All Direct acquisitions are not deductible for U.S. income tax purposes.

The Company incurred approximately $28,000 and $137,000 and $1,000 and $38,000 during the quarter ended March 31, 2016 and FY 2016 and during the quarter ended March 31, 2017 and FY 2017, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $114,672,000 (AUS$150,000,000) secured senior credit facility, as last amended in December 2016, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $68,803,000 (AUS$90,000,000) and CBA’s proportionate share is $45,869,000 (AUS$60,000,000). The ANZ/CBA Credit Facility is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries and has $76,448,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $38,224,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

For the ANZ proportionate share, borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.40% - 2.40% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a margin of 1.75% - 2.65% per annum on Facility A and 1.45% - 2.35% on Facility B. At March 31, 2017, the 30-day and 90-day BBSY and BKBM were 1.675% and 1.845% and 1.93667% and 2.050%, respectively. The ANZ/CBA Credit Facility also include $2,293,000 (AUS$3,000,000) sub-facilities to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.25 times EBITDA, as defined.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2017, total borrowings and availability under the ANZ/CBA Credit Facility totaled $87,126,000 (AUS$113,968,000) and $11,738,000 (AUS$15,354,000), respectively. Of the total borrowings, $54,033,000 (AUS$70,680,000) is drawn under Facility A and $33,093,000 (AUS$43,288,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.76448 U.S. dollar at March 31, 2017.

North America Senior Credit Facility

The North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $230,000,000 senior secured revolving credit facility, as last amended in March 2017, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, KeyBank, National Association and Bank Hapoalim B.M. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $7,000,000 to a maximum of $237,000,000. In conjunction with the closing of the Wells Fargo Facility, the Company entered into a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First In Last Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000, and inclusive in the $230,000,000 total amount. The FILO Term Loan has the same maturity date and commences principal amortization after 18 months from the anniversary date of March 27, 2017 at $500,000 per quarter. The FILO Term Loan has a prepayment fee of 3.00% of the prepaid amount if prepaid prior to the first anniversary, 2.00% of the prepaid amount if prepaid prior to the second anniversary and 1.00% of the prepaid amount if prepaid prior to the third anniversary.

The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of the Company’s North American leasing and manufacturing operations. The FILO Term Loan also contains a first priority lien on the same collateral, but on a “last out basis,” after all of the outstanding obligations to the primary lenders in the Wells Fargo Credit Facility have been satisfied. The Wells Fargo Credit Facility effectively not only finances the North American operations, but also the funding requirements for the Series C Preferred Stock (see Note 3), the term loan with Credit Suisse (see below) and the publicly-traded unsecured senior notes. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the actual annual interest to be paid for the term loan with Credit Suisse; and (c) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan within the Wells Fargo Credit Facility bears interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At March 31, 2017, borrowings and availability under the Wells Fargo Credit Facility totaled $189,743,000 and $26,885,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of March 31, 2017, $9,966,000 remained outstanding, net of unamortized debt issuance costs of $34,000.

Senior Notes

At March 31, 2017, the Company has outstanding publicly-traded senior notes (“Senior Notes”) in an aggregate principal amount of $72,000,000 ($70,207,000, net of unamortized debt issuance costs of $1,793,000). The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

Other

At March 31, 2017, other debt totaled $8,314,000.

The Company was in compliance with the financial covenants under all its credit facilities as of March 31, 2017.

The weighted-average interest rate in the Asia-Pacific area was 4.9% and 4.9% and 5.3% and 4.9% in the quarter ended March 31, 2016 and 2017 and in FY 2016 and FY 2017, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.9% and 5.2% and 4.9% and 5.0% in the quarter ended March 31, 2016 and 2017 and in FY 2016 and FY 2017, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

		Derivative - Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2016	March 31, 2017
Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$871	$245
Forward Exchange Contracts	Trade and other receivables	—	—
Forward Exchange Contracts	Trade payables and accrued liabilities	255	—

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2016	2017	2016	2017
Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	$(323)	$(156)	$(646)	$279

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2016 and March 31, 2017, there was one open interest rate swap contract that was designated as a cash flow hedge and matures in June 2017, as follows (dollars in thousands):

	June 30, 2016		March 31, 2017
	Swap	Option (Cap)	Swap	Option
Notional amounts	$37,213	$—	$38,224	$—
Fixed/Strike Rates	3.98%	—	3.98%	—
Floating Rates	1.90%	—	1.675%	—
Fair Value of Combined Contracts	$(871)	$—	$(245)	$—

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2016, there were 49 open forward exchange contracts that mature between July 2016 and November 2016; and as of March 31, 2017, there were 13 open forward exchange contracts that mature between April 2017 and August 2017, as follows (dollars in thousands):

	June 30, 2016		March 31, 2017
	Forward Exchange	Participating Forward	Forward Exchange	Participating Forward
Notional amounts	$8,617	$—	$2,213	$—
Exchange/Strike Rates (AUD to USD)	0.6460 – 0.7803	—	0.69304 – 0.76860	—
Fair Value of Combined Contracts	$(255)	$—	$—	$—

For the quarter ended March 31, 2016 and 2017, net unrealized and realized foreign exchange gains (losses) totaled $349,000 and 44,000, and $39,000 and $(33,000), respectively. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(19,000) and $74,000, and $(506,000) and $84,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2016 was determined to be approximately $336,901,000. The Company also determined that the fair value of its other debt of $8,818,000 at June 30, 2016, approximated or would not vary significantly from their carrying values. The Company believes that market conditions at March 31, 2017 have not changed significantly from June 30, 2016. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2017 would not vary significantly from the proportion determined at June 30, 2016.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s chief executive officer for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $27,000 and $83,000 during the quarter ended March 31, 2016 and FY 2016 and $28,000 and $84,000 during the quarter ended March 31, 2017 and FY 2017, respectively.

The premises of Pac-Van’s Las Vegas branch is owned by and was leased from the acting branch manager through December 31, 2016. Effective January 1, 2017, the use of the premises is rented from the acting branch manager on a month-to-month basis. Rental payments have totaled $30,000 and $89,000 during the quarter ended March 31, 2016 and FY 2016, and $33,000 and $92,000 during the quarter ended March 31, 2017and FY 2017, respectively.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At March 31, 2017, 628,194 shares remained available for grant.

On February 7, 2017 (the “February 2017 Grant”), the Company granted time-based options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $5.10 per share. The options under the February 2017 Grant vest over 36 months from the date of grant. The weighted-average fair value of the stock options in the February 2017 Grant was $3.35, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.13%, an expected life of 7.5 years, an expected volatility of 65.1% and no expected dividend.

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

At March 31, 2017, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2017follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2016	2,183,224	$5.30
Granted	225,000	5.10
Exercised	(21,500)	2.50
Forfeited or expired	(232,667)	7.33

Outstanding at March 31, 2017	2,154,057	$5.09	4.9

Vested and expected to vest at March 31, 2017	2,154,057	$5.09	4.9

Exercisable at March 31, 2017	1,613,023	$4.99	3.6

At March 31, 2017, outstanding time-based options and performance-based options totaled 1,398,347 and 755,710, respectively. Also at that date, the Company’s market price for its common stock was $5.10 per share, which was below the exercise prices of approximately 52% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $2,137,400. Share-based compensation of $7,093,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2017. At that date, there remains $1,404,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.9 years.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value
Nonvested at June 30, 2016	373,507	$4.20
Granted	178,304	4.61

Vested	(176,998)	4.29

Forfeited	—	—

Nonvested at March 31, 2017	374,813	$4.35

Share-based compensation of $1,969,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2017. At that date, there remains $1,324,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.67 years – 2.85 years for the non-vested equity shares.

On October 12, 2016, the Company granted a total of 22,112 equity shares to an officer of GFN at a value equal to the closing market price of the Company’s common stock as of that date, or $4.45 per share. The fair value of this equity share grant of $98,000 has been recognized in the consolidated statements of operations as share-based compensation, with a corresponding benefit to equity.

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

As of March 31, 2017, Royal Wolf has granted, net of forfeitures, 2,703,723 performance rights to key management personnel under the LTI Plan. Also, as of March 31, 2017, 642,582 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2016 and FY 2017, share-based compensation of $663,000 and $(208,000), respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding offset to equity.

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

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At March 31, 2017, reported liability totaled $183,000, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2016	2017
Cash flows from operating activities
Net loss	$(930)	$(445)
Adjustments to reconcile net income to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(110)	(137)
Gain on sales of lease fleet	(5,076)	(1,611)
Gain on bargain purchase of business	(72)	—
Unrealized foreign exchange loss	19	506
Unrealized loss (gain) on forward exchange contracts	646	(279)
Impairment of goodwill	2,681	—
Depreciation and amortization	28,509	29,831
Amortization of deferred financing costs and accretion of interest	1,535	1,407
Share-based compensation expense	2,122	842
Deferred income taxes	(1,844)	(1,627)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	8,579	(3,022)
Inventories	214	5,087
Prepaid expenses and other	(2,626)	(913)
Trade payables, accrued liabilities and unearned revenues	2,645	(8,824)
Income taxes	(1,100)	(715)

Net cash provided by operating activities	$35,192	$20,100

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

	Quarter Ended March 31, 2017
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$11,721	$—	$11,721	$1,677	$(645)	$12,753	$11,836	$24,589
Leasing	24,411	4,624	29,035	—	(50)	28,985	14,890	43,875

	$36,132	$4,624	$40,756	$1,677	$(695)	$41,738	$26,726	$68,464

Share-based compensation	$87	$11	$98	$4	$235	$337	$314	$651

Depreciation and amortization	$3,347	$2,411	$5,758	$198	$(180)	$5,776	$4,268	$10,044

Operating income	$4,165	$(1,086)	$3,079	$(496)	$(1,085)	$1,498	$2,112	$3,610

Interest income	$—	$—	$—	$—	$7	$7	$11	$18

Interest expense	$1,870	$349	$2,219	$99	$1,815	$4,133	$1,116	$5,249

	Nine Months Ended March 31, 2017
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$33,932	$—	$33,932	$5,261	$(1,472)	$37,721	$35,384	$73,105
Leasing	72,517	12,620	85,137	—	(146)	84,991	45,493	130,484

	$106,449	$12,620	$119,069	$5,261	$(1,618)	$122,712	$80,877	$203,589

Share-based compensation	$234	$31	$265	$48	$737	$1,050	$(208)	$842

Depreciation and amortization	$10,232	$7,258	$17,490	$594	$(547)	$17,537	$12,294	$29,831

Operating income	$14,412	$(3,763)	$10,649	$(1,847)	$(3,363)	$5,439	$8,931	$14,370

Interest income	$—	$—	$—	$—	$16	$16	$38	$54

Interest expense	$5,240	$924	$6,164	$274	$5,443	$11,881	$3,215	$15,096

Additions to long-lived assets	$19,327	$47	$19,374	$—	$(180)	$19,194	$18,342	$37,536

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At March 31 31, 2017
Long-lived assets	$243,605	$53,770	$297,375	$2,724	$(10,641)	$289,458	$161,013	$450,471

Goodwill	$55,849	$20,782	$76,631	$—	$—	$76,631	$28,348	$104,979

	At June 30, 2016
Long-lived assets	$239,459	$58,492	$297,951	$3,318	$(10,975)	$290,294	$156,002	$446,296

Goodwill	$55,122	$20,782	$75,904	$—	$—	$75,904	$26,642	$102,546

	Quarter Ended March 31, 2016
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$12,411	$—	$12,411	$1,652	$(422)	$13,641	$10,970	$24,611
Leasing	22,517	5,533	28,050	—	(33)	28,017	13,841	41,858

	$34,928	$5,533	$40,461	$1,652	$(455)	$41,658	$24,811	$66,469

Share-based compensation	$89	$10	$99	$27	$357	$483	$286	$769

Impairment of goodwill	$—	$—	$—	$2,681	$—	$2,681	$—	$2,681

Depreciation and amortization	$3,516	$2,611	$6,127	$263	$(187)	$6,203	$3,584	$9,787

Operating income	$3,823	$(630)	$3,193	$(3,663)	$(1,230)	$(1,700)	$2,653	$953

Interest income	$—	$—	$—	$—	$—	$—	$35	$35

Interest expense	$1,510	$375	$1,885	$90	$1,825	$3,800	$1,038	$4,838

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended March 31, 2016
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$35,430	$—	$35,430	$6,434	$(582)	$41,282	$44,978	$86,260
Leasing	66,403	19,212	85,615	—	(99)	85,516	41,746	127,262

	$101,833	$19,212	$121,045	$6,434	$(681)	$126,798	$86,724	$213,522

Share-based compensation	$288	$30	$318	$101	$1,040	$1,459	$663	$2,122

Impairment of goodwill	$—	$—	$—	$2,681	$—	$2,681	$—	$2,681

Depreciation and amortization	$9,866	$7,910	$17,776	$789	$(559)	$18,006	$10,503	$28,509

Operating income	$14,116	$(134)	$13,982	$(6,161)	$(3,655)	$4,166	$9,474	$13,640

Interest income	$—	$—	$—	$—	$1	$1	$71	$72

Interest expense	$4,250	$1,155	$5,405	$218	$5,667	$11,290	$3,528	$14,818

Additions to long-lived assets	$25,771	$245	$26,016	$182	$2	$26,200	$17,746	$43,946

Intersegment net revenues related to the sales of primarily portable liquid storage containers from Southern Frac to the North American leasing operations totaled and $422,000 and $582,000 during the quarter ended March 31, 2016 and FY 2016, and $645,000 and $1,472,000 during the quarter ended March 31, 2017 and FY 2017, respectively.

Note 12. Subsequent Events

On April 14, 2017, the Company announced that its Board of Directors declared a cash dividend of $2.225 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2017 through April 29, 2017, and is payable on May 1, 2017 to holders of record as of April 29, 2017.

On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. The Company used $4,303,376 of the net proceeds to reduce indebtedness at the Wells Fargo Credit Facility, pursuant to the requirement that at least 80% of the public offering proceeds be used for that purpose in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of March 31, 2017, our two geographic leasing operations lease and sell their products through twenty-two customer service centers (“CSCs”) in Australia, eleven CSCs in New Zealand, fifty-two branch locations in the United States and three branch locations in Canada. At that date, we had 511 and 257 employees and 42,842 and 38,529 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended March 31, 2017 (“QE FY 2017”) Compared to Quarter Ended March 31, 2016 (“QE FY 2016”)

The following compares our QE FY 2017 results of operations with our QE FY 2016 results of operations.

Revenues. Revenues increased $2.0 million, or 3.0%, to $68.5 million in QE FY 2017 from $66.5 million in QE FY 2016. This consisted of a $0.3 million increase, or approximately 1%, in revenues in our North American leasing operations, an increase of $1.9 million, or 8%, in revenues in the Asia-Pacific area and a decrease of $0.2 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in QE FY 2017 versus QE FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2017 was $0.7578 U.S. dollar compared to $0.7223 U.S. dollar during QE FY 2016. As a result, QE FY 2017 total revenues in the Asia-Pacific area were impacted by an approximately 5% favorable foreign exchange translation effect when compared to QE FY 2016. In Australian dollars, total revenues in the Asia-Pacific area increased by 3% in QE FY 2017 from QE FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $1.2 million, or 3%, in QE FY 2017 from QE FY 2016, primarily due to the commercial and industrial sectors, which increased by an aggregate $4.0 million; offset somewhat by decreases in most of the other sectors, but primarily construction, which decreased by $2.2 million between the periods. At Lone Star, revenues declined by $0.9 million, or 16%, from $5.5 million in QE FY 2016 to $4.6 million in QE FY 2017. The revenue increase in the Asia-Pacific area occurred in most sectors, but primarily in the transportation, construction, retail and agriculture sectors, which increased between the periods by $2.9 million; and was partially offset by an aggregate decrease of $2.0 million in the industrial, consumer and oil and gas sectors.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues, respectively, in QE FY 2017, compared to 36% and 64% of total non-manufacturing revenues, respectively in QE FY 2016.

Sales during QE FY 2017 amounted to $24.6 million, comparable to QE FY 2016. This consisted of a $0.8 million increase, or approximately 7%, in sales in the Asia-Pacific area, a decrease of $0.6 million, or approximately 5%, in our North American leasing operations and a decrease in manufacturing sales of $0.2 million, or approximately 16%, at Southern Frac. The increase in the Asia-Pacific area was comprised of an increase of $1.1 million ($0.8 million increase due to higher unit sales, $0.4 million increase due to foreign exchange movements and $0.1 million decrease due to lower average prices) in the CSC operations and a decrease of $0.3 million ($0.5 million decrease due to lower average prices, $0.1 million increase due to higher unit sales and a $0.1 million increase due to foreign exchange movements) in the national accounts group, and occurred in most sectors, but primarily in the transportation and construction sectors, which increased between the periods by $1.5 million; offset somewhat by decreases in the consumer and oil and gas sectors totaling $1.3 million. In Australian dollars, total sales in the Asia-Pacific area increased by 3% in QE FY 2017 from QE FY 2016. In our North American leasing operations, the sales decrease in QE FY 2017 from QE FY 2016 was primarily in the construction sector, which decreased by $2.4 million between the periods; offset somewhat by an increase in the commercial sector of $1.7 million. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas. Sales at Southern Frac in both periods were primarily from chassis and other steel-based product lines.

Leasing revenues totaled $43.9 million in QE FY 2017 and $41.9 million in QE FY 2016, an increase of $2.0 million, or 5%. This consisted of an increase of $1.1 million, or 8%, in the Asia-Pacific area and an increase of $0.9 million, or approximately 3%, in North America. In Australian dollars, leasing revenues increased by approximately 3% in the Asia-Pacific area in QE FY 2017 from QE FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 73%, respectively, during QE FY 2017, as compared to 83% and 75%, respectively, in QE FY 2016. The overall average utilization was 82% in QE FY 2017 and 81% in QE FY 2016; and the average monthly lease rate of containers was AUS$156 in both periods. In addition, the average monthly number of units on lease was over 700 higher in QE FY 2017 as compared to QE FY 2016. Leasing revenues increased in most sectors, but primarily in the construction, mining and transportation sectors, which increased in total by $1.2 million between the periods; offset somewhat by a decrease of $1.0 million in the industrial sector.

In our North American leasing operations, average utilization rates were 73%, 76%, 49%, 77% and 81% and average monthly lease rates were $117, $325, $541, $282 and $775 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2017; as compared 71%, 79%, 44%, 75% and 83% and average monthly lease rates were $116, $322, $592, $278 and $774 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2016, respectively. The average composite utilization rate increased to 73% in QE FY 2017 from 71% in QE FY 2016, and the composite average monthly number of units on lease was over 3,200 higher in QE FY 2017 as compared to QE FY 2016. The increase in leasing revenues between the periods was primarily due to the commercial, industrial and construction sectors, which increased by a total of $2.3 million less in QE FY 2017 versus QE FY 2016; partially offset by decreases in the oil and gas and retail sectors, which decreased by a total of $1.1 million. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $1.9 million, or 8%, in QE FY 2017 from QE FY 2016

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased slightly by $0.1 million from $17.1 million during QE FY 2016 to $17.0 million during QE FY 2017, and our gross profit percentage from these non-manufacturing sales improved slightly to 28% in QE FY 2017 from 27% in QE FY 2016. Cost of sales from our manufactured products totaled $1.4 million in QE FY 2017, as compared to $1.9 million in QE FY 2016, resulting in reducing our gross margin loss from $0.7 million in QE FY 2016 to $0.4 million in QE FY 2017. The loss incurred during both periods was due primarily to the lack of production and sales volume from our portable liquid containment tanks and other steel-based products, primarily chassis. We remain focused on making our chassis and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $2.4 million, from $34.2 million during QE FY 2016 to $36.6 million during QE FY 2017. As a percentage of revenues, these costs increased slightly to 53% during QE FY 2017 from approximately 52% in QE FY 2016 due primarily to operating expenses in our North American operations not proportionately increasing with revenues.

Impairment of Goodwill. In QE FY 2016, we recognized a non-cash impairment charge of $2.7 million to the goodwill recorded in our North American manufacturing operations as a result of the Southern Frac acquisition. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding goodwill.

Depreciation and Amortization. Depreciation and amortization increased slightly by approximately $0.2 million to $9.8 million in QE FY 2017 from $9.6 million in QE FY 2016, primarily as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense was $5.2 million in QE FY 2017, an increase of $0.4 million from $4.8 million in QE FY 2016. In North America, the higher interest expense of $0.3 million was due to the weighted-average interest rate of 5.2% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2017 being higher than the 4.9% in QE FY 2016, as well as the average borrowings being comparatively higher between the periods. In the Asia-Pacific area, the increased interest expense of $0.1 million was due primarily to the average borrowings being comparatively higher and the Australian dollar being comparatively stronger between the periods. The weighted-average interest rate of 4.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) was the same during both periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.7300 at December 31, 2015, $0.7670 at March 31, 2016, $0.72068 at December 31, 2016 and $0.76448 at March 31, 2017. In QE FY 2016 and QE FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $349,000 and $44,000, and $39,000 and $(33,000), respectively. In addition, in QE FY 2016 and QE FY 2017, unrealized exchange gains (losses) on forward exchange contracts totaled $(323,000) and $(156,000), respectively.

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

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $0.1 million both QE FY 2017 and QE FY 2016.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders was $2.1 million in QE FY 2017 versus $3.3 million in QE FY 2016, an improvement of $1.2 million, primarily as a result of higher operating profit in North America (QE FY 2016 included a pretax impairment charge of $2.7 million) and a stronger Australian dollar between the periods, offset somewhat be higher interest expense.

Nine Months Ended March 31, 2017 (“FY 2017”) Compared to Nine Months Ended March 31, 2016 (“FY 2016”)

The following compares our FY 2017 results of operations with our FY 2016 results of operations.

Revenues. Revenues decreased $9.9 million, or 5%, to $203.6 million in FY 2017 from $213.5 million in FY 2016. This consisted of a $2.0 million decrease, or 2%, in revenues in our North American leasing operations, a decrease of $5.8 million, or 7%, in revenues in the Asia-Pacific area and a decrease of $2.1 million in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2017 versus FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2017 was $0.7551 U.S. dollar compared to $0.7230 U.S. dollar during FY 2016. As a result, FY 2017 total revenues in the Asia-Pacific area were impacted by an approximately 4% favorable foreign exchange translation effect when compared to FY 2016. In Australian dollars, total revenues in the Asia-Pacific area decreased by 11% in FY 2017 from FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by approximately $4.6 million, or 5%, in FY 2017 from FY 2016, primarily in the commercial, industrial, government, mining and education sectors, which increased by an aggregate $14.3 million between the periods; and was partially offset by reductions in the oil and gas, services, construction and retail sectors totaling $10.1 million. At Lone Star, revenues declined by $6.6 million, or 34%, from $19.2 million in FY 2016 to $12.6 million in FY 2017. The revenue decrease in the Asia-Pacific area occurred primarily in the transportation and consumer sectors, which decreased between the periods by $6.8 million, and was partially offset by an increase of $1.0 million in the construction and oil and gas sectors. FY 2017 revenues were impacted by an approximate 4% favorable foreign exchange translation effect when compared to FY 2017.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues, respectively, in FY 2017, compared to 39% and 61% of total non-manufacturing revenues, respectively in FY 2016.

Sales during FY 2017 amounted to $73.1 million, compared to $86.3 million during FY 2016; representing a decrease of $13.2 million, or 15%. This consisted of a $9.6 million decrease, or 21%, in sales in the Asia-Pacific area, a decrease of $1.5 million, or 4%, in our North American leasing operations and a decrease in manufacturing sales of $2.1 million, or 36%, at Southern Frac. The decrease in the Asia-Pacific area was comprised of a decrease of $1.0 million ($1.2 million decrease due to lower unit sales, $1.1 million decrease due to lower average prices and a $1.3 million increase due to foreign exchange movements) in the CSC operations and a decrease of $8.6 million ($6.9 million decrease due to lower unit sales, $1.9 million decrease due to lower average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in transportation, construction, oil and gas, consumer and moving and storage sectors, which decreased between the periods by $11.0 million; offset somewhat by increases in the mining and industrial sector totaling $1.5 million. FY 2016 included three low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $8.0 million (approximately AUS$11.0 million), which were not repeated in FY 2017. In Australian dollars, total sales in the Asia-Pacific area decreased by 25% in FY 2017 from FY 2016. In our North American leasing operations, the sales decrease in FY 2017 from FY 2016 was primarily in the services, construction and oil and gas sectors, which decreased by a total of $8.5 million between the periods; offset somewhat by net increases in most of the other sectors, primarily in commercial, industrial, government and mining, which increased by a total of $7.0 million. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas. Sales at Southern Frac in both periods were primarily from chassis and other steel-based product lines.

Leasing revenues totaled $130.5 million in FY 2017, an increase of $3.3 million, or 3%, from $127.2 million in FY 2016. This consisted of an increase of $3.8 million, or 9%, in the Asia-Pacific area, and a decrease of $0.5 million, or 1%, in North America. In Australian dollars, leasing revenues increased by 4% in the Asia-Pacific area in FY 2017 from FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 69%, respectively, during FY 2017, as compared to 84% and 70%, respectively, in FY 2016. The overall average utilization was approximately 80% during both periods; and the average monthly lease rate of containers was AUS$158 in FY 2017 versus AUS$161 in FY 2016, caused primarily by a lower average lease rate in portable container buildings between the periods. Leasing revenues in FY 2017 increased from FY 2016 despite the lower composite monthly lease rate between the periods, primarily because of the composite average monthly number of units on lease was over 200 higher in FY 2017 as compared to FY 2016, a favorable unit mix and a stronger Australian dollar between the periods . Leasing revenues increased in most sectors, but primarily in oil and gas, construction, transportation and special events sectors, which increased by a total of $4.9 million between the periods; offset somewhat by a total decrease of $2.0 million in the mining and industrial sectors.

In our North American leasing operations, average utilization rates were 75%, 78%, 44%, 77% and 81% and average monthly lease rates were $123, $321, $505, $285 and $778 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2017; as compared to 75%, 80%, 46%, 76% and 82% and average monthly lease rates were $121, $319, $737, $276 and $780 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2016, respectively. The average composite utilization rate was 72% in both FY 2017 and FY 2016, and the composite average monthly number of units on lease was over 3,100 higher in FY 2017 as compared to FY 2016. The decrease in leasing revenues between the periods was primarily due to the retail and oil and gas sectors, which was $9.2 million less in FY 2017 versus FY 2016; substantially offset by increases in most of the other sectors, but primarily in the commercial, construction and industrial sectors, which increased by $7.8 million between the periods. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $6.1 million, or 9%, in FY 2017 from FY 2016.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $10.7 million from $59.7 million during FY 2016 to $49.0 million during FY 2017, and our gross profit percentage from these non-manufacturing sales improved to 29% in FY 2017 from 26% in FY 2016, primarily as a result of the low-margin sales in the Asia-Pacific area discussed above. Cost of sales from our manufactured products totaled $4.9 million in FY 2017, as compared to $8.2 million in FY 2016, resulting in reducing our gross margin loss from $2.3 million in FY 2016 to $1.1 million in FY 2017. The loss incurred during both periods was due primarily to the lack of production and sales volume from our portable liquid containment tanks and other steel-based products, primarily chassis. We remain focused on making our chassis and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $4.7 million from $101.4 million during FY 2016 to $106.1 million during FY 2017. As a percentage of revenues, these costs increased to 52% during FY 2017 from 47% in FY 2016 due to operating expenses not proportionately decreasing with lower revenues, primarily as a result of the adverse effect of lower lease and utilization rates between the periods in the oil and gas market in North America, the overall lower average lease rate in the Asia-Pacific area and the beneficial effect on the percentage of the higher revenues in FY 2016 from the low-margin sales in the Asia-Pacific area discussed above.

Impairment of Goodwill. In FY 2016, we recognized a non-cash impairment charge of $2.7 million to the goodwill recorded in our North American manufacturing operations as a result of the Southern Frac acquisition. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding goodwill.

Depreciation and Amortization. Depreciation and amortization increased by $1.3 million to $29.2 million in FY 2017 from $27.9 million in FY 2016, primarily as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $15.1 million in FY 2017 was $0.3 million higher than the $14.8 million in FY 2016. In North America, the higher interest expense of $0.6 million was due to the weighted-average interest rate of 5.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2017 being higher than the 4.9% in FY 2016, as well as the average borrowings being comparatively higher between the periods. In the Asia-Pacific area, reduced interest expense of $0.3 million was due to the weighted-average interest rate of 4.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2017 being lower than the 5.3% in FY 2016, as well as average borrowings being comparatively lower between the periods. However, this was partially offset by the stronger Australian dollar between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.7658 at June 30, 2015, $0.7670 at March 31, 2016, $0.74425 at June 30, 2016 and $0.76448 at March 31, 2017. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(19,000) and $74,000, and $(506,000) and $84,000, respectively. In addition, in FY 2016 and FY 2017, unrealized exchange gains (losses) on forward exchange contracts totaled $(646,000) and $279,000, respectively.

Income Taxes. Our effective income tax rate was 40.0% in FY 2017 and FY 2016. The effective rate is greater than the U.S. federal rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In both FY 2017 and FY 2016, we paid $2.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $1.6 million and $1.5 million in FY 2017 and FY 2016, respectively, a slight increase of $0.1 million.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $4.9 million in FY 2017 versus $5.2 million in QE FY 2016, an improvement of $0.3 million, primarily as a result of higher operating profit in North America (FY 2016 included a pretax impairment charge of $2.7 million) and a stronger Australian dollar between the periods, offset somewhat be higher interest expense.

.

Measures not in Accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”)

Earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) and adjusted EBITDA are supplemental measures of our performance that are not required by, or presented in accordance with, U.S. GAAP. These measures are not measurements of our financial performance under U.S. GAAP and should not be considered as alternatives to net income, income from operations or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of liquidity. Adjusted EBITDA is a non-U.S. GAAP measure. We calculate adjusted EBITDA to eliminate the impact of certain items we do not consider to be indicative of the performance of our ongoing operations. You are encouraged to evaluate each adjustment and whether you consider each to be appropriate. In addition, in evaluating adjusted EBITDA, you should be aware that in the future, we may incur expenses similar to the expenses excluded from our presentation of adjusted EBITDA. Our presentation of adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. We present adjusted EBITDA because we consider it to be an important supplemental measure of our performance and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry, many of which present EBITDA and a form of adjusted EBITDA when reporting their results. Adjusted EBITDA has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business or to reduce our indebtedness. We compensate for these limitations by relying primarily on our U.S. GAAP results and using adjusted EBITDA only supplementally. The following table shows our adjusted EBITDA and the reconciliation from net loss (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2016	2017	2016	2017
Net loss	$(2,275)	$(1,071)	$(930)	$(445)
Add (deduct) —
Benefit for income taxes	(1,516)	(714)	(620)	(297)
Foreign currency exchange loss (gain) and other	(59)	164	444	70
Interest expense	4,838	5,249	14,818	15,096
Interest income	(35)	(18)	(72)	(54)
Impairment of goodwill	2,681	—	2,681	—
Depreciation and amortization	9,787	10,044	28,509	29,831
Share-based compensation expense	769	651	2,122	842
Refinancing costs not capitalized	—	437	—	437

Adjusted EBITDA	$14,190	$14,742	$46,952	$45,480

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

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $114,672,000 (AUS$150,000,000) secured senior credit facility, as last amended in December 2016, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $68,803,000 (AUS$90,000,000) and CBA’s proportionate share is $45,869,000 (AUS$60,000,000). The ANZ/CBA Credit Facility is secured by substantially all of the assets of our Australian and New Zealand subsidiaries and has $76,448,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $38,224,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $230,000,000 senior secured revolving credit facility, as last amended in March 2017, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, KeyBank, National Association and Bank Hapoalim B.M. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility matures on March 24, 2022, assuming our publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. In addition, subject to certain conditions, the amount that may be borrowed under the Wells Fargo Credit Facility may increase by $7,000,000 to a maximum of $237,000,000. In conjunction with the closing of the Wells Fargo Facility, we entered into a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First In Last Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000, and inclusive in the $230,000,000 total amount. The FILO Term Loan has the same maturity date and commences principal amortization after 18 months from the anniversary date of March 27, 2017 at $500,000 per quarter.

The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of our North American leasing and manufacturing operations. The FILO Term Loan also contains a first priority lien on the same collateral, but on a “last out basis,” after all of the outstanding obligations to the primary lenders in the Wells Fargo Credit Facility have been satisfied. The Wells Fargo Credit Facility effectively not only finances our North American operations, but also the funding requirements for the Series C Preferred Stock, the term loan with Credit Suisse AG, Singapore Branch (“Credit Suisse”) and the publicly-traded unsecured senior notes. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; (b) the actual annual interest to be paid for the term loan with Credit Suisse; and (c) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time we have prepaid $15,000,000 of the initial borrowings, and $9,966,000 remained outstanding at March 31, 2017, net of unamortized debt issuance costs of $34,000. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2017. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. While we have the ability to repay the Credit Suisse Term Loan through available borrowing capacity from the Wells Fargo Credit Facility, we are considering extending the maturity date in order to preserve borrowing availability for potential business opportunities in North America.

Senior Notes

At March 31, 2017, we have outstanding publicly-traded senior notes (“Senior Notes”) in an aggregate principal amount of $72,000,000 ($70,207,000, net of unamortized debt issuance costs of $1,793,000). The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between us and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between us and the Trustee dated as of June 18, 2014 (the “Base Indenture” and, together with the First Supplemental Indenture, the “Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014.

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

As of March 31, 2017, our required principal and other obligations payments for the twelve months ending March 31, 2018 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2018	2019	2020	2021
ANZ/CBA Credit Facility	$—	$—	$33,093	$—
Wells Fargo Credit Facility	—	1,000	2,000	2,000
Credit Suisse Term Loan	9,966	—	—	—
Senior Notes	—	—	—	—
Other	4,129	1,761	1,428	188

	$14,095	$2,761	$36,521	$2,188

Reference is made to Notes 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt.

We currently do not pay a dividend on our common stock and do not intend on doing so in the foreseeable future.

Recent Developments

On April 24, 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. We used $4,303,376 of the net proceeds to reduce indebtedness at the Wells Fargo Credit Facility, pursuant to the requirement that at least 80% of the public offering proceeds be used for that purpose in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes.

Reference is made to Note 12 of Notes to Condensed Consolidated Financial Statements for a discussion of other recent developments.

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,
	2016	2017
Net cash provided by operating activities	$35,192	$20,100

Net cash used in investing activities	$(28,448)	$(26,466)

Net cash provided by (used in) financing activities	$(2,073)	$5,015

Cash Flow for FY 2017 Compared to FY 2016

Operating activities. Our operations provided cash of $20.1 million during FY 2017 versus providing $35.2 million during FY 2016, a decrease of $15.1 million in cash. While the net loss of $0.4 million in FY 2017 was $0.5 less than the $0.9 million net loss in FY 2016, our management of operating assets and liabilities in FY 2017, when compared to FY 2016, reduced cash by $16.1 million. The primary reason for this was the increase in trade and other receivables and the timing on the satisfaction of trade payables, accrued liabilities and unearned revenues during FY 2017 that, when compared to FY 2016, reduced cash by $23.0 million between the periods. In FY 2017 these operating accounts reduced cash by $11.8 million, whereas in FY 2016 they increased cash by $11.2 million. While historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course, having a more than usual impact this time was our days sales outstanding (“DSO”) in trade receivables, which increased to 49 days in both the Asia-Pacific area and our North American leasing operations at March 31, 2017, as compared to 37 days and 45 days at March 31, 2016, respectively. However, we do expect this situation to improve as a result of, among other things, improved collection efforts and system improvements. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, caused a net increase of $0.2 million to operating cash flows in FY 2017 versus a net increase of $0.7 million in FY 2016. Non-cash adjustments relating to impairment of goodwill, depreciation, amortization (including amortization of deferred financing costs) and accretion of interest further decreased cash between the periods by $1.5 million from $32.7 million in FY 2016 to $31.2 million in FY 2017. In both FY 2017 and FY 2016, operating cash flows were reduced from gains on the sales of lease fleet by $1.6 million and $5.1 million, respectively, which resulted in an increase to cash of $3.5 million between the periods. Additionally, operating cash flows were enhanced by non-cash share-based compensation of $0.8 million in FY 2017 and $2.1 million in FY 2016, for a decrease of $1.3 million in cash between the periods. During the first quarter of FY 2017, a benefit of $0.7 million was recorded at Royal Wolf; primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Investing Activities. Net cash used in investing activities was $26.5 million during FY 2017, as compared to $28.4 million used during FY 2016, resulting in an increase to cash of $1.9 million. Purchases of property, plant and equipment (or rolling stock) were $2.6 million in FY 2017 and $3.3 million in FY 2016, a decrease of $0.7 million. In FY 2017, proceeds from sales of property, plant and equipment were only $0.2 million, as compared to $10.5 million in FY 2016, when all of our owned real properties in the Asia-Pacific area were sold for $10.3 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $18.6 million in FY 2017 as compared to $19.6 million in FY 2016, a decrease of $1.0 million. In FY 2017, net capital expenditures of lease fleet were approximately $8.3 million in North America, as compared to $12.7 million in FY 2016, a decrease of $4.4 million; and net capital expenditures of lease fleet in the Pan Pacific totaled $10.3 million in FY 2017, versus $6.9 million in FY 2016, an increase of $3.4 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2017, we made three business acquisitions (two in North America and one in the Asia-Pacific area) for cash of $5.0 million; as compared to five business acquisitions (three in North America and two in the Asia-Pacific area) during FY 2016 for cash totaling $15.9 million (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Financing Activities. Net cash provided by financing activities was $5.0 million during FY 2017, as compared to net cash used of $2.1 million during FY 2016, an increase to cash of $7.1 million. In FY 2017 and FY 2016, cash provided from financing activities included net borrowings of $11.3 million and $3.3 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet and business acquisitions and, in FY 2017, for the management of operating assets and liabilities. Cash of $2.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2017 and FY 2016, Royal Wolf paid capital stock dividends of $0.9 million and $1.7 million, respectively, to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). Additionally, during FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac. During FY 2017, we paid deferred financing costs of $2.3 million primarily for the amendment and extension of our senior secured credit facilities in both North America and the Asia-Pacific area.

Asset Management

Receivables and inventories were $41.8 million and $30.8 million at March 31, 2017 and $38.1 million and $34.6 million at June 30, 2016, respectively. At March 31, 2017, DSO in trade receivables were 49 days in both the Asia-Pacific area and our North American leasing operations, as compared to 36 days and 49 days at June 30, 2016, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $426.2 million at March 31, 2017, as compared to $419.3 million at June 30, 2016. At March 31, 2017, we had 81,371 units (23,491 units in retail operations in Australia, 9,143 units in national account group operations in Australia, 10,208 units in New Zealand, which are considered retail; and 38,529 units in North America) in our lease fleet, as compared to 78,605 units (22,194 units in retail operations in Australia, 9,688 units in national account group operations in Australia, 9,745 units in New Zealand, which are considered retail; and 36,978 units in North America) at June 30, 2016. At those dates, 61,870 units (19,735 units in retail operations in Australia, 5,794 units in national account group operations in Australia, 8,938 units in New Zealand, which are considered retail; and 27,403 units in North America); and 57,265 units (17,829 units in retail operations in Australia, 5,816 units in national account group operations in Australia, 8,218 units in New Zealand, which are considered retail; and 25,402 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 35,467 storage and freight containers and 7,375 portable building containers at March 31, 2017; and 35,060 storage and freight containers and 6,567 portable building containers at June 30, 2016. At those dates, units on lease were comprised of 29,041 storage and freight containers and 5,426 portable building containers; and 27,259 storage and freight containers and 4,604 portable building containers, respectively.

In North America, the lease fleet was comprised of 25,304 storage containers, 3,463 office containers (GLOs), 4,093 portable liquid storage tank containers, 4,519 mobile offices and 1,150 modular units at March 31, 2017; and 24,084 storage containers, 3,106 office containers (GLOs), 4,056 portable liquid storage tank containers, 4,590 mobile offices and 1,142 modular units at June 30, 2016. At those dates, units on lease were comprised of 18,133 storage containers, 2,699 office containers, 2,088 portable liquid storage tank containers, 3,540 mobile offices and 943 modular units; 17,081 storage containers, 2,394 office containers, 1,501 portable liquid storage tank containers, 3,518 mobile offices and 908 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 10, 2017	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), the Private Bank and Trust Company (the “Private Bank”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, N.A. (“BHI”) and GACP I, L.P. (“Great American” and collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), GFN Realty Company, LLC, (“GFNRC”), Lone Star Tank Rental Inc. (“Lone Star”), Pac-Van, Inc. (“Pac-Van”), Southern Frac, LLC (“Southern Frac”), PV Acquisition Corp., (“PV Acquisition”), GFN Manufacturing Corporation (“GFN Manufacturing”), and GFN North America Corp. (“GFNNA” and collectively with GFNRC, Southern Frac, Lone Star, Pac-Van, PV Acquisition and GFN Manufacturing, the “Credit Parties”) (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.2	Pledge Agreement dated March 24, 2017 by GFN Realty Company, LLC (“GFN Realty”), for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.3	Master Assignment and Assumption Agreement dated March 24, 2017 among Pac-Van, the Lenders, Capital One Business Corp. and HSBC Bank U.S.A. (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.4	Intercreditor Provisions dated March 24, 2017 among the Lenders and the Credit Parties (incorporated by reference to Registrant’s Form 8-K/A filed March 30, 2017)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.