Form 10-K
period 2017-06-30
General Finance CORP
filed 2017-09-08
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes    ☐  No    ☑

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2016 was approximately $54,473,000 based on a closing price of $5.55 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 26,611,688 shares of the Registrant’s Common Stock outstanding as of September 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2017 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1.  Business

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiary, GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”); Royal Wolf Holdings Limited, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Overview

Founded in 2005, we are a leading specialty rental services company offering portable storage, modular space and liquid containment solutions, with a diverse and expanding lease fleet of 80,712 units as of June 30, 2017. Our 87 branch locations across North America and the Asia-Pacific offer a wide range of portable storage units, including our core 20-feet and 40-feet steel containers, office container, mobile office and modular space products and steel tanks that provide our customers a flexible, cost-effective and convenient way to meet their temporary storage and space needs. Our units are easily customized to satisfy our customers’ specific application needs and include numerous value-added components. We provide our storage solutions to a diverse base of over 44,000 customers across a broad range of industries, including the commercial, construction, transportation, industrial, energy, manufacturing, mining, retail, education and government sectors. Our customers utilize our storage and space units for a wide variety of applications, including the temporary storage of materials, supplies, equipment, retail merchandise inventories, documents and liquid storage and for office use.

We focus on leasing rather than selling our units. Approximately 65% of our total non-manufacturing revenues for the year ended June 30, 2017 (“FY 2017”) were derived from leasing activities. We believe our business model is compelling because it is driven by lease fleet assets that:

●	generate a recurring revenue stream with average lease durations of over 12 months;
●	possess long useful lives of 20 to 30 years with high residual values;
●	return the original equipment cost through revenue within four years on average;
●	operate at high lease fleet utilization levels, historically between 70% and 85%;
●	require low maintenance expenditures; and
●	earn attractive margins.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors we serve and which we collectively refer to as the “portable services industry”—portable (or mobile) storage, modular space and liquid containment.

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

Summary Organization Chart (1) (2)

(1)	Summary organization chart is illustrative and does not reflect our legal operating structure.
(2)	Reflects consolidated revenues for FY 2017.
(3)	We will be acquiring the 49.0% noncontrolling interest during the first half of the fiscal year ending June 30, 2018 (“FY 2018”). Reference is made to Note 13 of Notes to Consolidated Financial Statements for further discussion.

Industry Overview

We compete in three distinct, but related, sectors of the specialty rental services industry: portable storage, modular space and liquid containment, which we refer to collectively as the “portable services industry.”

Portable Storage

The storage industry includes two principal markets, fixed self-storage and portable storage. The fixed self-storage market consists of permanent structures located away from customer locations used primarily by consumers to temporarily store excess household goods. We do not participate in the fixed self-storage market with permanent structures. The portable storage market, in which we primarily operate, differs from the fixed self-storage market in that it brings the storage solution to the customer’s location and addresses the need for secure, temporary storage with immediate access to the storage unit. The advantages of portable storage include convenience, immediate accessibility, improved security and lower costs. In contrast to fixed self-storage, the portable storage market is primarily used by businesses and offers a flexible, secure, cost-effective and convenient alternative to constructing permanent warehouse space or storing items at an offsite facility. A broad range of industries, including the construction, industrial, commercial, retail and government sectors, utilize portable storage equipment to meet both their short-term and permanent storage needs.

The portable storage industry is fragmented in each of our geographic markets, with numerous participants in local markets leasing and selling portable storage units. While we are not aware of any published third-party analysis of either the Asia-Pacific or North American portable storage markets, we believe the portable storage sector has experienced steady growth since the 1990s and is achieving increased market share compared to other storage alternatives because of an increasing awareness of the benefits that portable storage units offer, including the availability, convenience, security and cost benefits of portable storage, as well as an increasing number of new applications for portable storage units.

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

The Modular Building Institute, in its 2017 Relocatable Buildings Annual Data Report, estimated that the North American modular space (or relocatable) sector generated approximately $4.0 billion in annual revenue. The sector has experienced growth over the last thirty plus years as the number of applications for modular space has expanded and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The IBIS World Industry Report published in October 2016 estimated that the portable container buildings market in Australia generated revenue of AUS$2.0 billion ($1.5 billion), of which approximately AUS$1.3 billion ($1.0 billion) related to the markets in which we offer a competing product. We believe that we are well positioned to benefit from any growth in the North American and Asia-Pacific modular space markets.

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

Liquid Containment

Portable liquid storage tank containers are used in environmental and industrial applications to temporarily store hazardous and nonhazardous liquids and semi-solids. The tanks are used by customers across a wide variety of end markets, including chemical, refinery and industrial plant maintenance, environmental remediation, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. Liquid containment end market demand is recurring and is driven by the non-discretionary nature of required customer maintenance cycles, an increasing enforcement of existing environmental regulations, a growing outsourcing of liquid containment solutions and an increasing level of vendor consolidation. We believe that the rental industry in the U.S. for liquid containment equipment is fragmented and generated approximately $1.4 billion of annual rental revenues in 2013 – 2014 but, as a result of the decline in oil and gas prices during the latter part of our year ended June 30, 2015, the size of the liquid containment sector has contracted. While this is a relatively new product line for our North American leasing operations, we believe that over time we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this sector. Our research indicated that many of the companies that used containment solutions also used portable storage and mobile office products.

Competitive Strengths

Leading Provider with Strong Presence in Served Markets

We believe we are a leading provider of portable storage, modular space and liquid containment solutions in all of the territories we serve. In North America, Pac-Van is a recognized national provider of portable storage, modular buildings and mobile offices on a national, regional and local basis. Lone Star is a market leader in portable liquid storage tank rental and related services in the Permian Basin in West Texas and the Eagle Ford Shale in South Texas. In the Asia-Pacific area, we believe Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers. Royal Wolf is represented in all major metropolitan areas, and we believe it maintains the largest branch network and container fleet, with an estimated 37% market share, of any storage container company in Australia and New Zealand.

Superior Service Focus

Our operating infrastructure in each of our markets is designed to ensure that we consistently meet or exceed customer expectations. Our scalable management information systems and administrative support services enhance our customer service capabilities by enabling our operating management teams to access real time information on product availability, customer reservations, customer usage history and rates on a national, regional and local level. We believe these capabilities enable us to provide superior customer service, allowing us to attract new and retain existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van which track customer willingness to recommend our products and services, and for FY 2017 our customers gave us a NPS of 85%, which we believe is the leading score in our sector. In FY 2017, we began collecting customer responses on NPS in the Asia Pacific at Royal Wolf and our customers there gave us a NPS of 61%. In addition, over 85% of our consolidated total leasing revenues in FY 2017 were derived from repeat customers, which we believe is a result of our superior customer service.

Extensive Reach and Capabilities

Through our expansive branch network of 87 locations, we maintain national service capabilities in our markets. In North America, our branches serve 47 of the top 100 U.S. Metropolitan Statistical Areas, or MSAs. With our expansion into Alberta and British Columbia, we are now also able to serve the western provinces in Canada. Our Lone Star branches are strategically positioned to be able to respond quickly and maximize service opportunities with customers in the Permian Basin and Eagle Ford Shale. We also have branch offices located in every state in Australia and on both the North and South Islands of New Zealand. We are the only portable storage container company in these Asia-Pacific markets with a national infrastructure and workforce.

Geographic, Product and End Market Diversification

Our specialty rental units are used in a wide variety of applications, and we have established strong relationships with a diversified customer base in both our North American and Asia-Pacific venues. Our customers range from large companies with a national presence to small local businesses. On a consolidated basis, during FY 2016 we served over 44,000 customers in over 20 industries. In FY 2017, our largest customer in each venue accounted for less than 3% of the respective venue’s revenues and our 20 largest customers in each venue accounted for less than 30% of the respective venue’s revenues. We believe that the breadth of our products and services limits the impact of changes within any given customer or industry.

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

Experienced Management Team

We believe our management team’s experience and long tenure with our company and within the industry give us a strong competitive advantage. Our current senior executive management team, led by our Chief Executive Officer, Ronald F. Valenta, who has been with us since our inception, has successfully entered new markets, expanded our customer base and integrated a number of meaningful acquisitions. He will step down as Chief Executive Officer and assume the title of Executive Chairman of the Board in January 2018. Jody Miller, who became President in January 2017, will become our Chief Executive Officer in January 2018 and has been Chief Executive Officer of GFNNA Leasing since June 2015. He has spent over 25 years in the equipment rental industry.

Neil Littlewood, who became Chief Executive Officer of Royal Wolf in July 2016, has over 13 years of senior experience in the rental/hire industry and Pac-Van’s Chief Executive Officer and President, Theodore M. Mourouzis, joined Pac-Van in 1997 and has been integral to our successful growth in North America.

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

Business Strategy

Our business strategy consists of the following:

Focus on High Margin Core Leasing Business

We focus on growing our core leasing business because it provides recurring revenues from specialty rental assets that (1) have long useful lives of over 20 years; (2) generate rapid payback of unit investment through revenue in less than four years on average; and (3) have high residual values of up to 70% of original equipment cost. We have successfully increased leasing revenues as a percentage of our consolidated non-manufacturing revenues from 29% in fiscal year 2007 to 65% for FY 2017. We believe that we can continue to generate substantial demand for our leasing products as the industry is still relatively underdeveloped in our markets, particularly in the Asia-Pacific region. With new uses for our products continually emerging, we believe many more applications for our specialty rental solutions are still yet to be developed.

Generate Organic Growth

We define organic growth as an increase in lease revenues on a year-over-year basis at our branches in operation for at least one year, excluding leasing revenue attributed to same-market acquisitions. We continue to focus on increasing the number of our lease fleet units. We believe that our high quality lease fleet and superior customer service enable us to increase our lease rates and utilization rates over time. We generate organic growth within our existing markets through sales and marketing programs designed to increase brand recognition, expand market awareness of the uses of our specialty rental units and differentiate our products from our competitors.

Leverage Our Infrastructure

Our branch network infrastructure covers a broad geographic area and is capable of serving significant additional customer volume while incurring a minimal amount of incremental fixed costs. With our established branch network and infrastructure we generate significant adjusted earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“Adjusted EBITDA”) margins on incremental units deployed. Our objective is to add volume by organically growing the lease fleet across our locations and through strategic acquisitions. Asset purchases of “tuck-in” competitors and adding new units to our fleet allow us to more effectively leverage our infrastructure. Between June 30, 2007 and June 30, 2017, our lease fleet grew from approximately 16,000 units to over 80,000 units, representing a 18% compound annual growth rate, and our Adjusted EBITDA margin expanded from 17% in the fiscal year ended June 30, 2008 to 22% in FY 2017.

Opportunistically Enter New Geographic Markets

We believe a long-term opportunity exists for us to significantly expand the size of our branch network in North America by opening up to 30 new locations in attractive markets. Additionally, we expect to open select satellite branch locations in our Asia-Pacific territory to expand our service reach to attractive but more remote areas of Australia and New Zealand.

Pursue Select Strategic Acquisitions

Acquisitions represent an attractive means for us to further leverage our infrastructure, add complementary product lines, enter new geographic regions and accelerate our growth and margin expansion opportunities. We operate in fragmented industries, and we seek to identify acquisition candidates that we believe would be earnings accretive. We have a proven integration model that we have effectively used to integrate 44 acquisitions since May 31, 2007.

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

The tables below provide details of our lease fleet by product category and unit types at June 30, 2017, 2016 and 2015; and for FY 2017, the year ended June 30, 2016 (“FY 2016”) and the year ended June 30, 2015 (“FY 2015”).

					FY 2017
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2017	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers	Dry storage, refrigerated and specialty containers	Classroom equipment storage, Construction equipment and tool storage, Disaster shelters, Landscaping sheds, Recreational equipment storage, Retail inventory storage	51,528	$121	A$139	75%	86%
	Freight Containers	Dry freight, curtain-side, refrigerated, bulk cargo containers	Freight transportation	8,272	NA	A$135	NA	70%
	Office Containers	Storage containers, modified to include office space	General administrative office space, Military installations, Workforce living accommodations, Bank branches, Classrooms /Education, Construction offices, Daycare facilities, Dormitories, General administrative office space, Healthcare facilities, Rental facilities, Retail space, Shelters	11,157	$321	A$268	78%	74%
	Modular Buildings	Portable structures used for a variety of applications		1,167	$774	NA	81%	NA
	Mobile Offices	Relocatable wood-framed temporary office space		4,491	$282	NA	78%	NA
	Portable Liquid Storage Tanks	Steel tanks, acid tanks, gas buster tanks and oil test tanks	Well-site liquid containment needs, Expansion / upgrade projects, Highway construction/Groundwater sewage, Infrastructure projects, Major industrial projects, Mining pit pump work, Municipal sewer and water projects, Non-residential construction projects, Pipeline construction and maintenance, Refinery turnarounds	4,097	$533	NA	48%	NA

					FY 2016
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2016	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers	SEE PRECEDING CHART		50,276	$121	A$139	74%	85%
	Freight Containers			8,868	NA	A$132	NA	70%
	Office Containers			9,673	$317	A$308	80%	70%
	Modular Buildings			1,142	$772	NA	81%	NA
	Mobile Offices			4,590	$278	NA	76%	NA
	Portable Liquid Storage Tanks			4,056	$699	NA	43%	NA

					FY 2015
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2015	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers	SEE PRECEDING CHART		45,757	$114	A$141	76%	86%
	Freight Containers			9,128	NA	A$129	NA	72%
	Office Containers			8,115	$299	A$479	85%	75%
	Modular Buildings			1,139	$770	NA	79%	NA
	Mobile Offices			4,690	$259	NA	75%	NA
	Portable Liquid Storage Tanks			4,027	$1,314	NA	71%	NA

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

●	Chassis
●	Storm Shelters
●	Blast-Resistant Modules
●	Specialty Tanks

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

Specialty tanks consist primarily of portable fuel tanks and tanks used in the agriculture industry to store chemicals. In particular, portable fuel tanks allow the end user to work more efficiently and can reduce costs by accessing fleet fuel on the job site. Specialty tanks are manufactured similar to liquid containment tanks for the oil and gas industry using a structural steel understructure.

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

Our lease fleet units are recorded at cost and depreciated on the straight-line basis, in accordance with accounting principles generally accepted in the United States, up to 20 years after the date they are put in service, down to their estimated residual values. Because we have a history of selling units for gains, we believe our lease fleet’s estimated residual value is at or below net realizable value.

Geographic Network

Our service locations are segmented into two operating areas: North America and Asia-Pacific. In North America, these service locations are called branches and in our Asia-Pacific area they are referred to as Customer Service Centers, or “CSCs.” Our North American branch network consists of 52 branch locations in the United States and three in Canada, and our Asia-Pacific network consists of 21 CSCs in Australia and 11 in New Zealand.

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

The following maps show our existing branch and CSC locations as of June 30, 2017.

North America

Asia-Pacific

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

Asia-Pacific

We believe that our Asia-Pacific CSC network is the largest of any storage container company in Australia and New Zealand, and management estimates that we have approximately 37% market share in the region. We are represented in all major metropolitan areas and are the only container leasing and sales company with a nationally integrated infrastructure and workforce. A typical CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop.

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

We lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Hornsby, New South Wales. All of our major leased properties have remaining lease terms of up to 22 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.

Reference is made to “Item 2. Properties” for a more detailed description of our geographic locations.

Customers and End Markets

We have a diverse customer base consisting of over 44,000 customers, who operate in a broad variety of over 20 industries in our North American and Asia-Pacific venues. Our customers consist of large national corporations, as well as many local companies and organizations. As a result, in each venue no customer contributed more than 3% of the respective venue’s FY 2017 revenues. Our end markets include construction, commercial, transportation, industrial, energy, manufacturing, mining, retail, education and government. We believe the end market and geographic diversification of our customer base reduces the business exposure to a significant downturn in any particular industry or geography.

The diversity for our leasing operations is depicted in the following charts showing total revenue breakdown by end markets for FY 2017:

The following provides an overview of the end markets served by our leasing operations:

●	Construction - general contractors, residential homebuilders and subcontractors
●	Industrial - industrial and manufacturing customers including a broad array of manufacturers, telecommunications, distribution, utilities, refuse, recycling and bottling companies
●	Commercial - businesses that provide service to both commercial businesses and individual consumers, including wholesalers, health care facilities, veterinary offices, entertainment companies and religious institutions
●	Oil & Gas and Mining - Customers in specific sectors of the extractive industries
●	Government - federal agencies, state and local governments, fire departments, correctional institutions, and the U.S. military
●	Retail - large national chains, small local stores, shopping centers and restaurants
●	Education - public schools, private schools and day care facilities
●	Consumer – mass market of individuals or groups, not businesses, such as families, sporting teams and community groups in the Asia-Pacific area
●	Moving & Transportation - freight providers for primarily road and rail transport in the Asia-Pacific area
●	Other - all other customers

We differentiate ourselves from competitors in several ways. In our portable storage and modular space businesses, we provide a diverse set of competitively priced products and, in our Asia-Pacific market, we leverage our engineering team to provide customized units upon customer request. In our liquid containment business, we leverage long-standing customer relationships and not only provide liquid containment units, but also bundle units with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week. Our customer-centric approach is designed to ensure that our businesses consistently meet or exceed customer expectations. We believe this focus on customer service attracts new and retains existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van during FY 2015, which track customer willingness to recommend our products and services, and from October 2014 to June 2015 our customers gave us a NPS of 82%. In FY 2016 and FY 2017, our customers gave us a NPS of 83% and 85%, respectively. In FY 2017, we began collecting customer responses on NPS in the Asia Pacific at Royal Wolf and our customers there gave us a NPS of 61%. In addition, over 85% of our consolidated total leasing revenues in FY 2017 were derived from repeat customers, which we believe is a result of our superior customer service.

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

In our North American portable storage and modular space business, we utilize the Microsoft Dynamics NAV, or Navision, software at all of our branches to monitor operations at branches on a daily, weekly, monthly and ad hoc basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel, providing management with online access to utilization, lease fleet unit detail and rental revenues by branch and geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch salespeople utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information. In FY 2016 we upgraded our Navision platform to the current version and installed a new rental module called Armada. In FY 2018 we intend on adding a business intelligence corporate performance management software package to our information system platform.

In our Asia-Pacific portable storage and modular space businesses, our management information systems, including Armada, Navision and TCM, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, profitability, customer trends and fleet data. All our branches use RMI/Navision and our support office provides financial, inventory and customer reports for branch managers. In FY 2017, we upgraded our Navision platform in the Asia-Pacific to the current version and replaced RMI with a new rental module called Armada.

Our North American manufacturing business utilizes the enterprise resource planning (ERP) business system, SyteLine, which provides comprehensive functionality, including order processing, inventory, purchasing, planning and scheduling, production, cost management, project tracking, accounting and customer service.

Product Procurement

North America

Our North American leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van’s top four suppliers of units for FY 2017 represented approximately 40% of all fleet purchases and the top ten suppliers represented approximately 66% of all fleet purchases. We purchase our Pac-Van lease fleet from a network of third-party suppliers. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state certificates enabling us to move equipment among our branch network to meet changing demand and supply conditions. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state certificates for each unit.

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

Our North American leasing operations has historically purchased its tank fleet from several manufacturers but expects Southern Frac to be its primary supplier of steel tanks going forward. However, if needed, we have an established network of steel tank manufacturing partners located throughout the United States. Lone Star purchases its other containment solutions, pumps and hoses from a network of other manufacturing providers.

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

Asia-Pacific

In the Asia-Pacific area, we purchase marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe we are the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased are standard 20-foot and 40-foot units which we convert, refurbish or customize. We purchase new storage container products in the Asia-Pacific area under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, if one or more suppliers did not timely fill our purchase orders or did not properly manufacture the ordered products, our reputation and financial condition also could be harmed. The top four suppliers represented approximately 74% of all fleet purchases during FY 2017.

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

Employees

As of June 30, 2017, we had a total of 771 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

	North America			Asia-Pacific
	Leasing	Manufacturing	Corporate	Leasing
Corporate executive	—	—	5	—
Regional executive and administrative staff	52	10	2	19
Senior and branch management	56	—	—	30
Sales and marketing	81	—	—	78
Branch operations and administration	277	—	—	120
Manufacturing	—	41	—	—
	466	51	7	247

Executive Officers of the Registrant

The following information is provided as of June 30, 2017 regarding our executive officers. No family relationship exists between any executive officer.

Name	Age	Position

Ronald F. Valenta	58	Chairman of the Board, Chief Executive Officer and President

Jody Miller	50	President and Chief Executive Officer of GFN North America Leasing Corporation

Charles E. Barrantes	65	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	50	General Counsel, Vice President and Secretary

Jeffrey A. Kluckman	56	Executive Vice President, Business Development

Neil Littlewood	56	Chief Executive Officer of Royal Wolf Holdings Limited

Theodore Mourouzis	54	Chief Executive Officer and President of Pac-Van, Inc.

Ronald F. Valenta has served as a director and as our Chief Executive Officer since our inception and Chairman of the Board since June 2014. He will step down as Chief Executive Officer and assume the title of Executive Chairman of the Board in January 2018. From 1988 to 2003, Mr. Valenta served as the President and Chief Executive Officer of Mobile Services Group, Inc., a portable storage company he founded. From 2003 to 2006, Mr. Valenta was a director of the National Portable Storage Association, a storage industry non-profit organization that he co-founded. From 1985 to 1989, Mr. Valenta was a Senior Vice President of Public Storage, Inc. From 1980 to 1985, Mr. Valenta was employed by the accounting firm of Arthur Andersen & Co. in Los Angeles.

Jody Miller became our President in January 2017 and will become our Chief Executive Officer in January 2018. He has been our Executive Vice President and the Chief Executive Officer of GFN North America Leasing Corporation since June 2015. Prior to joining us, Mr. Miller spent over 25 years in the equipment rental industry, including at Mobile Mini, Inc. as Executive Vice President and Chief Operations Officer for five years, Mobile Services Group, Inc. as Senior Vice President for five years, and RSC Holdings, Inc. as Regional Vice President for seven years. Prior to that, he worked in smaller rental businesses in various leadership roles. Mr. Miller is a 1990 graduate of Central Missouri State University.

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

Theodore Mourouzis became Chief Executive Officer of Pac-Van, Inc. in April 2017 and has served as its President since August 2006. He previously served as its Chief Operating Officer since 1999 and as its Vice President of Finance from 1997 until 1999. Prior to his employment with Pac-Van, Mr. Mourouzis was a controller for a 3M joint venture, served four years in management consulting with Deloitte & Touche, and was president of a picture framing distributor and the chief financial officer of its holding company. He received his undergraduate degree from Stanford University in 1985 and a Masters of Business Administration from The Wharton School of the University of Pennsylvania in 1991.

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

Economic conditions and global capital and credit market disruptions may adversely affect our business, financial condition and results of operations.

An economic slowdown in the United States and/or globally, including reduced oil or gas prices and non-residential construction spending, would adversely affect our business. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in product sales and leasing, could lead to a build-up of inventory and lease fleet levels and a decline in revenues. In addition, we engage in borrowing and repayment activities under our revolving credit facilities on an almost daily basis and have not had any disruption in our ability to access our revolving credit facilities as needed. However, disruptions in the global capital and credit markets, such as those that occurred in the global financial crisis during the latter part of the past decade, could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facilities, which could have an adverse effect on our business, financial condition and results of operations.

We operate with a significant amount of indebtedness, borrowed primarily under senior secured credit facilities, which include various restrictions, including liens on all or substantially all of our assets, variable interest rates and contains restrictive covenants.

Our substantial indebtedness could have adverse consequences, such as:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which could reduce the availability of our cash flow to fund future operating capital, capital expenditures, acquisitions and other general corporate purposes;
●	expose us to the risk of increases in interest rates, as our borrowings on our secured senior credit facilities are at variable rates of interest;
●	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
●	increase our vulnerability to general adverse economic and industry conditions;
●	limit our flexibility in planning for, or reacting to, changes in our business and industry;
●	prohibit us from making strategic acquisitions or pursuing business opportunities; and
●	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

Our senior credit agreements also contain various restrictive covenants that limit the operations of our business. Among other things, these agreements include covenants and restrictions relating to:

●	payments and distributions to GFN;
●	liens, loans and investments;
●	debt and hedging arrangements;
●	mergers, acquisitions and asset sales;
●	transactions with affiliates; and
●	changes in business activities.

In addition, we may incur substantial debt to complete business combinations. The incurrence of debt could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the agreements governing such indebtedness restrict our ability to obtain such financing while the debt instrument is outstanding.

The amount our North American leasing operations can borrow under its senior credit agreement depends in part on the value of its lease fleet. If the value of the lease fleet declines under appraisals our lenders receive, the amount we can borrow will decline by a similar amount. Several covenants with our lenders are affected by changes in the value of the lease fleet. We would be in breach of certain of these covenants if the value of the North American lease fleet drops below specified levels. If this happens, we may not be able to borrow the amounts we need to expand our business both organically and through acquisitions, make payments and distributions to GFN, and we may be forced to liquidate a portion of our existing fleet.

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

Our growth strategies, operational guidance, capital allocation and capital markets support are managed largely by our existing corporate officers; as well as the senior management teams at our operating units in the Asia-Pacific area and North America. The continued success of our businesses will depend largely on the efforts and abilities of our corporate executives and the operational senior management teams. These key personnel have an understanding of our businesses that cannot be readily duplicated. However, we do not have key-man insurance on any of these key personnel. The loss of any of these key personnel could impair our ability to execute our business plan and growth strategy and could have a material adverse effect on our operating results.

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

We may seek to finance future transactions, including business combinations, or improve our financial position by issuing additional shares of our common stock and/or preferred stock. The issuance of any number of shares of our common stock or of our preferred stock:

●	may significantly reduce the equity interest of investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;
●	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our common stock.

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

The supply and cost of used ISO containers fluctuates, which can affect our pricing.

We purchase, remanufacture and modify used ISO containers in order to expand our rental fleet. If used ISO container prices increase substantially, these price increases could increase our expenses, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. In such event, competitors may then lower the rental rates on their storage units. As a result, we may need to lower our rental rates to remain competitive. Therefore, fluctuations in the used ISO container market could cause our revenues and our earnings to decline.

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

A significant portion of our revenues are from unit sales out of our lease fleet. The market value of any given unit of our lease fleet could be less than its depreciated value at the time it is sold. The market value of used rental equipment depends on several factors, including:

●	the market price for new equipment of a like kind;
●	the age of the equipment at the time it is sold, as well as wear and tear on the equipment relative to its age;
●	the supply of used equipment on the market;
●	technological advances relating to the equipment;
●	worldwide and domestic demand for used equipment; and
●	general economic conditions.

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

Our effective tax rate may change and become less predictable as our business expands, making our future after-tax results less predictable.

We continue to consider expansion opportunities domestically and internationally for our leasing businesses. Since the our effective tax rate depends on business levels, personnel and assets located in various jurisdictions, further expansion into new markets or acquisitions may change the effective tax rate in the future and may make it, and consequently our after-tax results, less predictable going forward. In addition, the enactment of future tax law changes by federal, state and international taxing authorities may impact our income tax provision and deferred tax liabilities.

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

Our self-insured loss reserves through our captive insurance company may be inadequate to cover our ultimate liability.

We have insurance policies with coverage that we believe are adequate, including auto liability, general liability, directors and officers liability and workers compensation. Effective on February 1, 2017, we became self-insured for auto liability and general liability through GFNI, our wholly-owned captive insurance company. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. We record reserves (included in “Trade payables and accrued liabilities” in our consolidated balance sheets) to cover estimated losses for our self-insured general liability and auto liability. The determination of these loss reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and developments in any existing claims. Accordingly, reserves do not represent an exact calculation of liability and can be affected by both internal and external events, such as adverse developments on existing claims or changes in claims handling procedures, administrative costs and legal fees, inflation, and legal trends and legislative changes. Loss reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the loss reserves are changed. Though we believe the loss reserves recorded at our consolidated balance sheet dates are adequate, because of the uncertainties that surround estimating losses we cannot be certain that such reserves will cover the ultimate liability. If our loss reserves are insufficient to cover our actual losses, we would incur additional charges that could be material to our consolidated results of operations and financial condition.

We are exposed to various possible claims relating to our business and our insurance may not fully protect us.

We are exposed to various possible claims relating to our business. These possible claims include those relating to: (i) personal injury or death caused by container products, mobile offices or modular units leased or sold by us; (ii) accidents involving our vehicles and our employees; (iii) employment-related claims; (iv) property damage; (v) commercial claims and (vi) environmental contamination. We believe that we have adequate insurance coverage for the protection of our assets and operations. However, our insurance may not fully protect us for certain types of claims, such as claims for punitive damages or for damages arising from intentional misconduct, which are often alleged in third-party lawsuits.

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

We expect that the market price of our common stock will fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

●	actual or anticipated variations in our quarterly operating results;
●	changes in interest rates and other general economic conditions;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;
●	geopolitical conditions such as acts or threats of terrorism or military conflicts;
●	relatively low trading volume; and
●	significant concentration of ownership in our common stock.

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

Except for payment of dividends on our preferred stock, we intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

Our portable liquid tank containers and containment products are used by customers to store non-hazardous and certain hazardous liquids on customer sites. Customers are responsible for proper operation of our fleet equipment while on lease and returning a cleaned and undamaged container upon completion of use, but we cannot always assure that these responsibilities are fully met in all cases. Our operations are subject to operational hazards, including accidents or equipment issues that can cause pollution and other damage to the environment. Hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, pollution and other damage to the environment, fires and hydrocarbon spills, may delay or halt operations at extraction sites which we service. These conditions can cause:

●	personal injury or loss of life;
●	liabilities from accidents by our fleet of trucks and other equipment;
●	damage to or destruction of property, equipment and the environment; and
●	the suspension of operations.

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

Failure to comply with applicable regulations could harm our business and financial condition, resulting in lower operating results and cash flows.

Similar to conventionally constructed buildings, companies in the modular building industry are subject to regulations by multiple governmental agencies at the federal, state and local level relating to environmental, zoning, health and safety, labor and transportation, among other matters. New governmental regulations in these or other areas may increase our acquisition cost of new rental equipment, limit the use of or make obsolete some of our existing fleet, or increase our costs of rental operations. Failure to comply with these laws or regulations could impact our business or harm our reputation and result in higher capital or operating expenditures or the imposition of penalties or restrictions on our operations. Compliance with building codes and regulations entails a certain amount of risk as state and local government authorities do not necessarily interpret building codes and regulations in a consistent manner, particularly where applicable regulations may be unclear and subject to interpretation. These regulations often provide broad discretion to governmental authorities that oversee these matters, which can result in unanticipated delays or increases in the cost of compliance in particular markets. The construction and modular industries have developed many “best practices” which are constantly evolving. Some of our peers and competitors may adopt practices that are more or less stringent than ours. When, and if, regulatory standards are clarified, the effect of the clarification may be to impose rules on our business and practices retroactively, at which time, we may not be in compliance with such regulations and we may be required to incur costly remediation. If we are unable to pass these increased costs on to our customers, our profitability, operating cash flows and financial condition could be negatively impacted.

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

The substantial downturn in the domestic oil and gas industry since the second quarter of our fiscal year ended June 30, 2015 has resulted in lower expenditures and reduced drilling, which in turn has had a material adverse effect on the results of operations and cash flows of our manufacturing operations in North America. In order to remain commercially viable and diversify outside of the portable liquid containment business, our manufacturing operations have focused on introducing steel-based products for non-oil and gas markets, which include a chassis product line targeted to the North American transportation market, the production of GLOs for the portable storage market, the production of storm shelters for the consumer market, the production of blast-resistant modules for the industrial market and the production of specialty portable fuel tanks for the agricultural market. While we closely monitor the situation and are hopeful of the commercial success of these new steel-based products, there is no assurance that such commercial success or viability will be attained. In FY 2016, operating losses from reduced demand of our portable liquid containment tanks and related products and the manufacturing inefficiencies inherent in the introduction of new product lines resulted in the recording of a goodwill impairment charge.

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

We cannot assure that we will be able to pay quarterly dividends on the Series C Preferred Shares or to redeem the Series C Preferred Shares, if we wanted to do so. Quarterly dividends on our Series C Preferred Shares will be paid from funds legally available for such purpose when, as and if declared by our board of directors. Certain factors may influence our decision, or adversely affect our ability, to pay dividends on, or make other payments in respect of, our Series C Preferred Shares, including, among other things:

●	the amount of our available cash or other liquid assets, including the impact of any liquidity shortfalls caused by the below-described restrictions on the ability of our subsidiaries to generate and transfer cash to us;
●	our ability to service and refinance our current and future indebtedness;
●	changes in our cash requirements to fund capital expenditures, acquisitions or other operational or strategic initiatives;
●	our ability to borrow or raise additional capital to satisfy our capital needs;
●	restrictions imposed by our existing, or any future, credit facilities, debt securities or leases, including restricted payment and leverage covenants that could limit our ability to make payments to holders of the Series C Preferred Shares;
●	limitations on our subsidiaries’ ability to distribute cash to us due to third parties holding equity interests in those subsidiaries; and
●	limitations on cash payments to shareholders under Delaware law, including limitations that require dividend payments be made out of surplus or, subject to certain limitations, out of net profits for the then-current or preceding year in the event there is no surplus.
●	Our ability to maintain a Fixed Charge Ratio, as defined, of no less than 2.00.

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

We have not sought to obtain a rating for the Series C Preferred Shares, and the shares may never be rated. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series C Preferred Shares or that we may elect to obtain a rating of our Series C Preferred Shares in the future. In addition, we may elect to issue other securities for which we may seek to obtain a rating. The market value of the Series C Preferred Shares could be adversely affected if:

●	any ratings assigned to the Series C Preferred Shares in the future or to other securities we issue in the future are lower than market expectations or are subsequently lowered or withdrawn;
●	or ratings for such other securities would imply a lower relative value for the Series C Preferred Shares.

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

The Senior Notes are structurally subordinated to all indebtedness of our subsidiaries. While the indenture governing the Senior Notes will limit the indebtedness and activities of these subsidiaries, holders of indebtedness of, and trade creditors of, our subsidiaries, are entitled to payments of their claims from the assets of such subsidiaries before those assets are made available for distribution to us, as direct or indirect shareholder. Accordingly, in the event that any of our subsidiaries becomes insolvent, liquidates or otherwise reorganizes:

●	the creditors of such subsidiary (including the holders of the Senior Notes) will have no right to proceed against such subsidiary’s assets; and
●	the creditors of such subsidiary, including trade creditors, will generally be entitled to payment in full from the sale or other disposal of assets of such subsidiary before we, as direct or indirect stockholder, will be entitled to receive any distributions from such subsidiary.

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

Changes in the credit markets could adversely affect the market price of the Senior Notes.

The market price for the Senior Notes will be based on a number of factors, including:

●	the prevailing interest rates being paid by other companies similar to us; and
●	and the overall condition of the financial markets.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the locations in our North American leasing operations, except for Pac-Van’s corporate offices and two branch locations. Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our branches and other properties in North America as of June 30, 2017:

Location	Function/Uses
United States:
Albany, GA	Leasing and sales
Atlanta, GA	Leasing and sales
Austin, TX	Leasing and sales
Bakersfield, CA	Leasing and sales
Boston, MA	Leasing and sales
Charleston, WV	Leasing and sales
Charlotte, NC	Leasing and sales
Chicago, IL (owned)	Leasing and sales
Cincinnati, OH	Leasing and sales
Cleveland, OH	Leasing and sales
Columbus, OH	Leasing and sales
Corpus Christi, TX	Leasing and sales
Dallas, TX	Leasing and sales
Denver, CO	Leasing and sales
Des Moines, IA	Leasing and sales
Detroit, MI	Leasing and sales
Elkhart, IN	Leasing and sales
Elko, NV	Fleet storage
Chino-Los Angeles, CA	Leasing and sales
Green Bay, WI (c)	Leasing and sales
Houston, TX	Leasing and sales
Indianapolis, IN	Leasing and sales
Indianapolis, IN (owned)	Corporate office
Jacksonville, FL	Leasing and sales
Kansas City, MO	Leasing and sales
Kenedy, TX (a)	Leasing and sales
Kermit, TX (b)	Leasing and sales
Las Vegas, NV	Leasing and sales
Lexington, KY	Leasing and sales
Little Rock, AK	Leasing and sales
Louisville, KY	Leasing and sales
Madison, WI	Leasing and sales
Memphis, TN (owned)	Leasing and sales
Miami, FL	Leasing and sales
Milwaukee, WI	Leasing and sales
Nashville, TN	Leasing and sales
New Brunswick (Trenton), NJ	Leasing and sales
Orlando, FL	Leasing and sales
Paducah, KY	Leasing and sales
Philadelphia, PA	Leasing and sales
Phoenix, AZ (c)	Leasing and sales
Pittsburgh, PA	Leasing and sales
Portland, OR	Leasing and sales
Milan, IL (Quad Cities)	Leasing and sales
Raleigh, NC	Leasing and sales
Salt Lake City, UT	Leasing and sales
San Antonio, TX	Leasing and sales
Seattle, WA	Leasing and sales
Springfield, MO	Leasing and sales

St. Louis, MO	Leasing and sales
Toledo, OH	Leasing and sales
Watford City, ND	Leasing and sales
Wichita, KS	Leasing and sales
Yakima, WA	Leasing and sales
Canada:
Edmonton, AB (c)	Leasing and sales
Calgary, AB	Leasing and sales
Vancouver, BC	Leasing and sales

(a)	There is another associated location in Karnes, TX, but it does not conduct leasing and sales.
(b)	There is another associated location in Goldsmith, TX, but it does not conduct leasing and sales.
(c)	There is also a fleet maintenance and modification facility in this market.

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

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our chief executive officer, who is also the chairman of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised our option to renew the lease for an additional five-year term commencing February 1, 2013. We also lease a small office in Northbrook, Illinois. The term of the lease is through October 31, 2017.

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of portable storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and the CSCs are all leased. The following table shows information about our CSCs and other properties by country (Australia and New Zealand) at June 30, 2017 and we believe these properties are suitable and adequate:

Location	Functions/Uses
Australia:
Adelaide	Leasing, on-site storage and sales
Albury	Leasing, on-site storage and sales
Brisbane – Banyo	Leasing, on-site storage and sales
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)
South Brisbane	Leasing, on-site storage and sales
Cairns Cairns	Leasing, on-site storage and sales
Canberra	Leasing, on-site storage and sales
Melbourne East – Clayton	Leasing, on-site storage and sales
Melbourne West - Sunshine	Leasing, on-site storage and sales
Darwin	Leasing, on-site storage and sales
Geraldton	Leasing, on-site storage and sales
Gold Coast	Leasing, on-site storage and sales
Gosford – Central Coast	Leasing, on-site storage and sales
Hobart - Tasmania	Leasing, on-site storage and sales
Launceston - Tasmania	Leasing, on-site storage and sales
Hornsby	Head office (Not a CSC)
Sydney – Moorebank	Leasing, on-site storage and sales
Sydney – Blacktown (Containertech)	Warehouse and sales (Not a CSC)
Newcastle	Leasing, on-site storage and sales
Perth – Bassendean	Leasing, on-site storage and sales
Rockhampton	Leasing, on-site storage and sales

Toowoomba	Leasing, on-site storage and sales
Townsville	Leasing, on-site storage and sales
Wollongong	Leasing, on-site storage and sales
New Zealand:
Auckland – Jarvis Way	Head Office, Leasing, on-site storage and sales
Christchurch	Leasing, on-site storage and sales
Dunedin	Leasing, on-site storage and sales
Hamilton	Leasing, on-site storage and sales
Napier	Leasing, on-site storage and sales
Nelson	Leasing, on-site storage and sales
Palmerston North	Leasing, on-site storage and sales
Silverdale/Albany	Leasing, on-site storage and sales
Tauranga/Bay of Plenty	Leasing, on-site storage and sales
Wellington	Leasing, on-site storage and sales
Whangarei	Leasing, on-site storage and sales

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

	Common Stock
	High	Low
Year Ended June 30, 2016:
Fourth Quarter	$4.74	$4.06
Third Quarter	5.05	3.55
Second Quarter	4.93	3.65
First Quarter	5.61	3.30

Year Ended June 30, 2017:
Fourth Quarter	$5.20	$4.70
Third Quarter	5.70	4.95
Second Quarter	5.60	4.00
First Quarter	4.67	4.20

Record Holders

As of August 1, 2017, there were 68 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We believe that there are thousands of beneficial owners.

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

Equity Compensation Plans

The following table sets forth information concerning our equity compensation plans (see Note 9 of Notes to Consolidated Financial Statements) as of June 30, 2017:

			(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights

Plan category

Equity compensation plans approved by security holders	2,061,057	$4.92	550,194 (i)
Equity compensation plans not approved by security holders	—	—	—

Total	2,061,057	$4.92	550,194 (i)

(i) Reduced by the issuance under the equity compensation plans of 913,370 restricted (non-vested equity) and non-restricted shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s (“S&P”) Small Cap and the Russell 2000 if $100 were invested in our common stock and each index on June 30, 2012.

		Period Ending
Index	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16	06/30/17
General Finance Corporation	100.00	144.41	295.03	162.11	131.99	159.94
Russell 2000 Index	100.00	124.21	153.57	163.53	152.52	190.05
S&P Small Cap 600 Index	100.00	125.18	157.14	167.70	167.65	205.32

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2017 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2013	2014	2015	2016	2017
Sales:
Lease inventories and fleet	$103,003	$116,448	$90,275	$111,439	$95,764
Manufactured units	19,140	19,647	13,981	6,179	4,895
	122,143	136,095	104,256	117,618	100,659
Leasing	123,400	151,010	199,569	168,233	176,269
	245,543	287,105	303,825	285,851	276,928

Operating income	29,491	40,041	43,043	14,383	19,066
Other expense, net	(9,883)	(13,272)	(21,301)	(19,860)	(19,938)

Income (loss) before provision for income taxes	19,608	26,769	21,742	(5,477)	(872)
Net income (loss)	11,413	15,149	13,045	(3,286)	(847)
Net income (loss) attributable to common stockholders	3,545	3,904	3,475	(9,025)	(6,620)

Net income (loss) per common share:
Basic	$0.16	$0.16	$0.13	$(0.35)	$(0.25)
Diluted	0.16	0.15	0.13	(0.35)	(0.25)

Consolidated Balance Sheet Information:
	June 30,
	2013	2014	2015	2016	2017
Trade and other receivables, net	$34,360	$61,474	$47,641	$38,067	$44,390
Inventories	31,858	27,402	36,875	34,609	29,648
Lease fleet, net	290,165	396,552	410,985	419,345	427,275
Total assets	473,166	664,915	684,377	673,574	675,314

Trade payables and accrued liabilities	32,238	53,838	37,590	43,476	42,774
Senior and other debt	162,951	299,303	353,940	352,220	355,638
Total equity	234,141	257,885	234,356	224,612	223,248

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2016 and June 30, 2017. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2016:
Revenues	$63,786	$83,267	$66,469	$72,329
Gross profit	5,089	7,643	5,606	6,534
Operating income (a)	3,999	8,688	953	743
Net income (loss)	(535)	1,880	(2,275)	(2,356)
Net income (loss) attributable to common stockholders	(2,020)	97	(3,282)	(3,820)

Net income per common share:
Basic	$(0.08)	$0.00	$(0.13)	$(0.15)
Diluted	(0.08)	0.00	(0.13)	(0.15)

For the Fiscal Year Ended June 30, 2017:
Revenues	$62,798	$72,327	$68,464	$73,339
Gross profit	6,222	6,795	6,183	6,908
Operating income	3,663	7,097	3,610	4,696
Net income (loss)	(744)	1,370	(1,071)	(402)
Net income (loss) attributable to common stockholders	(2,137)	(639)	(2,079)	(1,765)

Net income per common share:
Basic	$(0.08)	$(0.02)	$(0.08)	$(0.07)
Diluted	(0.08)	(0.02)	(0.08)	(0.07)

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiary, GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”); Royal Wolf Holdings Limited, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of June 30, 2017, our two geographic leasing operations lease and sell their products through twenty-one customer service centers (“CSCs”) in Australia, eleven CSCs in New Zealand, fifty-two branch locations in the United States and three branch locations in Canada. At that date, we had 247 and 524 employees and 42,230 and 38,482 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Year Ended June 30, 2017 (“FY 2017”) Compared to Year Ended June 30, 2016 (“FY 2016”)

The following compares our FY 2017 results of operations with our FY 2016 results of operations.

Revenues. Revenues decreased $9.0 million, or 3%, to $276.9 million in FY 2017 from $285.9 million in FY 2016. This consisted of a $3.8 million increase, or 2%, in revenues in our North American leasing operations; which were more than offset by decreases of $11.6 million, or 10%, in revenues in the Asia-Pacific area and $1.2 million, or approximately 20%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2017 versus FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2017 was $0.7541 U.S. dollar compared to $0.7287 U.S. dollar during FY 2016. As a result, FY 2017 total revenues in the Asia-Pacific area were impacted by an approximately 3% favorable foreign exchange translation effect when compared to FY 2016. In Australian dollars, total revenues in the Asia-Pacific area decreased by 13% in FY 2017 from FY 2016.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $8.1 million, or 6%, in FY 2017 from FY 2016, primarily in the commercial, industrial, government, mining and education sectors, which increased by an aggregate $18.0 million between the periods; and was partially offset by reductions in the oil and gas, services, construction and retail sectors totaling $10.0 million. At Lone Star, revenues declined by $4.3 million, or 18%, from $23.4 million in FY 2016 to $19.1 million in FY 2017. The revenue decrease in the Asia-Pacific area occurred primarily in the transportation, oil and gas and consumer sectors, which decreased between the periods by $13.8 million, and was partially offset by an increase of $1.8 million in the construction sector.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues, respectively, in FY 2017, compared to 40% and 60% of total non-manufacturing revenues, respectively in FY 2016.

Sales during FY 2017 amounted to $100.6 million, compared to $117.6 million during FY 2016; representing a decrease of $17.0 million, or 14%. This consisted of a $15.4 million decrease, or 24%, in sales in the Asia-Pacific area, a decrease of $0.4 million, or 1%, in our North American leasing operations and a decrease in manufacturing sales of $1.2 million at Southern Frac. The decrease in the Asia-Pacific area was comprised of a decrease of $2.3 million ($2.6 million decrease due to lower unit sales, $1.0 million decrease due to lower average prices and a $1.3 million increase due to foreign exchange movements) in the CSC operations and a decrease of $13.1 million ($9.9 million decrease due to lower unit sales, $3.4 million decrease due to lower average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in transportation, construction, oil and gas, consumer and moving and storage sectors, which decreased between the periods by $17.3 million; offset somewhat by increases in the mining and industrial sectors totaling $2.5 million. FY 2016 included several low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $14.0 million (approximately AUS$19.4 million), which were not repeated in FY 2017. In Australian dollars, total sales in the Asia-Pacific area decreased by 27% in FY 2017 from FY 2016. In our North American leasing operations, the sales decrease in FY 2017 from FY 2016 was primarily in the services, construction and oil and gas sectors, which decreased by a total of $9.4 million between the periods; offset somewhat by increases in primarily the commercial, industrial, government and mining sectors, which increased by over $9.0 million. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas. Sales at Southern Frac in both periods were primarily from chassis and other steel-based product lines.

Leasing revenues totaled $176.3 million in FY 2017, an increase of $8.0 million, or 3%, from $168.3 million in FY 2016. This consisted of increases of $3.8 million, or 7%, in the Asia-Pacific area, and $4.2 million, or 4%, in North America. In Australian dollars, leasing revenues increased by 3% in the Asia-Pacific area in FY 2017 from FY 2016.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 67%, respectively, during FY 2017, as compared to 83% and 68%, respectively, in FY 2016. The overall average utilization was 80% during both periods; and the average monthly lease rate of containers was AUS$158 in FY 2017 versus AUS$159 in FY 2016, caused primarily by a lower average lease rate in portable container buildings between the periods. Leasing revenues in FY 2017 increased from FY 2016 despite the lower composite monthly lease rate between the periods primarily because of the composite average monthly number of units on lease was approximately 600 higher in FY 2017 as compared to FY 2016, and a stronger Australian dollar between the periods . Leasing revenues increased in most sectors, but primarily in construction, transportation and special events, which increased by a total of $4.8 million between the periods; offset somewhat by decreases of an aggregate $2.1 million in the mining and industrial sectors.

In our North American leasing operations, average utilization rates were 75%, 78%, 48%, 78% and 81% and average monthly lease rates were $121, $321, $533, $282 and $774 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2017; as compared to 74%, 80%, 43%, 76% and 81% and average monthly lease rates were $121, $317, $699, $278 and $772 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2016, respectively. The average composite utilization rate was 73% FY 2017 and 71% in FY 2016, and the composite average monthly number of units on lease was over 3,200 higher in FY 2017 as compared to FY 2016. The increase in leasing revenues between the periods was primarily in the commercial, construction and industrial sectors, which increased by $9.4 in FY 2017 from FY 2016; offset somewhat by decreases in FY 2017 from FY 2016 in the oil and gas and retail sectors totaling $6.3 million. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $8.5 million, or 10%, in FY 2017 from FY 2016.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $14.5 million from $82.7 million during FY 2016 to $68.2 million during FY 2017, and our gross profit percentage from these non-manufacturing sales improved to 29% in FY 2017 from 26% in FY 2016, primarily as a result of the low-margin sales in the Asia-Pacific area in FY 2016 discussed above. Cost of sales from our manufactured products totaled $6.3 million in FY 2017, as compared to $10.1 million in FY 2016, resulting in reducing our gross margin loss from $3.9 million in FY 2016 to $1.4 million in FY 2017. The loss incurred during both periods was due primarily to the lack of production and sales volume from our portable liquid containment tanks and other steel-based products, primarily chassis. We remain focused on making our chassis and other steel-based products commercially viable in order to diversify outside of our core portable liquid containment business.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $6.2 million from $137.8 million during FY 2016 to $144.0 million during FY 2017. As a percentage of revenues, these costs increased to 52% during FY 2017 from 48% in FY 2016 due to operating expenses not proportionately decreasing with lower revenues, primarily as a result of the adverse effect of lower lease rates between the periods in the oil and gas market in North America, the overall lower average lease rate in the Asia-Pacific area and the beneficial effect on the percentage of the higher revenues in FY 2016 from the low-margin sales in the Asia-Pacific area discussed above.

Impairment of Goodwill. In FY 2016, we recognized a non-cash impairment charge of $2.7 million to the goodwill recorded in our North American manufacturing operations as a result of the Southern Frac acquisition. Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion regarding goodwill.

Depreciation and Amortization. Depreciation and amortization increased by $1.5 million to $39.3 million in FY 2017 from $37.8 million in FY 2016. This consisted of an increase of $2.3 million in the Asia-Pacific, or 16%, primarily as a result of the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2017 versus FY 2016 (in Australian dollars, depreciation and amortization increased by 12%); which offset somewhat by a $0.8 million decrease in North America, consisting of decreases at Lone Star and Southern Frac of $0.8 million and $0.4 million, respectively, and a $0.4 million increase at Pac-Van, primarily as a result of our increased investment in lease fleet purchases and business acquisitions.

Interest Expense. Interest expense of $19.7 million in FY 2017 was comparable to FY 2016. In North America, the higher interest expense of $1.4 million was due to the weighted-average interest rate of 5.3% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2017 being higher than the 4.9% in FY 2016, as well as the average borrowings being comparatively higher between the periods. In the Asia-Pacific area, reduced interest expense of $1.4 million was due to the weighted-average interest rate of 5.0% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2017 being lower than the 5.4% in FY 2016, as well as average borrowings being comparatively lower between the periods. However, this was partially offset by the stronger Australian dollar between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.7658 at June 30, 2015, $0.74425 at June 30, 2016 and $0.76869 at June 30, 2017. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(103,000) and $80,000, and $(375,000) and $39,000, respectively. In addition, in FY 2016 and FY 2017, unrealized exchange losses on forward exchange contracts totaled $367,000 and $12,000, respectively. In FY 2016, we sold our owned real properties in the Asia-Pacific area for a net gain of $109,000.

Income Taxes. Our effective income tax rate was 2.9% and 40.0% in FY 2017 and FY 2016, respectively. In FY 2016, the effective tax rate is greater than the U.S. federal tax rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. In FY 2017, the effective tax rate is lower than the U.S. federal tax rate primarily as a result of adjustments to estimated state deferred tax liabilities, net of U.S. federal tax benefit, totaling $297,000, which more than offset the same multijurisdictional factors present in FY 2016.

Preferred Stock Dividends. In both FY 2017 and FY 2016, we paid $3.7 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and Southern Frac results of operations were approximately $2.1 million in both FY 2017 and FY 2016.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $6.6 million in FY 2017 versus $9.0 million in FY 2016, an improvement of $2.4 million, primarily as a result of higher operating profit in North America (FY 2016 included a pretax impairment charge of $2.7 million) and a stronger Australian dollar between the periods, offset somewhat by lower operating profit in the Asia-Pacific area.

FY 2016 Compared to Year Ended June 30, 2015 (“FY 2015”)

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

	Year Ended June 30,
	2013	2014	2015	2016	2017
Net income (loss)	$11,413	$15,149	$13,045	$(3,286)	$(847)
Add —
Provision (benefit) for income taxes	8,195	11,620	8,697	(2,191)	(25)
Foreign currency exchange loss (gain) and other	(1,028)	1,372	273	309	351
Interest expense	10,969	11,952	21,096	19,648	19,653
Interest income	(58)	(52)	(68)	(97)	(66)
Depreciation and amortization	22,241	27,127	38,571	38,634	40,092
Impairment of goodwill and trade name	—	—	—	3,068	—
Share-based compensation expense	1,316	1,938	2,174	2,388	1,374
Expenses of postponed public equity offering	—	—	365	—	—
Inventory write-downs and related	—	—	—	1,630	—
Non-recurring severance costs and CEO retirement compensation at Royal Wolf	—	—	—	727	—
Refinancing costs not capitalized	—	—	—	—	437
Adjusted EBITDA	$53,048	$69,106	$84,153	$60,830	$60,969

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

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $115,304,000 (AUS$150,000,000) secured senior credit facility, as last amended in December 2016, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $69,182,000 (AUS$90,000,000) and CBA’s proportionate share is $46,122,000 (AUS$60,000,000). The ANZ/CBA Credit Facility is secured by substantially all of the assets of our Australian and New Zealand subsidiaries and has $76,869,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $38,435,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $237,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility matures on March 24, 2022, assuming our publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There is also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First In Last Out Term Loan (”FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000, and inclusive in the $237,000,000 total amount. The FILO Term Loan has the same maturity date and commences principal amortization on October 1, 2018 at $500,000 per quarter.

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

Corporate Senior and Other Debt

Credit Suisse Term Loan

On March 31, 2014, we entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, we borrowed the $25,000,000 available to it. Since that time we have prepaid $15,000,000 of the initial borrowings, and $9,920,000 remained outstanding at June 30, 2017, net of unamortized debt issuance costs of $80,000. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that it will mature on July 1, 2018. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S.

Senior Notes

On June 18, 2014, we completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, we used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. At June 30, 2017, the Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,319,000, net of unamortized debt issuance costs of $2,071,000).

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock and 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”), if and when declared by our Board of Directors. While we own a majority interest of Royal Wolf and its results and accounts are included in our consolidated financial statements, access to its operating cash flows, cash on hand and other financial assets and the borrowing capacity under its senior credit facility are limited to us in North America contractually by its senior lenders and, to a certain extent, as a result of Royal Wolf being a public reporting entity on the Australian Stock Exchange through June 30, 2017.

Reference is made to Note 13 of Notes to Consolidated Financial Statements for a discussion of recent developments.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2015	2016	2017
Net cash provided by operating activities	$38,249	$48,822	$35,307

Net cash used in investing activities	$(107,430)	$(35,378)	$(30,722)

Net cash provided by (used in) financing activities	$67,420	$(5,577)	$(6,159)

Cash Flow for FY 2017 Compared to FY 2016

Operating activities. Our operations provided cash of $35.7 million during FY 2017 versus providing $48.8 million during FY 2016, a decrease of $13.1 million. While the net loss of $0.8 million in FY 2017 was $2.5 less than the $3.3 million net loss in FY 2016, our management of operating assets and liabilities in FY 2017, when compared to FY 2016, reduced cash by $17.7 million. The primary reason for this was the increase in trade and other receivables and the timing on the satisfaction of trade payables, accrued liabilities and unearned revenues during FY 2017 that, when compared to FY 2016, reduced cash by $21.3 million between the periods. In FY 2017 these operating accounts reduced cash by $7.3 million, whereas in FY 2016 they increased cash by $14.0 million. While historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course, having a more than usual impact this time was our days sales outstanding (“DSO”) in trade receivables in the Asia-Pacific area, which increased to 49 days at June 30, 2017, as compared to 36 days at June 30, 2016, which was an exceptional DSO. The main factors contributing to the increase are the economic climate within Australia, which is being adversely impacted by an apparent lack of business confidence, coupled with our increased activity in the building and construction industry, whose payment profile is usually 60 days. However, we do expect this situation to normalise to a more standard 40—45 days in the Asia-Pacific region as a result of, among other things, improved collection efforts and system improvements. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, caused a net increase of $0.7 million to operating cash flows in FY 2017 versus a net increase of $0.5 million in FY 2016. Further, non-cash adjustments relating to impairment of goodwill, depreciation, amortization (including amortization of deferred financing costs) and accretion of interest also decreased cash between the periods by $1.8 million, from $43.7 million in FY 2016 to $41.9 million in FY 2017. In FY 2016 operating cash flows increased by $3.1 million as a result of the non-cash addback of the goodwill and trade name impairment charge recognized at Southern Frac. Finally, while operating cash flows were enhanced by non-cash share-based compensation of $1.4 million in FY 2017 and $2.4 million in FY 2016, it resulted in a decrease of $1.0 million between the periods. During the first quarter of FY 2017, a benefit of $0.7 million was recorded at Royal Wolf; primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 9 of Notes to Consolidated Financial Statements). Offsetting these reductions somewhat were the non-cash adjustments of deferred income taxes and gains on the sales of lease fleet, which increased cash from operating activities by $3.0 million and $2.7 million, respectively, in FY 2017 from FY 2016.

Investing Activities. Net cash used in investing activities was $30.7 million during FY 2017, as compared to $35.4 million used during FY 2016, resulting in an increase to cash of $4.7 million. Purchases of property, plant and equipment (or rolling stock) were $3.7 million in FY 2017 and $4.2 million in FY 2016, a decrease of $0.5 million. In FY 2017, proceeds from sales of property, plant and equipment were only $0.3 million, as compared to $10.6 million in FY 2016, when all of our owned real properties in the Asia-Pacific area were sold for $10.3 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $21.8 million in FY 2017 as compared to $20.8 million in FY 2016, a decrease of $1.0 million. In FY 2017, net capital expenditures of lease fleet were approximately $10.7 million in North America, as compared to $14.7 million in FY 2016, a decrease of $4.0 million; and net capital expenditures of lease fleet in the Pan Pacific totaled $11.1 million in FY 2017, versus $6.1 million in FY 2016, an increase of $5.0 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services. In FY 2017, we made three business acquisitions (two in North America and one in the Asia-Pacific area) for cash of $5.0 million; as compared to six business acquisitions (four in North America and two in the Asia-Pacific area) during FY 2016 for cash totaling $20.7 million (see Note 4 of Notes to Consolidated Financial Statements).

Financing Activities. Net cash used in financing activities was $6.2 million during FY 2017, as compared to net cash used of $5.6 million during FY 2016, a decrease to cash of $0.6 million. In FY 2017 and FY 2016, financing activities included net reductions of $3.3 million and net borrowings of $1.3 million, respectively, on existing credit facilities. In addition, in FY 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5.4 million. These financing activities on our existing credit facilities and Senior Notes were primarily to fund our investment in the container lease fleet and business acquisitions and, in FY 2017, for the management of operating assets and liabilities. Cash of $3.7 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2017 and FY 2016, Royal Wolf paid capital stock dividends of $1.9 million and $2.9 million, respectively, to noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements). Additionally, during FY 2016, $0.2 million of cash was used to make a distribution to the noncontrolling interest of Southern Frac. During FY 2017, we paid deferred financing costs of $2.8 million primarily for the amendment and extension of our senior secured credit facilities in both North America and the Asia-Pacific area, as well as for the “tack-on” offering of our publicly-traded Senior Notes.

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

Asset Management

Receivables and inventories were $44.4 million and $29.6 million at June 30, 2017 and $38.1 million and $34.6 million at June 30, 2016, respectively. At June 30, 2017, DSO in trade receivables were 49 days and 46 days in the Asia-Pacific area and our North American leasing operations, as compared to 36 days and 49 days at June 30, 2016, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $427.3 million at June 30, 2017, as compared to $419.3 million at June 30, 2016. At June 30, 2017, we had 80,712 units (23,222 units in retail operations in Australia, 8,871 units in national account group operations in Australia, 10,137 units in New Zealand, which are considered retail; and 38,482 units in North America) in our lease fleet, as compared to 78,605 units (22,194 units in retail operations in Australia, 9,688 units in national account group operations in Australia, 9,745 units in New Zealand, which are considered retail; and 36,978 units in North America) at June 30, 2016. At those dates, 63,321 units (19,554 units in retail operations in Australia, 5,287 units in national account group operations in Australia, 8,930 units in New Zealand, which are considered retail; and 29,550 units in North America); and 57,265 units (17,829 units in retail operations in Australia, 5,816 units in national account group operations in Australia, 8,218 units in New Zealand, which are considered retail; and 25,402 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 34,625 storage and freight containers and 7,605 portable building containers at June 30, 2017; and 35,060 storage and freight containers and 6,567 portable building containers at June 30, 2016. At those dates, units on lease were comprised of 28,280 storage and freight containers and 5,491 portable building containers; and 27,259 storage and freight containers and 4,604 portable building containers, respectively.

In North America, the lease fleet was comprised of 25,175 storage containers, 3,552 office containers (GLOs), 4,097 portable liquid storage tank containers, 4,491 mobile offices and 1,167 modular units at June 30, 2017; and 24,084 storage containers, 3,106 office containers (GLOs), 4,056 portable liquid storage tank containers, 4,590 mobile offices and 1,142 modular units at June 30, 2016. At those dates, units on lease were comprised of 19,296 storage containers, 2,885 office containers, 2,672 portable liquid storage tank containers, 3,732 mobile offices and 965 modular units; 17,081 storage containers, 2,394 office containers, 1,501 portable liquid storage tank containers, 3,518 mobile offices and 908 modular units, respectively.

Contractual Obligations and Commitments

Our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. The table below provides a summary of our contractual obligations and reflects expected payments due as of June 30, 2017 and does not reflect changes that could arise after that date (dollars in thousands).

	Total	Within 1 Year	Within 1 to 2 Years	Within 2 to 3 Years	Within 3 to 4 Years	Within 4 to 5 Years	More than 5 Years
ANZ/CBA Credit Facility	$81,051	$—	$—	$26,429	$—	$54,622	$—
Interest payment obligations under the ANZ/CBA Credit Facility (a)	15,768	4,215	4,215	2,910	2,840	1,588	—
Wells Fargo Credit Facility	180,946	—	1,500	2,000	2,000	175,446	—
Interest payment obligations under the Wells Fargo Credit Facility (b)	40,166	8,817	8,725	8,512	8,267	5,845	—
Credit Suisse Term Loan	9,920	—	9,920	—	—	—	—
Interest payment obligations under the Credit Suisse Term Loan (c)	962	880	82	—	—	—	—
Senior Notes	75,319	—	—	—	—	75,319	—
Interest payment obligations under the Senior Notes (d)	27,747	6,288	6,288	6,288	6,288	2,595	—
Other (e)	8,402	4,011	2,248	1,262	94	99	688
Other interest payment obligations (f)	785	384	196	91	50	44	20
Operating leases (g)	38,473	9,418	7,172	5,422	4,017	2,722	9,722

Total	$479,539	$34,013	$40,346	$52,914	$23,556	$318,280	$10,430

(a) Interest payment obligations under the ANZ/CBA Facility, which are subject to a variable rate, were calculated using a weighted –average rate during the fourth quarter of FY 2017 of 5.2%.

(b) Interest payment obligations under the Wells Fargo Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2017 of 12.22% on the $20,000 FILO Term Loan and 3.96% on the remaining balance.

(c) Interest payment obligations under the Credit Suisse Term Loan, which are subject to a variable rate, were calculated using a rate at June 30, 2017 of 8.8%.

(d) Interest payment obligations under the Senior Notes were calculated using the stated rate of 8.125%.

(e) Includes primarily certain holdback and other notes incurred in connection with acquisitions (see Note 4 of Notes to Consolidated Financial Statements) and equipment financing activities.

(f) Other interest payment obligations were calculated using a weighted –average rate during the fourth quarter of FY 2017 of 6.0% (interest payments subsequent to June 30, 2022 are considered immaterial and are not calculated).

(g) See Note 10 of Notes to Consolidated Financial Statements.

We estimate the annual distribution requirements with respect to our Series C Preferred Stock and Series B Preferred Stock outstanding at June 30, 2017 to be approximately $3.7 million. Dividends are paid when and if declared by our Board of Directors and accumulate if not paid.

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

We are required to estimate the collectability of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. On a recurring basis, we evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, days sales outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased net income. Prior to FY 2016, uncollectible accounts were generally within the range of our expectations; however, in FY 2016 and FY 2017 we incurred more than our historically normal provision and write-offs for bad debts, primarily for customers in the oil and gas sector.

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

.

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

We assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. Prior to June 30, 2017, if we did determine that fair value is more likely than not less than the carrying amount, a quantitative two-step impairment test process would be applied. The first step in this quantitative process is a screen for potential impairment where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If, however, the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. If the implied fair value is less than the carrying value of the goodwill, an impairment loss would be recorded for the difference. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, which removed the requirement for a Step 2 goodwill impairment test and permitted early adoption for interim or annual goodwill impairment tests performed on dates on or after January 1, 2017. We adopted ASU No. 2017-04 effective June 30, 2017 and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. At March 31, 2016, we determined that qualitative factors in our North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11% of the book value of its net assets, its implied value of goodwill was still greater than its carrying value. However, we determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016.

At June 30, 2016, the annual step one impairment analysis performed on the North American reporting units, Pac-Van and Lone Star, calculated that the value of goodwill was still greater than its carrying value and that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital at that date was approximately 21% and 12%, respectively, of the book value of their respective net assets. At June 30, 2017, the annual impairment analysis performed calculated that the value of goodwill at Lone Star was still greater than its carrying value and that the amount by which the excess of the estimated fair value exceeded its carrying value of invested capital at that date was still over 12% of the book value of its net assets. We base our fair value estimates on assumptions that we believe are reasonable but are uncertain and subject to changes in market conditions.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangible assets (those assets resulting from acquisitions) for impairment if we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If we determine that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If we determine that fair value is not likely to be less than the carrying amount, then no further testing would be required. We conducted our review at each fiscal yearend, which did not result in an impairment adjustment at June 30, 2017, but did result in an impairment write-down at June 30, 2016 of $387,000 to the carrying amount of the trade name recorded at Southern Frac. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which we believe are reasonable, but are uncertain and subject to changes in market conditions.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of June 30, 2017.

Our independent registered public accounting firm, Crowe Horwath LLP, audited our internal control over financial reporting as of June 30, 2017, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K, which expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of June 30, 2017.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

III-1

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

(b) Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).
2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).
3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).
3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).
3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).
3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).
3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).
3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).
3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).
3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).
3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).
4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).
4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).
4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

Exhibit No.	Exhibit Description
4.5	Form of 8.125% Senior Note due 2021 (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).
10.1	General Finance Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).
10.2	Underwriting Agreement dated May 13, 2011 (incorporated by reference to Registrant’s Form 8-K filed May 19, 2011).
10.3	Facility Agreement dated March 31, 2014 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed April 4, 2014).
10.4	Amended and Restated Asset Purchase Agreement dated as April 4, 2014 by and among KHM Rentals, LLC, Lone Star Tank Rental L.P., the Principals listed in Exhibit A attached hereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).
10.5	Amended and Restated Credit Agreement dated April 7, 2014 by and among Wells Fargo Bank, National Association, HSBC Bank USA, N.A., certain other lenders parties thereto, Pac-Van, Inc., and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).
10.6	Stockholders Agreement dated April 7, 2014 by and among General Finance Corporation and the stockholders of General Finance Corporation parties thereto (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).
10.7	Pledge Agreement dated April 7, 2014 by and among Bobby Herricks, Justin Herricks, General Finance Corporation and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).
10.8	Non-Negotiable Promissory Note dated April 7, 2014 in the original principal amount of $5,000,000 by Lone Star Inc. held by KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).
10.9	Continuing Guaranty dated April 7, 2014 of GFN North America Corp. in favor of KHM Rentals, LLC and Lone Star Tank Rental, L.P. (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014).
10.10	ANZ Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Trading Australia Pty Limited (“Royal Wolf Australia”), Royalwolf Trading New Zealand Limited (“Royal Wolf New Zealand”), Australia and New Zealand Banking Group Limited (“ANZ”) and ANZ Bank New Zealand Limited (“ANZ New Zealand”) (incorporated by reference to Registrant’s Form 8-K filed April 8, 2014) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).
10.11	CBA Multicurrency Facility Agreement dated May 8, 2014 among Royal Wolf Australia, Royal Wolf New Zealand and Commonwealth Bank of Australia (“CBA”) (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).
10.12	Deed Poll dated May 7, 2014 entered into among ANZ, ANZ New Zealand, CBA, Royal Wolf Australia and Royal Wolf New Zealand (incorporated by reference to Registrant’s Form 8-K filed May 12, 2014).
10.13	Amendment No. 1 among Pac-Van, Lone Star, Wells Fargo Bank, National Association, HSBC Bank USA, NA and Capital One Business Credit Corp. (incorporated by reference to Registrant’s Form 8-K filed May 29, 2014).

10.14	Employment Agreement dated May 30, 2014 between Royal Wolf Trading Australia Pty Limited and Robert Allan (incorporated by reference to Registrant’s Form 8-K filed June 4, 2014)

10.15	Underwriting Agreement dated June 11, 2014 between Sterne, Agee & Leach, Inc., as representative of the several underwriters, and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed June 16, 2014).

10.16	General Finance Corporation 2014 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 17, 2014).

10.17	Fifth Amendment to Credit and Security Agreement dated December 3, 2014 among Wells Fargo Bank, National Association, Southern Frac, the Company and GFNMC (incorporated by reference to Registrant’s Form 8-K filed December 5, 2014).

10.18	Amendment to General Finance Corporation 2014 Stock Incentive Plan Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).

Exhibit No.	Exhibit Description
10.19	Amendment No. 2 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company, Capital One Business Credit Corp. and OneWest Bank N.A. (incorporated by reference to Registrant’s Form 8-K filed January 6, 2015)

10.20	Employment Agreement with Jody Miller dated June 1, 2015 (incorporated by reference to Registrant’s Form 8-K filed June 1, 2015).

10.21	Amendment No. 3 dated May 29, 2015 to Amended and Restated Credit Agreement among Pac-Van, Lone Star, GFNRC, Wells Fargo Bank, National Association, HSBC Bank USA, NA, The PrivateBank and Trust Company and OneWest Bank N.A. 2015 (incorporated by reference to Registrant’s Form 8-K filed June 1, 2015).

10.22	Amendment No. 4 dated June 30, 2015 to Amended and Restated Credit Agreement among Wells Fargo Bank, National Association, HSBC Bank USA, NA, OneWest Bank N.A., Pac-Van, Lone Star, GFNRC, Southern Frac and GFNMC(incorporated by reference to Registrant’s Form 8-K filed July 2, 2015).

10.23	Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Registrant’s Form 8-K filed December 9, 2015)

10.24	Amendment and Restatement Agreement dated January 27, 2016 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed January 28, 2016)

10.25	Second Variation Deed dated December 15, 2016 (in Australia) among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Kookaburra Containers Pty Ltd. Royalwolf Trading New Zealand Limited, Royalwolf NZ Acquisition Co. Limited, Australia and New Zealand Banking Group Limited and ANZ Bank New Zealand Limited (incorporated by reference to Registrant’s Form 8-K filed December 19, 2016)

10.26	Second Variation Deed dated December 15, 2016 (in Australia) among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Kookaburra Containers Pty Ltd. Royalwolf Trading New Zealand Limited, Royalwolf NZ Acquisition Co. Limited and Commonwealth Bank of Australia (incorporated by reference to Registrant’s Form 8-K filed December 19, 2016)

10.27	Common Terms Deed Poll (incorporated by reference to Registrant’s Form 8-K filed December 19, 2016)

10.28	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), the Private Bank and Trust Company (the “Private Bank”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, N.A. (“BHI”) and GACP I, L.P. (“Great American” and collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), GFN Realty Company, LLC, (“GFNRC”), Lone Star Tank Rental Inc. (“Lone Star”), Pac-Van, Inc. (“Pac-Van”), Southern Frac, LLC (“Southern Frac”), PV Acquisition Corp., (“PV Acquisition”), GFN Manufacturing Corporation (“GFN Manufacturing”), and GFN North America Corp. (“GFNNA” and collectively with GFNRC, Southern Frac, Lone Star, Pac-Van, PV Acquisition and GFN Manufacturing, the “Credit Parties”) (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.29	Pledge Agreement dated March 24, 2017 by GFN Realty Company, LLC (“GFN Realty”), for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.30	Master Assignment and Assumption Agreement dated March 24, 2017 among Pac-Van, the Lenders, Capital One Business Corp. and HSBC Bank U.S.A. (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.31	Intercreditor Provisions dated March 24, 2017 among the Lenders and the Credit Parties (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017)

10.32	Underwriting Agreement dated April 18, 2017 between D.A. Davidson & Co. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed April 19, 2017)

10.33	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo, East West, CIT, the Private Bank, Key Bank, BHI and Great American (collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), and the Credit Parties. (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017)

Exhibit No.	Exhibit Description
10.34	Amendment No. 6 to Amended and Restated Credit Agreement dated March 24, 2017 among Wells Fargo Bank, East West, CIT, Private Bank, Key Bank, BHI, Great American, GFNRC, Lone Star, Pac-Van and Southern Frac. (Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission) (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017)
10.35	Second Amendment and Restatement Agreement dated June 12, 2017 among General Finance Corporation, GFN U.S. Australasia Holdings, Inc. and Credit Suisse AG, Singapore Branch (incorporated by reference to Registrant’s Form 8-K filed June 13, 2017)
10.36	Increase and Joinder Agreement dated as of June 30, 2017 among Wells Fargo Bank, National Association, Associated Bank, N.A., East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC (incorporated by reference to Registrant’s Form 8-K filed July 6, 2017)
21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a) Filed herewith.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Ronald F. Valenta	September 8, 2017

Name: Ronald F. Valenta Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ronald F. Valenta
	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	September 8, 2017
Ronald F. Valenta

/s/ Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 8, 2017
Charles E. Barrantes

/s/ James B. Roszak
	Lead Independent Director	September 8, 2017
James B. Roszak

/s/ Manuel Marrero
	Director	September 8, 2017
Manuel Marrero

/s/ Susan L. Harris
	Director	September 8, 2017
Susan L. Harris

/s/ Larry D. Tashjian
	Director	September 8, 2017
Larry D. Tashjian

/s/ William H. Baribault	Director	September 8, 2017

William H. Baribault

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

Pasadena, California

We have audited the accompanying consolidated balance sheets of General Finance Corporation as of June 30 2017 and 2016 and the related consolidated statements of operations, comprehensive income/loss, equity, and cash flows for each of the years in the three-year period ended June 30, 2017. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a) of this Form 10-K. We also have audited General Finance Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Finance Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and the financial statement schedule listed in Item 15(a) and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Finance Corporation as of June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, General Finance Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Sherman Oaks, California

September 8, 2017

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2016	June 30, 2017

Assets
Cash and cash equivalents	$9,342	$7,792
Trade and other receivables, net of allowance for doubtful accounts of $8,876 and $6,387 at June 30, 2016 and 2017, respectively	38,067	44,390
Inventories	34,609	29,648
Prepaid expenses and other	9,366	8,923
Property, plant and equipment, net	26,951	23,388
Lease fleet, net	419,345	427,275
Goodwill	102,546	105,129
Other intangible assets, net	33,348	28,769

Total assets	$673,574	$675,314

Liabilities
Trade payables and accrued liabilities	$43,476	$42,774
Income taxes payable	175	—
Unearned revenue and advance payments	14,085	15,548
Senior and other debt, net	352,220	355,638
Deferred tax liabilities	39,006	38,106

Total liabilities	448,962	452,066

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2016 and 2017	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,218,772 and 26,611,688 shares issued and outstanding at June 30, 2016 and 2017, respectively	3	3

Additional paid-in capital	122,568	120,370

Accumulated other comprehensive loss	(14,129)	(12,355)

Accumulated deficit	(10,010)	(12,972)

Total General Finance Corporation stockholders’ equity	138,532	135,146

Equity of noncontrolling interests	86,080	88,102

Total equity	224,612	223,248

Total liabilities and equity	$673,574	$675,314

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,

	2015	2016	2017

Revenues
Sales:
Lease inventories and fleet	$90,275	$111,439	$95,764
Manufactured units	13,981	6,179	4,895

	104,256	117,618	100,659
Leasing	199,569	168,233	176,269

	303,825	285,851	276,928

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	64,772	82,683	68,215
Manufactured units	10,907	10,063	6,336
Direct costs of leasing operations	76,770	69,134	76,306
Selling and general expenses	70,602	68,697	67,705
Impairment of goodwill and trade name	—	3,068	—
Depreciation and amortization	37,731	37,823	39,300

Operating income	43,043	14,383	19,066

Interest income	68	97	66
Interest expense (includes cash flow hedge reclassifications from AOCI of an unrealized gain of $104 in 2015 and $1,073 in 2017)	(21,096)	(19,648)	(19,653)
Foreign currency exchange loss and other	(273)	(309)	(351)

	(21,301)	(19,860)	(19,938)

Income (loss) before provision for income taxes	21,742	(5,477)	(872)

Provision (benefit) for income taxes (includes provision from AOCI reclassifications of $42 in 2015 and $31 in 2017)	8,697	(2,191)	(25)

Net income (loss)	13,045	(3,286)	(847)

Preferred stock dividends	(3,658)	(3,668)	(3,658)
Noncontrolling interest	(5,912)	(2,071)	(2,115)

Net income (loss) attributable to common stockholders	$3,475	$(9,025)	$(6,620)

Net income (loss) per common share:
Basic	$0.13	$(0.35)	$(0.25)
Diluted	0.13	(0.35)	(0.25)

Weighted average shares outstanding:
Basic	25,805,679	26,060,823	26,348,344
Diluted	26,233,144	26,060,823	26,348,344

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,

	2015	2016	2017

Net income (loss)	$13,045	$(3,286)	$(847)

Other comprehensive income (loss):

Change in fair value, net of cash flow hedge reclassifications to the statement of operations of an unrealized gain of $104 in 2015 and $1,073 in 2017, and net of income tax effect of (145), $325 and $(191) in 2015, 2016 and 2017, respectively	(298)	406	(222)

Cumulative translation adjustment	(28,196)	(2,543)	3,814

Total comprehensive income (loss)	(15,449)	(5,423)	2,745

Allocated to noncontrolling interests	7,794	(1,190)	(3,933)

Comprehensive loss allocable to General Finance Corporation stockholders	$(7,655)	$(6,613)	$(1,188)

The accompanying notes are an integral part of these consolidated financial statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at June 30, 2014	$40,100	$3	$128,030	$1,915	$(11,786)	$158,262	$99,623	$257,885

Share-based compensation	—	—	1,738	—	—	1,738	436	2,174

Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Dividends on capital stock by subsidiary	—	—	—	—	—	—	(3,922)	(3,922)
Purchases of subsidiary capital stock	—	—	(2,534)	—	—	(2,534)	(852)	(3,386)
Issuance of 16,002 shares of common stock at acquisition of Black Angus	—	—	156	—	—	156	—	156

Issuance of 195,879 shares of common stock on exercises of stock options	—	—	556	—	—	556	—	556
Grant of net 110,382 shares of restricted stock	—	—	—	—	—	—	—	—
Grant of 29,358 shares of common stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	7,133	7,133	5,912	13,045
Fair value change in derivative, net of related tax effect	—	—	—	(152)	—	(152)	(146)	(298)

Cumulative translation adjustment	—	—	—	(14,636)	—	(14,636)	(13,560)	(28,196)

Total comprehensive loss	—	—	—	—	—	(7,655)	(7,794)	(15,449)

Balance at June 30, 2015	40,100	3	124,288	(12,873)	(4,653)	146,865	87,491	234,356

Share-based compensation	—	—	1,908	—	—	1,908	480	2,388

Preferred stock dividends	—	—	(3,668)	—	—	(3,668)	—	(3,668)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(3,081)	(3,081)
Issuance of 13,000 shares of common stock on exercises of stock options	—	—	40	—	—	40	—	40
Grant of net 110,382 shares of restricted stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(5,357)	(5,357)	2,071	(3,286)
Fair value change in derivative, net of related tax effect	—	—	—	207	—	207	199	406

Cumulative translation adjustment	—	—	—	(1,463)	—	(1,463)	(1,080)	(2,543)

Total comprehensive income (loss)	—	—	—	—	—	(6,613)	1,190	(5,423)

Balance at June 30, 2016	$40,100	$3	$122,568	$(14,129)	$(10,010)	$138,532	$86,080	$224,612

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative		Additional	Accumulated Other	Retained Earnings	Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	(Accumulated Deficit)	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Share-based compensation	—	—	1,406	—	—	1,406	(32)	1,374

Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,879)	(1,879)

Issuance of 21,500 shares of common stock on exercises of stock options	—	—	54	—	—	54	—	54
Grant of 22,112 shares of common stock	—	—	—	—	—	—	—	—
Grant of net 349,304 shares of restricted stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(2,962)	(2,962)	2,115	(847)

Fair value change in derivative, net of related tax effect	—	—	—	(113)	—	(113)	(109)	(222)

Cumulative translation adjustment	—	—	—	1,887	—	1,887	1,927	3,814

Total comprehensive income (loss)	—	—	—	—	—	(1,188)	3,933	2,745

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$223,248

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,

	2015	2016	2017

Cash flows from operating activities:
Net income (loss)	$13,045	$(3,286)	$(847)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(87)	(61)	(126)
Gain on sales of lease fleet	(5,802)	(6,384)	(3,700)
Gain on bargain purchase of businesses	—	(72)	—
Unrealized foreign exchange loss	512	103	375
Unrealized loss (gain) on forward exchange contracts	(383)	367	12
Unrealized gain on interest rate swaps and options	(104)	—	(1,073)
Impairment of goodwill and trade name	—	3,068	—
Depreciation and amortization	38,571	38,634	40,092
Amortization of deferred financing costs	1,564	1,466	1,504
Accretion of interest	1,508	536	316
Share-based compensation expense	2,174	2,388	1,374
Deferred income taxes	5,532	(4,195)	(1,194)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	15,482	9,486	(5,445)
Inventories	(9,965)	4,813	6,253
Prepaid expenses and other	2,614	(1,498)	492
Trade payables, accrued liabilities and unearned revenues	(26,956)	4,511	(1,843)
Income taxes	544	(1,054)	(883)

Net cash provided by operating activities	38,249	48,822	35,307

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(34,051)	(20,658)	(4,993)
Proceeds from sales of property, plant and equipment	452	10,609	267
Purchases of property, plant and equipment	(17,961)	(4,224)	(3,693)
Proceeds from sales of lease fleet	23,893	28,547	24,030
Purchases of lease fleet	(78,535)	(49,320)	(45,812)
Other intangible assets	(1,228)	(332)	(521)

Net cash used in investing activities	(107,430)	(35,378)	(30,722)

Cash flows from financing activities:
Net proceeds from (repayments of) equipment financing activities	577	(651)	(483)
Proceeds from (repayments of) senior and other debt borrowings, net	77,496	1,989	(2,782)
Proceeds from issuances of 8.125% senior notes	—	—	5,390
Deferred financing costs	(243)	(206)	(2,801)
Proceeds from issuances of common stock	556	40	54
Purchases of subsidiary capital stock	(3,386)	—	—
Dividends and distributions by subsidiaries	(3,922)	(3,081)	(1,879)
Preferred stock dividends	(3,658)	(3,668)	(3,658)

Net cash provided by (used in) financing activities	67,420	(5,577)	(6,159)

Net increase (decrease) in cash	(1,761)	7,867	(1,574)

Cash and equivalents at beginning of period	5,846	3,716	9,342

The effect of foreign currency translation on cash	(369)	(2,241)	24

Cash and equivalents at end of period	$3,716	$9,342	$7,792

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$17,416	$17,519	$18,914
Income taxes	2,322	4,163	2,479

Non-cash investing and financing activities (see Note 4):

On July 1, 2014, the Company issued common stock of $156 as part of the consideration for a business acquisition.

The Company included non-cash holdback amounts totaling $3,152, $1,849 and $376 as part of the consideration for business acquisitions during the year ended June 30, 2015, 2016 and 2017, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiary, GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”); over 50%-owned Royal Wolf Holdings Limited, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”).

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

Unless otherwise indicated, references to “FY 2015,” “FY 2016” and “FY 2017” are to the fiscal years ended June 30, 2015, 2016 and 2017, respectively.

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

	June 30,
	2016	2017

Finished goods	$29,790	$25,564
Work in-process	2,298	1,844
Raw materials	2,521	2,240

	$34,609	$29,648

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,

		2016	2017

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,887	4,890
Transportation and plant equipment (including capital lease assets)	3 — 20 years	38,424	39,899
Furniture, fixtures and office equipment	3 — 10 years	9,531	10,683

		55,010	57,640
Less accumulated depreciation and amortization		(28,059)	(34,252)

		$26,951	$23,388

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2016 and 2017, the gross costs of the lease fleet were $503,817,000 and $534,197,000, respectively.

Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2016 and 2017.

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

The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for the Company’s overall business; (3) significant changes during the period in the Company’s market capitalization relative to net book value; and (4) significant negative industry or general economic trends. Prior to June 30, 2017, if the Company did determine that fair value is more likely than not less than the carrying amount, a quantitative two-step impairment test process would be applied. The first step in this quantitative process is a screen for potential impairment where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If, however, the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. If the implied fair value is less than the carrying value of the goodwill, an impairment loss would be recorded for the difference. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, which removed the requirement for a Step 2 goodwill impairment test and permitted early adoption for interim or annual goodwill impairment tests performed on dates on or after January 1, 2017. The Company adopted ASU No. 2017-04 effective June 30, 2017 and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2016, the Company determined that qualitative factors in its North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11% of the book value of its net assets, its implied value of goodwill was still greater than its carrying value. However, the Company determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. At June 30, 2016, the annual step one impairment analysis performed on the North American reporting units, Pac-Van and Lone Star, calculated that the value of goodwill was still greater than its carrying value and that the amount by which the excess of the estimated fair values exceeded their respective carrying value of invested capital at that date was approximately 21% and 12%, respectively, of the book value of their respective net assets. At June 30, 2017, the annual impairment analysis performed calculated that the value of goodwill at Lone Star was still greater than its carrying value and that the amount by which the excess of the estimated fair value exceeded its carrying value of invested capital at that date was still over 12% of the book value of its net assets.

Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

The change in the balance of goodwill was as follows (in thousands):

	June 30,
	2015	2016	2017

Beginning of year (a)	$93,166	$99,344	$102,546
Additions to goodwill	12,008	6,367	1,673
Impairment of goodwill	—	(2,681)	—
Other adjustments, primarily foreign translation effect	(5,830)	(484)	910
Impairment of goodwill	—	—	—

End of year (b)	$99,344	$102,546	$105,129

(a)	Net of accumulated impairment losses of $13,491 at June 30, 2014 and 2015, and $16,172 at June 30, 2016.
(b)	Net of accumulated impairment losses of $13,491 at June 30, 2015, and $16,172 at June 30, 2016 and 2017.

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

	June 30, 2016			June 30, 2017

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(302)	$5,184	$5,486	$(453)	$5,033
Customer base and lists	50,669	(30,064)	20,605	47,647	(31,223)	16,424
Non-compete agreements	14,169	(9,810)	4,359	9,622	(6,678)	2,944
Deferred financing costs	3,589	(2,381)	1,208	4,855	(2,250)	2,605
Other	3,447	(1,455)	1,992	4,006	(2,243)	1,763

	$77,360	$(44,012)	$33,348	$71,616	$(42,847)	$28,769

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. The Company conducted its review at each yearend, which did not result in an impairment adjustment at June 30, 2017, but did result in an impairment write-down at June 30, 2016 of $387,000 to the carrying amount of the trade name recorded at Southern Frac. This write-down is included in the caption “Impairment of goodwill and trade name” in the accompanying consolidated statements of operations. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which the Company believes are reasonable, but are uncertain and subject to changes in market conditions.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2017 is as follows (in thousands):

Year Ending June 30,
2018	$6,099
2019	5,355
2020	3,165
2021	2,460
2022	1,906
Thereafter	4,751

$23,736

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2015, FY 2016 and FY 2017 were $1,644,000, $1,507,000 and $1,586,000, respectively.

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

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs, principally yellow page advertising, are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2016 and 2017, prepaid advertising costs were approximately $2,000. Advertising costs expensed were approximately $3,448,000, $3,284,000 and $3,478,000 for FY 2015, FY 2016 and FY 2017, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $928,000, $219,000 and $172,000 in FY 2015, FY 2016 and FY 2017, respectively. Freight charges billed to customers are recorded as revenue and included in sales.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2013 are subject to examination by the U.S. Internal Revenue Service (“IRS”); and, for U.S. state tax purposes, with few exceptions and depending on the state, periods subsequent to June 30, 2011 are subject to examination by the respective state’s taxation authorities. Periods subsequent to June 30, 2013, June 30, 2012 and June 30, 2010 are subject to examination by the respective taxation authorities in Canada, Australia and New Zealand, respectively. Tax records are required to be kept for five years and seven years in Australia and New Zealand, respectively. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months. The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

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

	FY 2015	FY 2016	FY 2017

Basic	25,805,679	26,060,823	26,348,344
Assumed exercise of stock options	427,465	—	—

Diluted	26,233,144	26,060,823	26,348,344

Potential common stock equivalents totaling 1,682,726, 2,183,224 and 1,635,025 for FY 2015, FY 2016 and FY 2017, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU 2014-09 revenue recognition model virtually replaces all existing revenue recognition guidance and applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015, ASU No. 2016-08 in March 2016, ASU No. 10 in April 2016 and ASU No. 12 in May 2016) is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Public and nonpublic entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

initial application and not adjusting comparative information. While the Company continues to evaluate the requirements of ASU-204.09, it believes the majority of its revenues, as it relates to contractual rental revenue, is excluded from the scope of this ASU and the accounting for the remaining revenue streams will not be materially affected. Accordingly, the Company does not expect the adoption of ASU 2014-09 will have a material impact on its consolidated financial statements. Additionally, the Company intends to utilize the modified retrospective adoption and recognize the cumulative effect of initially applying ASU 2014-09, if significant, as an adjustment to the opening balance of accumulated deficit at the date of initial application.

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest (Subtopic 835-30). The amendments in this update require that debt issuance (or deferred financing) costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt discounts. In August 2015, the FASB issued ASU No. 2015-15 which added SEC guidance that stated in the absence of authoritative guidance within ASU 2015-03 of debt issuance costs related to line-of-credit arrangements, the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted these updates in FY 2017 and, as a result, unamortized debt issuance costs totaling $2,239,000 and $2,151,000 as of June 30, 2016 and June 30, 2017, respectively, have been deducted from the carrying amounts of the Credit Suisse Term Loan and Senior Notes (see Note 5) in the accompanying consolidated balance sheets. Unamortized deferred financing costs related to the Asia-Pacific and North American senior credit facilities are included in the caption “Other intangible assets, net” in the accompanying consolidated balance sheets.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During FY 2017, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation and related real estate consulting industry to assist in determining the effect of the new standard as of July 1, 2017. The Company currently has over 100 real estate leases worldwide and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of July 1, 2017, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $34.0 million to $37.0 million and that the related liability would be approximately $35.0 million to $39.0 million related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The difference in the ranges is due to the presumed renewal of leases whereby the exercise of the renewal option is twelve months or less from July 1, 2017. The Company will continue to evaluate existing renewal options in excess of one year as to the probability of exercising renewal options and is currently evaluating its equipment and other finance leases and its lessor accounting under the new standard. The Company will continue this effort in a manner to be appropriately prepared for its implementation on or before July 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under ASU No. 2016-09, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. ASU No. 2016-09 will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. In addition, this ASU allows a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. The Company will

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

implement ASU No. 2016-09 in the first quarter of its fiscal year ending June 30, 2018, elect to recognize forfeitures as they occur and estimates the cumulative-effect adjustment for previously unrecognized excess tax benefits and for the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited on the opening balance sheet to be an approximately $135,000 benefit to accumulated deficit.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU 2016-16 requires recognition of income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This ASU is effective for annual reporting periods after December 15, 2017, including interim periods therein, with early adoption permitted and should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not believe the requirements of ASU No. 2017-01 will have a material effect on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 842): Clarifying the Definition of a Business. ASU No. 2017-01 clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. This ASU will take effect for public companies in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not believe that the requirements of ASU No. 2017-01 will have a material effect to its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718). ASU No. 2017-09 clarifies what constitutes a modification of a share-based payment award. This standard is effective for annual and interim periods beginning after December 15, 2017. We will implement this standard on January 1, 2018 and apply the guidance prospectively to modifications after that date. The Company does not believe that the requirements of ASU 2017-09 will have a material effect on the consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2016 and 2017, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2016 and 2017, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of June 30, 2017, since issuance, dividends paid or payable totaled $85,000 for the Series B Preferred Stock and dividends paid totaled $14,440,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FY 2017 Acquisitions

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allocations for the acquisitions in FY 2017 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

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

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. In FY 2015, the goodwill recognized in the Black Angus, LongVANS, A-One, Chet-Jac and Budget Mobile Storage acquisitions is deductible for U.S. income tax purposes, but the goodwill recognized in the Falcon Containers, YS Container and Ivan’s Container acquisitions is not. In FY 2016, the goodwill recognized in the Spacewise and W.A. Container acquisitions is not deductible for U.S. income tax purposes, but all other goodwill recognized during FY 2016 is deductible. The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Spacewise resulting in estimated bargain purchase gain of $72,000 in FY 2016. This gain has been recorded as non-operating income in the accompanying consolidated statements of operations. In FY 2017, the goodwill recognized in the GCC, CSS and All Direct acquisitions are not deductible for U.S. income tax purposes.

The Company incurred approximately $279,000 during FY 2015, $422,000 during FY 2016 and $44,000 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

Royal Wolf has a $115,304,000 (AUS$150,000,000) secured senior credit facility, as last amended in December 2016, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity is $69,182,000 (AUS$90,000,000) and CBA’s proportionate share is $46,122,000 (AUS$60,000,000). The ANZ/CBA Credit Facility is secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries and has $76,869,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $38,435,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

For the ANZ proportionate share, borrowings under the ANZ/CBA Credit Facility bear interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.40% - 2.40% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share has a margin of 1.75% - 2.65% per annum on Facility A and 1.45% - 2.35% on Facility B. At June 30, 2017, the 30-day and 90-day BBSY and BKBM were 1.665% and 1.755% and 1.850% and 1.980%, respectively. The ANZ/CBA Credit Facility also include $2,306,000 (AUS$3,000,000) sub-facilities to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, is subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.25 times EBITDA, as defined.

At June 30, 2017, total borrowings and availability under the ANZ/CBA Credit Facility totaled $81,051,000 (AUS$105,440,000) and $12,320,000 (AUS$16,027,000), respectively. Of the total borrowings, $54,622,000 (AUS$71,058,000) is drawn under Facility A and $26,429,000 (AUS$34,382,000) is drawn under Facility B.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.76869 U.S. dollar at June 30, 2017.

North America Senior Credit Facility

The North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $237,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There is also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First In Last Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000, and inclusive in the $237,000,000 total amount. The FILO Term Loan has the same maturity date and commences principal amortization on October 1, 2018 at $500,000 per quarter. The FILO Term Loan has a prepayment fee of 3.00% of the prepaid amount if prepaid prior to the first anniversary, 2.00% of the prepaid amount if prepaid prior to the second anniversary and 1.00% of the prepaid amount if prepaid prior to the third anniversary.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan within the Wells Fargo Credit Facility bears interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At June 30, 2017, borrowings and availability under the Wells Fargo Credit Facility totaled $180,946,000 and $37,692,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provides that the amount borrowed will bear interest at LIBOR plus 7.50% per year, will be payable quarterly and that all principal and interest will mature on July 1, 2018. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company has repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of June 30, 2017, $9,920,000 remained outstanding, net of unamortized debt issuance costs of $80,000. In addition, the Credit Suisse Term Loan is secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., requires a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. At June 30, 2017, the Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,319,000, net of unamortized debt issuance costs of $2,071,000).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. The Company has not redeemed any of its Senior Notes as July 31, 2017.

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

Other

At June 30, 2017, other debt totaled $8,402,000.

The Company was in compliance with the financial covenants under all its credit facilities as of June 30, 2017.

The weighted-average interest rate in the Asia-Pacific area was 5.4%, 5.4% and 5.0% in FY 2015, FY 2016 and FY 2017, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 5.2%, 4.9% and 5.3% in FY 2015, FY 2016 and FY 2017, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

Senior and other debt consisted of the following at June 30, 2016 and 2017 (in thousands):

	June 30,
	2016	2017

ANZ/CBA Credit Facility	$76,050	$81,051
Wells Fargo Credit Facility	187,591	180,946
Credit Suisse Term Loan	9,864	9,920
Senior Notes	69,897	75,319
Other	8,818	8,402

	$352,220	$355,638

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2017 were as follows (in thousands):

Year Ending June 30,
2018	$4,011
2019	13,668
2020	29,691
2021	2,094
2022	305,486
Thereafter	688

$355,638

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2016	June 30, 2017

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$871	$96

Forward-Exchange Contracts	Trade payables and accrued liabilities	255	299

Type of Derivative Contract	Statement of Operations Classification	FY 2015	FY 2016	FY 2017

Swap Contracts and Options (Caps and Collars)	Unrealized gain included in interest expense	$104	$—	$1,073

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss)	383	(367)	(12)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company entered into one interest rate swap contract prior to FY 2015 and two interest rate swap contracts in FY 2017 that have been designated as cash flow hedges. The Company expects these derivatives to remain effective during the remaining term of the swaps; however, any changes in the portion of the hedges considered ineffective would be recorded in interest expense in the consolidated statement of operations. In FY 2015 and FY 2017, amounts recorded in interest expense of the cash flow hedge entered into prior to FY 2015 were unrealized gains of $104,000 and $1,073,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2016, there was one open interest rate swap contract that matured in June 2017; and as of June 30, 2017, there were two open interest rate swap contracts, one that matures in June 2019 and the other that matures in June 2021, as follows (dollars in thousands):

	June 30,
	2016	2017
Notional amounts	$37,213	$30,748
Fixed/Strike Rates	3.98%	2.0025% - 2.2900%
Floating Rates	1.90%	1.6650%
Fair Value of Combined Contracts	$(871)	$(96)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2016, there were 49 open forward exchange and two participating forward contracts that mature between July 2016 and November 2016; and as of June 30, 2017, there were 16 open forward exchange contracts that mature between July 2017 and December 2017, as follows (dollars in thousands):

	June 30,
	2016	2017
Notional amounts	$8,617	$7,687
Exchange/Strike Rates (AUD to USD)	0.6460 – 0.7803	0.69304 – 0.75650
Fair Value of Combined Contracts	$(255)	$(299)

In FY 2015, FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(512,000) and $(180,000), $(103,000) and $80,000 and $(375,000) and $(39,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2016 and 2017 was determined to be approximately $336,901,000 and $347,236,000, respectively. The Company also determined that the fair value of its other debt of $8,818,000 and $8,402,000 at June 30, 2016 and 2017, respectively, approximated or would not vary significantly from their carrying values.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% of consolidated revenues or trade receivables during and at the periods presented. However, in our North American leasing operations a significant portion of the business activity are with companies in the construction and energy (oil and gas and mining) industries. Revenues from the construction industry totaled $34,077,000 in FY 2015; and revenues and receivables from the construction industry totaled $42,799,000 and $6,032,000 during FY 2016 and at June 30, 2016, respectively; and $39,951,000 and $5,521,000 during FY 2017 and at June 30, 2017, respectively. Revenues of $61,537,000, $29,866,000 and $24,884,000 during FY 2015, FY 2016 and FY 2017, respectively; and receivables of $3,971,000 and $6,568,000 at June 30, 2016 and 2017, respectively, were from the energy industry. In addition, substantially all of the Company’s North American manufacturing revenues at Southern Frac during FY 2015 were from the energy industry.

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not typically significant; however, in FY 2016 the Company has provided more than historically normal provision and write-offs for bad debts, primarily for customers in the energy sector. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $4,434,000 and $1,348,000, $5,570,000 and $3,357,000, and $2,529,000 and $5,060,000 for FY 2015, FY 2016 and FY 2017, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2015 and FY 2017 was $(271,000) and $42,000, respectively. There was no translation gain or loss in FY 2016.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	FY 2015	FY 2016	FY 2017

North America	$6,234	$(13,607)	$(8,234)
Asia-Pacific	15,508	8,130	7,362

	$21,742	$(5,477)	$(872)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes consisted of the following (in thousands):

	FY 2015	FY 2016	FY 2017

Current:
U.S. Federal	$—	$—	$—
State	—	203	172
Foreign	4,582	1,842	703

	4,582	2,045	875

Deferred:
U.S. Federal	4,152	(4,364)	(3,351)
State	474	(39)	(120)
Foreign	(511)	167	2,571

	4,115	(4,236)	(900)

	$8,697	$(2,191)	$(25)

The components of the net deferred tax liability are as follows (in thousands):

	June 30,

	2016	2017

Deferred tax assets:
Net operating loss and tax credit carryforwards (a)	$28,686	$40,310
Accrued compensation and other benefits	3,070	2,867
Allowance for doubtful accounts	3,079	1,846

Total deferred tax assets	34,835	45,023

Deferred tax liabilities:
Accelerated tax depreciation and amortization (a)	(73,841)	(82,214)
Deferred revenue and expenses	—	(915)

Total deferred tax liabilities	(73,841)	(83,129)

Net deferred tax liabilities	$(39,006)	$(38,106)

(a) The June 30, 2016 deferred tax liability has been adjusted to reflect a reclassification to accelerated tax depreciation and amortization from net operating loss and tax credit carryforwards.

At June 30, 2017, the Company had a U.S. federal net operating loss carryforward of $94,806,000, which expires if unused during fiscal years 2019 – 2037, and state net operating loss carryforwards of $40,937,000, which will begin expiring in fiscal year 2019. As a result of stock ownership changes, it is possible to have a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, the available deduction of the net operating loss carryforward of $21,304,000 is generally limited to approximately $2,400,000 on a yearly basis.

For income tax purposes, deductible compensation related to non-qualified stock option awards is based on the value of the award when realized, which may be different than the compensation expense recognized in the consolidated financial statements, which is based on the award value on the date of grant. The difference between the value of the award upon grant and the value of the award when ultimately realized creates either additional tax benefits or a tax shortfall. Tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards would be recognized as increases to additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available. Tax shortfalls, which would occur when the tax deduction for share-based awards is less than the compensation cost recognized, would be recorded as a reduction to additional paid in capital to the extent that, cumulatively, the shortfalls do not exceed the cumulative excess tax benefits recognized (including excess tax benefits not yet recognized in additional paid in capital). Should cumulative tax shortfalls exceed cumulative excess tax benefits, the difference would be reflected as additional tax expense in the consolidated financial statements. The Company has not recognized excess tax benefits in FY 2015, FY 2016 or FY 2017 because it has not paid U.S. federal income taxes in those years.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance has been determined to be required as of June 30, 2016 and 2017.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	FY 2015	FY 2016	FY 2017

Federal statutory rate	35.0%	35.0%	35.0%
Adjustment to estimated state deferred tax liability, net of U.S. federal tax benefit (a)	—	—	(34.1)
State and Asia-Pacific taxes, net of U.S. federal tax benefit and credit	5.0	5.0	(2.1)
Other	--	--	4.1

Effective tax rate	40.0%	40.0%	2.9%

(a) Adjustment for estimated state taxes of $297,000.

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s chief executive officer for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised its option to renew the lease for an additional five-year term commencing February 1, 2013. Rental payments were $110,000 in each of FY 2015 and FY 2016 and $113,000 in FY 2017.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented from the acting branch manager on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period form $11,420 to $12,590 per month. Rental payments on these premises totaled $118,000 during FY 2015 and FY 2016 and $124,000 during FY 2017.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At June 30, 2017, 550,194 shares remained available for grant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 8, 2016 (the “June 2016 Grant”), “), the Company granted time-based options to 21 key employees of GFN, Pac-Van, Lone Star and Southern Frac to purchase 106,700 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $4.11 per share. The options under the June 2016 Grant vest over 36 months from the date of grant. The weighted-average fair value of the stock options in the June 2016 Grant was $2.87, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.47%, an expected life of 7.5 years, an expected volatility of 72.9% and no expected dividend.

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

At June 30, 2017, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2015, FY 2016 and FY 2017 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2014	2,152,820	$5.03
Granted	273,000	5.79
Exercised	(195,879)	2.84
Forfeited or expired	(119,750)	4.61

Outstanding at June 30, 2015	2,110,191	$5.35	5.4

Exercisable at June 30, 2015	1,443,443	$5.59	3.9

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2015	2,110,191	$5.35
Granted	106,700	4.11
Exercised	(13,000)	3.09
Forfeited or expired	(20,667)	6.05

Outstanding at June 30, 2016	2,183,224	$5.30	4.6

Exercisable at June 30, 2016	1,852,190	$5.24	3.8

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2016	2,183,224	$5.30
Granted	225,000	5.10
Exercised	(21,500)	2.50
Forfeited or expired	(325,667)	7.75

Outstanding at June 30, 2017	2,061,057	$4.92	4.9

Vested and expected to vest at June 30, 2017	2,061,057	$4.92	4.9

Exercisable at June 30, 2017	1,632,256	$4.78	3.8

At June 30, 2017, outstanding time-based options and performance-based options totaled 1,346,347 and 714,710, respectively. Also at that date, the Company’s market price for its common stock was $5.15 per share, which was at or below the exercise prices of 38.4% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $2,201,000. Share-based compensation of $7,297,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2017. At that date, there remains $1,199,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.6 years.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted- Average Grant Date Fair Value

Nonvested at June 30, 2014	205,320	$6.23
Granted	117,370	6.10
Vested	(21,719)	6.22
Forfeited	(6,988)	6.15

Nonvested at June 30, 2015	293,983	6.18
Granted	263,007	4.10
Vested	(117,370)	6.10
Forfeited	(66,113)	9.25

Nonvested at June 30, 2016	373,507	4.20
Granted	349,304	4.10
Vested	(242,501)	6.10
Forfeited	—	—

Nonvested at June 30, 2017	480,310	$4.54

Share-based compensation of $2,163,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2017. At that date, there remains $2,006,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.42 year – 3.00 years for the non-vested equity shares.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2017, Royal Wolf has granted, net of forfeitures, 2,582,723 performance rights to key management personnel under the LTI Plan. Also, as of June 30, 2017, 642,582 of the performance rights have been converted into RWH capital stock through purchases in the open market. In FY 2015, FY 2016 and FY 2017, share-based compensation of $858,000, $959,000 and $(74,000), respectively, related to the LTI Plan has been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases primarily facilities and office equipment under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases. Non-cancellable operating lease rentals at June 30, 2017 are payable as follows (in thousands):

Year Ending June 30,
2018	$9,418
2019	7,172
2020	5,422
2021	4,017
2022	2,722
Thereafter	9,722

$38,473

Rental expense on non-cancellable operating leases was $9,559,000, $10,382,000 and $11,911,000 in FY 2015, FY 2016 and FY 2017, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2016 are as follows (in thousands):

Year Ending June 30,
2018	$15,688
2019	4,233
2020	1,815
2021	850
2022	601
Thereafter	—

$23,187

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2017, reported liability totaled $129,000, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2016	2017

Trade payables	$22,825	$21,810
Checks written in excess of bank balance	—	1,660
Payroll and related	8,815	9,207
Taxes, other than income	1,809	1,812
Fair value of interest swap and option and forward currency exchange contacts	1,126	395
Accrued interest	1,580	1,841
Deferred consideration	2,310	1,956
Self-insured reported liability	—	129
Other accruals	5,011	3,964

	$43,476	$42,774

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	FY 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$47,640	$-	$47,640	$6,944	$(2,049)	$52,535	$48,124	$100,659

Leasing	97,383	19,097	116,480	-	(291)	116,189	60,080	176,269

	$145,023	$19,097	$164,120	$6,944	$(2,340)	$168,724	$108,204	$276,928

Share-based compensation	$333	$41	$374	$62	$1,012	$1,448	$(74)	$1,374

Depreciation and amortization	$13,663	$9,666	$23,329	$792	$(728)	$23,393	$16,699	$40,092

Operating income (loss)	$19,551	$(3,916)	$15,635	$(2,430)	$(4,907)	$8,298	$10,768	$19,066

Interest income	$-	$-	$-	$-	$25	$25	$41	$66

Interest expense	$7,304	$1,369	$8,673	$392	$7,325	$16,390	$3,263	$19,653

Additions to long-lived assets	$26,024	$47	$26,071	$-	$(247)	$25,824	$23,681	$49,505

	At June 30, 2017

Long-lived assets	$244,973	$52,158	$297,131	$2,526	$(10,521)	$289,136	$161,527	$450,663

Goodwill	$55,882	$20,782	$76,664	$-	$-	$76,664	$28,465	$105,129

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FY 2016

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$47,973	$-	$47,973	$8,130	$(1,951)	$54,152	$63,466	$117,618

Leasing	88,877	23,378	112,255	-	(275)	111,980	56,253	168,233

	$136,850	$23,378	$160,228	$8,130	$(2,226)	$166,132	$119,719	$285,851

Share-based compensation	$374	$22	$396	$100	$933	$1,429	$959	$2,388

Impairment of goodwill and trade name	$-	$-	$-	$3,068	$-	$3,068	$-	$3,068

Depreciation and amortization	$13,154	$10,529	$23,683	$1,343	$(746)	$24,280	$14,354	$38,634

Operating income (loss)	$17,984	$(1,541)	$16,443	$(9,464)	$(5,430)	$1,549	$12,834	$14,383

Interest income	$-	$-	$-	$-	$-	$5	$92	$97

Interest expense	$5,802	$1,453	$7,255	$291	$7,473	$15,019	$4,629	$19,648

Additions to long-lived assets	$32,225	$245	$32,470	$183	$(97)	$32,556	$20,988	$53,544

	At June 30, 2016

Long-lived assets	$239,459	$58,492	$297,951	$3,318	$(10,975)	$290,294	$156,002	$446,296

Goodwill	$55,122	$20,782	$75,904	$-	$-	$75,904	$26,642	$102,546

	FY 2015

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$35,283	$25	$35,308	$34,307	$(20,326)	$49,289	$54,967	$104,256

Leasing	80,796	50,138	130,934	-	(88)	130,846	68,723	199,569

	$116,079	$50,163	$166,242	$34,307	$(20,414)	$180,135	$123,690	$303,825

Share-based compensation	$303	$11	$314	$114	$884	$1,312	$862	$2,174

Depreciation and amortization	$11,306	$11,345	$22,651	$1,076	$(678)	$23,049	$15,522	$38,571

Operating income	$18,425	$8,233	$26,658	$4,200	$(9,202)	$21,656	$21,387	$43,043

Interest income	$-	$-	$-	$-	$-	$-	$68	$68

Interest expense	$4,106	$2,448	$6,554	$311	$8,325	$15,190	$5,906	$21,096

Additions to long-lived assets	$44,720	$18,233	$62,953	$378	$(5,311)	$58,020	$38,476	$96,496

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intersegment net revenues related to sales of primarily portable liquid storage containers from Southern Frac to the North American leasing operations totaled $20,326,000, $1,951,000 and $2,049,000 during FY 2015, FY 2016 and FY 2017, respectively.

Note 13. Subsequent Events

On July 14, 2017, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2017 through July 30, 2017, and payable on July 31, 2017 to holders of record as of July 30, 2017.

On July 12, 2017, the Company announced that it will commence, through GFNAPH, an off-market takeover offer and has entered into a binding takeover bid implementation agreement with Royal Wolf to acquire the approximately 49.2 million noncontrolling outstanding ordinary (common) shares of Royal Wolf that are not currently owned by the Company. The takeover offer is for A$1.83 per share in cash, less a special dividend declared by Royal Wolf of A$0.0265 per share, for total purchase consideration to be paid by the Company of A$88.7 million (approximately $68.2 million). The Company has received financing for the takeover offer from Bison Capital Equity Partners V, LP and its affiliates. In August 2017, the Company, through GFNPAH, obtained the acceptance to the bid of at least 90% of Royal Wolf’s outstanding shares (including its 51% ownership), which allows the compulsory acquisition of the remaining under 10% shares commencing after the end of the offer period on September 8, 2017. Payments to all noncontrolling shareholders are expected to be completed by the end of October 2017.

On September 1, 2017, the Company, through Pac-Van, purchased the container businesses of Advantage Storage Trailer, LLC and Big Star Container, LLC (collectively “Advantage”), for approximately $1,601,000, which included holdback and other adjustment amounts totaling approximately $180,000. Advantage is located in Austin and San Antonio, Texas.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2016	2017
	(in thousands)
Cash and cash equivalents	$3,442	$3,944
Property and equipment, net	8	20
Other assets	9,665	13,597
Investment and intercompany accounts	207,736	205,048

Total Assets	$220,851	$222,609

Accounts payable, accrued and other liabilities	$2,558	$2,224
Senior and other debt	79,761	85,239
General Finance Corporation stockholders’ equity	138,532	135,146

Total Liabilities and Stockholders’ Equity	$220,851	$222,609

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2015	2016	2017
	(in thousands)
General and administrative expenses	$5,362	$6,030	$5,501

Equity in earnings (losses) of subsidiaries	(264)	(11,842)	(8,568)
Intercompany income	16,791	14,959	13,806
Interest expense	(8,325)	(7,473)	(7,325)
Other income, net	—	5	21

	8,202	(4,351)	(2,066)

Income (loss) before income taxes	2,840	(10,381)	(7,567)
Income tax benefit	(4,293)	(5,024)	(4,605)

Net income (loss) attributable to stockholders	7,133	(5,357)	(2,962)
Preferred stock dividends	3,658	3,668	3,658

Net income (loss) attributable to common stockholders	$3,475	$(9,025)	$(6,620)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2015	2016	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss) attributable to stockholders	$7,133	$(5,357)	$(2,962)
Equity in (earnings) losses of subsidiaries	264	11,842	8,568
Depreciation and amortization	783	687	593
Share-based compensation expense	884	933	1,012
Deferred income taxes	(4,293)	(5,024)	(4,605)
Changes in operating assets and liabilities	1,636	(1,487)	418

Net cash provided by operating activities	6,407	1,594	3,024

Cash flows from investing activities:
Purchases of property and equipment	—	(9)	(21)
Other intangible assets	—	—	(50)

Net cash used in investing activities	—	(9)	(71)

Cash flows from financing activities:
Repayments of senior and other debt borrowings	(10,000)	(5,000)	—
Proceeds from issuances of senior notes	—	—	5,390
Deferred financing costs	—	(134)	(477)
Proceeds from issuances of common stock	556	40	54
Preferred stock dividends	(3,658)	(3,668)	(3,658)
Intercompany transfers	6,907	10,305	(3,760)

Net cash provided by (used in) financing activities	(6,195)	1,543	(2,451)

Net increase (decrease) in cash	212	3,128	502

Cash at beginning of period	102	314	3,442

Cash at end of period	$314	$3,442	$3,944

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350