Form 10-Q
period 2017-09-30
General Finance CORP
filed 2017-11-07
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

Yes   ☐                     No   ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,629,188 shares outstanding as of November 3, 2017.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	September 30, 2017

Assets
Cash and cash equivalents	$7,792	$10,227
Trade and other receivables, net of allowance for doubtful accounts of $6,387 and $6,256 at June 30, 2017 and September 30, 2017, respectively	44,390	49,263
Inventories	29,648	34,561
Prepaid expenses and other	8,923	8,703
Property, plant and equipment, net	23,388	22,997
Lease fleet, net	427,275	429,499
Goodwill	105,129	106,286
Other intangible assets, net	28,769	27,154

Total assets	$675,314	$688,690

Liabilities
Trade payables and accrued liabilities	$42,774	$45,811
Unearned revenue and advance payments	15,548	19,398
Senior and other debt, net	355,638	435,628
Deferred tax liabilities	38,106	36,998

Total liabilities	452,066	537,835

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2017 and September 30, 2017	40,100	40,100

Common stock, $.0001 par value: 100,000,000 shares authorized; 26,611,688 shares issued and outstanding at June 30, 2017 and September 30, 2017	3	3

Additional paid-in capital	120,370	138,259

Accumulated other comprehensive loss	(12,355)	(14,996)
Accumulated deficit	(12,972)	(13,015)

Total General Finance Corporation stockholders’ equity	135,146	150,351
Equity of noncontrolling interests	88,102	504

Total equity	223,248	150,855

Total liabilities and equity	$675,314	$688,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2016	2017

Revenues
Sales:
Lease inventories and fleet	$20,372	$25,382
Manufactured units	1,094	1,903

	21,466	27,285
Leasing	41,332	49,632

	62,798	76,917

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	13,832	18,410
Manufactured units	1,412	2,176
Direct costs of leasing operations	17,860	21,055
Selling and general expenses	16,528	19,503
Depreciation and amortization	9,503	10,126

Operating income	3,663	5,647

Interest income	23	15
Interest expense (includes cash flow hedge reclassification from AOCI of an unrealized gain of $3 in the quarter ended September 30, 2017)	(4,831)	(5,822)
Foreign currency exchange loss and other	(95)	(1,202)

	(4,903)	(7,009)

Loss before benefit for income taxes	(1,240)	(1,362)

Benefit for income taxes	(496)	(518)

Net loss	(744)	(844)

Preferred stock dividends	(922)	(922)
Noncontrolling interest	(471)	801

Net loss attributable to common stockholders	$(2,137)	$(965)

Net loss per common share:
Basic	$(0.08)	$(0.04)
Diluted	(0.08)	(0.04)

Weighted average shares outstanding:
Basic	26,218,805	26,611,688
Diluted	26,218,805	26,611,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2016	2017

Net loss	$(744)	$(844)

Other comprehensive income:

Change in fair value change of interest rate swap, net of cash flow hedge reclassification to the statement of operations of an unrealized gain of $3 in the quarter ended September 30, 2017, and net of income tax effect of $12 and $38 in the quarter ended September 30, 2016 and 2017, respectively	129	125

Cumulative translation adjustment	2,839	3,878

Total comprehensive income	2,224	3,159

Allocated to noncontrolling interests	(1,992)	(1,095)

Comprehensive income allocable to General Finance Corporation stockholders	$232	$2,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other		Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$ 223,248

Share-based compensation	—	—	1,067	—	—	1,067	591	1,658

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,038)	(1,038)

Net income (loss)	—	—	—	—	(43)	(43)	(801)	(844)

Fair value change in derivative, net of related tax effect	—	—	—	64	—	64	61	125

Cumulative translation adjustment	—	—	—	2,043	—	2,043	1,835	3,878

Total comprehensive income (loss)	—	—	—	—	—	2,064	1,095	3,159

Acquistion of noncontrolling interest in Royal Wolf	—	—	17,744	(4,748)	—	12,996	(88,246)	(75,250)

Balance at September 30, 2017	$40,100	$3	$138,259	$(14,996)	$(13,015)	$150,351	$504	$ 150,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September 30,
	2016	2017

Net cash provided by (used in) operating activities (Note 10)	$(358)	$4,663

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,107)	(1,421)
Acquistion of the noncontrolling interest in Royal Wolf	—	(73,217)
Proceeds from sales of property, plant and equipment	18	12
Purchases of property, plant and equipment	(759)	(1,273)
Proceeds from sales of lease fleet	4,791	7,012
Purchases of lease fleet	(11,488)	(11,138)
Other intangible assets	—	(16)

Net cash used in investing activities	(9,545)	(80,041)

Cash flows from financing activities:
Repayments of equipment financing activities	(126)	(96)
Repayment of Credit Suisse Term Loan	—	(10,000)
Proceeds from issuance of Bison Capital Notes	—	80,000
Proceeds from senior and other debt borrowings, net	11,265	10,167
Deferred financing costs	—	(1,216)
Proceeds from issuances of common stock	3	—
Dividends and distributions by subsidiaries	—	(1,038)
Preferred stock dividends	(922)	(922)

Net cash provided by financing activities	10,220	76,895

Net increase in cash	317	1,517

Cash and equivalents at beginning of period	9,342	7,792

The effect of foreign currency translation on cash	(256)	918

Cash and equivalents at end of period	$9,403	$10,227

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $222 and $155 as part of the consideration for business acquisitions during the quarter ended September 30, 2016 and 2017, respectively (see Note 4).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”), Royal Wolf Holdings Limited, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2017 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2018. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2017” and “FY 2018” are to the quarter ended September 30, 2016 and 2017, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	September 30,

	2017	2017

Finished goods	$25,564	$30,146
Work in progress	1,844	1,982
Raw materials	2,240	2,433

	$29,648	$34,561

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,

		2017	2017

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,890	4,890
Transportation and plant equipment (including capital lease assets)	3 — 20 years	39,899	41,183
Furniture, fixtures and office equipment	3 — 10 years	10,683	10,829

		57,640	59,070
Less accumulated depreciation and amortization		(34,252)	(36,073)

		$23,388	$22,997

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2017 and September 30, 2017, the gross costs of the lease fleet were $534,197,000 and $542,599,000, respectively.

Goodwill and Other Intangible Assets

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. The Company operates two reportable geographic areas and the vast majority of goodwill recorded was in the acquisitions of Royal Wolf, Pac-Van, Southern Frac and Lone Star. The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. The Company’s annual impairment assessment at June 30, 2017 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2017			September 30, 2017

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,488	$(453)	$5,035
Customer base and lists	47,647	(31,223)	16,424	47,968	(32,543)	15,425
Non-compete agreements	9,622	(6,678)	2,944	9,699	(7,045)	2,654
Deferred financing costs	4,855	(2,250)	2,605	4,858	(2,433)	2,425
Other	4,006	(2,243)	1,763	4,097	(2,482)	1,615

	$71,616	$(42,847)	$28,769	$72,110	$(44,956)	$27,154

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities (common stock equivalents) the Company had outstanding were stock options and convertible debt. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	Quarter Ended September 30,
	2016	2017

Basic	26,218,805	26,611,688
Assumed exercise of stock options	—	—
Assumed conversion of convertible debt	—	—

Diluted	26,218,805	26,611,688

Potential common stock equivalents totaling 1,605,587 and 1,807,476 for FY 2017 and FY 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under ASU No. 2016-09, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. ASU No. 2016-09 will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. In addition, this ASU allows a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. The Company implemented ASU No. 2016-09 in FY 2018, elected to recognize forfeitures as they occur and, because it was not significant, recorded the $135,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited in the accompanying consolidated statement of operations.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities. ASU No. 2017-12 expands hedge accounting for both non-financial and financial risk components and refines the measurement of hedge results in an attempt to better reflect an entity’s hedging strategies. The ASU also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of ASU No. 2017-12 for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, though early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company is evaluating the effect that ASU No. 2017-12 will have on the consolidated financial statements and related disclosures, but does not currently believe it will be significant.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2017 and September 30, 2017, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2017 and September 30, 2017, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of September 30, 2017, since issuance, dividends paid or payable totaled $87,000 for the Series B Preferred Stock and dividends paid totaled $15,360,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 2, 2017, Royal Wolf paid a special dividend of AUS$0.0265 per RWH share to shareholders of record on July 18, 2017 (see Note 4). The consolidated financial statements reflect the amount of the dividend pertaining to the noncontrolling interest.

Note 4. Acquisitions

Acquistion of Noncontrolling Interest of Royal Wolf

On July 12, 2017, the Company announced that it commenced, through GFNAPH, an off-market takeover offer and entered into a binding takeover bid implementation agreement with the independent directors of RWH to acquire the approximately 49.2 million ordinary (common) shares of RWH not owned by the Company. The takeover offer was for AUS$1.83 per share in cash, less a special dividend declared by RWH of AUS$0.0265 per share (see Note 3), for total purchase consideration to be paid by the Company of AUS$88,712,000 ($70,402,000), or AUS$1.8035 per share. For the takeover offer, the Company used AUS$2,516,000 ($1,997,000) borrowed under its North America senior secured revolving credit facility (see Note 5) and received financing totaling $80,000,000 from Bison Capital Equity Partners V, L.P. (“Bison Capital”) and its affiliates, of which $10,000,000 was used for the repayment of the term loan due to Credit Suisse AG, Singapore Branch (“Credit Suisse”) (See Note 5). At September 8, 2017, the closing of the takeover bid offer period, the Company received valid acceptances for approximately 48.1 million shares, which in combination with the 51.2 million RWH shares previously owned by the Company represented approximately 99% of the total shares outstanding. The Company deposited in escrow the entire amount of the purchase consideration required to acquire all 49.2 million of the RWH shares owned by the noncontrolling interest shareholders, with owners of the 48.1 million shares accepting the takeover bid offer paid on or before September 29, 2017, and the remaining 1.1 million shares to be paid on or around October 31, 2017.

The accounting for the purchase consideration and estimated total transaction-related costs of $70,402,000 and $2,815,000, respectively, as well as the preliminary adjustment to the accumulated other comprehensive income (loss) and reclassification of the noncontrolling interest of Royal Wolf to the Company’s equity accounts, have been recorded as equity transactions in the accompanying consolidated balance sheet in FY 2018.

FY 2018 Acquisitions

The Company can enhance its business and market share by entering into new markets in various ways, including starting up a

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

new location or acquiring a business consisting of container, modular unit or mobile office assets of another entity. An acquisition generally provides the Company with operations that enables it to at least cover existing overhead costs and is preferable to a start-up or greenfield location. The acquisition(s) discussed below were completed primarily to expand the Company’s container lease fleet. The accompanying consolidated financial statements include the operations of the acquired business(es) from the dates of acquisition.

On September 1, 2017, the Company, through Pac-Van, purchased the container businesses of Advantage Storage Trailer, LLC and Big Star Container, LLC (collectively “Advantage”), for approximately $1,576,000, which included a general indemnity holdback of $155,000. Advantage is located in Austin and San Antonio, Texas.

The preliminary allocation for the acquisition in FY 2018 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

Advantage September 1, 2017
Fair value of the net tangible assets acquired and liabilities assumed:
Inventories	$234
Property, plant and equipment	55
Lease fleet	558
Unearned revenue and advance payments	(25)

Total net tangible assets acquired and liabilities assumed	822

Fair value of intangible assets acquired:
Non-compete agreement	56
Customer lists/relationships	97
Goodwill	601

Total intangible assets acquired	754

Total purchase consideration	$1,576

The FY 2018 operating results prior to and since the respective date of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Advantage acquisition is deductible for U.S. income tax purposes.

The Company incurred approximately $17,000 during FY 2017 and $11,000 during FY 2018 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

ANZ/CBA Credit Facility

At September 30, 2017, Royal Wolf had a $117,510,000 (AUS$150,000,000) secured senior credit facility, as last amended in December 2016, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity was $70,506,000 (AUS$90,000,000) and CBA’s proportionate share was $47,004,000 (AUS$60,000,000). The ANZ/CBA Credit Facility was secured by substantially all of the assets of the Company’s Australian and New Zealand subsidiaries and had $78,340,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $39,170,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

For the ANZ proportionate share, borrowings under the ANZ/CBA Credit Facility bore interest at the bank bill swap interest rate in Australia (“BBSY”) or New Zealand (“BKBM”), plus a margin of 1.40% - 2.40% per annum on Facility A and 1.35% - 2.40% on Facility B, depending on the net debt leverage ratio (“NDLR”), as defined. The CBA proportionate share had a margin of 1.75% - 2.65% per annum on Facility A and 1.45% - 2.35% on Facility B. At September 30, 2017, the 30-day and 90-day BBSY and BKBM were 1.65% and 1.76% and 1.84% and 1.96%, respectively. The ANZ/CBA Credit Facility also included $2,350,000

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(AUS$3,000,000) sub-facilities to, among other things, facilitate direct and global payments using electronic banking services. The ANZ/CBA Credit Facility, as amended, was subject to certain financial and other customary covenants, including, among other things, compliance with specified interest coverage and net debt ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”) on a semi-annual basis and that borrowings may not exceed a multiple of 3.25 times EBITDA, as defined.

At September 30, 2017, total borrowings and availability under the ANZ/CBA Credit Facility totaled $84,061,000 (AUS$107,303,000) and $13,500,000 (AUS$17,232,000), respectively. Of the total borrowings, $52,236,000 (AUS$66,678,000) was drawn under Facility A and $31,825,000 (AUS$40,625,000) was drawn under Facility B.

Deutsche Bank Credit Facility

On July 11, 2017, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), GFN and GFNAPH entered into an agreement (the “Commitment Letter”) wherein Deutsche Bank committed to arrange, underwrite and syndicate a three-year, $97,925,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) to refinance, subsequent to September 30, 2017, the existing ANZ/CBA Credit Facility following completion of the acquisition of the noncontrolling interest of Royal Wolf (see Note 4).

Pursuant to the Commitment Letter, Deutsche Bank committed to enter into the Deutsche Bank Credit Facility subject to the terms and conditions of a syndicated facility agreement attached to the Commitment Letter. The Deutsche Bank Credit Facility would consist of a $15,668,000 (AUS$20,000,000) Facility A that would amortize semi-annually; a $66,589,000 (AUS$85,000,000) Facility B with no scheduled amortization; and a $15,668,000 (AUS$20,000,000) revolving Facility C to be used for working capital purposes. Amounts borrowed will bear interest at the rate of 5.0% per annum until delivery of the first compliance certificate and thereafter at the BBSY, plus a margin of 4.25% to 5.50% per annum, as determined by net leverage. The Deutsche Bank Credit Facility will be secured by substantially all of the assets and by the pledge of all capital stock of RWH and its subsidiaries and will be subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on EBITDA, as defined.

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.7834 U.S. dollar at September 30, 2017.

Bison Capital Notes

General

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see below), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.

The Bison Capital Notes have a maturity of five years and bear interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018. The Company may elect to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes are payable in Australian dollars, but the principal must be repaid in U.S. dollars. The Bison Capital Notes are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes are subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contains certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must be repaid upon a change of control, as defined. At September 30, 2017, the Bison Capital Notes totaled $78,784,000, net of deferred financing costs of $1,216,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note

At any time prior to maturity, Bison Capital may convert unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share, subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceed $600,000 over a period of 20 consecutive days, GFN may force Bison Capital to convert all or a portion of the Convertible Note. The Convertible Note also provides that Bison Capital shall not be entitled, and GFN shall not be obligated, to convert the Convertible Note into shares of GFN common stock if such conversion would result in holders of the Convertible Note beneficially owning in excess of 5,200,000 shares of GFN common stock, or approximately 19.5% of the number of shares of GFN common stock outstanding immediately prior to issuance of the Convertible Note. The Convertible Note grants Bison Capital and holders of the Convertible Note a preemptive right to invest in any issuance GFN equity securities, options or warrants to maintain its proportionate interest in GFN common stock, after giving effect to the conversion of the entire Convertible Note. In addition, the Convertible Note includes a provision which requires GFNAPH and GFNAPF to pay Bison Capital, via the payment of principal, interest and the value of GFN common stock received upon conversion of all or a portion of the Convertible Note, a minimum return of 1.75 times the original $26,000,000 principal amount. The Convertible Note must also be repaid upon a change of control, as defined. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received from conversion of the Convertible Note, then 50% of the interest accrued and actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH or GFNAPF in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN by the shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holder may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note. As a result, the Company will separately account for these conversion rights as a standalone derivative. As of September 30, 2017, the fair value of this standalone derivative is included as a part of senior and other debt in the accompanying consolidated balance sheets. The Company will determine the fair value of the embedded derivative using a valuation model and market prices and will reassess the fair value of the embedded derivative at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the accompanying consolidated statements of operations.

Senior Note

The Senior Note may not be prepaid prior to its first anniversary of issuance. GFNAPH and GFNAPF may prepay the Senior Note at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At September 30, 2017, borrowings and availability under the Wells Fargo Credit Facility totaled $187,654,000 and $35,044,000, respectively.

Credit Suisse Term Loan

On March 31, 2014, the Company entered into a $25,000,000 facility agreement, as amended, with Credit Suisse (“Credit Suisse Term Loan”) as part of the financing for the acquisition of Lone Star and, on April 3, 2014, the Company borrowed the $25,000,000 available to it. The Credit Suisse Term Loan provided that the amount borrowed would bear interest at LIBOR plus 7.50% per year, would be payable quarterly and that all principal and interest would mature on July 1, 2018. In addition, the Credit Suisse Term Loan was secured by a first ranking pledge over substantially all shares of RWH owned by GFN U.S., required a certain coverage maintenance ratio in U.S. dollars based on the value of the RWH shares and, among other things, that an amount equal to six-months interest be deposited in an interest reserve account pledged to secure repayment of all amounts borrowed. The Company had repaid, prior to maturity, $15,000,000 of the outstanding borrowings of the Credit Suisse Term Loan and, as of June 30, 2017, $9,920,000 remained outstanding, net of unamortized debt issuance costs of $80,000.

On September 25, 2017, in connection with the acquisition of the noncontrolling interest of Royal Wolf (see Note 4), the Credit Suisse Term Loan was fully repaid.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,319,000 and $75,446,000, net of unamortized debt issuance costs of $2,071,000 and 1,944,000, at June 30, 2017 and September 30, 2017, respectively).

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

Other

At September 30, 2017, other debt totaled $9,683,000.

The Company was in compliance with the financial covenants under all its credit facilities as of September 30, 2017.

The weighted-average interest rate in the Asia-Pacific area was 5.0% and 4.6% in FY 2017 and FY 2018, respectively; which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs. The weighted-average interest rate in North America was 4.9% and 6.0% in FY 2017and FY 2018, respectively, which does not include the effect of the amortization of deferred financing costs and accretion of interest.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2017	September 30, 2017

Swap Contracts and Options (Caps and Collars)	Trade payables and accrued liabilities	$ 96	$ 61

Forward-Exchange Contracts	Trade payables and accrued liabilities	299	100

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2016	Quarter Ended September 30, 2017

Swap Contracts and Options (Caps and Collars)	Unrealized gain included in interest expense	$ —	$ 3

Forward-Exchange Contracts	Unrealized foreign currency exchange gain	81	210

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company enters into interest rate swaps and interest rate options, in which the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options are designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company entered into one interest rate swap contract prior to FY 2015 and two interest rate swap contracts in FY 2017 that have been designated as cash flow hedges. The Company expects these derivatives to remain effective during the remaining term of the swaps; however, any changes in the portion of the hedges considered ineffective would be recorded in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and only a nominal gain FY 2018.

The Company’s interest rate derivative instruments are not traded on a market exchange; therefore, the fair values are determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2017 and September 30, 2017, there were two open interest rate swap contracts, one that matures in June 2019 and the other that matures in June 2021, as follows (dollars in thousands):

	June 30,	September 30,

	2017	2017
Notional amounts	$30,748	$31,336
Fixed/Strike Rates	2.0025% - 2.2900%	2.0025% - 2.29000%
Floating Rates	1.6650%	1.6650%
Fair Value of Combined Contracts	$(96)	$(61)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2017, there were 16 open forward exchange contracts that mature between July 2017 and December 2017; and as of September 30, 2017, there were 23 open forward exchange that mature between October 2017 and February 2018, as follows (dollars in thousands):

	June 30,	September 30,

	2017	2017
Notional amounts	$7,687	$9,067
Exchange/Strike Rates (AUD to USD)	0.69304 – 0.75650	0.71473 – 0.80455
Fair Value of Combined Contracts	$(299)	$(100)

In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(153,000) and $(17,000) and $(984,000) and $(430,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2017 was determined to be approximately $347,236,000. The Company also determined that the fair value of its other debt of $8,402,000 at June 30, 2017 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2017 have not changed significantly from June 30, 2017. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2017 would not vary significantly from the proportion determined at June 30, 2017.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s chief executive officer for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 during both FY 2017 and FY 2018.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented from the acting branch manager on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $30,000 during FY 2017 and $33,000 during FY 2018.

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

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At September 30, 2017, 557,194 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2017, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2018 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2017	2,061,057	$ 4.92
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,000)	8.23

Outstanding at September 30, 2017	2,054,057	$ 4.91	4.6

Vested and expected to vest at September 30, 2017	2,054,057	$ 4.91	4.6

Exercisable at September 30, 2017	1,666,756	$ 4.87	3.7

At September 30, 2017, outstanding time-based options and performance-based options totaled 1,341,347and 712,710, respectively. Also at that date, the Company’s market price for its common stock was $5.05 per share, which was at or below the exercise prices of 49.2% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $2,085,000. Share-based compensation of $7,498,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2017. At that date, there remains $998,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.5 years.

A deduction is not allowed for U.S. income tax purposes with respect to non-qualified options granted in the United States until the stock options are exercised or, with respect to incentive stock options issued in the United States, unless the optionee makes a disqualifying disposition of the underlying shares. The amount of any deduction will be the difference between the fair value of the Company’s common stock and the exercise price at the date of exercise. Accordingly, there is a deferred tax asset recorded for the U.S. tax effect of the financial statement expense recorded related to stock option grants in the United States. Effective July 1, 2017, the tax effect of the U.S. income tax deduction in excess of the financial statement expense, if any, will be recorded as a benefit in the consolidated statement of operations.

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2017	480,310	$ 4.54
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2017	480,310	$ 4.54

Share-based compensation of $2,413,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2017. At that date, there remains $1,756,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.17 year – 2.75 years for the non-vested equity shares.

Royal Wolf Long Term Incentive Plan

Royal Wolf established the Royal Wolf Long Term Incentive Plan (the “LTI Plan”) in conjunction with its initial public offering in May 2011. Under the LTI Plan, the RWH Board of Directors may have granted, at its discretion, options, performance rights and/or restricted shares of RWH capital stock to Royal Wolf employees and executive directors. Vesting terms and conditions were up to four years and, generally, were subject to performance criteria based primarily on enhancing shareholder returns using a number of key financial benchmarks, including EBITDA. In addition, unless the RWH Board determined otherwise, if an option, performance right or restricted share had not lapsed or been forfeited earlier, it would have terminated at the seventh anniversary from the date of grant. It was intended that up to one percent of RWH’s outstanding capital stock would be reserved for grant under the LTI Plan and a trust was established to hold RWH shares for this purpose. However, since the Company held more than 50% of the outstanding shares of RWH capital stock, RWH shares reserved for grant under the LTI Plan were purchased in the open market. The LTI Plan, among other provisions, did not permit the transfer, sale, mortgage or encumbering of options, performance rights and restricted shares without the prior approval of the RWH Board. In the event of a change of control, the RWH Board, at its discretion, would have determined whether, and how many, unvested options, performance rights and restricted shares would have vested. In addition, if, in the RWH Board’s opinion, a participant acted fraudulently or dishonestly or was in breach of his obligations to Royal Wolf, the RWH Board may have deemed any options, performance rights and restricted shares held by or reserved for the participant to have lapsed or been forfeited.

With the Company’s acquisition of the noncontrolling interest of Royal Wolf (see Note 4), the LTI Plan was terminated in September 2017 and the RWH Board determined that 582,370 performance rights were deemed vested, resulting in payments totaling A$1,066,000 ($835,000) to participants. At the date of its termination, Royal Wolf had granted, net of forfeitures, 2,582,723 performance rights to key management personnel under the LTI Plan. Also, through the date of termination, 677,953 of the performance rights had been converted into RWH capital stock through purchases in the open market. In FY 2017 and FY 2018, share-based compensation of $(716,000) and $1,207,000, respectively, related to the LTI Plan had been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2017 and September 30, 2017, reported liability totaled $129,000 and $206,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2016	2017

Cash flows from operating activities
Net loss	$(744)	$ (844)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(8)	(6)
Loss (gain) on sales of lease fleet	547	(2,082)
Unrealized foreign exchange loss	153	984
Unrealized gain on forward exchange contracts	(81)	(210)
Unrealized gain on interest rate swaps and options	—	(3)
Depreciation and amortization	9,701	10,324
Amortization of deferred financing costs	348	379
Accretion of interest	66	78
Share-based compensation expense	(405)	1,658
Deferred income taxes	(1,818)	(1,292)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(1,201)	(4,644)
Inventories	(3,403)	(4,925)
Prepaid expenses and other	(227)	303
Trade payables, accrued liabilities and unearned revenues	(3,286)	4,855
Income taxes	—	88

Net cash provided by (used in) operating activities	$(358)	$ 4,663

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

	Quarter Ended September 30, 2017
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$11,828	$-	$11,828	$3,079	$(1,176)	$13,731	$13,554	$27,285

Leasing	26,039	8,349	34,388	-	(216)	34,172	15,460	49,632

	$37,867	$8,349	$46,216	$3,079	$(1,392)	$47,903	$29,014	$76,917

Share-based compensation	$96	$10	$106	$13	$332	$451	$1,207	$1,658

Depreciation and amortization	$3,511	$2,238	$5,749	$198	$(182)	$5,765	$4,559	$10,324

Operating income	$5,865	$698	$6,563	$(586)	$(1,133)	$4,844	$803	$5,647

Interest income	$-	$-	$-	$-	$5	$5	$10	$15

Interest expense	$2,063	$448	$2,511	$106	$2,193	$4,810	$1,012	$5,822

Additions to long-lived assets	$7,477	$674	$8,151	$-	$(125)	$8,026	$4,385	$12,411

	At September 30, 2017
Long-lived assets	$248,413	$51,265	$299,678	$2,328	$(10,458)	$291,548	$160,948	$452,496

Goodwill	$56,535	$20,782	$77,317	$-	$-	$77,317	$28,969	$106,286

	At June 30, 2017
Long-lived assets	$244,973	$52,158	$297,131	$2,526	$(10,521)	$289,136	$161,527	$450,663

Goodwill	$55,882	$20,782	$76,664	$-	$-	$76,664	$28,465	$105,129

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

Intersegment net revenues from Southern Frac to the North American leasing operations totaled $557,000 and $1,176,000 during FY 2017 and FY 2018, respectively.

Note 12. Subsequent Events

On October 13, 2017, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2017 through October 30, 2017, and is payable on October 31, 2017 to holders of record as of October 30, 2017.

On November 3, 2017, Royal Wolf completed its refinancing in the Asia-Pacific area by repaying the outstanding borrowings under the ANZ/CBA Credit Facility with borrowings under the new Deutsche Bank Credit Facility (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”), Royal Wolf Holdings Limited, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”).

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of September 30, 2017, our two geographic leasing operations lease and sell their products through twenty-one customer service centers (“CSCs”) in Australia, twelve CSCs in New Zealand, fifty-three branch locations in the United States and three branch locations in Canada. At that date, we had 254 and 549 employees and 42,104 and 39,309 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2017 (“FY 2018”) Compared to Quarter Ended September 30, 2016 (“FY 2017”)

The following compares our FY 2018 results of operations with our FY 2017 results of operations.

Revenues. Revenues increased $14.1 million, or 22%, to $76.9 million in FY 2018 from $62.8 million in FY 2017. This consisted of increases of $8.5 million, or 23%, in revenues in our North American leasing operations, $4.8 million increase, or 20%, in revenues in the Asia-Pacific area and $0.8 million, or 73%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2017 versus FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2018 was $0.78969 U.S. dollar compared to $0.75828 U.S. dollar during FY 2017. As a result, FY 2017 total revenues in the Asia-Pacific area were impacted by a favorable foreign exchange translation effect when compared to FY 2016. In Australian dollars, total revenues in the Asia-Pacific area increased by 13% in FY 2018 from FY 2017.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $4.0 million, or 12%, in FY 2018 from FY 2017, primarily in the commercial, construction, services and oil and gas sectors, which increased by an aggregate $3.8 million between the periods. At Lone Star, revenues significantly increased by $4.5 million, or 118%, from $3.8 million in FY 2017 to $8.3 million in FY 2018. The revenue increase in the Asia-Pacific area occurred across most sectors, but particularly in the building and construction and transportation sectors, which increased between the periods by $4.5 million, and was partially offset by a decrease of $1.5 million in the oil and gas sector.

Sales and leasing revenues represented 34% and 66% of total non-manufacturing revenues, respectively, in FY 2018, compared to 33% and 67% of total non-manufacturing revenues, respectively in FY 2017.

Sales during FY 2018 amounted to $27.3 million, compared to $21.5 million during FY 2017; representing an increase of $5.8 million, or 27%. This consisted of increases of $3.6 million, or 36%, in sales in the Asia-Pacific area, $1.4 million, or 13%, in our North American leasing operations and $0.8 million in manufacturing sales at Southern Frac. The increase in the Asia-Pacific area was comprised of increases of $2.3 million ($0.5 million decrease due to lower unit sales, $2.1 million increase due to higher average prices and a $0.7 million increase due to foreign exchange movements) in the CSC operations and $1.3 million ($0.1 million increase due to higher unit sales, $1.1 million increase due to higher average prices and a $0.1 million increase due to foreign exchange movements) in the national accounts group, and occurred across most sectors, but particularly in the building and construction and transportation sectors, which increased between the periods by $2.9 million. In Australian dollars, total sales in the Asia-Pacific area increased by 28% in FY 2018 from FY 2017. In our North American leasing operations, the sales increase in FY 2018 from FY 2017 was primarily in the commercial, construction and services sectors, which increased by a total of $1.6 million between the periods; offset somewhat by decreases in primarily the government and education sectors, which decreased by $0.5 million. The increase at Southern Frac was due primarily from sales of portable liquid containment tanks directly out of inventory, as production levels on all steel-based products decreased by 67% in FY 2018 from FY 2017.

Leasing revenues totaled $49.6 million in FY 2018, an increase of $8.3 million, or 20%, from $41.3 million in FY 2017. This consisted of increases of $1.2 million, or approximately 9%, in the Asia-Pacific area, and $7.1 million, or 26%, in North America. In Australian dollars, leasing revenues increased by 2% in the Asia-Pacific area in FY 2018 from FY 2017.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 86% and 61%, respectively, during FY 2018, as compared to 82% and 60%, respectively, in FY 2017. The overall average utilization increased to 81% in FY 2018 from 77% in FY 2017; and the average monthly lease rate of containers was AUS$158 in FY 2018 versus AUS$159 in FY 2017, caused primarily by a lower average lease rates in portable storage and building containers between the periods. Leasing revenues in FY 2018 increased from FY 20017 primarily because of the composite average monthly number of units on lease being over 1,800 higher in FY 2018, as compared to FY 2017, and a stronger Australian dollar between the periods. The leasing revenue increase in the Asia-Pacific area occurred across most sectors, but particularly in the building and construction, manufacturing, transportation and consumer sectors, which increased between the periods by $2.2 million, and was partially offset by a decrease of $1.2 million in the oil and gas sector.

In our North American leasing operations, average utilization rates were 76%, 83%, 72%, 82% and 82% and average monthly lease rates were $119, $336, $676, $287 and $769 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 71%, 79%, 39%, 77% and 81% and average monthly lease rates were $121, $307, $473, $284 and $785 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2017, respectively. The average composite utilization rate was 78% FY 2018 and 70% in FY 2017, and the composite average monthly number of units on lease was over 3,700 higher in FY 2018 as compared to FY 2017. The increase in leasing revenues between the periods was primarily in the oil & gas, commercial and construction sectors, which increased by $6.6 in FY 2018 from FY 2017. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $2.5 million, or 11%, in FY 2018 from FY 2017.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $4.6 million from $13.8 million during FY 2017 to $18.4 million during FY 2018, and our gross profit percentage from these non-manufacturing sales deteriorated to approximately 28% in FY 2018 from 32% in FY 2017. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $2.2 million in FY 2018, as compared to $1.4 million in FY 2017, resulting in a gross margin loss $0.3 million during both FY 2018 and FY 2017. The loss incurred during both periods was due primarily to the lack of production from our portable liquid containment tanks and other steel-based products. A greater amount of portable liquid containment tanks were sold out of inventory in FY 2018, as compared to FY 2017, and because these units had been written down to net realizable value, the gross profit effect was minimal despite the increase in sales between the periods.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $6.2 million from $34.4 million during FY 2017 to $40.6 million during FY 2018. As a percentage of revenues, however, these costs decreased to 53% during FY 2018 from 55% in FY 2017 due to the higher revenues being primarily driven by increases in average units on lease and rates between the periods in North America without a proportionate cost increase in the infrastructure.

Depreciation and Amortization. Depreciation and amortization increased by $0.6 million to $10.1 million in FY 2018 from $9.5 million in FY 2017. This consisted of an increase of $0.8 million in the Asia-Pacific, or approximately 21%, which included the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2018 versus FY 2017 (in Australian dollars, depreciation and amortization increased by 13%); which was offset somewhat by a slight decrease in North America due primarily to reduced amortization of intangible assets, primarily at Lone Star, which more than offset increased depreciation and amortization from our investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $5.8 million in FY 2018 increased by $1.0 million from $4.8 million in FY 2017. In North America, the higher interest expense of $1.0 million was due primarily to the weighted-average interest rate of 6.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2018 being higher than the 4.9% in FY 2017. In the Asia-Pacific area, interest expense was comparable during the periods as the lower weighted-average interest rate of 4.6% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2018 from the 5.0% in FY 2017 was effectively offset by the stronger Australian dollar between the periods.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.74425 at June 30, 2016, $0.76358 at September 30, 2016, $0.76869 at June 30, 2017 and $0.7834 at September 30, 2017. In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(153,000) and $(17,000) and $(984,000) and $(430,000), respectively. In addition, in FY 2017 and FY 2018, net unrealized exchange gains on forward exchange contracts totaled $81,000 and $210,000, respectively.

Income Taxes. Our effective income tax rate was 38.0% and 40.0% in FY 2018 and FY 2017, respectively. In both periods, the effective tax rate differs from the U.S. federal tax rate of 35% primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. In addition, because it was not significant, FY 2018 includes a $135,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Preferred Stock Dividends. In both FY 2018 and FY 2017, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and, in FY 2017, Southern Frac results of operations were a reduction of $0.8 million to the net loss in FY 2018 and an increase to the net loss of $0.5 million in FY 2017.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $1.0 million in FY 2018 versus $2.1 million in FY 2017, an improvement of approximately $1.1 million, primarily as a result of higher operating profit in North America; offset somewhat by a net loss in the Asia-Pacific area caused primarily by greater share-based compensation expense and unrealized foreign exchange loss between the periods.

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

	Quarter Ended September 30,
	2016	2017

Net loss	$(744)	$ (844)
Add (deduct) —
Benefit for income taxes	(496)	(518)
Foreign currency exchange loss and other	95	1,202
Interest expense	4,831	5,822
Interest income	(23)	(15)
Depreciation and amortization	9,701	10,324
Share-based compensation expense	(405)	1,658

Adjusted EBITDA	$12,959	$ 17,629

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

Asia-Pacific Leasing Senior Credit Facility

ANZ/CBA Credit Facility

Royal Wolf had a $117,510,000 (AUS$150,000,000) secured senior credit facility, as last amended in December 2016, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). Under the common deed arrangement of the ANZ/CBA Credit Facility, ANZ’s proportionate share of the borrowing capacity was $70,506,000 (AUS$90,000,000) and CBA’s proportionate share was $47,004,000 (AUS$60,000,000). The ANZ/CBA Credit Facility was secured by substantially all of the assets of our Australian and New Zealand subsidiaries and had $78,340,000 (AUS$100,000,000) maturing on January 31, 2022 (Facility A), and $39,170,000 (AUS$50,000,000) maturing on July 31, 2019 (Facility B).

Deutsche Bank Credit Facility

On July 11, 2017, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), GFN and GFNAPH entered into an agreement (the “Commitment Letter”) wherein Deutsche Bank committed to arrange, underwrite and syndicate a three-year, $97,925,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) to refinance, subsequent to September 30, 2017, the existing ANZ/CBA Credit Facility following completion of the acquisition of the noncontrolling interest of Royal Wolf (see Note 4 of Notes to Condensed Consolidated Financial Statements). Pursuant to the Commitment Letter, Deutsche Bank committed to enter into the Deutsche Bank Credit Facility subject to the terms and conditions of a syndicated facility agreement attached to the Commitment Letter. The Deutsche Bank Credit Facility would consist of a $15,668,000 (AUS$20,000,000) Facility A that would amortize semi-annually; a $66,589,000 (AUS$85,000,000) Facility B with no scheduled amortization; and a $15,668,000 (AUS$20,000,000) revolving Facility C to be used for working capital purposes. The Deutsche Bank Credit Facility will be secured by substantially all of the assets and by the pledge of all capital stock of RWH and its subsidiaries.

Bison Capital Notes

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses. The Bison Capital Notes have a maturity of five years and are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH.

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

Corporate Senior Notes

On June 18, 2014, we completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, we used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000. The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014. The Senior Notes rank equally in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The Senior Notes are effectively subordinated to any of our existing and future secured debt, to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all existing and future liabilities of our subsidiaries and are not guaranteed by any of our subsidiaries.

As of September 30, 2017, our required principal and other obligations payments for the twelve months ending September 30, 2018 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,
	2018	2019	2020	2021

ANZ/CBA Credit Facility	$—	$31,825	$—	$—
Bison Capital Notes	—	—	—	—
Wells Fargo Credit Facility	—	2,000	2,000	2,000
Senior Notes	—	—	—	77,390
Other	5,296	2,423	1,104	95

	$5,296	$36,248	$3,104	$79,485

Reference is made to Notes 5 and 12 of Notes to Condensed Consolidated Financial Statements for further discussion of our senior and other debt and recent developments.

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock and 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”), if and when declared by our Board of Directors. While we have always owned a majority interest in Royal Wolf and its results and accounts are included in our consolidated financial statements, access to its operating cash flows, cash on hand and other financial assets and the borrowing capacity under its senior credit facility are limited to us in North America contractually by its senior lenders and, to a certain extent, as a result of Royal Wolf having been a publicly-listed entity on the Australian Stock Exchange.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,
	2016	2017

Net cash provided by (used in) operating activities	$(358)	$4,663

Net cash used in investing activities	$(9,545)	$(80,041)

Net cash provided by (used in) financing activities	$10,220	$76,895

Cash Flow for FY 2018 Compared to FY 2017

Operating activities. Our operations provided cash of $4.7 million during FY 2018 versus using $0.4 million during FY 2017, an increase in cash of $5.1 million between the periods. While the net loss of $0.8 million in FY 2018 was not significantly different from the net loss in FY 2017 of $0.7 million, our management of operating assets and liabilities in FY 2018, when compared to FY 2017, increased cash by $3.8 million. In FY 2018 our management of these operating accounts reduced cash by $4.3 million, whereas in FY 2017 they reduced cash by $8.1 million. Historically, we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. Non-cash adjustments relating to depreciation, amortization, amortization of deferred financing costs and accretion of interest also increased cash between the periods by $0.7 million, from $10.1 million in FY 2017 to $10.8 million in FY 2018; and non-cash share-based compensation of $1.7 million in FY 2018 further increased operating cash flows by $2.1 million when compared to a $0.4 million reduction in FY 2017. Typically, share-based compensation is an add-back to operating cash flows, but in FY 2017 a benefit of $0.7 million was recorded at Royal Wolf, primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements). In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased cash by $0.7 million between the periods, from $0.1 million in FY 2017 to $0.8 million in FY 2018. Finally, operating cash flows were increased between the periods by $0.5 million from non-cash adjustments for deferred income taxes. In FY 2018 and FY 2017, deferred income taxes reduced operating cash flows by $1.3 million and $1.8 million, respectively. Somewhat offsetting these increases in operating activities between the periods was the net gain or loss on the sales of lease fleet, which decreased cash by $2.6 million in FY 2018 from FY 2017.

Investing Activities. Net cash used in investing activities was $80.0 million during FY 2018, as compared to $9.5 million used during FY 2017, resulting in a net increase in the use of cash between the periods of $70.5 million. In FY 2018, we used $73.2 million and $1.4 million of cash to acquire the noncontrolling interest of Royal Wolf and make a business acquisition in North America, respectively. In FY 2017, we made two business acquisitions in North America for cash of $2.1 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). Purchases of property, plant and equipment (or rolling stock) were $1.3 million in FY 2018 and $0.8 million in FY 2017, an increase of $0.5 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $4.1 million in FY 2018 as compared to $6.7 million in FY 2017, a decrease of $2.6 million. In FY 2018, net capital expenditures of lease fleet were approximately $3.8 million in North America, as compared to $4.4 million in FY 2017, a decrease of $0.6 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $0.3 million in FY 2018, versus $2.3 million in FY 2017, a decrease of $2.0 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $76.9 million during FY 2018, as compared to $10.2 million provided during FY 2017, an increase to cash between the periods of $66.7 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements). Deferred financing costs related to the Bison Capital Notes totaled $1.2 million. Cash of $0.9 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2018 Royal Wolf paid a special capital stock dividend of $1.0 million to the noncontrolling interest (see Note 3 of Notes to Condensed Consolidated Financial Statements). In FY 2018 and FY 2017, financing activities also included net borrowings of $10.1 million and $11.1 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet, make business acquisitions, pay dividends and, in FY 2017, for the management of operating assets and liabilities.

Asset Management

Receivables and inventories were $49.3 million and $34.6 million at September 30, 2017 and $44.4 million and $29.6 million at June 30, 2017, respectively. At September 30, 2017, DSO in trade receivables were 50 days and 48 days in the Asia-Pacific area and our North American leasing operations, as compared to 49 days and 46 days at June 30, 2017, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $429.5 million at September 30, 2017, as compared to $427.3 million at June 30, 2017. At September 30, 2017, we had 81,413 units (23,136 units in retail operations in Australia, 8,684 units in national account group operations in Australia, 10,284 units in New Zealand, which are considered retail; and 39,309 units in North America) in our lease fleet, as compared to 80,712 units (23,222 units in retail operations in Australia, 8,871 units in national account group operations in Australia, 10,137 units in New Zealand, which are considered retail; and 38,482 units in North America) at June 30, 2017. At those dates, 65,231 units (19,545 units in retail operations in Australia, 5,403 units in national account group operations in Australia, 9,015 units in New Zealand, which are considered retail; and 31,268 units in North America); and 63,321 units (19,554 units in retail operations in Australia, 5,287 units in national account group operations in Australia, 8,930 units in New Zealand, which are considered retail; and 29,550 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 34,458 storage and freight containers and 7,646 portable building containers at September 30, 2017; and 34,625 storage and freight containers and 7,605 portable building containers at June 30, 2017. At those dates, units on lease were comprised of 28,475 storage and freight containers and 5,488 portable building containers; and 28,280 storage and freight containers and 5,491 portable building containers, respectively.

In North America, the lease fleet was comprised of 25,870 storage containers, 3,682 office containers (GLOs), 4,110 portable liquid storage tank containers, 4,478 mobile offices and 1,169 modular units at September 30, 2017; and 25,175 storage containers, 3,552 office containers (GLOs), 4,097 portable liquid storage tank containers, 4,491 mobile offices and 1,167 modular units at June 30, 2017. At those dates, units on lease were comprised of 20,344 storage containers, 3,125 office containers, 3,212 portable liquid storage tank containers, 3,629 mobile offices and 958 modular units; 19,296 storage containers, 2,885 office containers, 2,672 portable liquid storage tank containers, 3,732 mobile offices and 965 modular units, respectively.

Contractual Obligations and Commitments

Our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. We believe that our contractual obligations have not changed significantly from those included in the Annual Report.

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

A comprehensive discussion of our critical and significant accounting policies and management estimates are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements in the Annual Report. Reference is also made to Note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a further discussion of our significant accounting policies. We believe there have been no significant changes in our critical accounting policies, estimates and judgments since June 30, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2017, as filed with the SEC on September 8, 2017 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 25, 2017, the Registrant, through a wholly-owned subsidiary, issued notes to Bison Capital Partners V, L.P. (the “Bison Capital Notes”) in the aggregate original principal amount of $80,000,000, in which up to 5,200,000 shares of GFN common stock may be issued upon the conversion of the amounts owed under a $26,000,000 convertible note (the “Convertible Note”). The Convertible Note, and any GFN common stock issuable upon conversion of the Convertible Note, were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D, which exempt transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Commitment Letter dated July  11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017)

10.2	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017)
10.3	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017)
10.4	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017)
10.5	Amendment No. 7 to Amended and Restated Credit Agreement is dated as of July 31, 2017 among Wells Fargo Bank, National Association, East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., Associated Bank, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC and Guarantor Acknowledgement (incorporated by reference to Registrant’s Form 8-K filed August 1, 2017)
10.6	Waiver of Certain Closing Conditions dated August 17, 2017 by and among Bison Capital Partners V, LP, General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed August 21, 2017)
10.7	Amended and Restated Securities Purchase Agreement dated September 19, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 22, 2017)
10.8	11.9% Secured Senior Convertible Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.9	11.9% Secured Senior Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.10	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.11	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.12	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.13	Pledged Account Agreement dated September 25, 2017 among D.A. Davidson & Co., Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.14	CHESS Sponsorship Deed dated September 26, 2017 by GFN Asia Pacific Holdings Pty Ltd., Credit Suisse Equities (Australia) Limited and Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.15	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.16	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.17	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.18	Side Letter Deed dated September 25, 2017 among Bison Capital Partners V, L.P., General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.19	Board Observer Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.20	Registration Rights Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)
10.21	Guaranty dated September 25, 2017 by GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017)

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2017	GENERAL FINANCE CORPORATION

By: /s/ Ronald F. Valenta
Ronald F. Valenta
Chief Executive Officer

By: /s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer