Form 10-Q
period 2017-12-31
General Finance CORP
filed 2018-02-06
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,721,974 shares outstanding as of February 2, 2018.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	December 31, 2017

Assets
Cash and cash equivalents	$7,792	$5,507
Trade and other receivables, net of allowance for doubtful accounts of $6,387 and $6,200 at June 30, 2017 and December 31, 2017, respectively	44,390	54,689
Inventories	29,648	32,801
Prepaid expenses and other	8,923	8,563
Property, plant and equipment, net	23,388	23,316
Lease fleet, net	427,275	436,585
Goodwill	105,129	109,989
Other intangible assets, net	28,769	26,794

Total assets	$675,314	$698,244

Liabilities
Trade payables and accrued liabilities	$42,774	$47,012
Unearned revenue and advance payments	15,548	17,066
Senior and other debt, net	355,638	440,071
Fair value of embedded derivative in Convertible Note	—	3,581
Deferred tax liabilities	38,106	36,901

Total liabilities	452,066	544,631

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2017 and December 31, 2017	40,100	40,100

Common stock, $.0001 par value: 100,000,000 shares authorized; 26,611,688 shares issued and outstanding at June 30, 2017 and 26,669,618 at December 31, 2017	3	3

Additional paid-in capital	120,370	138,333

Accumulated other comprehensive loss	(12,355)	(15,286)

Accumulated deficit	(12,972)	(10,041)

Total General Finance Corporation stockholders’ equity	135,146	153,109

Equity of noncontrolling interests	88,102	504

Total equity	223,248	153,613

Total liabilities and equity	$675,314	$698,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017

Revenues
Sales:
Lease inventories and fleet	$25,387	$36,065	$45,759	$61,447
Manufactured units	1,663	2,080	2,757	3,983

	27,050	38,145	48,516	65,430
Leasing	45,277	53,985	86,609	103,617

	72,327	92,130	135,125	169,047

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	18,140	25,900	31,972	44,310
Manufactured units	2,115	1,964	3,527	4,140
Direct costs of leasing operations	18,658	21,951	36,518	43,006
Selling and general expenses	16,429	17,725	32,957	37,228
Depreciation and amortization	9,888	9,531	19,391	19,657

Operating income	7,097	15,059	10,760	20,706

Interest income	13	23	36	38
Interest expense	(5,016)	(9,447)	(9,847)	(15,269)
Foreign currency exchange and other gain (loss)	189	(1,852)	94	(3,054)

	(4,814)	(11,276)	(9,717)	(18,285)

Income before provision for income taxes	2,283	3,783	1,043	2,421

Provision for income taxes	913	809	417	291

Net income	1,370	2,974	626	2,130

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)

Noncontrolling interests	(1,087)	—	(1,558)	801

Net income (loss) attributable to common stockholders	$(639)	$2,052	$(2,776)	$1,087

Net income (loss) per common share:
Basic	$(0.02)	$0.08	$(0.11)	$0.04
Diluted	(0.02)	0.08	(0.11)	0.04

Weighted average shares outstanding:
Basic	26,300,061	26,636,594	26,259,433	26,624,141
Diluted	26,300,061	27,311,401	26,259,433	27,297,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2016	2017	2016	2017

Net income	$1,370	$2,974	$626	$2,130

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $6 and $(6) and $6 and $44 in the quarter and six months ended December 31, 2016 and 2017, respectively	149	(41)	278	84

Cumulative translation adjustment	(6,483)	(249)	(3,644)	3,629

Total comprehensive income (loss)	(4,964)	2,684	(2,740)	5,843

Allocated to noncontrolling interests	2,353	—	11	(1,095)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(2,611)	$2,684	$(2,729)	$4,748

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$223,248

Share-based compensation	—	—	1,506	—	—	1,506	591	2,097

Preferred stock dividends	—	—	(1,844)	—	—	(1,844)	—	(1,844)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,038)	(1,038)

Issuance of 22,500 shares of common stock on exercises of stock options	—	—	34	—	—	34	—	34

Grant of 35,430 shares of restricted stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	2,931	2,931	(801)	2,130

Fair value change in derivative, net of related tax effect	—	—	—	23	—	23	61	84

Cumulative translation adjustment	—	—	—	1,794	—	1,794	1,835	3,629

Total comprehensive income (loss)	—	—	—	—	—	4,748	1,095	5,843

Acquistion of noncontrolling interest in Royal Wolf	—	—	18,267	(4,748)	—	13,519	(88,246)	(74,727)

Balance at December 31, 2017	$40,100	$3	$138,333	$(15,286)	$(10,041)	$153,109	$504	$153,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2016	2017

Net cash provided by operating activities (Note 10)	$10,911	$14,615

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,993)	(11,335)
Acquistion of the noncontrolling interest in Royal Wolf	—	(73,251)
Proceeds from sales of property, plant and equipment	165	34
Purchases of property, plant and equipment	(1,727)	(2,154)
Proceeds from sales of lease fleet	10,964	12,784
Purchases of lease fleet	(26,057)	(25,702)
Other intangible assets	(345)	(89)

Net cash used in investing activities	(21,993)	(99,713)

Cash flows from financing activities:
Repayments of equipment financing activities	(253)	(251)
Repayment of Credit Suisse Term Loan	—	(10,000)
Repayment of ANZ/CBA Credit Facility	—	(81,521)
Proceeds from issuance of Bison Capital Notes	—	80,000
Proceeds from senior and other debt borrowings, net	11,762	102,235
Deferred financing costs	(260)	(3,819)
Proceeds from issuances of common stock	20	34
Dividends and distributions by subsidiaries	(939)	(1,038)
Preferred stock dividends	(1,844)	(1,844)

Net cash provided by financing activities	8,486	83,796

Net decrease in cash	(2,596)	(1,302)

Cash and equivalents at beginning of period	9,342	7,792

The effect of foreign currency translation on cash	(358)	(983)

Cash and equivalents at end of period	$6,388	$5,507

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $376 and $612 as part of the consideration for business acquisitions during the six months ended December 31, 2016 and 2017, respectively (see Note 4).

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

Unless otherwise indicated, references to “FY 2017” and “FY 2018” are to the six months ended December 31, 2016 and 2017, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	December 31,

	2017	2017

Finished goods	$25,564	$27,405
Work in progress	1,844	3,224
Raw materials	2,240	2,172

	$29,648	$32,801

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,

		2017	2017

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,890	4,890
Transportation and plant equipment (including capital lease assets)	3 — 20 years	39,899	42,749
Furniture, fixtures and office equipment	3 — 10 years	10,683	11,177

		57,640	60,984
Less accumulated depreciation and amortization		(34,252)	(37,668)

		$23,388	$23,316

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2017 and December 31, 2017, the gross costs of the lease fleet were $534,197,000 and $554,706,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2017			December 31, 2017

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	47,647	(31,223)	16,424	48,943	(33,227)	15,716
Non-compete agreements	9,622	(6,678)	2,944	9,833	(7,352)	2,481
Deferred financing costs	4,855	(2,250)	2,605	3,522	(1,688)	1,834
Other	4,006	(2,243)	1,763	4,404	(2,674)	1,730

	$71,616	$(42,847)	$28,769	$72,188	$(45,394)	$26,794

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2016	2017	2016	2017

Basic	26,300,061	26,636,594	26,259,433	26,624,141
Assumed exercise of stock options	—	674,807	—	673,125
Assumed conversion of convertible debt	—	—	—	—

Diluted	26,300,061	27,311,401	26,259,433	27,297,266

Potential common stock equivalents totaling 1,460,862 for both the quarter ended December 31, 2016 and FY 2017 and 4,415,574 and 4,417,256 for the quarter ended December 31, 2017 and FY 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Enacted U.S. Federal Tax Legislation

Introduced initially as the Tax Cuts and Jobs Act, the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act applies to corporations generally beginning with taxable years starting after December 31, 2017, or the fiscal year ending June 30, 2019 for the Company, and reduces the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduces other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduces an international tax reform that moves the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations will be subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. Any transition tax to be paid on accumulated foreign earnings is not expected to be significant since the Company has available NOL and FTC carryforwards to offset any transitional taxes that would be otherwise payable.

In accordance with ASC Topic 740, Income Taxes, the Company re-measured its deferred income tax assets and liabilities for, among other things, temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

This re-measurement resulted in an estimated benefit of approximately $6,500,000, which was recognized through the provision (benefit) for income taxes in the accompanying consolidated statements of operations as a discrete item in the quarter ended December 31, 2017. This estimated tax benefit was offset by approximately $5,200,000 for both the estimated transition tax and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that the Company believes will not be realized, and other adjustments totaling approximately $550,000. Both the estimated transition tax and valuation allowance are considered provisional amounts that require further analysis. These provisional amounts are subject to adjustment during a measurement period which should not extend beyond one year from the enactment date of the Act as in accordance with Staff Accounting Bulletin No. 118.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under ASU No. 2016-09, all excess tax benefits and tax deficiencies will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

windfall until it reduces current taxes payable. ASU No. 2016-09 will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. In addition, this ASU allows a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. The Company implemented ASU No. 2016-09 in FY 2018, elected to recognize forfeitures as they occur and, because it was not significant, recorded the $89,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited in the accompanying consolidated statement of operations. The tax effect for excess tax benefits and forfeitures in FY 2018 was a tax charge of $202,000.

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2017 and December 31, 2017, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2017 and December 31, 2017, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividends

As of December 31, 2017, since issuance, dividends paid or payable totaled $89,000 for the Series B Preferred Stock and dividends paid totaled $16,280,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

Note 4. Acquisitions

Acquistion of Noncontrolling Interest of Royal Wolf

On July 12, 2017, the Company announced that it commenced, through GFNAPH, an off-market takeover offer and entered into a binding takeover bid implementation agreement with the independent directors of RWH to acquire the approximately 49.2 million ordinary (common) shares of RWH not owned by the Company. The takeover offer was for AUS$1.83 per share in cash, less a special dividend declared by RWH of AUS$0.0265 per share (see Note 3), for total purchase consideration to be paid by the Company of AUS$88,712,000 ($70,401,000), or AUS$1.8035 per share. For the takeover offer, the Company used AUS$2,516,000 ($1,997,000) borrowed under its North America senior secured revolving credit facility (see Note 5) and received financing totaling $80,000,000 from Bison Capital Equity Partners V, L.P. (“Bison Capital”) and its affiliates, of which $10,000,000 was used for the repayment of the term loan due to Credit Suisse AG, Singapore Branch (“Credit Suisse”) (See Note 5). At September 8, 2017, the closing of the takeover bid offer period, the Company received valid acceptances for approximately 48.1 million shares, which in combination with the 51.2 million RWH shares previously owned by the Company represented approximately 99% of the total shares outstanding. The Company deposited in escrow the entire amount of the purchase consideration required to acquire all 49.2 million of the RWH shares owned by the noncontrolling interest shareholders, with owners of the 48.1 million shares accepting the takeover bid offer paid on or before September 29, 2017, and the remaining 1.1 million shares paid on or around October 31, 2017.

The accounting for the purchase consideration and total transaction-related costs of $70,402,000 and $2,312,000 (net of income tax effect of $537,000), respectively, as well as the adjustment to the accumulated other comprehensive income (loss) and reclassification of the noncontrolling interest of Royal Wolf to the Company’s equity accounts, have been recorded as equity transactions in the accompanying consolidated balance sheet in FY 2018.

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

On September 1, 2017, the Company, through Pac-Van, purchased the container businesses of Advantage Storage Trailer, LLC and Big Star Container, LLC (collectively “Advantage”) for approximately $1,576,000, which included a general indemnity holdback of $155,000. Advantage is located in Austin and San Antonio, Texas.

On December 1, 2017, the Company, through Pac-Van, purchased the container and mobile office business of Gauthier Homes, Inc. (“Gauthier”) for approximately $10,371,000, which included a general indemnity holdback of $457,000. Gauthier is located in Carencro (Lafayette) and Houma, Louisiana.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation for the acquisition in FY 2018 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Advantage September 1, 2017	Gauthier December 1, 2017

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$390
Inventories	234	444
Property, plant and equipment	55	339
Lease fleet	558	4,216
Unearned revenue and advance payments	(25)	(237)

Total net tangible assets acquired and liabilities assumed	822	5,152

Fair value of intangible assets acquired:
Non-compete agreement	56	143
Customer lists/relationships	97	1,085
Other	—	250
Goodwill	601	3,741

Total intangible assets acquired	754	5,219

Total purchase consideration	$1,576	$10,371

The FY 2018 operating results prior to and since the respective date of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the FY 2018 acquisitions is deductible for U.S. income tax purposes.

The Company incurred approximately $20,000 and $37,000 during the quarter ended December 31, 2016 and FY 2017, respectively, and $53,000 and $64,000 during the quarter ended December 31, 2017 and FY 2018, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $97,586,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility consists of a $15,614,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $66,358,000 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $15,614,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. The amounts borrowed bear interest at the rate of 5.0% per annum until delivery of the first compliance certificate and thereafter at the bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of all capital stock of RWH and its subsidiaries and matures on November 3, 2020, at which time an exit fee of up to $878,000 (A$1,125,000) is owed depending on the final amounts borrowed. In addition, the Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined. At December 31, 2017, the Deutsche Bank Credit Facility totaled $83,063,000 (A$106,398,000), net of deferred financing costs of $2,404,000, and availability under the revolving Facility C totaled $12,234,000 (AUS$15,671,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.780683 U.S. dollar at December 31, 2017.

Bison Capital Notes

General

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see below), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.

The Bison Capital Notes have a maturity of five years and bear interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018.    The Bison Capital Notes may be prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance. The Company may elect to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes are payable in Australian dollars, but the principal must be repaid in U.S. dollars. The Bison Capital Notes are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes are subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contains certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must be repaid upon a change of control, as defined. At December 31, 2017, the Bison Capital Notes totaled $77,201,000, net of deferred financing costs of $1,137,000.

Convertible Note

At any time prior to maturity, Bison Capital may convert unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share, subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceed $600,000 over a period of 20 consecutive days, GFN may force Bison Capital to convert all or a portion of the Convertible Note. The Convertible Note also provides that Bison Capital shall not be entitled, and GFN shall not be obligated, to convert the Convertible Note into shares of GFN common stock if such conversion would result in holders of the Convertible Note beneficially owning in excess of 5,200,000 shares of GFN common stock, or approximately 19.5% of the number of shares of GFN common stock outstanding immediately prior to issuance of the Convertible Note. The Convertible Note grants Bison Capital and holders of the Convertible Note a preemptive right to invest in any issuance GFN equity securities, options or warrants to maintain its proportionate interest in GFN common stock, after giving effect to the conversion of the entire Convertible Note. In addition, the Convertible Note includes a provision which requires GFNAPH and GFNAPF to pay Bison Capital, via the payment of principal, interest and the value of GFN common stock received upon conversion of all or a portion of the Convertible Note, a minimum return of 1.75 times the original $26,000,000 principal amount. This minimum rate of return will be recorded at $806,000 per year, or $201,500 per quarter, as an accretion in the accompanying consolidated

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

statements of operations. The Convertible Note must also be repaid upon a change of control, as defined. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received from conversion of the Convertible Note, then 50% of the interest accrued and actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH or GFNAPF in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN by the shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holder may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note. As a result, the Company separately accounts for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this standalone derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determines the fair value of the embedded derivative using a valuation model and market prices and reassesses the fair value of the embedded derivative at the end of each reporting period or more frequently as deemed necessary, with any changes in value reported in the accompanying consolidated statements of operations. At December 31, 2017, the fair value of this standalone derivative was $3,581,000.

North America Senior Credit Facility

The North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $237,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Canadian Imperial Bank of Commerce (“CIBC”), KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There is also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First In Last Out Term Loan (”FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000, and inclusive in the $237,000,000 total amount. The FILO Term Loan has the same maturity date and commences principal amortization on October 1, 2018 at $500,000 per quarter. The FILO Term Loan has a prepayment fee of 3.00% of the prepaid amount if prepaid prior to the first anniversary, 2.00% of the prepaid amount if prepaid prior to the second anniversary and 1.00% of the prepaid amount if prepaid prior to the third anniversary.

The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of the Company’s North American leasing and manufacturing operations. The FILO Term Loan also contains a first priority lien on the same collateral, but on a “last out basis,” after all of the outstanding obligations to the primary lenders in the Wells Fargo Credit Facility have been satisfied. The Wells Fargo Credit Facility effectively not only finances the North American operations, but also the funding requirements for the Series C Preferred Stock (see Note 3) and the publicly-traded unsecured senior notes. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; and (b) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

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

At December 31, 2017, borrowings and availability under the Wells Fargo Credit Facility totaled $195,030,000 and $33,970,000, respectively.

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

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,319,000 and $75,570,000, net of unamortized debt issuance costs of $2,071,000 and $1,820,000, at June 30, 2017 and December 31, 2017, respectively).

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

Other

At December 31, 2017, other debt totaled $9,207,000.

The Company was in compliance with the financial covenants under all its credit facilities as of December 31, 2017.

The weighted-average interest rate in the Asia-Pacific area was 4.9% and 10.0% and 4.9% and 7.4% in the quarter ended December 31, 2016 and 2017 and in FY 2017 and FY 2018, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 5.0% and 5.9% and 5.0% and 6.0% in the quarter ended December 31, 2016 and 2017 and in FY 2017 and FY 2018, respectively, which does not include the effect of amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2017	December 31, 2017

Swap Contracts	Trade payables and accrued liabilities	$ 96	$ —

Forward-Exchange Contracts	Trade and other receivables	—	13

Forward-Exchange Contracts	Trade payables and accrued liabilities	299	11

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2016	2017	2016	2017

Swap Contracts	Unrealized gain (loss) included in interest expense	$—	$(3)	$—	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain and other	$354	$182	$435	$392

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. The Company entered into two interest rate swap contracts in FY 2017 that have been designated as cash flow hedges. The Company expected these derivatives to remain effective during the remaining term of the swaps; however, any changes in the portion of the hedges considered ineffective was recorded in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017. In FY 2018 the two interest rate swap contracts were closed, with the Company incurring break costs of $148,000.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2017, the two open interest rate swap contracts were as follows (dollars in thousands):

June 30,
2017
Notional amounts	$30,748
Fixed/Strike Rates	2.0025% - 2.2900%
Floating Rates	1.6650%
Fair Value of Combined Contracts	$(96)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2017, there were 16 open forward exchange contracts that mature between July 2017 and December 2017; and as of December 31, 2017, there were 19 open forward exchange that mature between January 2018 and April 2018, as follows (dollars in thousands):

	June 30,	December 31,
	2017	2017
Notional amounts	$7,687	$3,898
Exchange/Strike Rates (AUD to USD)	0.69304 – 0.75650	0.68667 – 0.80335
Fair Value of Combined Contracts	$(299)	$2

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the quarter ended December 31, 2016 and 2017, net unrealized and realized foreign exchange gains (losses) totaled $(392,000) and $134,000 and $(348,000) and $24,000, respectively. In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(545,000) and $117,000, and $(1,332,000) and $(406,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2017 was determined to be approximately $347,236,000. The Company also determined that the fair value of its other debt of $8,402,000 at June 30, 2017 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2017 have not changed significantly from June 30, 2017. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2017 would not vary significantly from the proportion determined at June 30, 2017.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s chief executive officer for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 and $29,000 during the quarter ended December 31, 2016 and 2017, respectively, and $56,000 during both FY 2017 and FY 2018.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented from the acting branch manager on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $30,000 and $33,000 during the quarter ended December 31, 2016 and 2017 and $59,000 and $65,000 during FY 2017 and FY 2018, respectively.

Note 8. Equity Plans

On September 11, 2014, the Board of Directors of the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the stockholders at the Company’s annual meeting on December 4, 2014 and amended and restated by the stockholders at the annual meeting on December 3, 2015. The 2014 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2014 Plan may

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2014 Plan by the stockholders, the Company suspended further grants under its previous equity plans, the General Finance Corporation 2006 Stock Option Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) (collectively the “Predecessor Plans”), which had a total of 2,500,000 shares reserved for grant. Any stock options which are forfeited under the Predecessor Plans will become available for grant under the 2014 Plan, but the total number of shares available under the 2014 Plan will not exceed the 1,500,000 shares reserved for grant under the 2014 Plan, plus any options which were forfeited or are available for grant under the Predecessor Plans. If not sooner terminated by the Board of Directors, the 2014 Plan will expire on December 4, 2024, which is the tenth anniversary of the date it was approved by the Company’s stockholders. The 2006 Plan expired on June 30, 2016 and the 2009 Plan will expire on December 10, 2019. On December 7, 2017, the stockholders approved an amendment unanimously approved by the Board of Directors of the Company that increased the number of shares reserved for issuance under the 2014 Plan by 1,000,000 shares, from 1,500,000 to 2,500,000 shares of common stock, plus any options which were forfeited or are available for grant under the 2009 Plan. The Predecessor Plans and the 2014 Plan are referred to collectively as the “Stock Incentive Plan.”

There have been no grants or awards of restricted stock units, stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”) and non-vested equity shares. At December 31, 2017, 1,296,764 shares remained available for grant.

On December 15, 2017 (the “December 2017 Grant”), the Company granted time-based options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.25 per share. The options under the December 2017 Grant vest over 36 months from the date of grant. The weighted-average fair value of the stock options in the December 2017 Grant was $3.45, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.26%, an expected life of 7.5 years, an expected volatility of 50.5% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2017, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2018 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2017	2,061,057	$4.92
Granted	225,000	6.25
Exercised	(22,500)	1.53
Forfeited or expired	(232,000)	9.03

Outstanding at December 31, 2017	2,031,557	$4.64	5.5

Vested and expected to vest at December 31, 2017	2,031,557	$4.64	5.5

Exercisable at December 31, 2017	1,419,256	$4.26	4.0

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2017, outstanding time-based options and performance-based options totaled 1,330,347and 701,210, respectively. Also at that date, the Company’s market price for its common stock was $6.80 per share, which was at or below the exercise prices of 7.2% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $4,690,000. Share-based compensation of $7,691,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2017. At that date, there remains $1,582,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.5 years.

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

A summary of the Company’s non-vested equity share activity follows:

	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2017	480,310	$4.54
Granted	35,430	6.35
Vested	(77,667)	4.16
Forfeited	—	—

Nonvested at December 31, 2017	438,073	$4.76

Share-based compensation of $2,659,000 related to non-vested equity shares has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2017. At that date, there remains $1,735,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.79 year – 2.50 years for the non-vested equity shares.

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

With the Company’s acquisition of the noncontrolling interest of Royal Wolf (see Note 4), the LTI Plan was terminated in September 2017 and the RWH Board determined that 582,370 performance rights were deemed vested, resulting in payments totaling A$1,066,000 ($835,000) to

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

participants. At the date of its termination, Royal Wolf had granted, net of forfeitures, 2,582,723 performance rights to key management personnel under the LTI Plan. Also, through the date of termination, 677,953 of the performance rights had been converted into RWH capital stock through purchases in the open market. In FY 2017 and FY 2018, share-based compensation of $(522,000) and $1,207,000, respectively, related to the LTI Plan had been recognized in the consolidated statements of operations, with a corresponding benefit to equity.

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2017 and December 31, 2017, reported liability totaled $129,000 and $291,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2016	2017

Cash flows from operating activities
Net income	$626	$2,130
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(61)	(5)
Gain on sales of lease fleet	(428)	(3,746)
Unrealized foreign exchange loss	545	1,332
Unrealized gain on forward exchange contracts	(435)	(392)
Change in valuation of bifurcated derivative in Convertible Note	—	1,717
Depreciation and amortization	19,787	19,992
Amortization of deferred financing costs	700	1,302
Accretion of interest	135	344
Share-based compensation expense	191	2,097
Deferred income taxes	(482)	(1,402)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(7,034)	(10,424)
Inventories	2,829	(2,731)
Prepaid expenses and other	(2)	562
Trade payables, accrued liabilities and unearned revenues	(4,243)	3,038
Income taxes	(1,217)	801

Net cash provided by operating activities	$10,911	$14,615

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

	Quarter Ended December 31, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$13,510	$-	$13,510	$3,505	$(1,425)	$15,590	$22,555	$38,145

Leasing	28,308	9,559	37,867	-	(277)	37,590	16,395	53,985

	$41,818	$9,559	$51,377	$3,505	$(1,702)	$53,180	$38,950	$92,130

Share-based compensation	$77	$10	$87	$13	$339	$439	$-	$439

Depreciation and amortization	$3,485	$2,293	$5,778	$137	$(183)	$5,732	$3,936	$9,668

Operating income	$8,151	$1,942	$10,093	$(77)	$(1,208)	$8,808	$6,251	$15,059

Interest income	$-	$-	$-	$-	$1	$1	$22	$23

Interest expense	$2,188	$472	$2,660	$94	$1,700	$4,454	$4,993	$9,447

	Six Months Ended December 31, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$25,338	$-	$25,338	$6,584	$(2,601)	$29,321	$36,109	$65,430

Leasing	54,347	17,908	72,255	-	(493)	71,762	31,855	103,617

	$79,685	$17,908	$97,593	$6,584	$(3,094)	$101,083	$67,964	$169,047

Share-based compensation	$173	$20	$193	$26	$671	$890	$1,207	$2,097

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$6,996	$4,531	$11,527	$335	$(365)	$11,497	$8,495	$19,992

Operating income	$14,016	$2,640	$16,656	$(663)	$(2,341)	$13,652	$7,054	$20,706

Interest income	$-	$-	$-	$-	$6	$6	$32	$38

Interest expense	$4,251	$920	$5,171	$200	$3,893	$9,264	$6,005	$15,269

Additions to long-lived assets	$17,041	$2,439	$19,480	$-	$(181)	$19,299	$8,557	$27,856

	At December 31, 2017
Long-lived assets	$257,757	$51,853	$309,610	$2,192	$(10,325)	$301,477	$158,424	$459,901

Goodwill	$60,268	$20,782	$81,050	$-	$-	$81,050	$28,939	$109,989

	At June 30, 2017
Long-lived assets	$244,973	$52,158	$297,131	$2,526	$(10,521)	$289,136	$161,527	$450,663

Goodwill	$55,882	$20,782	$76,664	$-	$-	$76,664	$28,465	$105,129

	Quarter Ended December 31, 2016

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$11,781	$-	$11,781	$1,933	$(270)	$13,444	$13,606	$27,050

Leasing	24,757	4,176	28,933	-	(43)	28,890	16,387	45,277

	$36,538	$4,176	$40,714	$1,933	$(313)	$42,334	$29,993	$72,327

Share-based compensation	$72	$10	$82	$22	$298	$402	$194	$596

Depreciation and amortization	$3,429	$2,422	$5,851	$198	$(181)	$5,868	$4,218	$10,086

Operating income	$6,195	$(1,231)	$4,964	$(733)	$(1,090)	$3,141	$3,956	$7,097

Interest income	$-	$-	$-	$-	$1	$1	$12	$13

Interest expense	$1,726	$294	$2,020	$94	$1,819	$3,933	$1,083	$5,016

	Six Months Ended December 31, 2016

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$22,211	$-	$22,211	$3,584	$(827)	$24,968	$23,548	$48,516

Leasing	48,106	7,996	56,102	-	(96)	56,006	30,603	86,609

	$ 70,317	$ 7,996	$ 78,313	$ 3,584	$ (923)	$ 80,974	$54,151	$ 135,125

Share-based compensation	$147	$20	$167	$44	$502	$713	$(522)	$191

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$6,885	$4,847	$11,732	$396	$(367)	$11,761	$8,026	$19,787

Operating income	$10,247	$(2,677)	$7,570	$(1,351)	$(2,278)	$3,941	$6,819	$10,760

Interest income	$-	$-	$-	$-	$9	$9	$27	$36

Interest expense	$3,370	$575	$3,945	$175	$3,628	$7,748	$2,099	$9,847

Additions to long- lived assets	$14,475	$47	$14,522	$-	$(150)	$14,372	$13,412	$27,784

Intersegment net revenues from Southern Frac to the North American leasing operations totaled $270,000 and $827,000 during the quarter ended December 31, 2016 and FY 2017, respectively, and $1,425,000 and $2,601,000 during the quarter ended December 31, 2017 and FY 2018, respectively.

Note 12. Subsequent Events

On January 17, 2018, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2017 through January 30, 2018, and is payable on January 31, 2018 to holders of record as of January 30, 2018.

On January 26, 2018, the Company, through Pac-Van, purchased the container and storage trailer business of Lucky’s Lease, Inc. (“Lucky’s”) for approximately $3,416,000, which included a general indemnity and other holdbacks of $354,000. Lucky’s is located in South Royalton, Vermont.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of December 31, 2017, our two geographic leasing operations lease and sell their products through twenty-two customer service centers (“CSCs”) in Australia, twelve CSCs in New Zealand, fifty-five branch locations in the United States and three branch locations in Canada. At that date, we had 256 and 572 employees and 42,668 and 42,220 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2017 (“QE FY 2018”) Compared to Quarter Ended December 31, 2016 (“QE FY 2017”)

The following compares our QE FY 2018 results of operations with our QE FY 2017 results of operations.

Revenues. Revenues increased $19.8 million, or 27%, to $92.1 million in QE FY 2018 from $72.3 million in QE FY 2017. This consisted of increases of $10.4 million, or 26%, in revenues in our North American leasing operations, $8.9 million increase, or 30%, in revenues in the Asia-Pacific area and $0.5 million, or 31%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in QE FY 2018 versus QE FY 2017 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2018 was $0.7690 U.S. dollar compared to $0.7495 U.S. dollar during QE FY 2017. As a result, QE FY 2018 total revenues in the Asia-Pacific area were impacted by a favorable foreign exchange translation effect when compared to QE FY 2017. In Australian dollars, total revenues in the Asia-Pacific area increased by 28% in QE FY 2018 from QE FY 2017.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $5.0 million, or 14%, in QE FY 2018 from QE FY 2017, primarily in the commercial, industrial, construction, services and oil and gas sectors, which increased by an aggregate $5.5 million between the periods, offset somewhat by reductions in the education and mining sectors of $1.0 million. At Lone Star, revenues significantly increased by $5.4 million, or 129%, from $4.2 million in QE FY 2017 to $9.6 million in QE FY 2018. The revenue increase in the Asia-Pacific area occurred primarily in the utilities, transportation and construction sectors, which increased between the periods by $11.9 million, and was partially offset by a decrease of $3.2 million in the oil and gas sector.

Sales and leasing revenues represented 40% and 60% of total non-manufacturing revenues, respectively, in QE FY 2018, compared to 36% and 64% of total non-manufacturing revenues, respectively in QE FY 2017.

Sales during QE FY 2018 amounted to $38.1 million, compared to $27.0 million during QE FY 2017; representing an increase of $11.1 million, or 41%. This consisted of increases of $8.9 million, or approximately 66%, in sales in the Asia-Pacific area, $1.7 million, or 14%, in our North American leasing operations and $0.5 million in manufacturing sales at Southern Frac. The increase in the Asia-Pacific area was comprised of increases of $8.3 million ($0.3 million decrease due to lower unit sales, $8.4 million increase due to higher average prices and a $0.2 million increase due to foreign exchange movements) in the CSC operations and $0.6 million ($1.0 million decrease due to lower unit sales and $1.6 million increase due to higher average prices) in the national accounts group, and occurred primarily in the utilities and transportation sectors, which increased between the periods by $10.7 million and was partially offset by a decrease of $1.6 million in the oil and gas sector. QE FY 2018 included two large sales, one each in the transportation and utilities sectors, totaling approximately $10.5 million (approximately AUS$13.7 million), whereas QE FY 2017 had one large sale of $1.8 million (AUS$2.4 million) in the energy sector. In Australian dollars, total sales in the Asia-Pacific area increased by 64% in QE FY 2018 from QE FY 2017. In our North American leasing operations, the sales increase in QE FY 2018 from QE FY 2017 was primarily in the commercial, industrial and services sectors, which increased by a total of $2.4 million between the periods; offset somewhat by decreases in primarily the education and mining sectors, which decreased by $1.3 million. The increase at Southern Frac was due primarily from sales of portable liquid containment tanks directly out of inventory, as production levels on all steel-based products decreased by 48% in QE FY 2018 from QE FY 2017.

Leasing revenues totaled $54.0 million in QE FY 2018, an increase of $8.7 million, or 19%, from $45.3 million in QE FY 2017, effectively all from North America.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 86% and 77%, respectively, during QE FY 2018, as compared to 84% and 74%, respectively, in QE FY 2017. The overall average utilization increased to 84% in QE FY 2018 from 82% in QE FY 2017; and the average monthly lease rate of containers was AUS$160 in QE FY 2018 versus AUS$159 in QE FY 2017. The composite average monthly number of units on lease was over 900 higher in QE FY 2018, as compared to QE FY 2017. Despite these increases in average lease rate and utilization and a stronger Australian dollar between the periods, leasing revenues in the Asia-Pacific area remained flat primarily because QE FY 2017 included a recovery of $1.3 million (AUS$1.8 million) from a lease settlement payment made by a former oil and gas customer.

In our North American leasing operations, average utilization rates were 81%, 83%, 79%, 80% and 83% and average monthly lease rates were $130, $345, $729, $294 and $770 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2018; as compared to 80%, 79%, 44%, 77% and 81% and average monthly lease rates were $129, $327, $492, $285 and $770 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2017, respectively. The average composite utilization rate was 78% QE FY 2018 and 73% in QE FY 2017, and the composite average monthly number of units on lease was over 3,600 higher in QE FY 2018 as compared to QE FY 2017. The increase in leasing revenues was primarily in the oil and gas, commercial, construction and industrial sectors, which increased by an aggregate $8.4 million between the periods. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $3.3 million, or 13%, in QE FY 2018 from QE FY 2017.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $7.8 million from $18.1 million during QE FY 2017 to $25.9 million during QE FY 2018, and our gross profit percentage from these non-manufacturing sales deteriorated slightly to approximately 28% in QE FY 2018 from 29% in QE FY 2017. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $2.0 million in QE FY 2018, as compared to $2.1 million in QE FY 2017, resulting in a gross margin of $0.1 million during QE FY 2018 and a gross loss of $0.5 million in QE FY 2017. The low profitability or loss during both periods was due primarily to the lack of production from our portable liquid containment tanks and other steel-based products. A greater amount of portable liquid containment tanks were sold out of inventory in QE FY 2018, as compared to QE FY 2017, and because these units had been written down to net realizable value, the gross profit effect was minimal despite the increase in sales between the periods.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $4.6 million from $35.1 million during QE FY 2017 to $39.7 million during QE FY 2018. As a percentage of revenues, however, these costs decreased to 43% during QE FY 2018 from 49% in QE FY 2017 due to the higher revenues being primarily driven by increases in average units on lease and rates between the periods in North America, as well as higher sales revenues in the Asia-Pacific area, without a proportionate increase in the infrastructure costs.

Depreciation and Amortization. Depreciation and amortization decreased by $0.4 million to $9.5 million in QE FY 2018 from $9.9 million in QE FY 2017. This consisted of a decrease of $0.3 million in the Asia-Pacific and a slight decrease in North America of $0.1 million due primarily to reduced amortization of intangible assets, primarily at Lone Star, which more than offset increased depreciation and amortization from our investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $9.4 million in QE FY 2018 increased by $4.4 million from $5.0 million in QE FY 2017. In the Asia-Pacific area, the higher interest expense between the periods of $3.9 million was due primarily to a higher weighted-average interest rate of 10.0% (which does not include the effect of translation, interest rate swap contracts and options, the accretion of interest and the amortization of deferred financing costs) in QE FY 2018 from the 4.9% in QE FY 2017, higher average borrowings and by a stronger Australian dollar between the periods. In North America, the higher interest expense of $0.5 million between the periods was due primarily to the weighted-average interest rate of 5.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2018 being higher than the 5.0% in QE FY 2017.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.76358 at September 30, 2016, $0.72068 at December 31, 2016, $0.7834 at September 30, 2017 and $0.780683 at December 31, 2017. In QE FY 2017 and QE FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(392,000) and $134,000 and $(348,000) and $24,000, respectively. In addition, in QE FY 2017 and QE FY 2018, net unrealized exchange gains on forward exchange contracts totaled $354,000 and $182,000, respectively. QE FY 2018 also includes a non-cash charge of $1.7 million for the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Income Taxes. Our income tax provision for QE FY 2018, which derived an effective tax rate of 21.4%, was comprised of:

(i) A provision of $1.3 million to derive a year-to-date interim effective income tax rate of 38.6%;

(ii) As a result of the enactment on December 22, 2017 of the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”), a tax benefit of $0.7 million for, among other things, the re-measurement of approximately $6.5 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $5.2 million for both the estimated transition tax on accumulated foreign earnings and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.6 million (see Note 2 of Notes to Condensed Consolidated Financial Statements); and

(iii) A net tax charge of $0.2 million for excess tax benefits and forfeitures on equity compensation awards (see Note 2 of Notes to Condensed Consolidated Financial Statements).

The effective income tax rate in QE FY 2017 was 40.0% and in both periods, the effective tax rate differs from the U.S. federal tax rate of 28% in QE FY 2018 and 35% in QE FY 2017 primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In both QE FY 2018 and QE FY 2017, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $2.1 million in QE FY 2018 versus a net loss of $0.6 million in QE FY 2017, an improvement of approximately $2.7 million, primarily as a result of higher operating profit in both North America and the Asia-Pacific area; offset somewhat by higher interest expense and a charge for the change in the valuation of a stand-alone embedded derivative.

Six Months Ended December 31, 2017 (“FY 2018”) Compared to Six Months December 31, 2016 (“FY 2017”)

The following compares our FY 2018 results of operations with our FY 2017 results of operations.

Revenues. Revenues increased $33.9 million, or 25%, to $169.0 million in FY 2018 from $135.1 million in FY 2017. This consisted of increases of $18.9 million, or 24%, in revenues in our North American leasing operations, $13.8 million increase, or 26%, in revenues in the Asia-Pacific area and $1.2 million, or 43%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2017 versus FY 2016 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2018 was $0.7794 U.S. dollar compared to $0.7538 U.S. dollar during FY 2017. As a result, FY 2018 total revenues in the Asia-Pacific area were impacted by a favorable foreign exchange translation effect when compared to FY 2017. In Australian dollars, total revenues in the Asia-Pacific area increased by 22% in FY 2018 from FY 2017.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $8.9 million, or 13%, in FY 2018 from FY 2017, primarily in the commercial, construction, oil and gas, services and industrial sectors, which increased by an aggregate $8.9 million between the periods, offset somewhat by reductions in primarily the education and retail sectors of $1.2 million. At Lone Star, revenues significantly increased by $9.9 million, or 124%, from $8.0 million in FY 2017 to $17.9 million in FY 2018. The revenue increase in the Asia-Pacific area occurred primarily in the utilities, transportation and construction sectors, which increased between the periods by $16.3 million, and was partially offset by a decrease of $4.7 million in the oil and gas sector.

Sales and leasing revenues represented 37% and 63% of total non-manufacturing revenues, respectively, in FY 2018, compared to 35% and 65% of total non-manufacturing revenues, respectively in FY 2017.

Sales during FY 2018 amounted to $65.4 million, compared to $48.5 million during FY 2017; representing an increase of $16.9 million, or 35%. This consisted of increases of $12.6 million, or 54%, in sales in the Asia-Pacific area, $3.1 million, or 14%, in our North American leasing operations and $1.2 million in manufacturing sales at Southern Frac. The increase in the Asia-Pacific area was comprised of increases of $10.6 million ($0.8 million decrease due to lower unit sales, $10.5 million increase due to higher average prices and a $0.9 million increase due to foreign exchange movements) in the CSC operations and $2.0 million ($0.6 million decrease due to higher unit sales, $2.4 million increase due to higher average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in the utilities, transportation and construction sectors, which increased between the periods by $13.9 million and was partially offset by a decrease of $1.9 million in the oil and gas sector. FY 2018 included two large sales, one each in the transportation and utilities sectors, totaling approximately $10.5 million (approximately AUS$13.7 million), whereas FY 2017 had one large sale of $1.8 million (AUS$2.4 million) in the energy sector. In Australian dollars, total sales in the Asia-Pacific area increased by 49% in FY 2018 from FY 2017. In our North American leasing operations, the sales increase in FY 2018 from FY 2017 was primarily in the commercial, construction and services sectors, which increased by a total of $3.4 million between the periods; offset somewhat by decreases in primarily the education and mining sectors, which decreased by $1.6 million. The increase at Southern Frac was due primarily from sales of portable liquid containment tanks directly out of inventory, as production levels on all steel-based products decreased by 58% in FY 2018 from FY 2017.

Leasing revenues totaled $103.6 million in FY 2018, an increase of $17.0 million, or 20%, from $86.6 million in FY 2017. This consisted of increases of $1.2 million, or approximately 4%, in the Asia-Pacific area, and $15.8 million, or 28%, in North America. In Australian dollars, leasing revenues increased less than one percent in the Asia-Pacific area in FY 2018 from FY 2017.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 86% and 69%, respectively, during FY 2018, as compared to 83% and 67%, respectively, in FY 2017. The overall average utilization increased to 82% in FY 2018 from 80% in FY 2017; and the average monthly lease rate of containers was AUS$159 in both FY 2018 and FY 2017. The composite average monthly number of units on lease was over 1,300 higher in FY 2018, as compared to FY 2017. The leasing revenue increase in the Asia-Pacific area occurred primarily in the construction, manufacturing, transportation, mining and retail sectors, which increased between the periods by $3.5 million, and was partially offset by a decrease of $2.8 million in the oil and gas sector. FY 2017 included a recovery of $2.2 million (AUS$2.8) million from a lease settlement payment made by a former oil and gas customer.

In our North American leasing operations, average utilization rates were 78%, 82%, 75%, 81% and 83% and average monthly lease rates were $124, $342, $712, $290 and $769 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 76%, 78%, 42%, 77% and 81% and average monthly lease rates were $125, $320, $480, $287 and $779 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2017, respectively. The average composite utilization rate was 78% FY 2018 and 72% in FY 2017, and the composite average monthly number of units on lease was over 3,600 higher in FY 2018 as compared to FY 2017. The increase in leasing revenues between the periods was across the board, but primarily in the oil and gas, commercial and construction sectors, which increased by $14.6 in FY 2018 from FY 2017. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $5.8 million, or 12%, in FY 2018 from FY 2017.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $12.3 million from $32.0 million during FY 2017 to $44.3 million during FY 2018, and our gross profit percentage from these non-manufacturing sales deteriorated to approximately 28% in FY 2018 from 30% in FY 2017. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $4.1 million in FY 2018, as compared to $3.5 million in FY 2017, resulting in a gross loss $0.1 million during FY 2018 and $0.8 million during FY 2017. The loss incurred during both periods was due primarily to the lack of production from our portable liquid containment tanks and other steel-based products. A greater amount of portable liquid containment tanks were sold out of inventory in FY 2018, as compared to FY 2017, and because these units had been written down to net realizable value, the gross profit effect was minimal despite the increase in sales between the periods.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $10.7 million from $69.5 million during FY 2017 to $80.2 million during FY 2018. As a percentage of revenues, however, these costs decreased to 47% during FY 2018 from 51% in FY 2017 due to the higher revenues being primarily driven by increases in average units on lease and rates between the periods in North America, as well as higher sales revenues in the Asia-Pacific area, without a proportionate increase in the infrastructure costs.

Depreciation and Amortization. Depreciation and amortization increased by $0.3 million to $19.7 million in FY 2018 from $19.4 million in FY 2017. This consisted of an increase of $0.5 million in the Asia-Pacific, which included the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2018 versus FY 2017; which was offset somewhat by a decrease of $0.2 million in North America due primarily to reduced amortization of intangible assets, primarily at Lone Star, which more than offset increased depreciation and amortization from our investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $15.3 million in FY 2018 increased by $5.5 million from $9.8 million in FY 2017. In the Asia-Pacific area, the higher interest expense between the periods of $3.9 million was due primarily to a higher weighted-average interest rate of 7.4% (which does not include the effect of translation, interest rate swap contracts and options, the accretion of interest and the amortization of deferred financing costs) in FY 2018 from the 4.9% in FY 2017, higher average borrowings and by a stronger Australian dollar between the periods. In North America, the higher interest expense of $1.6 million between the periods was due primarily to the weighted-average interest rate of 6.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2018 being higher than the 5.0% in FY 2017.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.74425 at June 30, 2016, $0.72068 at December 31, 2016, $0.76869 at June 30, 2017 and $0.780683 at December 31, 2017. In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(545,000) and $117,000, and $(1,332,000) and $(406,000), respectively. In addition, in FY 2017 and FY 2018, net unrealized exchange gains on forward exchange contracts totaled $435,000 and $392,000, respectively. FY 2018 also includes a non-cash charge of $1.7 million for the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements)

Income Taxes. Our income tax provision for FY 2018, which derived an effective tax rate of 12.0%, was comprised of:

(i) A provision of $0.9 million for an interim effective income tax rate of 38.6%;

(ii) As a result of the enactment on December 22, 2017 of the Act, a tax benefit of $0.7 million for, among other things, the re-measurement of approximately $6.5 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $5.2 million for both the estimated transition tax on accumulated foreign earnings and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.6 million (see Note 2 of Notes to Condensed Consolidated Financial Statements); and

(iii) A net tax charge of $0.1 million for excess tax benefits and forfeitures on equity compensation awards (see Note 2 of Notes to Condensed Consolidated Financial Statements).

The effective income tax rate in FY 2017 was 40.0% and in both periods, the effective tax rate differs from the U.S. federal tax rate of 28% in FY 2018 and 35% in FY 2017 primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions.

Preferred Stock Dividends. In both FY 2018 and FY 2017, we paid $1.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and, in FY 2017, Southern Frac results of operations were an increase of $0.8 million to net income in FY 2018 and an increase to the net loss of $1.6 million in FY 2017.

Net Loss Attributable to Common Stockholders. Net income attributable to common stockholders was $1.1 million in FY 2018 versus a net loss of $2.8 million in FY 2017, an improvement of approximately $3.9 million, primarily as a result of higher operating profit in both North America and the Asia-Pacific area; offset somewhat by higher interest expense and a charge for the change in the valuation of a stand-alone embedded derivative.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2016	2017	2016	2017

Net income	$1,370	$2,974	$626	$2,130
Add (deduct) —
Provision for income taxes	913	809	417	291
Foreign currency exchange and other loss (gain)	(189)	1,852	(94)	3,054
Interest expense	5,016	9,447	9,847	15,269
Interest income	(13)	(23)	(36)	(38)
Depreciation and amortization	10,086	9,668	19,787	19,992
Share-based compensation expense	596	439	191	2,097

Adjusted EBITDA	$17,779	$25,166	$30,738	$42,795

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

Liquidity and Financial Condition

Though we have raised capital at the corporate level to primarily assist in the funding of acquisitions and lease fleet expenditures, as well as for general purposes, our operating units substantially fund their operations through secured senior credit facilities that require compliance with various covenants. These covenants require our operating units to, among other things; maintain certain levels of interest or fixed charge coverage, EBITDA (as defined), utilization rate and overall leverage.

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $97,586,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility consists of a $15,614,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $66,358,000 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $15,614,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all capital stock of RWH and its subsidiaries and matures on November 3, 2020.

Bison Capital Notes

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated

September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses. The Bison Capital Notes have a maturity of five years and are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH.

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $237,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Canadian Imperial Bank of Commerce (“CIBC”), KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). The Wells Fargo Credit Facility matures on March 24, 2022, assuming our publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There is also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First In Last Out Term Loan (”FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000, and inclusive in the $237,000,000 total amount.

The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of our North American leasing and manufacturing operations. The FILO Term Loan also contains a first priority lien on the same collateral, but on a “last out basis,” after all of the outstanding obligations to the primary lenders in the Wells Fargo Credit Facility have been satisfied. The Wells Fargo Credit Facility effectively not only finances our North American operations, but also the funding requirements for the Series C Preferred Stock and the publicly-traded unsecured senior notes (see below). The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; and (b) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

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

As of December 31, 2017, our required principal and other obligations payments for the twelve months ending December 31, 2018 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,
	2018	2019	2020	2021

Deutsche Bank Credit Facility	$5,231	$5,231	$75,005	$—
Bison Capital Notes	—	—	—	—
Wells Fargo Credit Facility	500	2,000	2,000	2,000
Senior Notes	—	—	—	77,390
Other	4,427	2,832	998	212

	$10,158	$10,063	$78,003	$79,602

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,
	2016	2017

Net cash provided by operating activities	$10,911	$14,615

Net cash used in investing activities	$(21,993)	$(99,713)

Net cash provided by financing activities	$8,486	$83,796

Cash Flow for FY 2018 Compared to FY 2017

Operating activities. Our operations provided cash of $14.6 million during FY 2018 versus $10.9 million during FY 2017, an increase in cash of $3.7 million between the periods. Net income in FY 2018 of $2.1 million was $1.5 million higher than the net income in FY 2017 of $0.6 million and, in addition, our management of operating assets and liabilities in FY 2018, when compared to FY 2017, further increased cash by $0.9 million. While not the case this period when compared to the prior period, historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. Non-cash adjustments relating to depreciation, amortization, amortization of deferred financing costs and accretion of interest also increased cash between the periods by $1.0 million, from $20.6 million in FY 2017 to $21.6 million in FY 2018; and non-cash share-based compensation of $2.1 million in FY 2018 further increased operating cash flows by $1.9 million, when compared to $0.2 million in FY 2017. In the first quarter of FY 2017 a benefit of $0.7 million was recorded at Royal Wolf, primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements). The non-cash charge of $1.7 million for the change in the valuation of the stand-alone bifurcated derivative in the Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) increased operating cash flow in FY 2018 and, additionally, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased cash by $0.8 million between the periods, from $0.1 million in FY 2017 to $0.9 million in FY 2018. Somewhat offsetting these increases were the net gain on the sales of lease fleet, which adjusted operating cash flows downward by $3.7million in FY 2018 and by 0.4 million in FY 2017, a reduction of $3.3 million between the periods. Additionally, operating cash flows were reduced between the periods by $0.9 million from non-cash adjustments for deferred income taxes. In FY 2018 and FY 2017, deferred income taxes adjusted operating cash flows by reductions of $1.4 million and $0.5 million, respectively.

Investing Activities. Net cash used in investing activities was $99.7 million during FY 2018, as compared to $22.0 million used during FY 2017, resulting in a net increase in the use of cash between the periods of $77.7 million. In FY 2018, we used $73.3 million and $11.3 million of cash to acquire the noncontrolling interest of Royal Wolf and make two business acquisitions in North America, respectively (see Note 4 of Notes to Condensed Consolidated Financial Statements). In FY 2017, we made three business acquisitions (two in North America and one in the Asia-Pacific area) for cash of $5.0 million. Purchases of property, plant and equipment (or rolling stock) were $2.2 million in FY 2018 and $1.7 million in FY 2017, an increase of $0.5 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $12.9 million in FY 2018 as compared to $15.1 million in FY 2017, a decrease of $2.2 million. In FY 2018, net capital expenditures of lease fleet were approximately $11.6 million in North America, as compared to $7.1 million in FY 2017, an increase of $4.5 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $1.3 million in FY 2018, versus $8.0 million in FY 2017, a decrease of $6.7 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $83.8 million during FY 2018, as compared to $8.5 million provided during FY 2017, an increase to cash between the periods of $75.3 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements). Cash of $1.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2018 and FY 2017, Royal Wolf paid a capital stock dividend of $1.0 million and $0.9 million, respectively, to the noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). In FY 2018 and FY 2017, financing activities also included net borrowings of $102.2 million and $11.8 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet, make business acquisitions, pay dividends, manage our operating assets and liabilities and, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Condensed Consolidated Financial Statements). Deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $3.8 million.

Asset Management

Receivables and inventories were $54.7 million and $32.8 million at December 31, 2017 and $44.4 million and $29.6 million at June 30, 2017, respectively. At December 31, 2017, DSO in trade receivables were 45 days and 50 days in the Asia-Pacific area and our North American leasing operations, as compared to 49 days and 46 days at June 30, 2017, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $436.6 million at December 31, 2017, as compared to $427.3 million at June 30, 2017. At December 31, 2017, we had 84,888 units (23,362 units in retail operations in Australia, 8,880 units in national account group operations in Australia, 10,426 units in New Zealand, which are considered retail; and 42,220 units in North America) in our lease fleet, as compared to 80,712 units (23,222 units in retail operations in Australia, 8,871 units in national account group operations in Australia, 10,137 units in New Zealand, which are considered retail; and 38,482 units in North America) at June 30, 2017. At those dates, 68,910 units (19,747 units in retail operations in Australia, 7,687 units in national account group operations in Australia, 9,255 units in New Zealand, which are considered retail; and 32,221 units in North America); and 63,321 units (19,554 units in retail operations in Australia, 5,287 units in national account group operations in Australia, 8,930 units in New Zealand, which are considered retail; and 29,550 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 34,882 storage and freight containers and 7,786 portable building containers at December 31, 2017; and 34,625 storage and freight containers and 7,605 portable building containers at June 30, 2017. At those dates, units on lease were comprised of 31,382 storage and freight containers and 5,307 portable building containers; and 28,280 storage and freight containers and 5,491 portable building containers, respectively.

In North America, the lease fleet was comprised of 28,564 storage containers, 3,883 office containers (GLOs), 4,113 portable liquid storage tank containers, 4,484 mobile offices and 1,176 modular units at December 31, 2017; and 25,175 storage containers, 3,552 office containers (GLOs), 4,097 portable liquid storage tank containers, 4,491 mobile offices and 1,167 modular units at June 30, 2017. At those dates, units on lease were comprised of 21,297 storage containers, 3,112 office containers, 3,309 portable liquid storage tank containers, 3,533 mobile offices and 970 modular units; 19,296 storage containers, 2,885 office containers, 2,672 portable liquid storage tank containers, 3,732 mobile offices and 965 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item  3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item  5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Syndicated Facility Agreement dated October 26, 2017 among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed October 27, 2017)

10.2	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017)

10.3	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017)

10.4	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017)

10.5	Securities Purchase Agreement dated July 12, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017)

10.6	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2018	GENERAL FINANCE CORPORATION

	By:	/s/ Ronald F. Valenta
Ronald F. Valenta
Executive Chairman of the Board
(Chief Executive Officer
through December 31, 2017)

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer