Form 10-Q
period 2018-03-31
General Finance CORP
filed 2018-05-09
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to                                     .

Commission file number 001-32845

(Exact Name of Registrant as Specified in its Charter)

Delaware	32-0163571
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 26,757,054 shares outstanding as of May 4, 2018.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2017	March 31, 2018

Assets
Cash and cash equivalents	$7,792	$10,827
Trade and other receivables, net of allowance for doubtful accounts of $6,387 and $5,501 at June 30, 2017 and March 31, 2018, respectively	44,390	53,169
Inventories	29,648	29,208
Prepaid expenses and other	8,923	10,413
Property, plant and equipment, net	23,388	22,731
Lease fleet, net	427,275	436,712
Goodwill	105,129	110,699
Other intangible assets, net	28,769	26,088

Total assets	$675,314	$699,847

Liabilities
Trade payables and accrued liabilities	$42,774	$47,001
Unearned revenue and advance payments	15,548	19,394
Senior and other debt, net	355,638	439,423
Fair value of bifurcated derivative in Convertible Note	—	4,085
Deferred tax liabilities	38,106	36,771

Total liabilities	452,066	546,674

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 and $40,702 at June 30, 2017 and March 31, 2018, respectively	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,611,688 shares issued and outstanding at June 30, 2017 and 26,753,254 at March 31, 2018	3	3

Additional paid-in capital	120,370	138,778

Accumulated other comprehensive loss	(12,355)	(15,608)

Accumulated deficit	(12,972)	(10,604)

Total General Finance Corporation stockholders’ equity	135,146	152,669

Equity of noncontrolling interests	88,102	504

Total equity	223,248	153,173

Total liabilities and equity	$675,314	$699,847

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018

Revenues
Sales:
Lease inventories and fleet	$23,557	$27,251	$69,316	$88,698
Manufactured units	1,032	2,349	3,789	6,332

	24,589	29,600	73,105	95,030
Leasing	43,875	54,821	130,484	158,438

	68,464	84,421	203,589	253,468

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	17,017	19,729	48,989	64,039
Manufactured units	1,389	2,126	4,916	6,266
Direct costs of leasing operations	19,303	22,684	55,821	65,690
Selling and general expenses	17,299	18,996	50,256	56,224
Depreciation and amortization	9,846	10,014	29,237	29,671

Operating income	3,610	10,872	14,370	31,578

Interest income	18	43	54	81
Interest expense	(5,249)	(9,398)	(15,096)	(24,667)
Foreign exchange and other	(164)	(1,852)	(70)	(4,906)

	(5,395)	(11,207)	(15,112)	(29,492)

Income before provision (benefit) for income taxes	(1,785)	(335)	(742)	2,086

Provision (benefit) for income taxes	(714)	228	(297)	519

Net income (loss)	(1,071)	(563)	(445)	1,567

Preferred stock dividends	(922)	(922)	(2,766)	(2,766)

Noncontrolling interests	(86)	—	(1,644)	801

Net loss attributable to common stockholders	$(2,079)	$(1,485)	$(4,855)	$(398)

Net loss per common share:
Basic	$(0.08)	$(0.06)	$(0.18)	$(0.02)
Diluted	(0.08)	(0.06)	(0.18)	(0.02)

Weighted average shares outstanding:
Basic	26,404,450	26,301,706	26,307,066	26,210,697
Diluted	26,404,450	26,301,706	26,307,066	26,210,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018

Net income (loss)	$(1,071)	$(563)	$(445)	$1,567

Other comprehensive income (loss):
Change in fair value of interest rate swap, net of income tax effect of $67 and $60 and $(78) and $(34) in the quarter and nine months ended March 31, 2017 and 2018, respectively	174	(184)	452	(100)

Cumulative translation adjustment	5,808	(138)	2,164	3,491

Total comprehensive income (loss)	4,911	(885)	2,171	4,958

Allocated to noncontrolling interests	(3,037)	—	(3,026)	(1,095)

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$1,874	$(885)	$(855)	$3,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$223,248

Share-based compensation	—	—	2,395	—	—	2,395	591	2,986

Preferred stock dividends	—	—	(2,766)	—	—	(2,766)	—	(2,766)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,038)	(1,038)

Issuance of 63,363 shares of common stock on exercises of stock options	—	—	161	—	—	161	—	161

Grant of 35,430 shares of restricted stock	—	—	—	—	—	—	—	—

Grant of 42,773 shares of common stock	—	—	—	—	—	—	—	—

Refund from terminated Royal Wolf LTI Plan trust	—	—	338	—	—	338	—	338

Net income (loss)	—	—	—	—	2,368	2,368	(801)	1,567

Fair value change in derivative, net of related tax effect	—	—	—	(161)	—	(161)	61	(100)

Cumulative translation adjustment	—	—	—	1,656	—	1,656	1,835	3,491

Total comprehensive income	—	—	—	—	—	3,863	1,095	4,958

Acquisition of noncontrolling interest in Royal Wolf	—	—	18,280	(4,748)	—	13,532	(88,246)	(74,714)

Balance at March 31, 2018	$40,100	$3	$138,778	$(15,608)	$(10,604)	$152,669	$504	$153,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2017	2018

Net cash provided by operating activities (Note 10)	$20,100	$32,856

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,993)	(14,397)
Acquisition of the noncontrolling interest in Royal Wolf	—	(73,251)
Proceeds from sales of property, plant and equipment	191	72
Purchases of property, plant and equipment	(2,644)	(3,068)
Proceeds from sales of lease fleet	16,321	19,505
Purchases of lease fleet	(34,892)	(37,979)
Other intangible assets	(449)	(126)

Net cash used in investing activities	(26,466)	(109,244)

Cash flows from financing activities:
Repayments of equipment financing activities	(382)	(384)
Repayment of Credit Suisse Term Loan	—	(10,000)
Repayment of ANZ/CBA Credit Facility	—	(81,521)
Proceeds from issuance of Bison Capital Notes	—	80,000
Proceeds from senior and other debt borrowings, net	11,339	100,228
Deferred financing costs	(2,291)	(3,836)
Proceeds from issuances of common stock	54	161
Dividends and distributions by subsidiaries	(939)	(1,038)
Refund from terminated Royal Wolf LTI Plan trust	—	338
Preferred stock dividends	(2,766)	(2,766)

Net cash provided by financing activities	5,015	81,182

Net increase (decrease) in cash	(1,351)	4,794

Cash and equivalents at beginning of period	9,342	7,792

The effect of foreign currency translation on cash	231	(1,759)

Cash and equivalents at end of period	$8,222	$10,827

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $376 and $919 as part of the consideration for business acquisitions during the nine months ended March 31, 2017 and 2018, respectively (see Note 4).

On February 7, 2017, the Board of Directors of Royal Wolf declared a dividend of AUS $0.025 per RWH share payable on April 4, 2017 to shareholders of record on March 16, 2017, respectively. The condensed consolidated financial statements accrued the amount of the dividend pertaining to the noncontrolling interest, which totaled $940 (AUS $1,230), as a charge directly to the equity of noncontrolling interests at March 31, 2017 (see Note 3).

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

Unless otherwise indicated, references to “FY 2017” and “FY 2018” are to the nine months ended March 31, 2017 and 2018, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,

	2017	2018

Finished goods	$25,564	$25,574
Work in progress	1,844	1,334
Raw materials	2,240	2,300

	$29,648	$29,208

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,

		2017	2018

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,890	4,893
Transportation and plant equipment (including capital lease assets)	3 — 20 years	39,899	43,220
Furniture, fixtures and office equipment	3 — 10 years	10,683	11,608

		57,640	61,889
Less accumulated depreciation and amortization		(34,252)	(39,158)

		$23,388	$22,731

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2017 and March 31, 2018, the gross costs of the lease fleet were $534,197,000 and $559,851,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2017			March 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	47,647	(31,223)	16,424	49,452	(33,865)	15,587
Non-compete agreements	9,622	(6,678)	2,944	9,862	(7,661)	2,201
Deferred financing costs	4,855	(2,250)	2,605	3,522	(1,796)	1,726
Other	4,006	(2,243)	1,763	4,379	(2,838)	1,541

	$71,616	$(42,847)	$28,769	$72,701	$(46,613)	$26,088

Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The potential dilutive securities (common stock equivalents) the Company had outstanding related to stock options, non-vested equity shares, restricted stock units and convertible debt. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	Quarter Ended March 31,		Nine Months Ended March 31,

	2017	2018	2017	2018

Basic	26,404,450	26,301,706	26,307,066	26,210,697
Dilutive effect of common stock equivalents	—	—	—	—

Diluted	26,404,450	26,301,706	26,307,066	26,210,697

Potential common stock equivalents totaling 1,734,952 for both the quarter ended March 31, 2017 and FY 2017 and 5,681,959 for both the quarter ended March 31, 2018 and FY 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under ASU No. 2016-09, all excess tax benefits and tax deficiencies related to equity compensation will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. ASU No. 2016-09 will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. In addition, this ASU allows a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. The Company implemented ASU No. 2016-09 in FY 2018, elected to recognize forfeitures as they occur and, because it was not significant, recorded the $99,000 tax charge for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited in the accompanying consolidated statement of operations. The tax effect for excess tax benefits and forfeitures in FY 2018 was a tax charge of $205,000.

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2017 and March 31, 2018, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2017 and March 31, 2018, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000 and $40,600,000, respectively. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Dividends

As of March 31, 2018, since issuance, dividends paid or payable totaled $91,000 for the Series B Preferred Stock and dividends paid totaled $17,200,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

Note 4. Acquisitions

Acquisition of Noncontrolling Interest of Royal Wolf

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

The accounting for the purchase consideration and total transaction-related costs of $70,402,000 and $2,299,000 (net of income tax effect of $550,000), respectively, as well as the adjustment to the accumulated other comprehensive income (loss) and reclassification of the noncontrolling interest of Royal Wolf to the Company’s equity accounts, have been recorded as equity transactions in the accompanying consolidated balance sheet in FY 2018.

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

On January 26, 2018, the Company, through Pac-Van, purchased the container and storage trailer business of Lucky’s Lease, Inc. (“Lucky’s”) for approximately $3,369,000, which included a general indemnity and other holdbacks of $307,000. Lucky’s is located in South Royalton, Vermont.

The preliminary allocation for the acquisition in FY 2018 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Advantage September 1, 2017	Gauthier December 1, 2017	Lucky’s Lease January 26, 2018

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$390	$—
Inventories	234	444	203
Property, plant and equipment	55	339	135
Lease fleet	558	4,216	1092
Unearned revenue and advance payments	(25)	(237)	(36)

Total net tangible assets acquired and liabilities assumed	822	5,152	1,394

Fair value of intangible assets acquired:
Non-compete agreement	56	143	44
Customer lists/relationships	97	1,085	676
Other	—	250	—
Goodwill	601	3,741	1,255

Total intangible assets acquired	754	5,219	1,975

Total purchase consideration	$1,576	$10,371	$3,369

The FY 2018 operating results prior to and since the respective date of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the FY 2018 acquisitions is deductible for U.S. income tax purposes.

The Company incurred approximately $1,000 and $38,000 during the quarter ended March 31, 2017 and FY 2017, respectively, and $20,000 and $84,000 during the quarter ended March 31, 2018 and FY 2018, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $96,072,500 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility consists of a $15,371,600 (AUS$20,000,000) Facility A that will amortize semi-annually; a $65,329,300 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $15,371,600 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The amounts borrowed bear interest at the rate of 5.0% per annum until delivery of the first compliance certificate and thereafter at the bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all capital stock of RWH and its subsidiaries and matures on November 3, 2020, at which time an exit fee of up to $865,000 (A$1,125,000) is owed depending on the final amounts borrowed. In addition, the Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined. At March 31, 2018, the Deutsche Bank Credit Facility totaled $81,206,000 (A$105,658,000), net of deferred financing costs of $2,195,000, and availability under the revolving Facility C totaled $18,052,000 (AUS$23,487,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to $0.76858 U.S. dollar at March 31, 2018.

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

The Bison Capital Notes have a maturity of five years and bear interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018.    The Bison Capital Notes may be prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance. The Company may elect to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes are payable in Australian dollars, but the principal must be repaid in U.S. dollars. The Bison Capital Notes are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes are subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contains certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must be repaid upon a change of control, as defined. At March 31, 2018, the principal balance of the Senior Term Note was $55,669,000, which includes interest the Company has elected to defer.

Convertible Note

At any time prior to maturity, Bison Capital may convert unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share, subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceed $600,000 over a period of 20 consecutive days, GFN may force Bison Capital to convert all or a portion of the Convertible Note. The Convertible Note also provides that Bison Capital shall not be entitled, and GFN shall not be obligated, to convert the Convertible Note into shares of GFN common stock if such conversion would result in holders of the Convertible Note beneficially owning in excess of 5,200,000 shares of GFN common stock, or approximately 19.5% of the number of shares of GFN common stock outstanding immediately prior to issuance of the Convertible Note. The Convertible Note grants Bison Capital and holders of the Convertible Note a preemptive right to invest in any issuance GFN equity securities, options or warrants to maintain its proportionate interest in GFN common stock, after giving effect to the conversion of the entire Convertible Note. In addition, the Convertible Note includes a provision which requires GFNAPH and GFNAPF to pay Bison Capital, via the payment of principal, interest and the value of GFN common stock received upon conversion of all or a portion of the Convertible Note, a minimum return of 1.75 times the original $26,000,000 principal amount. This minimum rate of return will be recorded at $806,000

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

per year, or $201,500 per quarter, as an accretion in the accompanying consolidated statements of operations. The Convertible Note must also be repaid upon a change of control, as defined. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received from conversion of the Convertible Note, then 50% of the interest accrued and actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH or GFNAPF in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holder may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note. As a result, the Company separately accounts for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determines the fair value of the bifurcated derivative using a valuation model and market prices and reassesses its fair value at the end of each reporting period or more frequently as deemed necessary, with any changes in value reported in the accompanying consolidated statements of operations. At March 31, 2018, the fair value of this bifurcated derivative was $4,085,000 and the principal balance of the Convertible Note was $24,539,000, which includes accretion for the minimum rate of return.

At March 31, 2018, the Bison Capital Notes totaled $79,147,000, net of deferred financing costs of $1,061,000.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan within the Wells Fargo Credit Facility bears interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At March 31, 2018, borrowings and availability under the Wells Fargo Credit Facility totaled $195,631,000 and $35,431,000, respectively.

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

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,319,000 and $75,697,000, net of unamortized debt issuance costs of $2,071,000 and $1,693,000, at June 30, 2017 and March 31, 2018, respectively).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other

At March 31, 2018, other debt totaled $7,742,000.

The Company was in compliance with the financial covenants under all its credit facilities as of March 31, 2018.

The weighted-average interest rate in the Asia-Pacific area was 4.9% and 10.4% and 4.9% and 10.0% in the quarter ended March 31, 2017 and 2018 and in FY 2017 and FY 2018, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 5.2% and 6.2% and 5.0% and 6.0% in the quarter ended March 31, 2017 and 2018 and in FY 2017 and FY 2018, respectively, which does not include the effect of amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2017	March 31, 2018

Swap Contracts	Trade payables and accrued liabilities	$ 96	$ 255

Forward-Exchange Contracts	Trade and other receivables	—	20

Forward-Exchange Contracts	Trade payables and accrued liabilities	299	7

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2017	2018	2017	2018

Swap Contracts	Unrealized gain (loss) included in interest expense	$—	$9	$—	$9

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) and other	$(156)	$10	$279	$402

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In FY 2017, the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and, in FY 2018, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In the quarter ended March 31, 2018, the Company recorded in interest expense an unrealized gain of $9,000 for the portion considered ineffective.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2017 and March 31, 2018, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	March 31,

	2017	2018
Notional amounts	$30,748	$38,529
Fixed/Strike Rates	2.0025% - 2.2900%	7.41%
Floating Rates	1.6650%	7.08%
Fair Value of Combined Contracts	$(96)	$(255)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2017, there were 16 open forward exchange contracts that mature between July 2017 and December 2017; and as of March 31, 2018, there were 12 open forward exchange that mature between April 2018 and July 2018, as follows (dollars in thousands):

	June 30,	March 31,

	2017	2018
Notional amounts	$7,687	$2,377
Exchange/Strike Rates (AUD to USD)	0.69304 – 0.75650	0.69785 – 0.79980
Fair Value of Combined Contracts	$(299)	$13

For the quarter ended March 31, 2017 and 2018, net unrealized and realized foreign exchange gains (losses) totaled $39,000 and $(33,000) and $(1,390,000) and $37,000, respectively. In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(506,000) and $84,000, and $(2,722,000) and $(369,000), respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads of the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2017 was determined to be approximately $347,236,000. The Company also determined that the fair value of its other debt of $8,402,000 at June 30, 2017 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at March 31, 2018 have not changed significantly from June 30, 2017. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2018 would not vary significantly from the proportion determined at June 30, 2017.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 during both the quarters ended March 31, 2017 and 2018, and $84,000 during both FY 2017 and FY 2018.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented from the acting branch manager on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $33,000 during both the quarters ended March 31, 2017 and 2018 and $92,000 and $98,000 during FY 2017 and FY 2018, respectively.

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

There have been no grants or awards of stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At March 31, 2018, 960,948 shares remained available for grant.

On December 15, 2017 (the “December 2017 Grant”), the Company granted time-based options to an officer of GFN to purchase 225,000 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $6.25 per share. The options under the December 2017 Grant vest over 36 months from the date of grant. The fair value of the stock options in the December 2017 Grant was $3.45, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.26%, an expected life of 7.5 years, an expected volatility of 50.5% and no expected dividend.

On February 6, 2018 (the “February 2018 Grant”), the Company granted time-based options to a key employee of Royal Wolf to purchase 81,280 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $7.15 per share. The options under the February 2018 Grant vest over 28.8 months from the date of grant. The fair value of the stock options in the February 2018 Grant was $4.00, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.66%, an expected life of 7.5 years, an expected volatility of 50.5% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2018, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2018 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2017	2,061,057	$4.92
Granted	306,280	6.49
Exercised	(63,363)	2.54
Forfeited or expired	(304,500)	8.97

Outstanding at March 31, 2018	1,999,474	$4.62	5.7

Vested and expected to vest at March 31, 2018	1,999,474	$4.62	5.7

Exercisable at March 31, 2018	1,396,115	$4.14	4.3

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2018, outstanding time-based options and performance-based options totaled 1,344,594 and 654,880, respectively. Also at that date, the Company’s market price for its common stock was $7.25 per share, which was at or below the exercise prices of 3.7% of the outstanding stock options. The intrinsic value of the outstanding stock options at that date was $5,606,000. Share-based compensation of $7,945,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2018. At that date, there remains $1,654,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.5 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2017	480,310	$4.54	—	$—
Granted	35,430	6.35	211,763	7.15
Vested	(103,842)	3.11	—	—
Forfeited	—	—	—	—

Nonvested at March 31, 2018	411,898	$4.73	211,763	$7.15

Share-based compensation of $2,909,000 and $94,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2018. At that date, there remains $1,484,000 and $1,420,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.54 year – 2.25 years and 2.25 years, respectively, for the restricted stock and RSU.

On January 2, 2018, the Company granted a total of 42,773 equity shares to an officer of GFN at a value equal to the closing market price of the Company’s common stock as of that date, or $6.80 per share. The fair value of this equity share grant of $291,000 has been recognized as share-based compensation in the consolidated statements of operations, with a corresponding benefit to equity.

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

With the Company’s acquisition of the noncontrolling interest of Royal Wolf (see Note 4), the LTI Plan was terminated in September 2017 and the RWH Board determined that 582,370 performance rights were deemed vested, resulting in payments totaling A$1,066,000 ($835,000) to participants. At the date of its termination, Royal Wolf had granted, net of forfeitures, 2,582,723

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

performance rights to key management personnel under the LTI Plan. Also, through the date of termination, 677,953 of the performance rights had been converted into RWH capital stock through purchases in the open market. In FY 2017 and FY 2018, share-based compensation of $(522,000) and $1,207,000, respectively, related to the LTI Plan had been recognized in the consolidated statements of operations, with a corresponding benefit to equity. In addition, in FY 2018, $338,000 (A$458,000) was refunded back to Royal Wolf by the trust established to make the open market purchases of RWH shares reserved for grant under the LTI Plan. This refund was recorded as a benefit to equity.

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2017 and March 31, 2018, reported liability totaled $129,000 and $289,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2017	2018

Cash flows from operating activities
Net income (loss)	$(445)	$1,567
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(137)	(11)
Gain on sales of lease fleet	(1,611)	(5,407)
Unrealized foreign exchange loss	506	2,722
Unrealized gain on forward exchange contracts	(279)	(402)
Unrealized gain on interest rate swap	—	(9)
Change in valuation of bifurcated derivative in Convertible Note	—	2,221
Depreciation and amortization	29,831	30,123
Amortization of deferred financing costs	1,183	1,822
Accretion of interest	224	596
Share-based compensation expense	842	2,986
Deferred income taxes	(1,627)	(1,386)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(3,022)	(9,129)
Inventories	5,087	851
Prepaid expenses and other	(913)	(1,195)
Trade payables, accrued liabilities and unearned revenues	(8,824)	6,668
Income taxes	(715)	839

Net cash provided by operating activities	$20,100	$32,856

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

	Quarter Ended March 31, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$13,667	$20	$13,687	$3,272	$(923)	$16,036	$13,564	$29,600

Leasing	28,068	10,366	38,434	-	(304)	38,130	16,691	54,821

	$41,735	$10,386	$52,121	$3,272	$(1,227)	$54,166	$30,255	$84,421

Share-based compensation	$69	$11	$80	$11	$684	$775	$114	$889

Depreciation and amortization	$3,546	$2,309	$5,855	$117	$(183)	$5,789	$4,342	$10,131

Operating income	$6,611	$2,688	$9,299	$(17)	$(1,588)	$7,694	$3,178	$10,872

Interest income	$-	$-	$-	$-	$2	$2	$41	$43

Interest expense	$2,380	$452	$2,832	$94	$1,699	$4,625	$4,773	$9,398

	Nine Months Ended March 31, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$39,005	$20	$39,025	$9,856	$(3,524)	$45,357	$49,673	$95,030

Leasing	82,415	28,274	110,689	-	(797)	109,892	48,546	158,438

	$121,420	$28,294	$149,714	$9,856	$(4,321)	$155,249	$98,219	$253,468

Share-based compensation	$242	$31	$273	$37	$1,355	$1,665	$1,321	$2,986

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$10,542	$6,840	$17,382	$452	$(548)	$17,286	$12,837	$30,123

Operating income	$20,627	$5,328	$25,955	$(680)	$(3,929)	$21,346	$10,232	$31,578

Interest income	$-	$-	$-	$-	$8	$8	$73	$81

Interest expense	$6,631	$1,372	$8,003	$294	$5,592	$13,889	$10,778	$24,667

Additions to long-lived assets	$25,355	$2,973	$28,328	$5	$(252)	$28,081	$12,966	$41,047

	At March 31, 2018

Long-lived assets	$261,562	$50,730	$312,292	$2,079	$(10,207)	$304,164	$155,279	$459,443

Goodwill	$61,487	$20,782	$82,269	$-	$-	$82,269	$28,430	$110,699

	At June 30, 2017
Long-lived assets	$244,973	$52,158	$297,131	$2,526	$(10,521)	$289,136	$161,527	$450,663

Goodwill	$55,882	$20,782	$76,664	$-	$-	$76,664	$28,465	$105,129

	Quarter Ended March 31, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$11,721	$-	$11,721	$1,677	$(645)	$12,753	$11,836	$24,589

Leasing	24,411	4,624	29,035	-	(50)	28,985	14,890	43,875

	$36,132	$4,624	$40,756	$1,677	$(695)	$41,738	$26,726	$68,464

Share-based compensation	$87	$11	$98	$4	$235	$337	$314	$651

Depreciation and amortization	$3,347	$2,411	$5,758	$198	$(180)	$5,776	$4,268	$10,044

Operating income	$4,165	$(1,086)	$3,079	$(496)	$(1,085)	$1,498	$2,112	$3,610

Interest income	$-	$-	$-	$-	$7	$7	$11	$18

Interest expense	$1,870	$349	$2,219	$99	$1,815	$4,133	$1,116	$5,249

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended March 31, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$33,932	$-	$33,932	$5,261	$(1,472)	$37,721	$35,384	$73,105

Leasing	72,517	12,620	85,137	-	(146)	84,991	45,493	130,484

	$106,449	$12,620	$119,069	$5,261	$(1,618)	$122,712	$80,877	$203,589

Share-based compensation	$234	$31	$265	$48	$737	$1,050	$(208)	$842

Depreciation and amortization	$10,232	$7,258	$17,490	$594	$(547)	$17,537	$12,294	$29,831

Operating income	$14,412	$(3,763)	$10,649	$(1,847)	$(3,363)	$5,439	$8,931	$14,370

Interest income	$-	$-	$-	$-	$16	$16	$38	$54

Interest expense	$5,240	$924	$6,164	$274	$5,443	$11,881	$3,215	$15,096

Additions to long-lived assets	$19,327	$47	$19,374	$-	$(180)	$19,194	$18,342	$37,536

Intersegment net revenues from Southern Frac to the North American leasing operations totaled $645,000 and $1,472,000 during the quarter ended March 31, 2017 and FY 2017, respectively, and $923,000 and $3,524,000 during the quarter ended March 31, 2018 and FY 2018, respectively.

Note 12. Subsequent Events

On April 17, 2018, the Company announced that its Board of Directors declared a cash dividend of $2.225 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2018 through April 29, 2018, and is payable on April 30, 2018 to holders of record as of April 27, 2018.

On April 6, 2018, the Company, through Pac-Van, purchased the container and storage trailer business of Acorn Storage Trailers, Inc. (“Acorn”) for approximately $804,000, which included a general indemnity and other holdbacks of $117,000. Acorn is located in Bowling Green, Kentucky.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (see above), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of March 31, 2018, our two geographic leasing operations lease and sell their products through 23 customer service centers (“CSCs”) in Australia, 12 CSCs in New Zealand, 57 branch locations in the United States and three branch locations in Canada. At that date, we had 252 and 596 employees and 42,791 and 42,950 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended March 31, 2018 (“QE FY 2018”) Compared to Quarter Ended March 31, 2017 (“QE FY 2017”)

Revenues. Revenues increased by $15.9 million, or 23%, to $84.4 million in QE FY 2018 from $68.5 million in QE FY 2017. This consisted of increases of $11.0 million, or 27%, in revenues in our North American leasing operations, $3.6 million increase, or 13%, in revenues in the Asia-Pacific area and $1.3 million, or 130%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in QE FY 2018 versus QE FY 2017 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2018 was $0.7862 U.S. dollar compared to $0.7578 U.S. dollar during QE FY 2017. In Australian dollars, total revenues in the Asia-Pacific area increased by 9% in QE FY 2018 from QE FY 2017.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $5.2 million, or 14%, in QE FY 2018 from QE FY 2017, primarily in the commercial, construction, industrial, mining and oil and gas sectors, which increased by an aggregate $4.9 million between the periods. At Lone Star, revenues significantly increased by $5.8 million, or 126%, from $4.6 million in QE FY 2017 to $10.4 million in QE FY 2018. The revenue increase in the Asia-Pacific area occurred primarily in the utilities, construction, industrial, mining and special events sectors, which increased between the periods by $4.2 million, and was partially offset by a decrease of $0.9 million in the transportation sector.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in QE FY 2018, compared to 35% and 65% of total non-manufacturing revenues, respectively in QE FY 2017.

Non-manufacturing sales during QE FY 2018 amounted to $27.3 million, compared to $23.6 million during QE FY 2017; representing an increase of $3.7 million, or 16%. This consisted of increases of $1.8 million, or approximately 15%, in sales in the Asia-Pacific area and $1.9 million, or 16%, in our North American leasing operations. The increase in the Asia-Pacific area was comprised of increases of $2.5 million ($2.0 million decrease due to lower unit sales, $4.1 million increase due to higher average prices and a $0.4 million increase due to foreign exchange movements) in the CSC operations and $(0.7) million ($1.0 million decrease due to lower unit sales and $0.3 million increase due to higher average prices) in the national accounts group, and occurred primarily in the utilities, industrial and special events sectors, which increased between the periods by $2.3 million and was partially offset by a decrease of $0.8 million in the transportation sector. QE FY 2018 included one large sale in the utilities sector totaling approximately $1.8 million (approximately AUS$2.3 million) and QE FY 2017 had one large sale of $0.9 million (AUS$1.1 million) in the transportation sector. In Australian dollars, total sales in the Asia-Pacific area increased by 11% in QE FY 2018 from QE FY 2017. In our North American leasing operations, the sales increase in QE FY 2018 from QE FY 2017 was primarily in the oil and gas, mining, construction and services sectors, which increased by a total of $1.8 million between the periods. The increase at Southern Frac was due primarily from sales of portable liquid containment tanks and other steel-based products in QE FY 2018 from QE FY 2017. Sales of portable liquid containment tanks and other steel-based products increased by 113% and 72%, respectively, in QE FY 2018 from QE FY 2017.

Leasing revenues totaled $54.8 million in QE FY 2018, an increase of $10.9 million, or 25%, from $43.9 million in QE FY 2017. This consisted of increases of $9.1 million, or approximately 31%, in our North American leasing operations and $1.8 million, or 12%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 8% percent in the Asia-Pacific area in QE FY 2018 from QE FY 2017.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 80%, respectively, during QE FY 2018, as compared to 85% and 73%, respectively, in QE FY 2017. The overall average utilization increased to 84% in QE FY 2018 from 82% in QE FY 2017; and the average monthly lease rate of containers was AUS$162 in QE FY 2018 versus AUS$156 in QE FY 2017. The composite average monthly number of units on lease was over 500 higher in QE FY 2018, as compared to QE FY 2017. Leasing revenues increased in most sectors, but primarily in the construction, mining and special events sectors, which increased in total by $1.4 million between the periods.

In our North American leasing operations, average utilization rates were 74%, 81%, 82%, 80% and 84% and average monthly lease rates were $118, $336, $805, $292 and $766 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2018; as compared to 73%, 76%, 49%, 77% and 81% and average monthly lease rates were $117, $325, $541, $282 and $775 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2017, respectively. The average composite utilization rate was 76% QE FY 2018 and 73% in QE FY 2017, and the composite average monthly number of units on lease was over 4,700 higher in QE FY 2018 as compared to QE FY 2017. The increase in leasing revenues was primarily in the oil and gas, commercial, construction and industrial sectors, which increased by an aggregate $9.0 million between the periods. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $3.3 million, or 14%, in QE FY 2018 from QE FY 2017.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $2.7 million from $17.0 million during QE FY 2017 to $19.7 million during QE FY 2018, and our gross profit percentage from these non-manufacturing sales was 28% in both QE FY 2018 and QE FY 2017. Cost of sales from our manufactured products totaled $2.1 million in QE FY 2018, as compared to $1.4 million in QE FY 2017, resulting in a gross margin of $0.2 million during QE FY 2018 and a gross loss of $0.4 million in QE FY 2017. Southern Frac’s profit in QE FY 2018 versus a loss during QE FY 2017 was due primarily to the lack of production in QE FY 2017 from our portable liquid containment tanks and other steel-based products and sales mix. A greater amount of portable liquid containment tanks were sold out of inventory in QE FY 2018, and because these units had been written down to net realizable value, the gross profit effect was minimal. However, production levels on all steel-based products increased by 186% in QE FY 2018 from QE FY 2017 and included an increase in production and ultimate sale of higher margin specialty portable liquid containment tanks.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in the aggregate by $5.1 million, from $36.6 million during QE FY 2017 to $41.7 million during QE FY 2018. As a percentage of revenues, however, these costs decreased to 49% during QE FY 2018 from 53% in QE FY 2017 due primarily to the higher revenues being primarily driven by increases in average units on lease and rates between the periods in both North America and the Asia-Pacific area, without a proportionate increase in infrastructure costs.

Depreciation and Amortization. Depreciation and amortization of $10.0 million in QE FY 2018 increased by $0.2 million from $9.8 million in QE FY 2017, substantially all in North America due primarily to our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $9.4 million in QE FY 2018 increased by $4.2 million from $5.2 million in QE FY 2017. In the Asia-Pacific area, the higher interest expense between the periods of $3.7 million was due primarily to a higher weighted-average interest rate of 10.4% (which does not include the effect of translation, interest rate swap contracts and options, the accretion of interest and the amortization of deferred financing costs) in QE FY 2018 from the 4.9% in QE FY 2017, higher average borrowings and by a stronger Australian dollar between the periods. In North America, the higher interest expense of $0.5 million between the periods was due primarily to the weighted-average interest rate of 6.2% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2018 being higher than the 5.2% in QE FY 2017.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.72068 at December 31, 2016, $0.76448 at March 31, 2017, $0.78068 at December 31, 2017 and $0.76858 at March 31, 2018. In QE FY 2017 and QE FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $39,000 and $(33,000) and $(1,390,000) and $37,000, respectively. In addition, in QE FY 2017 and QE FY 2018, net unrealized exchange gains on forward exchange contracts totaled $(156,000) and $10,000, respectively. QE FY 2018 also includes a non-cash charge of $504,000 for the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Income Taxes. Our income tax provision for QE FY 2018, which derived an effective tax rate of 68.1%, was comprised of:

(i) A net charge of $37,000 to derive a year-to-date interim effective income tax rate of 46.6%; and

(iii) A net tax charge of $191,000 for the net of excess tax benefits and forfeitures on equity compensation awards (see Note 2 of Notes to Condensed Consolidated Financial Statements).

In addition to the above, the effective income tax rates in both periods (40.0% in QE FY 2017) differ from the U.S. federal tax rate of 28% in QE FY 2018 and 35% in QE FY 2017 primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions; including some large nondeductible permanent differences in the Asia Pacific area, primarily the valuation of the embedded derivative.

Preferred Stock Dividends. In both QE FY 2018 and QE FY 2017, we paid $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $1.5 million in QE FY 2018 versus a net loss of $2.1 million in QE FY 2017, an improvement of approximately $0.6 million, primarily as a result of higher operating profit in both North America and the Asia-Pacific area; offset somewhat by higher interest expense, the charge for the change in the valuation of a stand-alone embedded derivative and an income tax charge versus an income tax benefit on the net loss in QE FY 2018.

Nine Months Ended March 31, 2018 (“FY 2018”) Compared to Nine Months March 31, 2017 (“FY 2017”)

The following compares our FY 2018 results of operations with our FY 2017 results of operations.

Revenues. Revenues increased by $49.8 million, or 24%, to $253.4 million in FY 2018 from $203.6 million in FY 2017. This consisted of increases of $30.0 million, or 25%, in revenues in our North American leasing operations, $17.3 million increase, or 21%, in revenues in the Asia-Pacific area and $2.5 million, or 66%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2018 versus FY 2017 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2018 was $0.7816 U.S. dollar compared to $0.7551 U.S. dollar during FY 2017. In Australian dollars, total revenues in the Asia-Pacific area increased by 17% in FY 2018 from FY 2017.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $14.3 million, or 13%, in FY 2018 from FY 2017, primarily in the commercial, construction, industrial, oil and gas, services and mining sectors, which increased by an aggregate $14.0 million between the periods, offset somewhat by reductions in primarily the education and retail sectors of $1.6 million. At Lone Star, revenues significantly increased by $15.7 million, or 125%, from $12.6 million in FY 2017 to $28.3 million in FY 2018. The revenue increase in the Asia-Pacific area occurred primarily in the utilities, transportation, construction, mining, wholesale and retail sectors, which increased between the periods by $20.2 million, and were partially offset by an aggregate decrease of $4.8 million in the oil and gas sector.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues, respectively, in FY 2018, compared to 35% and 65% of total non-manufacturing revenues, respectively in FY 2017.

Non-manufacturing sales during FY 2018 amounted to $88.7 million, compared to $69.3 million during FY 2017; representing an increase of $19.4 million, or 28%. This consisted of increases of $14.3 million, or 40%, in sales in the Asia-Pacific area and $5.1 million, or 15%, in our North American leasing operations. The increase in the Asia-Pacific area was comprised of increases of $13.0 million ($2.9 million decrease due to lower unit sales, $14.6 million increase due to higher average prices and a $1.3 million increase due to foreign exchange movements) in the CSC operations and $1.3 million ($1.9 million decrease due to higher unit sales, $3.0 million increase due to higher average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in the utilities, transportation, construction and mining sectors, which increased between the periods by $14.9 million and was partially offset by a decrease of $2.0 million in the oil and gas sector. FY 2018 included three large sales, one in the transportation sector and two in the utilities sector, totaling approximately $12.3 million (approximately AUS$16.0 million); whereas FY 2017 had two large sales, one each in the energy and transportation sectors, totaling $2.7 million (AUS$3.5 million).    In Australian dollars, total sales in the Asia-Pacific area increased by 36% in FY 2018 from FY 2017. In our North American leasing operations, the sales increase in FY 2018 from FY 2017 was primarily in the commercial, construction, services and oil and gas sectors, which increased by a total of $4.9 million between the periods; offset somewhat by a decrease of $1.2 million in the education sector. The increase at Southern Frac was due primarily from sales of portable liquid containment tanks, which increased by 462% in FY 2018 from FY 2017, as sales on all other steel-based products decreased by 30% in FY 2018 from FY 2017.

Leasing revenues totaled $158.4 million in FY 2018, an increase of $27.9 million, or 21%, from $130.5 million in FY 2017. This consisted of increases of $24.9 million, or 29%, in North America and $3.0 million, or 7%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 3% percent in the Asia-Pacific area in FY 2018 from FY 2017.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 72%, respectively, during FY 2018, as compared to 84% and 69%, respectively, in FY 2017. The overall average utilization increased to 83% in FY 2018 from 80% in FY 2017; and the average monthly lease rate of containers was AUS$160 in FY 2018 and AUS$158 in FY 2017. The composite average monthly number of units on lease was over 1,000 higher in FY 2018, as compared to FY 2017. The leasing revenue increase in the Asia-Pacific area occurred primarily in the construction, industrial, transportation and mining sectors, which increased between the periods by $4.5 million, and was partially offset by a decrease of $2.8 million in the oil and gas sector. FY 2017 included a recovery of $2.2 million (AUS$2.8) million from a lease settlement payment made by a former oil and gas customer.

In our North American leasing operations, average utilization rates were 77%, 82%, 77%, 81% and 83% and average monthly lease rates were $122, $339, $747, $291 and $767 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 75%, 78%, 44%, 77% and 81% and average monthly lease rates were $123, $321, $505, $285 and $778 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2017, respectively. The average composite utilization rate was 77% FY 2018 and 72% in FY 2017, and the composite average monthly number of units on lease was over 4,100 higher in FY 2018 as compared to FY 2017. The increase in leasing revenues between the periods was across the board, but primarily in the oil and gas, mining, commercial, construction and industrial sectors, which increased by $24.6 in FY 2018 from FY 2017. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $9.2 million, or 13%, in FY 2018 from FY 2017.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $15.0 million from $49.0 million during FY 2017 to $64.0 million during FY 2018, and our gross profit percentage from these non-manufacturing sales deteriorated slightly to approximately 28% in FY 2018 from 29% in FY 2017. Cost of sales from our manufactured products totaled $6.3 million in FY 2018, as compared to $4.9 million in FY 2017, resulting in a slight gross profit in FY 2018 and a gross loss of $1.1 million during FY 2017. The low profitability or loss during both periods was due primarily to the lack of production from our portable liquid containment tanks and other steel-based products. A greater amount of portable liquid containment tanks were sold out of inventory in FY 2018, as compared to FY 2017, and because these units had been written down to net realizable value, the gross profit effect was minimal despite the increase in sales between the periods. In addition, production levels on all other steel-based products decreased by 34% in FY 2018 from FY 2017.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in the aggregate by $15.8 million from $106.1 million during FY 2017 to $121.9 million during FY 2018. As a percentage of revenues, however, these costs decreased to 48% during FY 2018 from 52% in FY 2017 due to the higher revenues being primarily driven by increases in average units on lease and rates between the periods in both North America and the Asia-Pacific area, without a proportionate increase in infrastructure costs.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million to $29.7 million in FY 2018 from $29.2 million in FY 2017, substantially all in the Asia-Pacific, which included the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2018 versus FY 2017.

Interest Expense. Interest expense of $24.7 million in FY 2018 increased by $9.6 million from $15.1 million in FY 2017. In the Asia-Pacific area, the higher interest expense between the periods of $7.6 million was due primarily to a higher weighted-average interest rate of 10.0% (which does not include the effect of translation, interest rate swap contracts and options, the accretion of interest and the amortization of deferred financing costs) in FY 2018 from the 4.9% in FY 2017, higher average borrowings and by a stronger Australian dollar between the periods. In North America, the higher interest expense of $2.0 million between the periods was due primarily to the weighted-average interest rate of 6.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2018 being higher than the 5.0% in FY 2017.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.74425 at June 30, 2016, $0.76448 at March 31, 2017, $0.76869 at June 30, 2017 and $0.76858 at March 31, 2018. In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(506,000) and $84,000, and $(2,722,000) and $(369,000), respectively. In addition, in FY 2017 and FY 2018, net unrealized exchange gains on forward exchange contracts totaled $279,000 and $402,000, respectively. FY 2018 also includes a non-cash charge of $2.2 million for the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Income Taxes. Our income tax provision for FY 2018, which derived an effective tax rate of 24.9%, was comprised of:

(i) A provision of $0.9 million for an interim effective income tax rate of 38.6%;

(ii) As a result of the enactment on December 22, 2017 of the Act, a tax benefit of $0.7 million for, among other things, the re-measurement of approximately $6.5 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $5.2 million for both the estimated transition tax on accumulated foreign earnings and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.6 million (see Note 2 of Notes to Condensed Consolidated Financial Statements); and

(iii) A net tax charge of $0.3 million for the net of excess tax benefits and forfeitures on equity compensation awards (see Note 2 of Notes to Condensed Consolidated Financial Statements).

The effective income tax rate in FY 2017 was 40.0% and in both periods, the effective tax rate differs from the U.S. federal tax rate of 28% in FY 2018 and 35% in FY 2017 primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions; including some large nondeductible permanent differences in the Asia Pacific area, primarily the valuation of the embedded derivative.

Preferred Stock Dividends. In both FY 2018 and FY 2017, we paid $2.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and, in FY 2017, Southern Frac results of operations were an increase of $0.8 million to net income in FY 2018 and an increase to the net loss of $1.6 million in FY 2017.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $0.4 million in FY 2018 versus a net loss of $4.9 million in FY 2017, an improvement of approximately $4.5 million, primarily as a result of higher operating profit in both North America and the Asia-Pacific area; offset somewhat by higher interest expense and the charge for the change in the valuation of a stand-alone embedded derivative.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2017	2018	2017	2018

Net income (loss)	$(1,071)	$(563)	$(445)	$1,567
Add (deduct) —
Provision (benefit) for income taxes	(714)	228	(297)	519
Foreign currency exchange and other loss	164	1,852	70	4,906
Interest expense	5,249	9,398	15,096	24,667
Interest income	(18)	(43)	(54)	(81)
Depreciation and amortization	10,044	10,131	29,831	30,123
Share-based compensation expense	651	889	842	2,986
Refinancing costs not capitalized	437	—	437	—

Adjusted EBITDA	$14,742	$21,892	$45,480	$64,687

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $96,072,500 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility consists of a $15,371,600 (AUS$20,000,000) Facility A that will amortize semi-annually; a $65,329,300 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $15,371,600 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all capital stock of RWH and its subsidiaries and matures on November 3, 2020.

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

As of March 31, 2018, our required principal and other obligations payments for the twelve months ending March 31, 2019 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2019	2020	2021	2022

Deutsche Bank Credit Facility	$5,149	$5,149	$73,103	$—
Bison Capital Notes	—	—	—	—
Wells Fargo Credit Facility	1,000	2,000	2,000	190,631
Senior Notes	—	—	—	77,390
Other	4,193	1,949	660	226

	$10,342	$9,098	$75,763	$268,247

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,
	2017	2018
Net cash provided by operating activities	$20,100	$32,856

Net cash used in investing activities	$(26,466)	$(109,244)

Net cash provided by financing activities	$5,015	$81,182

Cash Flow for FY 2018 Compared to FY 2017

Operating activities. Our operations provided cash of $32.9 million during FY 2018 versus $20.1 million during FY 2017, an increase in cash of $12.8 million between the periods. Net income in FY 2018 of $1.6 million was $2.0 million higher than the net loss in FY 2017 of $0.4 million and, in addition, our management of operating assets and liabilities in FY 2018, when compared to FY 2017, further increased cash by $6.4 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. Non-cash adjustments relating to depreciation and amortization, including amortization of deferred financing costs, and accretion of interest also increased cash between the periods by $1.3 million, from $31.2 million in FY 2017 to $32.5 million in FY 2018; and non-cash share-based compensation of $3.0 million in FY 2018 further increased operating cash flows by $2.2 million, when compared to $0.8 million in FY 2017. In the first quarter of FY 2017 a benefit of $0.7 million was recorded at Royal Wolf, primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Condensed Consolidated Financial Statements). The non-cash charge of $2.2 million for the change in the valuation of the stand-alone bifurcated derivative in the Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) increased operating cash flow in FY 2018 and, additionally, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased cash by $2.1 million between the periods, from $0.2 million in FY 2017 to $2.3 million in FY 2018. Somewhat offsetting these increases were the net gain on the sales of lease fleet, which reduced operating cash flows by $5.4million in FY 2018 and by $1.6 million in FY 2017, a reduction of $3.8 million between the periods; and, additionally, operating cash flows were reduced by non-cash adjustments for deferred income taxes in FY 2018 and FY 2017 of $1.4 million and $1.6 million, respectively.

Investing Activities. Net cash used in investing activities was $109.2 million during FY 2018, as compared to $26.5 million used during FY 2017, resulting in a net increase in the use of cash between the periods of $82.7 million. In FY 2018, we used $73.3 million and $14.4 million of cash to acquire the noncontrolling interest of Royal Wolf and make three business acquisitions in North America, respectively (see Note 4 of Notes to Condensed Consolidated Financial Statements). In FY 2017, we made three business acquisitions (two in North America and one in the Asia-Pacific area) for cash of $5.0 million. Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $3.1 million in FY 2018 and $2.6 million in FY 2017, an increase of $0.5 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $18.5 million in FY 2018 as compared to $18.6 million in FY 2017, a slight decrease of $0.1 million. In FY 2018, net capital expenditures of lease fleet were approximately $16.0 million in North America, as compared to $8.3 million in FY 2017, an increase of $7.7 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $2.5 million in FY 2018, versus $10.3 million in FY 2017, a decrease of $7.8 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $81.2 million during FY 2018, as compared to $5.0 million provided during FY 2017, an increase to cash between the periods of $76.2 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements).    Cash of $2.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2018 and FY 2017, Royal Wolf paid a capital stock dividend of $1.0 million and $0.9 million, respectively, to the noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). In FY 2018 and FY 2017, financing activities also included net borrowings of $99.8 million and $11.0 million, respectively, on existing credit facilities to primarily fund our investment in the container lease fleet, make business acquisitions, pay dividends, manage our operating assets and liabilities and, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Condensed Consolidated Financial Statements). Deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $3.8 million in FY 2018 and, in FY 2017, we paid deferred financing costs of $2.3 million primarily for the amendment and extension of our senior secured credit facilities in both North America and the Asia-Pacific area.

Asset Management

Receivables and inventories were $53.2 million and $29.2 million at March 31, 2018 and $44.4 million and $29.6 million at June 30, 2017, respectively. At March 31, 2018, DSO in trade receivables were 47 days and 52 days in the Asia-Pacific area and our North American leasing operations, as compared to 49 days and 46 days at June 30, 2017, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $436.7 million at March 31, 2018, as compared to $427.3 million at June 30, 2017. At March 31, 2018, we had 85,741 units (24,321 units in retail operations in Australia, 8,107 units in national account group operations in Australia, 10,363 units in New Zealand, which are considered retail; and 42,950 units in North America) in our lease fleet, as compared to 80,712 units (23,222 units in retail operations in Australia, 8,871 units in national account group operations in Australia, 10,137 units in New Zealand, which are considered retail; and 38,482 units in North America) at June 30, 2017. At those dates, 68,169 units (20,480 units in retail operations in Australia, 5,921 units in national account group operations in Australia, 8,900 units in New Zealand, which are considered retail; and 32,868 units in North America); and 63,321 units (19,554 units in retail operations in Australia, 5,287 units in national account group operations in Australia, 8,930 units in New Zealand, which are considered retail; and 29,550 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 34,933 storage and freight containers and 7,858 portable building containers at March 31, 2018; and 34,625 storage and freight containers and 7,605 portable building containers at June 30, 2017. At those dates, units on lease were comprised of 29,694 storage and freight containers and 5,607 portable building containers; and 28,280 storage and freight containers and 5,491 portable building containers, respectively.

In North America, the lease fleet was comprised of 29,054 storage containers, 4,095 office containers (GLOs), 4,146 portable liquid storage tank containers, 4,479 mobile offices and 1,176 modular units at March 31, 2018; and 25,175 storage containers, 3,552 office containers (GLOs), 4,097 portable liquid storage tank containers, 4,491 mobile offices and 1,167 modular units at June 30, 2017. At those dates, units on lease were comprised of 21,392 storage containers, 3,403 office containers, 3,442 portable liquid storage tank containers, 3,623 mobile offices and 1,008 modular units; 19,296 storage containers, 2,885 office containers, 2,672 portable liquid storage tank containers, 3,732 mobile offices and 965 modular units, respectively.

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

Seasonality

Although demand from certain customer segments can be seasonal, our operations as a whole are not seasonal to any significant extent. We experience a reduction in sales volumes at Royal Wolf during Australia’s summer holiday break from mid-December to the end of January, followed by February being a short working day month. However, this reduction in sales typically is counterbalanced by increased levels of lease revenues derived from the removals, or moving and storage industry, which experiences its seasonal peak of personnel relocations during this same summer holiday break. Demand from some of Pac-Van’s customers can be seasonal, such as in the construction industry, which tends to increase leasing activity in the first and fourth quarters of our fiscal year; while customers in the retail industry tend to lease more units in the second quarter. Our business at Lone Star and Southern Frac, which has been significantly derived from the oil and gas industry, may decline in our second quarter months of November and December and our third quarter months of January and February, particularly if inclement weather delays, or suspends, customer projects.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Valenta Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018)

10.2	Miller Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018	GENERAL FINANCE CORPORATION

	By:	/s/ Jody E. Miller
Jody E. Miller
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer