Form 10-K
period 2018-06-30
General Finance CORP
filed 2018-09-07
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2017 was approximately $82,941,000 based on a closing price of $6.80 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 27,098,871 shares of the Registrant’s Common Stock outstanding as of August 31, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2018 ANNUAL REPORT ON FORM 10-K

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

Overview

Founded in 2005, we are a leading specialty rental services company offering portable storage, modular space and liquid containment solutions, with a diverse and expanding lease fleet of 85,812 units as of June 30, 2018. Our primary 95 branch locations across North America and the Asia-Pacific offer a wide range of portable storage units, including our core 20-feet and 40-feet steel containers, office container, mobile office and modular space products and steel tanks that provide our customers a flexible, cost-effective and convenient way to meet their temporary storage and space needs. Our units are easily customized to satisfy our customers’ specific application needs and include numerous value-added components. We provide our storage solutions to a diverse base of over 47,000 customers across a broad range of industries, including the commercial, construction, transportation, industrial, energy, manufacturing, mining, retail, consumer, education and government sectors. Our customers utilize our storage and space units for a wide variety of applications, including the temporary storage of materials, supplies, equipment, retail merchandise inventories, documents and liquid storage and for office use.

We focus on leasing rather than selling our units. Approximately 64% of our total non-manufacturing revenues for the year ended June 30, 2018 (“FY 2018”) were derived from leasing activities. We believe our business model is compelling because it is driven by lease fleet assets that:

•	generate a recurring revenue stream with average lease durations of over 12 months;
•	possess long useful lives of 20 to 30 years with high residual values;
•	return the original equipment cost through revenue within four years on average;
•	operate at high lease fleet utilization levels, historically between 70% and 85%;
•	require low maintenance expenditures; and
•	earn attractive margins.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors we serve and which we collectively refer to as the “portable services industry” – portable (or mobile) storage, modular space and liquid containment.

Our portable storage category is segmented into two products: (1) storage containers, which primarily consist of new and used steel shipping containers under International Organization for Standardization (“ISO”) standards, that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility; and (2) freight containers, which are designed for either transport of products by road and rail and are only offered in our Asia-Pacific territory.

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

Summary Organization Chart (1) (2)

(1)	Summary organization chart is illustrative and does not reflect our legal operating structure.
(2)	Reflects consolidated revenues for FY 2018.

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

The Modular Building Institute, in its 2017 Relocatable Buildings Annual Data Report, estimated that the North American modular space (or relocatable) sector generated approximately $4.0 billion in annual revenue. The sector has experienced growth over the last thirty plus years as the number of applications for modular space has expanded and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The IBIS World Industry Report published in November 2017 estimated that the portable container buildings market in Australia generated revenue of AUS$2.0 billion ($1.5 billion), of which approximately AUS$1.3 billion ($1.0 billion) related to the markets in which we offer a competing product. We believe that we are well positioned to benefit from any growth in the North American and Asia-Pacific modular space markets.

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

Liquid Containment

Portable liquid storage tank containers are used in environmental and industrial applications to temporarily store hazardous and nonhazardous liquids and semi-solids. The tanks are used by customers across a wide variety of end markets, including chemical, refinery and industrial plant maintenance, environmental remediation, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. Liquid containment end market demand is recurring and is driven by the non-discretionary nature of required customer maintenance cycles, an increasing enforcement of existing environmental regulations, a growing outsourcing of liquid containment solutions and an increasing level of vendor consolidation. We believe that the rental industry in the U.S. for liquid containment equipment is fragmented and generated approximately $1.4 billion of annual rental revenues in 2013 – 2014. As a result of the decline in oil and gas prices during the latter part of our year ended June 30, 2015, the size of the liquid containment sector has contracted. However, oil and gas drilling and production activity increased in FY 2018, particularly in the Permian Basin of Texas. We believe that we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this sector. Our research indicated that many of the companies that used containment solutions also used portable storage and mobile office products.

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

Superior Service Focus

Our operating infrastructure in each of our markets is designed to ensure that we consistently meet or exceed customer expectations. Our scalable management information systems and administrative support services enhance our customer service capabilities by enabling our operating management teams to access real time information on product availability, customer reservations, customer usage history and rates on a national, regional and local level. We believe these capabilities enable us to provide superior customer service, allowing us to attract new and retain existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van, which track customer willingness to recommend our products and services, and for FY 2018 our customers gave us a NPS of 85, which we believe is the leading score in our sector. In the Asia Pacific at Royal Wolf our customers there gave us a NPS of 61 in FY 2018. In addition, over 80% of our consolidated total leasing revenues in FY 2018 were derived from repeat customers, which we believe is a result of our superior customer service.

Extensive Reach and Capabilities

Through our expansive primary branch network of 95 locations, we maintain national service capabilities in our markets. In North America, our branches serve 49 of the top 100 U.S. Metropolitan Statistical Areas, or MSAs. With our expansion into Alberta and British Columbia, we are now also able to serve the western provinces in Canada. Our Lone Star branches are strategically positioned to be able to respond quickly and maximize service opportunities with customers in the Permian Basin and Eagle Ford Shale. We also have branch offices located in every state in Australia and on both the North and South Islands of New Zealand. We are the only portable storage container company in these Asia-Pacific markets with a national infrastructure and workforce.

Geographic, Product and End Market Diversification

Our specialty rental units are used in a wide variety of applications, and we have established strong relationships with a diversified customer base in both our North American and Asia-Pacific venues. Our customers range from large companies with a national presence to small local businesses. On a consolidated basis, during FY 2017 we served over 47,000 customers in over 20 industries. In FY 2018, our largest customer in each venue accounted for less than 10% of the respective venue’s revenues and our 20 largest customers in each venue accounted for less than 25% of the respective venue’s revenues. We believe that the breadth of our products and services limits the impact of changes within any given customer or industry.

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

Experienced Management Team

We believe our management team’s experience and long tenure with our company and within the industry give us a strong competitive advantage. Our current senior executive management team in FY 2018, led by our Executive Chairman of the Board, Ronald F. Valenta, who has been with us since our inception, has successfully entered new markets, expanded our customer base and integrated a number of meaningful acquisitions. He stepped down as Chief Executive Officer and assumed the title of Executive Chairman of the Board in January 2018. Jody Miller, who became President in January 2017, became our Chief Executive Officer in January 2018 and has been Chief Executive Officer of GFNNA Leasing since June 2015. He has spent over 25 years in the equipment rental industry.

Neil Littlewood, who became Chief Executive Officer of Royal Wolf in July 2016, has over 14 years of senior experience in the rental/hire industry and Pac-Van’s Chief Executive Officer and President, Theodore M. Mourouzis, joined Pac-Van in 1997 and has been integral to our successful growth in North America.

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

and (3) have high residual values of up to 70% of original equipment cost. We have successfully increased leasing revenues as a percentage of our consolidated non-manufacturing revenues from 29% in fiscal year 2007 to 64% for FY 2018. We believe that we can continue to generate substantial demand for our leasing products as the industry is still relatively underdeveloped in our markets. With new uses for our products continually emerging, we believe many more applications for our specialty rental solutions are still yet to be developed.

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

Leverage Our Infrastructure

Our branch network infrastructure covers a broad geographic area and is capable of serving significant additional customer volume while incurring a minimal amount of incremental fixed costs. With our established branch network and infrastructure we generate significant adjusted earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“Adjusted EBITDA”) margins on incremental units deployed. Our objective is to add volume by organically growing the lease fleet across our locations and through strategic acquisitions. Asset purchases of “tuck-in” competitors and adding new units to our fleet allow us to more effectively leverage our infrastructure. Between June 30, 2007 and June 30, 2018, our lease fleet grew from approximately 16,000 units to over 85,000 units, representing a 16% compound annual growth rate, and our Adjusted EBITDA margin expanded from 17% in the fiscal year ended June 30, 2008 to 25% in FY 2018.

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

Pursue Select Strategic Acquisitions

Acquisitions represent an attractive means for us to further leverage our infrastructure, add complementary product lines, enter new geographic regions and accelerate our growth and margin expansion opportunities. We operate in fragmented industries, and we seek to identify acquisition candidates that we believe would be earnings accretive. We have a proven integration model that we have effectively used to integrate 48 acquisitions since May 31, 2007.

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

Products and Services

Portable Storage

Our portable storage products primarily consist of steel storage containers and freight containers. Storage containers are steel structures, which are generally eight feet wide and eight and one-half feet high; and are built to ISO standards for carrying ocean cargo. They typically vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Storage containers include general purpose dry storage, refrigerated and specialty containers in a range of standard and modified sizes, designs and capacities. Specialty containers include solar lit blast-resistant, hoarding and hazardous waste units. In FY2018 we introduced our patent-pending safety containers, marketed as PV3 Safety Containers in the United States, CK3 Safety Containers in Canada and the Wolf Lock Premium Container in the Asia/Pacific region.

Our freight containers are specifically designed for transport of products by road and rail, and include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. Freight container products are only offered in our Asia-Pacific territory. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, further customize them, and add our decals and branding.

Modular Space

Our modular space products include office container products, modular buildings and mobile offices. Our office container products (portable building containers and ground level office containers, or GLOs) are either modified or specifically-manufactured containers that provide secure and convenient office space with maximum design flexibility. Floor plans can either be all office space, with features similar to those found in mobile offices, or a combination of office and storage space. Due to their construction, office containers provide greater security than traditional field offices, and since they sit at ground level they do not require stairs for entry and exit. Modular buildings are factory-built, highly customizable portable structures constructed for diverse applications, ranging from schools to restaurants to medical offices and ranging in size from 1,000 to over 30,000 square feet. Mobile offices are factory built, single-unit structures that are re-locatable and used primarily for temporary office space. Mobile offices are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Mobile offices can be equipped with HVAC systems, lighting, electrical wiring, phone jacks, desk tops, shelving and other features normally associated with basic office space. Mobile offices generally have wood siding, carpeting, high ceilings, custom windows and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. In addition to offering modular buildings for rent, in the Asia-Pacific area, we also provide customers with the ability to customize buildings using our in-house engineering team.

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

The tables below provide details of our lease fleet by product category and unit types at June 30, 2018, 2017 and 2016; and for FY 2018, the year ended June 30, 2017 (“FY 2017”) and the year ended June 30, 2016 (“FY 2016”).

					FY 2018
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2018	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers	Dry storage, refrigerated and specialty containers	Classroom equipment storage, Construction equipment and tool storage, Disaster shelters, Landscaping sheds, Recreational equipment storage, Retail inventory storage	56,524	$122	A$138	77%	88%
	Freight Containers	Dry freight, curtain-side, refrigerated, bulk cargo containers	Freight transportation	7,501	NA	A$135	NA	75%
	Office Containers	Storage containers, modified to include office space	General administrative office space, Military installations, Workforce living accommodations, Bank branches, Classrooms /Education, Construction offices, Daycare facilities, Dormitories, General administrative office space, Healthcare facilities, Rental facilities, Retail space, Shelters	12,014	$340	A$286	83%	70%
	Modular Buildings	Portable structures used for a variety of applications		1,179	$767	NA	84%	NA
	Mobile Offices	Relocatable wood-framed temporary office space		4,447	$292	NA	82%	NA
	Portable Liquid Storage Tanks	Steel tanks, acid tanks, gas buster tanks and oil test tanks	Well-site liquid containment needs, Expansion / upgrade projects, Highway construction/Groundwater sewage, Infrastructure projects, Major industrial projects, Mining pit pump work, Municipal sewer and water projects, Non-residential construction projects, Pipeline construction and maintenance, Refinery turnarounds	4,147	$783	NA	78%	NA

					FY 2017
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2017	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers			51,528	$121	A$139	75%	86%
	Freight Containers			8,272	NA	A$135	NA	70%
	Office Containers			11,157	$321	A$268	78%	74%
	Modular Buildings	SEE PRECEDING CHART		1,167	$774	NA	81%	NA
	Mobile Offices			4,491	$282	NA	78%	NA
	Portable Liquid Storage Tanks			4,097	$533	NA	48%	NA

					FY 2016
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2016	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers			50,276	$121	A$139	74%	85%
	Freight Containers			8,868	NA	A$132	NA	70%
	Office Containers			9,673	$317	A$308	80%	70%
	Modular Buildings	SEE PRECEDING CHART		1,142	$772	NA	81%	NA
	Mobile Offices			4,590	$278	NA	76%	NA
	Portable Liquid Storage Tanks			4,056	$699	NA	43%	NA

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

In response to the reduced demand of its portable liquid storage tanks, our North American manufacturing operations began manufacturing a variety of other steel-based products, including:

•	Chassis
•	Storm Shelters
•	Blast-Resistant Modules
•	Specialty Tanks
•	Trash Hoppers

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

Ideal for any industry needing to process, dispose or relocate materials, trash hoppers work well in multi-story building construction applications, as they can be attached to a telehandler and elevated to accept discarded materials or trash. These trash hoppers are constructed of 3/16” corrugated plate steel, making them stronger and more durable than our competitors.

Sales

We complement our core leasing business by selling existing lease fleet assets or assets purchased specifically for resale. The sale of lease fleet units has historically been a cost effective method of replenishing and upgrading the lease fleet. We also provide additional services when selling units. These services range from delivery to full scale turnkey solutions. In a turnkey solution, we provide not only the underlying equipment but also a full range of project related services, which may include foundation, specialty interior finishes, subleasing generators and landscaping, as may be necessary to make the equipment fully operational for the customer.

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

Ongoing maintenance to our fleet is performed on an as-needed basis and is intended to maintain the value and rental-ready condition of our units. Maintenance requirements on portable storage units can include removing rust and dents, patching small holes, repairing floors, painting and replacing seals around the doors. Maintenance requirements for modular space units can include repairs of floors, doors, air conditioning units, windows, roofs and electric wiring. Maintenance requirements for liquid containment units include cleaning the unit to eliminate any residual material and inspecting and repairing the lining, if needed. Maintenance is performed by in-house fleet technicians and third-party vendors, depending on the branch and complexity of the work. Maintenance and repair costs of our lease fleet are included as direct costs of leasing operations and expensed as incurred whether performed by in house technicians or by third party vendors. We believe our maintenance program ensures a high quality fleet that supports both leasing and sales operations.

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

Geographic Network

Our service locations are segmented into two operating areas: North America and Asia-Pacific. In North America, these service locations are called branches and in our Asia-Pacific area they are referred to as Customer Service Centers, or “CSCs.” Our primary North American branch network consists of 57 branch locations in the United States and three in Canada, and our primary Asia-Pacific network consists of 23 CSCs in Australia and 12 in New Zealand.

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

The following maps show our existing branch and CSC locations as of June 30, 2018.

North America

Asia-Pacific

North America

In North America, branch offices are generally headed by a branch manager and are organized into four regions, which are managed by four regional vice presidents each with more than 15 years of experience in the industry. In addition to a branch manager, each branch may also have its own sales force and a transportation department that will deliver and pick up lease fleet units from customers in certain remote areas. Branch managers are integral to our success and performance-based incentive bonuses are a portion of their compensation.

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

We lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Gordon, New South Wales. All of our major leased properties have remaining lease terms of up to 22 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.

Reference is made to “Item 2. Properties” for a more detailed description of our geographic locations.

Customers and End Markets

We have a diverse customer base consisting of over 47,000 customers, who operate in a broad variety of over 20 industries in our North American and Asia-Pacific venues. Our customers consist of large national corporations, as well as many local companies and organizations. As a result, in each venue no customer contributed more than 10% of the respective venue’s FY 2018 revenues. Our end markets include construction, commercial, transportation, industrial, energy, manufacturing, mining, retail, consumer, education and government. We believe the end market and geographic diversification of our customer base reduces the business exposure to a significant downturn in any particular industry or geography.

The diversity for our leasing operations is depicted in the following charts showing total revenue breakdown by end markets for FY 2018:

The following provides an overview of the end markets served by our leasing operations:

•	Construction - general contractors, residential homebuilders and subcontractors
•	Industrial - industrial and manufacturing customers including a broad array of manufacturers, telecommunications, distribution, utilities, refuse, recycling and bottling companies
•

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

We differentiate ourselves from competitors in several ways. In our portable storage and modular space businesses, we provide a diverse set of competitively priced products and, in our Asia-Pacific market, we leverage our engineering team to provide customized units upon customer request. In our liquid containment business, we leverage long-standing customer relationships and not only provide liquid containment units, but also bundle units with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week. Our customer-centric approach is designed to ensure that our businesses consistently meet or exceed customer expectations. We believe this focus on customer service attracts new and retains existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van during the year ended June 30, 2015, which track customer willingness to recommend our products and services, and from October 2014 to June 2015 our customers gave us a NPS of 82. In FY 2016 and in both FY 2017 and FY 2018, our customers gave us a NPS of 83 and 85, respectively. In FY 2017, we began collecting customer responses on NPS in the Asia Pacific at Royal Wolf and in both FY 2017 and FY 2018 our customers there gave us a NPS of 61. In addition, over 80% of our consolidated total leasing revenues in FY 2018 were derived from repeat customers, which we believe is a result of our superior customer service.

Sales and Marketing

In North America, members of our sales teams act as primary customer service representatives and are responsible for fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Our sales teams are responsible for developing and managing local relationships, as well as handling both inbound and outbound calls. They also assist customers in defining their space needs, assess potential opportunities, quote deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale, the sales team works closely with the local branch operations team to ensure that customer expectations are met or exceeded, relative to equipment quality and delivery timing. Our marketing group is primarily responsible for lead generation, digital marketing, advertising campaigns, producing company literature, creating promotional sales tools and oversight of customer relationship management systems. We market services through a number of promotional vehicles, including website, search engine optimization (SEO), search engine marketing (SEM), signage on our equipment, outbound sales efforts, targeted mailings, and trade shows and live chat. We believe this approach to marketing is consistent with the local nature of our business and allows each branch to employ a customized marketing plan that fosters growth within its particular market. As a result of our national footprint and strong service levels, we are seeking and securing national account agreements with large retailers, construction companies and other large businesses. We provide ongoing training to our sales teams, monitor call quality and survey our customers to ensure that customer interactions meet our quality and service standards. Our lease fleet carries signage reflecting our brands, which is important to ongoing name recognition.

Our sales and marketing strategy in the Asia-Pacific is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of internal advertising SEO and SEM, print media advertising, telemarketing, website, customer referrals, signage and decal awareness, direct mail, video, television, radio, social media and live chat. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goals are to be one of the suppliers that potential customers call and to make the experience as easy as possible for that customer.

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

In our North American portable storage and modular space business, we utilize Microsoft Dynamics Navision and a rental module Armada at all of our branches to monitor operations at branches on a daily, weekly, monthly and ad hoc basis. Lease fleet information is updated daily at the branch level and verified through routine physical inventories by branch personnel, providing management with online access to utilization, lease fleet unit detail and rental revenues by branch and geographic region. In addition, an electronic file for each unit showing its lease history and current location and status is maintained in the information system. Branch salespeople utilize the system to obtain information regarding unit condition and availability. The database tracks individual units by serial number and provides comprehensive information including cost, condition and other financial and unit specific information. In FY 2018 we added a business intelligence corporate performance management software package, Microsoft SQL Server Reporting Services, or SSRS, to our information system platform.

In our Asia-Pacific portable storage and modular space businesses, our management information systems, including Microsoft Dynamics Navision and CRM, Armada, TCM and Power BI, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, profitability, customer trends and fleet data. All our branches use the CRM Platform for surveying, and Navision and Armada for day to day processing. TCM, Power BI and Navision provide branch managers with vital data for financial, inventory and customer reports. In the year ending June 30, 2019, we intend to further develop our Navision and Armada capabilities, refine and further automate reporting, roll-out Dynamics CRM for Sales, develop a Customer Portal for self-management and business interaction, and continue to provide efficiency through system improvements and mobility solutions.

Our North American manufacturing business utilizes the enterprise resource planning (ERP) business system, SyteLine, which provides comprehensive functionality, including order processing, inventory, purchasing, planning and scheduling, production, cost management, project tracking, accounting and customer service.

Product Procurement

North America

Our North American leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van’s top four suppliers of units for FY 2017 represented approximately 44% of all fleet purchases and the top ten suppliers represented approximately 69% of all fleet purchases. We purchase our Pac-Van lease fleet from a network of third-party suppliers. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state certificates enabling us to move equipment among our branch network to meet changing demand and supply conditions. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state certificates for each unit.

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

Asia-Pacific

In the Asia-Pacific area, we purchase marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe we are the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased is standard 20-foot and 40-foot units which we convert, refurbish or customize. We purchase new storage container products in the Asia-Pacific area under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, if one or more suppliers did not timely fill our purchase orders or did not properly manufacture the ordered products, our reputation and financial condition also could be harmed. The top four suppliers represented approximately 89% of all fleet purchases during FY 2018.

Competition

Portable Storage

The portable storage markets in North America, Australia and New Zealand are highly fragmented. In most locations within its markets, Pac-Van and Royal Wolf compete with several national and regional competitors. Our largest competitors in the portable storage sector in North America are Mobile Mini, Williams Scotsman (WillScot Corporation), McGrath RentCorp, Haulaway, Allied Leasing, Eagle Leasing and National Trailer Storage. We believe we are the market share leader in Australia and New Zealand. Our primary competitors in these markets include CGM-CMA Group, and the SCF Group (Simply Containers) as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, they are heavily reliant on monthly sales performance, have slow growing rental fleets and have limited ability to handle larger volume contracts or customer accounts. We believe that participants in this sector compete on the basis of customer relationships, price, service, as well as breadth and quality of equipment offered.

Modular Space

The modular space sector is highly competitive in each of the markets in which we compete. Our largest North American competitors, Williams Scotsman (WillScot Corporation), Mobile Modular (McGrath RentCorp) and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include Vanguard Modular, Design Space and Satellite Shelters. In the Australian portable container buildings market, Royal Wolf maintains a small presence and competes primarily with three large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors are Coates Hire, Atco Structures & Logistics and Ausco Modular (Algeco Scotsman). We believe we compete on the basis of service, quality, customer relationships and price. We believe that our reputation for customer service and a wide selection of units allow us to compete effectively. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tend to inhibit new entrants. As we already maintain a national sale and distribution network, established supply channels and a strong profile in our target markets, many of the barriers to entry applicable to other new entrants are not applicable to us.

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

Employees

As of June 30, 2018, we had a total of 875 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

	North America			Asia-Pacific

	Leasing	Manufacturing	Corporate	Leasing

Corporate executive	—	—	5	—
Regional executive and administrative staff	43	12	2	24
Senior and branch management	77	—	—	34
Sales and marketing	81	—	—	78
Branch operations and administration	333	—	—	128
Manufacturing	—	58	—	—

	534	70	7	264

Executive Officers of the Registrant

The following information is provided as of June 30, 2018 regarding our executive officers. No family relationship exists between any executive officer.

Name	Age	Position

Ronald F. Valenta	59	Executive Chairman of the Board

Jody Miller	51	President and Chief Executive Officer

Charles E. Barrantes	66	Executive Vice President and Chief Financial Officer

Christopher A. Wilson	51	General Counsel, Vice President and Secretary

Jeffrey A. Kluckman	57	Executive Vice President of Global Business Development

Neil Littlewood	57	Chief Executive Officer of Royal Wolf Holdings Limited

Theodore Mourouzis	55	Chief Executive Officer and President of Pac-Van, Inc.

Ronald F. Valenta assumed the title of Executive Chairman of the Board in January 2018. Mr. Valenta has served as a director since our inception and our Chairman of the Board since June 2014. He was our President from inception until January 2017 and Chief Executive Officer from inception until January 2018. From May 2011 to October 2017, Mr. Valenta served as a director of Royal Wolf Holdings Limited. From 1988 to 2003, Mr. Valenta served as the President and Chief Executive Officer of Mobile Services Group, Inc., a portable storage company he founded, and from 2003 to 2006, Mr. Valenta was a director of the National Portable Storage Association, a storage industry non-profit organization that he co-founded. From 1985 to 1989, Mr. Valenta was a Senior Vice President of Public Storage, Inc., and from 1980 to 1985, Mr. Valenta was employed by the accounting firm of Arthur Andersen & Co. in Los Angeles.

Jody Miller became our Chief Executive Officer in January 2018 and has served as our President since January 2017. Mr. Miller was our Executive Vice President from June 2015 to January 2017 and has been the Chief Executive Officer of GFN North America Leasing Corporation since June 2015 and has served on the board of Royal Wolf Holdings Limited since 2016. Prior to joining us, Mr. Miller spent over 25 years in the equipment rental industry, including at Mobile Mini, Inc. as Executive Vice President and Chief Operations Officer for five years, Mobile Services Group, Inc. as Senior Vice President for five years, and RSC Holdings, Inc. for fifteen years; where he held many positions, including Regional Vice President for seven years. Mr. Miller is a 1990 graduate of Central Missouri State University.

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

Jeffrey A. Kluckman is our Executive Vice President of Global Business Development. Jeff started with us in September 2011. Prior to joining us, among other things, he held the role of vice president of mergers and acquisitions for portable storage solutions provider Mobile Mini, Inc. and, earlier, similar positions with Mobile Services Group, Inc., which was acquired by Mobile Mini in 2008, and RSC Equipment Rental, Inc. In his near 20-year background in the rental services sector, including the mobile storage, modular space and equipment rental industries, Mr. Kluckman successfully completed more than 145 transactions. Mr. Kluckman received an accounting degree from Northern Illinois University.

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

Trademarks

North America

We own trademarks important to our North American leasing operations, including Pac-Van®, “We’ve Put Thousands of U.S. Businesses In Space®,” “Expect More. We’ll Deliver®” and the “Container King” logo in Canada. Material trademarks are registered in the U.S. Patent and Trademark Office (“USPTO”). On March 27, 2018, we filed an application for the “PV 3 Safety Container,” and, on May 29, 2018, filed an amendment to allege use of the trademark, which was accepted by the USPTO on July 12, 2018. We are currently preparing a response to the USPTO office action to proceed with registration of the trademark. Registrations for such trademarks in the U.S. will last indefinitely as long as we continue to use and maintain the trademarks and renew filings with the applicable governmental offices.

Asia-Pacific

We entered into a licensing agreement with Triton Corporation in May 2008 for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We paid Triton Corporation $740,000 to license the trademark. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. We sold the “Royal Wolf” name and trademark to Royal Wolf in May 2011 in connection with the Australian initial public offering of RWH. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business. In September 2017, we reacquired the RWH shares that were issued in the initial public offering and not previously owned.

Available information

Our Internet website address is www.generalfinance.com. This reference to our Internet website does not incorporate by reference the information contained on or hyperlinked from our Internet website into this Annual Report on Form 10-K. Such information should not be considered part of this Annual Report on Form 10-K. The Internet websites for our operating units are Royal Wolf (www.royalwolf.com.au and www.royalwolf.co.nz), Pac-Van (www.pacvan.com), Lone Star (www.lonestartank.com) and Southern Frac (www.southernfrac.com and www.southernfabricationspecialties.com). We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis and are required to disclose certain material events in a current report on Form 8-K. The public may read and obtain a copy of any materials we file with the SEC through our Internet website noted above, which is hyperlinked to the SEC’s Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

An economic slowdown in the United States and/or globally, including reduced oil and gas and non-residential construction activity, would adversely affect our business. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in product sales and leasing, could lead to a build-up of inventory and lease fleet levels and a decline in revenues. In addition, we engage in borrowing and repayment activities under our revolving credit facilities on an almost daily basis and have not had any disruption in our ability to access our revolving credit facilities as needed. However, disruptions in the global capital and credit markets, such as those that occurred in the global financial crisis during the latter part of the past decade, could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facilities, which could have an adverse effect on our business, financial condition and results of operations.

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

•	expose us to the risk of increases in interest rates, as a substantial portion of our borrowings on our secured senior credit facilities are at variable rates of interest;
•	require us to sell assets to reduce indebtedness or influence our decisions about whether to do so;
•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and industry;
•	prohibit us from making strategic acquisitions or pursuing business opportunities; and
•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds.

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

Our senior credit agreements also contain various restrictive covenants that limit the operations of our business. Among other things, these agreements include covenants and restrictions relating to:

•	payments and distributions to GFN;
•	liens, loans and investments;
•	debt and hedging arrangements;
•	mergers, acquisitions and asset sales;
•	transactions with affiliates; and
•	changes in business activities.

In addition, we may incur substantial debt to complete business combinations. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain necessary additional financing if the agreements governing such indebtedness restrict our ability to obtain such financing while the debt instrument is outstanding.

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

See also the significant risks related primarily to our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (the “Series C Preferred Shares” or “Series C Preferred Stock”) and our 8.125% Senior Notes (the “Senior Notes”), that are due in July 2021. In addition, reference is made to Notes 3 and 5 of Notes to Consolidated Financial Statements for more information regarding our Series C Preferred Stock and indebtedness.

We may need additional capital which we may be unable to obtain.

Our business is capital intensive and any inability to obtain capital in the amounts and at the times when needed, may have a material adverse effect on our business, financial condition and results of operations, including substantially increasing our cost of borrowing and restricting our future operations and impairing our ability to grow, improve and maintain our leased assets. We have a significant amount of our outstanding senior indebtedness maturing in the foreseeable future. We may not have sufficient cash flow from our operations to repay amounts coming due and, if we are unable to refinance this indebtedness, it could have a material adverse effect on our business.

Declines in demand for our products and services could also lead to increased borrowings and reduced collateral values which could lower the amounts we can borrow under our senior credit facilities; which could, in turn, restrict our ability to grow our business.

If we are unable to collect on contracts with customers, our operating results could be materially adversely affected.

Some of our customers may have liquidity issues and may not be able to fulfill the terms of their rental agreements with us. Historically, accounts receivable write-offs have not been significant. However, if we are unable to manage credit risk issues, or if a large number of customers have financial difficulties at the same time, our credit losses could increase above historical levels and our operating results would be adversely affected. Delinquencies and credit losses generally can be expected to increase during economic slowdowns or recessions.

Demand for a portion of our lease fleet and manufacturing products in North America is, to a significant degree, dependent on the levels of expenditures and drilling activity by the oil and gas industry and can fluctuate significantly in a short period of time. A substantial or an extended decline in oil and gas prices could result in lower expenditures and reduced drilling by the oil and gas industry, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for a portion of our lease fleet and manufacturing products in North America depends, to a significant degree, on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves and can fluctuate significantly in a short period of time. These expenditures are generally dependent on numerous factors and events over which we have no control, including the industry’s view of current and future oil and natural gas prices, future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could result in the reduction of drilling activity, project modifications, delays or cancellations, general business disruptions and delays in payment of, or nonpayment of, amounts that are owed to us. The oil and gas industry has historically experienced volatile prices for oil and gas and periodic downturns, which have been characterized by diminished demand for oilfield services and downward pressure on vendor prices charged. A significant and/or extended downturn in the oil and gas industry could result in a reduction in demand for our products, specifically our portable liquid containment products and services in North America, reduce the amounts we are able to borrow under our senior secured credit facilities and could adversely affect our financial condition, results of operations and cash flows.

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

We intend to pursue acquisition opportunities and greenfield expansions in an effort to diversify our investments and grow our business. Any business we acquire may cause us to be affected by numerous risks inherent in the target’s business operations. If we acquire a business in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although we will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure that we will be able to properly ascertain or assess all of the significant risk factors. In addition, integrating acquired businesses, greenfield expansions and assets into our business can be difficult and risky, especially if the acquired business or assets involve an industry segment with which our management has limited experience or where there are limited synergies with our current businesses. Our integration of acquired businesses and realization of all synergies or efficiencies that we believe may result from such acquisitions or expansions may not come to fruition, which could negatively impact our business.

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

To date, we have conducted all of our business within North America and the Asia-Pacific area. However, we may in the future enter international markets, which would require substantial amounts of management time and attention. Our products and overall business approach may not be accepted in other markets to the extent needed to make our international expansion profitable. In addition, the additional demands on management from these activities may detract from our efforts in our current markets and adversely affect our operating results therein. Any international expansion will expose us to the risks normally associated with conducting international business operations, including unexpected changes in regulatory requirements, changes in foreign legislation, possible foreign currency controls, currency exchange rate fluctuations or devaluations, tariffs, difficulties in staffing and managing foreign operations, difficulties in obtaining and managing vendors and distributors, potential negative tax consequences and asset management difficulties.

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

New tariffs on steel imports could result in increased container prices.

In June 2018, the U.S. government issued part 2 of the 25% ad valorem tariff that is expected to be applied to Chinese exports to the U.S. The list of proposed products and commodities that would be subject to this 25% tariff includes ISO containers. While containers involved in typical import/export shipping activities are considered instruments of international trade and not typically subject to tariffs, it is possible that the U.S. government could view containers as being subject to the proposed tariff once they are sold into the United States. Since a significant portion of portable storage containers currently in the United States were originally manufactured in China to transport goods before eventually being sold for domestic use, the proposed tariff would immediately increase the cost of new and used containers being sold into the United States. In August 2018, the U.S. government determined that a tariff would not be applied to ISO containers. However, if in the future it is reconsidered and a tariff is applied, such an action would result in increased steel container prices, which could adversely affect our results of operations and financial condition.

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

The portable storage industry in North America is highly competitive and fragmented, and we face significant competition that may lead to our inability to increase or maintain our prices, which could have a material adverse impact on our results of operations.

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

A tightening transportation-related labor market could adversely affect Lone Star

Lone Star’s ability to remain productive and competitive depends on its ability to attract and retain transportation personnel in particular skilled truck drivers. The national tightening of the transportation related labor market due to a shortage of skilled truck drivers may inhibit Lone Star’s ability to hire and retain this segment of our employee base. Additionally, rising wages paid to skilled truck drivers may pose a risk to Lone Star’s margins if it is unable to pass on such higher costs through rate increases. These labor factors could have a material adverse effect on our results of operations.

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

Royal Wolf is subject to exchange rate fluctuations, particularly as it sources a substantial portion of its portable container solutions fleet from China in purchases, which are U.S. dollar-denominated. While Royal Wolf has a hedging policy to mitigate this risk, unhedged exchange rate fluctuations in the Australian dollar relative to the U.S. dollar and, to a lesser extent, the New Zealand dollar, may adversely affect the financial performance of Royal Wolf, including its financial position, cash flows, distributions and growth prospects.

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

The substantial downturn in the domestic oil and gas industry since the second quarter of our fiscal year ended June 30, 2015 has resulted in lower expenditures and reduced drilling, which in turn has had a material adverse effect on the results of operations and cash flows of our manufacturing operations in North America. In order to remain commercially viable and diversify outside of the portable liquid containment business, our manufacturing operations have focused on introducing steel-based products for non-oil and gas markets, which include a chassis product line targeted to the North American transportation market, the production of GLOs for the portable storage market, the production of storm shelters for the consumer market, the production of blast-resistant modules for the industrial market and the production of specialty portable fuel tanks for the agricultural market. While we closely monitor the situation and are hopeful of the commercial success of these new steel-based products, there is no assurance that such commercial success or viability will be attained. In FY 2016, operating losses from reduced demand of our portable liquid containment tanks and related products and the manufacturing inefficiencies inherent in the introduction of new product lines resulted in the recording of goodwill and trade name impairment charges. Reference is made to Note 2 of Notes to Consolidated Financial Statements for more information regarding these impairment charges.

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

A tightening Texas labor force could adversely affect Southern Frac

Southern Frac’s ability to remain productive and competitive depends on its ability to attract and retain workers. Tightening of the labor market in Texas due to a shortage of suitably semi-skilled workers may inhibit Southern Frac’s ability to hire and retain employees. Additionally, rising wages paid to employees may pose a risk to Southern Frac’s margins if it is unable to pass on such higher costs through price increases. These labor factors could have a material adverse effect on our results of operations.

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

The shares of Series C Preferred Shares have no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. By their terms, the Series C Preferred Shares may be redeemed by us at our option either in whole or in part at any time on or after May 17, 2018. Any decision we may make at any time regarding whether to redeem the Series C Preferred Shares will depend upon a wide variety of factors, including our evaluation of our capital position, our capital requirements and general market conditions at that time. However, investors should not assume that we will redeem the Series C Preferred Shares at any particular time, or at all.

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

The conditions of the credit markets and prevailing interest rates have fluctuated in the past and can be expected to fluctuate in the future. Fluctuations in these factors could have an adverse effect on the price and liquidity of the Senior Notes.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the locations in our North American leasing operations, except for Pac-Van’s corporate offices and two branch locations. Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our primary branches and other properties in North America as of June 30, 2018:

Location	Function/Uses
United States:
Albany, GA	Leasing and sales
Atlanta, GA	Leasing and sales
Austin, TX	Leasing and sales
Bakersfield, CA	Leasing and sales
Boston, MA	Leasing and sales
Charleston, WV	Leasing and sales
Charlotte, NC	Leasing and sales
Chicago, IL (owned)	Leasing and sales
Cincinnati, OH	Leasing and sales
Cleveland, OH	Leasing and sales
Columbus, OH	Leasing and sales
Corpus Christi, TX	Leasing and sales
Dallas, TX	Leasing and sales
Denver, CO	Leasing and sales
Des Moines, IA	Leasing and sales
Detroit, MI	Leasing and sales
Elkhart, IN	Leasing and sales
Elko, NV	Leasing and sales
Chino-Los Angeles, CA	Leasing and sales
Green Bay, WI (c)	Leasing and sales
Greenville, SC	Leasing and sales
Houma, LA	Leasing and sales
Houston, TX	Leasing and sales
Indianapolis, IN	Leasing and sales
Indianapolis, IN (owned)	Corporate office
Jacksonville, FL	Leasing and sales
Kansas City, MO	Leasing and sales
Kenedy, TX (a)	Leasing and sales
Kermit, TX (b)	Leasing and sales
Lafayette, LA	Leasing and sales
Las Vegas, NV	Leasing and sales
Lexington, KY	Leasing and sales
Little Rock, AK	Leasing and sales
Louisville, KY	Leasing and sales
Madison, WI	Leasing and sales
Memphis, TN (owned)	Leasing and sales
Miami, FL	Leasing and sales
Milwaukee, WI	Leasing and sales
Nashville, TN	Leasing and sales
New Brunswick (Trenton), NJ	Leasing and sales
Orlando, FL	Leasing and sales
Paducah, KY	Leasing and sales
Philadelphia, PA	Leasing and sales
Phoenix, AZ (c)	Leasing and sales
Pittsburgh, PA	Leasing and sales
Portland, OR	Leasing and sales
Milan, IL (Quad Cities)	Leasing and sales
Raleigh, NC	Leasing and sales
Royalton, VT	Leasing and sales
Salt Lake City, UT	Leasing and sales

San Antonio, TX	Leasing and sales
Seattle, WA	Leasing and sales
Springfield, MO	Leasing and sales
St. Louis, MO	Leasing and sales
Toledo, OH	Leasing and sales
Watford City, ND	Leasing and sales
Wichita, KS	Leasing and sales
Yakima, WA	Leasing and sales
Canada:
Edmonton, AB (c)	Leasing and sales
Calgary, AB	Leasing and sales
Vancouver, BC	Leasing and sales

(a)	There is another associated location in Karnes County, TX, but it does not conduct leasing and sales.
(b)	There are other associated locations in Goldsmith, Midland and Mentone, TX, but they do not conduct leasing and sales.
(c)	There is also a fleet maintenance and modification facility in this market.

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

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our former chief executive officer, who is also the executive chairman of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, exercised our second option for an additional five-year term commencing on February 1, 2018. We also lease a small office in Northbrook, Illinois. The term of the lease is through October 31, 2018.

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of portable storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and the CSCs are all leased. The following table shows information about our primary CSCs and other properties by country (Australia and New Zealand) at June 30, 2018 and we believe these properties are suitable and adequate:

Location	Functions/Uses
Australia:
Adelaide	Leasing, on-site storage and sales
Albury	Leasing, on-site storage and sales
Brisbane – Weyba Street Banyo	Leasing, on-site storage and sales
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)
South Brisbane - Meadowbrook	Leasing, on-site storage and sales
Cairns Cairns	Leasing, on-site storage and sales
Canberra	Leasing, on-site storage and sales
Melbourne East – Clayton	Leasing, on-site storage and sales
Melbourne West - Sunshine	Leasing, on-site storage and sales
Darwin	Leasing, on-site storage and sales
Geelong (Vic)	Leasing, on-site storage and sales
Geraldton	Leasing, on-site storage and sales
Gold Coast	Leasing, on-site storage and sales
Gosford – Central Coast	Leasing, on-site storage and sales
Hobart - Tasmania	Leasing, on-site storage and sales
Kalgoorlie (WA)	Leasing, on-site storage and sales
Launceston - Tasmania	Leasing, on-site storage and sales

Gordon	Head office (Not a CSC)
Sydney – Moorebank	Leasing, on-site storage and sales
Newcastle	Leasing, on-site storage and sales
Perth – Bassendean	Leasing, on-site storage and sales
Rockhampton	Leasing, on-site storage and sales
Toowoomba	Leasing, on-site storage and sales
Townsville	Leasing, on-site storage and sales
Wollongong	Leasing, on-site storage and sales
New Zealand:
Auckland – Jarvis Way	Head Office, Leasing, on-site storage and sales
Christchurch	Leasing, on-site storage and sales
Dunedin	Leasing, on-site storage and sales
Hamilton	Leasing, on-site storage and sales
Invercargill	Leasing, on-site storage and sales
Napier	Leasing, on-site storage and sales
Nelson	Leasing, on-site storage and sales
Palmerston North	Leasing, on-site storage and sales
Silverdale/Albany	Leasing, on-site storage and sales
Tauranga/Bay of Plenty	Leasing, on-site storage and sales
Wellington	Leasing, on-site storage and sales
Whangarei	Leasing, on-site storage and sales

During FY 2018, effective March 31, 2018, Royal Wolf relocated its corporate headquarters from Hornsby to Gordon in New South Wales. The term of the lease is for ten years, including a five-year renewal option, with rent adjusted yearly by 4%.

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

	Common Stock
	High	Low
Year Ended June 30, 2018:

Fourth Quarter	$13.55	$7.10
Third Quarter	7.50	6.80
Second Quarter	6.80	5.10
First Quarter	5.15	4.55

Year Ended June 30, 2017:
Fourth Quarter	$5.20	$4.70
Third Quarter	5.70	4.95
Second Quarter	5.60	4.00
First Quarter	4.67	4.20

Record Holders

As of August 1, 2018, there were 64 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We believe that there are thousands of beneficial owners.

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

Equity Compensation Plans

The following table sets forth information concerning our equity compensation plans (see Note 9 of Notes to Consolidated Financial Statements) as of June 30, 2018:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,824,910	$4.52	871,160 (i)
Equity compensation plans not approved by security holders	—	—	—

Total	1,824,910	$4.52	871,160 (i)

(i) Reduced by the issuance under the equity compensation plans of 1,293,791 restricted stock units (RSU) and restricted (non-vested equity) and non-restricted shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s (“S&P”) Small Cap 600 Index and the Russell 2000 Index if $100 were invested in our common stock and each index on June 30, 2013.

	Period Ending
Index	06/30/13	06/30/14	06/30/15	06/30/16	06/30/17	06/30/18
General Finance Corporation	100.00	204.30	112.26	91.40	110.75	291.40
Russell 2000 Index	100.00	123.64	131.66	122.80	153.01	179.89
S&P SmallCap 600 Index	100.00	125.54	133.97	133.93	164.02	197.65

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2018 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,

	2014	2015	2016	2017	2018

Sales:
Lease inventories and fleet	$116,448	$90,275	$111,439	$95,764	$122,467
Manufactured units	19,647	13,981	6,179	4,895	9,850

	136,095	104,256	117,618	100,659	132,317
Leasing	151,010	199,569	168,233	176,269	214,985

	287,105	303,825	285,851	276,928	347,302

Operating income	40,041	43,043	14,383	19,066	43,699
Other expense, net	(13,272)	(21,301)	(19,860)	(19,938)	(53,485)

Income (loss) before provision for income taxes	26,769	21,742	(5,477)	(872)	(9,786)
Net income (loss)	15,149	13,045	(3,286)	(847)	(9,107)
Net income (loss) attributable to common stockholders	3,904	3,475	(9,025)	(6,620)	(11,964)

Net income (loss) per common share:
Basic	$0.16	$0.13	$(0.35)	$(0.25)	$(0.46)
Diluted	0.15	0.13	(0.35)	(0.25)	(0.46)

Consolidated Balance Sheet Information:

	June 30,
	2014	2015	2016	2017	2018

Trade and other receivables, net	$61,474	$47,641	$38,067	$44,390	$50,525
Inventories	27,402	36,875	34,609	29,648	22,731
Lease fleet, net	396,552	410,985	419,345	427,275	429,388
Total assets	664,915	684,377	673,574	675,314	689,687

Trade payables and accrued liabilities	53,838	37,590	43,476	42,774	50,545
Senior and other debt	299,303	353,940	352,220	355,638	427,218
Total equity	257,885	234,356	224,612	223,248	141,785

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2018 and June 30, 2017. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2018:
Revenues	$76,917	$92,130	$84,421	$93,834
Gross profit	6,699	10,281	7,745	10,601
Operating income	5,647	15,059	10,872	12,121
Net income (loss) (a)	(844)	2,974	(563)	(10,674)
Net income (loss) attributable to common stockholders	(965)	2,052	(1,485)	(11,566)

Net income (loss) per common share:
Basic	$(0.04)	$0.08	$(0.06)	$(0.44)
Diluted	(0.04)	0.08	(0.06)	(0.44)

For the Fiscal Year Ended June 30, 2017:
Revenues	$62,798	$72,327	$68,464	$73,339
Gross profit	6,222	6,795	6,183	6,908
Operating income	3,663	7,097	3,610	4,696
Net income (loss)	(744)	1,370	(1,071)	(402)
Net loss attributable to common stockholders	(2,137)	(639)	(2,079)	(1,765)

Net loss per common share:
Basic	$(0.08)	$(0.02)	$(0.08)	$(0.07)
Diluted	(0.08)	(0.02)	(0.08)	(0.07)

(a) Includes pretax charges of $1,717, $504 and $11,498 in the second, third and fourth quarter, respectively, for the change in valuation of a bifurcated derivative in a convertible note (see Note 5 of Notes to Consolidated Financial Statements).

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of June 30, 2018, our two geographic leasing operations primarily lease and sell their products through 23 customer service centers (“CSCs”) in Australia, 12 CSCs in New Zealand, 57 branch locations in the United States and three branch locations in Canada. At that date, we had 264 and 611 employees and 42,305 and 43,507 lease fleet units in the Asia-Pacific area and North America, respectively.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors comprising the portable services industry.

Our portable storage category is segmented into two products: (1) storage containers, which primarily consist of new and used steel shipping containers under International Organization for Standardization (“ISO”) standards, that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility; and (2) freight containers, which are designed for transport of products either by road and rail and are only offered in our Asia-Pacific territory.

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

Results of Operations

Year Ended June 30, 2018 (“FY 2018”) Compared to Year Ended June 30, 2017 (“FY 2017”)

The following compares our FY 2018 results of operations with our FY 2017 results of operations.

Revenues. Revenues increased by $70.4 million, or 25%, to $347.3 million in FY 2018 from $276.9 million in FY 2017. This consisted of increases of $42.5 million, or 26%, in revenues in our North American leasing operations, $22.9 million increase, or 21%, in revenues in the Asia-Pacific area and $5.0 million, or 102%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of the stronger Australian dollar relative to the U.S. dollar in FY 2018 versus FY 2017 enhanced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2018 was $0.7755 U.S. dollar compared to $0.7541 U.S. dollar during FY 2017. In Australian dollars, total revenues in the Asia-Pacific area increased by 18% in FY 2018 from FY 2017.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $21.6 million, or 15%, in FY 2018 from FY 2017, primarily in the commercial, construction, industrial, oil and gas, services, mining and government sectors, which increased by an aggregate $19.8 million between the periods, offset somewhat by reductions in primarily the education and retail sectors of $1.6 million. At Lone Star, revenues significantly increased by $20.9 million, or 109%, from $19.1 million in FY 2017 to $40.0 million in FY 2018. The revenue increase in the Asia-Pacific area occurred primarily in the utilities, transportation, construction, mining, retail, wholesale and special events sectors, which increased between the periods by an aggregate $26.6 million, and were partially offset by a total decrease of $5.1 million in the oil and gas and industrials sectors.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues, respectively, in FY 2018, compared to 35% and 65% of total non-manufacturing revenues, respectively in FY 2017.

Non-manufacturing sales during FY 2018 amounted to $122.4 million, compared to $95.7 million during FY 2017; representing an increase of $26.7 million, or 28%. This consisted of increases of $18.9 million, or 39%, in sales in the Asia-Pacific area and $7.8 million, or 16%, in our North American leasing operations. The increase in the Asia-Pacific area was comprised of increases of $17.0 million ($4.4 million decrease due to lower unit sales, $19.9 million increase due to higher average prices and a $1.5 million increase due to foreign exchange movements) in the CSC operations and $1.9 million ($0.5 million increase due to higher unit sales, $1.2 million increase due to higher average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in the utilities, transportation, construction, mining and retail sectors, which increased between the periods by $21.0 million and was partially offset by a decrease of $2.9 million in the oil and gas and industrial sectors. FY 2018 included four large sales, one in the transportation sector and three in the utilities sector, totaling approximately $16.1 million (approximately AUS$21.1 million); whereas FY 2017 had two large sales, one each in the energy and transportation sectors, totaling $2.7 million (AUS$3.5 million). In Australian dollars, total sales in the Asia-Pacific area increased by 36% in FY 2018 from FY 2017. In our North American leasing operations, the sales increase in FY 2018 from FY 2017 was primarily in the commercial, construction, oil and gas, services and government sectors, which increased by a total of $7.6 million between the periods; offset somewhat by a decrease of $1.8 million in the education and mining sectors. The increase at Southern Frac was due primarily from sales of portable liquid containment tanks, which increased by 354% in FY 2018 from FY 2017, as sales on all other steel-based products decreased by 16% in FY 2018 from FY 2017.

Leasing revenues totaled $215.0 million in FY 2018, an increase of $38.7 million, or 22%, from $176.3 million in FY 2017. This consisted of increases of $34.7 million, or 30%, in North America and $4.0 million, or 7%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 4% percent in the Asia-Pacific area in FY 2018 from FY 2017.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 71%, respectively, during FY 2018, as compared to 84% and 67%, respectively, in FY 2017. The overall average utilization increased to 82% in FY 2018 from 80% in FY 2017; and the average monthly lease rate of containers was AUS$160 in FY 2018 and AUS$158 in FY 2017. The composite average monthly number of units on lease was over 800 higher in FY 2018, as compared to FY 2017. The leasing revenue increase in the Asia-Pacific area occurred primarily in the construction, mining, industrial, transportation, special events and retail sectors, which increased between the periods by $5.8 million, and was partially offset by a decrease of $2.9 million in the oil and gas sector. FY 2017 included a recovery of $2.2 million (AUS$2.8) million from a lease settlement payment made by a former oil and gas customer.

In our North American leasing operations, average utilization rates were 77%, 83%, 78%, 82% and 84% and average monthly lease rates were $122, $340, $783, $292 and $767 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 75%, 78%, 48%, 78% and 81% and average monthly lease rates were $121, $321, $533, $282 and $774 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2017, respectively. The average composite utilization rate was 78% FY 2018 and 73% in FY 2017, and the composite average monthly number of units on lease was over 4,400 higher in FY 2018 as compared to FY 2017. The increase in leasing revenues between the periods was across the board, but primarily in the oil and gas, commercial, construction, industrial and mining sectors, which increased by $33.3 in FY 2018 from FY 2017. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $13.8 million, or 14%, in FY 2018 from FY 2017.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $19.6 million from $68.2 million during FY 2017 to $87.8 million during FY 2018, and our gross profit percentage from these non-manufacturing sales deteriorated slightly to 28% in FY 2018 from 29% in FY 2017. Cost of sales from our manufactured products totaled $9.2 million in FY 2018, as compared to $6.3 million in FY 2017, resulting in a slight gross profit of $0.7 million in FY 2018 and a gross loss of $1.4 million during FY 2017. The low profitability or loss during both periods was due primarily to the lack of production from our portable liquid containment tanks and other steel-based products. A greater amount of portable liquid containment tanks were sold out of inventory in FY 2018, as compared to FY 2017, and because these units had been written down to net realizable value, the gross profit effect was minimal despite the increase in sales between the periods. In addition, production levels on all other steel-based products decreased by 43% in FY 2018 from FY 2017.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased in the aggregate by $22.9 million from $144.0 million during FY 2017 to $166.9 million during FY 2018. As a percentage of revenues, however, these costs decreased to 48% during FY 2018 from 52% in FY 2017 due to the higher revenues being primarily driven by increases in average units on lease and average lease rates between the periods in both North America and the Asia-Pacific area, without a proportionate increase in infrastructure costs.

Depreciation and Amortization. Depreciation and amortization increased slightly by $0.5 million to $39.8 million in FY 2018 from $39.3 million in FY 2017, substantially all in the Asia-Pacific, which increased by $0.4 million and included the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2018 versus FY 2017. Depreciation and amortization in our North American operations increased by only $0.1 million in FY 2018 from FY 2017.

Interest Expense. Interest expense of $34.0 million in FY 2018 increased by $14.3 million from $19.7 million in FY 2017. In the Asia-Pacific area, the significantly higher interest expense between the periods of $12.1 million was due primarily to a higher weighted-average interest rate of 10.1% (which does not include the effect of translation, interest rate swap contracts and options, the accretion of interest and the amortization of deferred financing costs) in FY 2018 from the 5.0% in FY 2017, higher average borrowings and by a stronger Australian dollar between the periods. In North America, the higher interest expense of $2.2 million between the periods was due primarily to the weighted-average interest rate of 6.2% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2018 being higher than the 5.3% in FY 2017.

Change in Valuation of Bifurcated Derivative. FY 2018 includes a non-cash charge of $13.7 million for the loss on the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note (see Note 5 of Notes to Consolidated Financial Statements).

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.74425 at June 30, 2016, $0.76869 at June 30, 2017 and $0.7411 at June 30, 2018. In FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled $(375,000) and $(39,000), and $(6,138,000) and $(451,000), respectively. In addition, in FY 2017 and FY 2018, net unrealized exchange gains (losses) on forward exchange contracts totaled $(12,000) and $697,000, respectively.

Income Taxes. Our income tax provision for FY 2018, which derived an effective tax rate of 6.9%, was comprised of:

(i) A charge of $0.8 million, primarily as a result of the nondeductible expense of the change in valuation of the bifurcated derivative in the Bison Capital Convertible Note (see Note 5 of Notes to Consolidated Financial Statements);

(ii) As a result of the enactment on December 22, 2017 of the Act, a tax benefit of $1.6 million for, among other things, the re-measurement of approximately $7.0 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $4.8 million for the estimated transition tax on the mandatory repatriation of accumulated foreign earnings and a $0.3 million valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.3 million (see Note 2 of Notes to Consolidated Financial Statements); and

(iii) A net tax charge of $0.1 million for the net of excess tax benefits and forfeitures on equity compensation awards (see Note 2 of Notes to Consolidated Financial Statements).

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

Preferred Stock Dividends. In both FY 2018 and FY 2017, we paid $3.7 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. Noncontrolling interests in the Royal Wolf and, in FY 2017, Southern Frac results of operations were a decrease of $0.8 million to the net loss in FY 2018 and an increase to the net loss of $2.1 million in FY 2017.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $12.0 million in FY 2018 versus a net loss of $6.6 million in FY 2017, an increase of approximately $5.4 million, primarily as a result of the non-cash charge of $13.7 million for the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note and higher interest expense; offset somewhat by higher operating profit in both North America and the Asia-Pacific area.

FY 2017 Compared to Year Ended June 30, 2016 (“FY 2016”)

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

Sales during FY 2017 amounted to $100.6 million, compared to $117.6 million during FY 2016; representing a decrease of $17.0 million, or 14%. This consisted of a $15.4 million decrease, or 24%, in sales in the Asia-Pacific area, a decrease of $0.4 million, or 1%, in our North American leasing operations and a decrease in manufacturing sales of $1.2 million at Southern Frac. The decrease in the Asia-Pacific area was comprised of a decrease of $2.3 million ($2.6 million decrease due to lower unit sales, $1.0 million decrease due to lower average prices and a $1.3 million increase due to foreign exchange movements) in the CSC operations and a decrease of $13.1 million ($9.9 million decrease due to lower unit sales, $3.4 million decrease due to lower average prices and a $0.2 million increase due to foreign exchange movements) in the national accounts group, and occurred primarily in transportation, construction, oil and gas, consumer and moving and storage sectors, which decreased between the periods by $17.3 million; offset somewhat by increases in the mining and industrial sectors totaling $2.5 million. FY 2016 included several low-margin sales in the transportation sector in the Asia-Pacific area totaling approximately $14.0 million (approximately AUS$19.4 million), whereas FY 2017 had two large sales, one each in the energy and transportation sectors, totaling $2.7 million (AUS$3.5 million). In Australian dollars, total sales in the Asia-Pacific area decreased by 27% in FY 2017 from FY 2016. In our North American leasing operations, the sales decrease in FY 2017 from FY 2016 was primarily in the services, construction and oil and gas sectors, which decreased by a total of $9.4 million between the periods; offset somewhat by increases in primarily the commercial, industrial, government and mining sectors, which increased by over $9.0 million. The decrease at Southern Frac was due to the continued low demand for our portable liquid containment tanks caused by soft oil and gas drilling activity, primarily in Texas. Sales at Southern Frac in both periods were primarily from chassis and other steel-based product lines.

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

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was $0.7658 at June 30, 2015, $0.74425 at June 30, 2016 and $0.76869 at June 30, 2017. In FY 2016 and FY 2017, net unrealized and realized foreign exchange gains (losses) totaled $(103,000) and $80,000, and $(375,000) and $39,000, respectively. In addition, in FY 2016 and FY 2017, unrealized exchange losses on forward exchange contracts totaled $367,000 and $12,000, respectively. In FY 2016, we sold our owned real properties in the Asia-Pacific area for a net gain of $109,000.

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

	Year Ended June 30,

	2014	2015	2016	2017	2018

Net income (loss)	$15,149	$13,045	$(3,286)	$(847)	$(9,107)
Add —
Provision (benefit) for income taxes	11,620	8,697	(2,191)	(25)	(679)
Loss on change in valuation of bifurcated derivative in Convertible Note	—	—	—	—	13,719
Foreign exchange and other	1,372	273	309	351	5,887
Interest expense	11,952	21,096	19,648	19,653	33,991
Interest income	(52)	(68)	(97)	(66)	(112)
Depreciation and amortization	27,127	38,571	38,634	40,092	40,335
Impairment of goodwill and trade name	—	—	3,068	—	—
Share-based compensation expense	1,938	2,174	2,388	1,374	3,658
Expenses of postponed public equity offering	—	365	—	—	—
Inventory write-downs and related	—	—	1,630	—	—
Non-recurring severance costs and CEO retirement compensation at Royal Wolf	—	—	727	—	—
Refinancing costs not capitalized	—	—	—	437	—

Adjusted EBITDA	$69,106	$84,153	$60,830	$60,969	$87,692

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $92,637,500 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility initially consisted of a $14,822,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $62,993,500 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $14,822,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. On June 25, 2018, RWH and its subsidiaries amended the Deutsche Bank Credit Facility to increase by approximately $6,784,700 (NZ$10,000,000) the amount that can be borrowed under Facility B. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all the capital stock of the subsidiaries of RWH and matures on November 3, 2020.

Bison Capital Notes

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company (see Note 4 of Notes to consolidated Financial Statements) and to pay all related fees and expenses. The Bison Capital Notes have a maturity of five years and are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH.

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

Reference is made to Notes 3 and 5 of Notes to Consolidated Financial Statements for further discussion of our equity transactions and senior and other debt, respectively, and Note 13 for a discussion of recent developments.

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,

	2016	2017	2018

Net cash provided by operating activities	$48,822	$35,307	$58,775

Net cash used in investing activities	$(35,378)	$(30,722)	$(114,500)

Net cash provided by (used in) financing activities	$(5,577)	$(6,159)	$70,721

Cash Flow for FY 2018 Compared to FY 2017

Operating activities. Our operations provided cash of $58.8 million during FY 2018 versus $35.3 million during FY 2017, an increase in cash of $23.5 million between the periods. Net loss in FY 2018 of $9.1 million was $8.3 million higher than the net loss in FY 2017 of $0.8 million. However, our management of operating assets and liabilities in FY 2018, when compared to FY 2017, increased cash by $11.2 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. Non-cash adjustments relating to depreciation and amortization, including amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note also increased cash between the periods by $4.8 million, from $41.9 million in FY 2017 to $46.7 million in FY 2018; and non-cash share-based compensation of $3.7 million in FY 2018 further increased operating cash flows by $2.3 million, when compared to $1.4 million in FY 2017. In the first quarter of FY 2017 a benefit of $0.7 million was recorded at Royal Wolf, primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 8 of Notes to Consolidated Financial Statements). The non-cash charge of $13.7 million for the change in the valuation of the stand-alone bifurcated derivative in the Convertible Note (see Note 5 of Notes to Consolidated Financial Statements) increased operating cash flow in FY 2018 and, additionally, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased cash by $6.1 million between the periods, from a cash reduction of $0.7 million in FY 2017 to a cash increase of $5.4 million in FY 2018. Somewhat offsetting these increases were the net gain on the sales of lease fleet, which reduced operating cash flows by $8.5 million in FY 2018 and by $3.7 million in FY 2017, a reduction of $4.8 million between the periods; and, additionally, operating cash flows were reduced by non-cash adjustments for deferred income taxes in FY 2018 and FY 2017 of $3.0 million and $1.2 million, respectively.

Investing Activities. Net cash used in investing activities was $114.5 million during FY 2018, as compared to $30.7 million used during FY 2017, resulting in a net increase in the use of cash between the periods of $83.8 million. In FY 2018, we used $73.3 million and $15.1 million of cash to acquire the noncontrolling interest of Royal Wolf and make four business acquisitions in North America, respectively (see Note 4 of Notes to Consolidated Financial Statements). In FY 2017, we made three business acquisitions (two in North America and one in the Asia-Pacific area) for cash of $5.0 million. Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $4.8 million in FY 2018 and $3.7 million in FY 2017, an increase of $1.1 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $21.1 million in FY 2018 as compared to $21.8 million in FY 2017, a slight decrease of $0.7 million. In FY 2018, net capital expenditures of lease fleet were approximately $19.0 million in North America, as compared to $10.7 million in FY 2017, an increase of $8.3 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $2.1 million in FY 2018, versus $11.1 million in FY 2017, a decrease of $9.0 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $70.7 million during FY 2018, as compared to $6.2 million cash used during FY 2017, an increase to cash between the periods of $76.9 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements). Cash of $3.7 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2018 and FY 2017, Royal Wolf paid a capital stock dividend of $1.0 million and $1.9 million, respectively, to the noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements). In FY 2018 and FY 2017, financing activities also included net borrowings and repayments of $89.4 million and $3.3 million, respectively, on existing credit facilities and, in FY 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5.4 million. These financing activities on our existing credit facilities and Senior Notes were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends, manage our operating assets and liabilities and, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Consolidated Financial Statements). In addition, deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $4.0 million in FY 2018 and, in FY 2017, we paid deferred financing costs of $2.8 million primarily for the amendment and extension of our senior secured credit facilities in both North America and the Asia-Pacific area, as well as for the “tack-on” offering of our publicly-traded Senior Notes.

Cash Flow for FY 2017 Compared to FY 2016

Operating activities. Our operations provided cash of $35.7 million during FY 2017 versus providing $48.8 million during FY 2016, a decrease of $13.1 million. While the net loss of $0.8 million in FY 2017 was $2.5 less than the $3.3 million net loss in FY 2016, our management of operating assets and liabilities in FY 2017, when compared to FY 2016, reduced cash by $17.7 million. The primary reason for this was the increase in trade and other receivables and the timing on the satisfaction of trade payables, accrued liabilities and unearned revenues during FY 2017 that, when compared to FY 2016, reduced cash by $21.3 million between the periods. In FY 2017 these operating accounts reduced cash by $7.3 million, whereas in FY 2016 they increased cash by $14.0 million. While historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course, having a more than usual impact this time was our days sales outstanding (“DSO”) in trade receivables in the Asia-Pacific area, which increased to 49 days at June 30, 2017, as compared to 36 days at June 30, 2016, which was an exceptional DSO. The main factors contributing to the increase are the economic climate within Australia, which is being adversely impacted by an apparent lack of business confidence, coupled with our increased activity in the building and construction industry, whose payment profile is usually 60 days. However, we do expect this situation to normalise to a more standard 40 - 45 days in the Asia-Pacific region as a result of, among other things, improved collection efforts and system improvements. In addition, net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, caused a net increase of $0.7 million to operating cash flows in FY 2017 versus a net increase of $0.5 million in FY 2016. Further, non-cash adjustments relating to impairment of goodwill, depreciation, amortization (including amortization of deferred financing costs) and accretion of interest also decreased cash between the periods by $1.8 million, from $43.7 million in FY 2016 to $41.9 million in FY 2017. In FY 2016 operating cash flows increased by $3.1 million as a result of the non-cash addback of the goodwill and trade name impairment charge recognized at Southern Frac. Finally, while operating cash flows were enhanced by non-cash share-based compensation of $1.4 million in FY 2017 and $2.4 million in FY 2016, it resulted in a decrease of $1.0 million between the periods. During the first quarter of FY 2017, a benefit of $0.7 million was recorded at Royal Wolf; primarily for the reversal of expenses recognized for unvested performance grants to key employees under its Long Term Incentive Plan (see Note 9 of Notes to Consolidated Financial Statements). Offsetting these reductions somewhat were the non-cash adjustments of deferred income taxes and gains on the sales of lease fleet, which increased cash from operating activities by $3.0 million and $2.7 million, respectively, in FY 2017 from FY 2016.

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

Asset Management

Receivables and inventories were $50.5 million and $22.7 million at June 30, 2018 and $44.4 million and $29.6 million at June 30, 2017, respectively. At June 30, 2018, DSO in trade receivables were 35 days and 47 days in the Asia-Pacific area and our North American leasing operations, as compared to 49 days and 46 days at June 30, 2017, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $429.4 million at June 30, 2018, as compared to $427.3 million at June 30, 2017. At June 30, 2018, we had 85,812 units (24,037 units in retail operations in Australia, 8,046 units in national account group operations in Australia, 10,222 units in New Zealand, which are considered retail; and 43,507 units in North America) in our lease fleet, as compared to 80,712 units (23,222 units in retail operations in Australia, 8,871 units in national account group operations in Australia, 10,137 units in New Zealand, which are considered retail; and 38,482 units in North America) at June 30, 2017. At those dates, 68,712 units (20,102 units in retail operations in Australia, 5,038 units in national account group operations in Australia, 8,705 units in New Zealand, which are considered retail; and 34,867 units in North America); and 63,321 units (19,554 units in retail operations in Australia, 5,287 units in national account group operations in Australia, 8,930 units in New Zealand, which are considered retail; and 29,550 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 34,507 storage and freight containers and 7,798 portable building containers at June 30, 2018; and 34,625 storage and freight containers and 7,605 portable building containers at June 30, 2017. At those dates, units on lease were comprised of 28,301 storage and freight containers and 5,544 portable building containers; and 28,280 storage and freight containers and 5,491 portable building containers, respectively.

In North America, the lease fleet was comprised of 29,518 storage containers, 4,216 office containers (GLOs), 4,147 portable liquid storage tank containers, 4,447 mobile offices and 1,179 modular units at June 30, 2018; and 25,175 storage containers, 3,552 office containers (GLOs), 4,097 portable liquid storage tank containers, 4,491 mobile offices and 1,167 modular units at June 30, 2017. At those dates, units on lease were comprised of 23,040 storage containers, 3,620 office containers, 3,405 portable liquid storage tank containers, 3,792 mobile offices and 1,010 modular units; 19,296 storage containers, 2,885 office containers, 2,672 portable liquid storage tank containers, 3,732 mobile offices and 965 modular units, respectively.

Contractual Obligations and Commitments

Our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. The table below provides a summary of our contractual obligations and reflects expected payments due as of June 30, 2018 and does not reflect changes that could arise after that date (dollars in thousands).

	Total	Within 1 Year	Within 1 to 2 Years	Within 2 to 3 Years	Within 3 to 4 Years	Within 4 to 5 Years	More than 5 Years

Deutsche Bank Credit Facility	$81,781	$9,263	$4,936	$67,582	$—	$—	$—
Interest payment obligations under the Deutsche Bank Credit Facility (a)	12,170	5,532	5,023	1,615	—	—	—
Bison Capital Notes	82,013	—	—	—	—	82,013	—
Interest payment obligations under the Bison Capital Notes (b)	45,478	10,736	10,736	10,736	10,736	2,534	—
Wells Fargo Credit Facility	183,949	1,500	2,000	2,000	178,449	—	—
Interest payment obligations under the Wells Fargo Credit Facility (c)	37,915	10,427	10,198	9,936	7,354	—	—
Senior Notes	77,390	—	—	—	77,390	—	—
Interest payment obligations under the Senior Notes (d)	19,388	6,288	6,288	6,288	524	—	—
Other (e)	6,652	3,042	2,007	719	194	590	100
Other interest payment obligations (f)	695	349	177	85	53	27	4
Operating leases (g)	45,655	10,311	8,346	6,590	4,880	3,981	11,547

Total	$593,086	$57,448	$49,711	$105,551	$279,580	$89,145	$11,651

(a)

Interest payment obligations under the Deutsche Bank Credit Facility, which are subject to a variable rate, were calculated using a weighted –average rate during the fourth quarter of FY 2018 of 7.17%.

(b)	Interest payment obligations under the Bison Capital Notes were calculated using an effective rate of 13.09%.
(c)

Interest payment obligations under the Wells Fargo Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2018 of 13.091% on the $20,000 FILO Term Loan and 4.823% on the remaining balance.

(d)	Interest payment obligations under the Senior Notes were calculated using the stated rate of 8.125%.
(e)	Includes primarily equipment financing and real estate mortgage.
(f)

Other interest payment obligations were calculated using a weighted –average rate during the fourth quarter of FY 2018 of 6.8% (interest payments subsequent to June 30, 2023 are considered immaterial and are not calculated).

(g)	See Note 10 of Notes to Consolidated Financial Statements.

We estimate the annual distribution requirements with respect to our Series C Preferred Stock and Series B Preferred Stock outstanding at June 30, 2018 to be approximately $3.7 million. Dividends are paid when and if declared by our Board of Directors and accumulate if not paid.

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

We are required to estimate the collectability of our trade receivables. Accordingly, we maintain allowances for doubtful accounts for estimated losses that may result from the inability of our customers to make required payments. On a recurring basis, we evaluate a variety of factors in assessing the ultimate realization of these receivables, including the current credit-worthiness of our customers, days sales outstanding trends, a review of historical collection results and a review of specific past due receivables. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, resulting in decreased operating income. Prior to FY 2016, uncollectible accounts were generally within the range of our expectations; however, in FY 2016 and FY 2017 we incurred more than our historically normal provision and write-offs for bad debts, primarily for customers in the oil and gas sector.

We lease and sell a fleet of storage, portable building, office and portable liquid storage tank containers, modular buildings and mobile offices to our customers. Leases to customers, which have varying terms, generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured, while revenue from the sales of manufactured units are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs. There were no such arrangements in FY 2017 and FY 2018. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.

For the issuances of stock options, we follow the fair value provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. FASB ASC Topic 718 requires recognition of employee share-based compensation expense in the statements of income over the vesting period based on the fair value of the stock option at the grant date. The pricing model we use for determining fair values of the purchase option is the Black-Scholes Pricing Model. Valuations derived from this model are subject to ongoing internal and external verification and review. The model uses market-sourced inputs such as interest rates, market prices and volatilities. Selection of these inputs involves management’s judgment and may impact operating income. In particular, we use a volatility rate based on the performance of our common stock, which yields a higher rate. In addition we use a risk-free interest rate, which is the rate on U.S. Treasury instruments, for a security with a maturity that approximates the estimated remaining expected term of the stock option.

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

We assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. Prior to June 30, 2017, if we did determine that fair value is more likely than not less than the carrying amount, a quantitative two-step impairment test process would be applied. The first step in this quantitative process is a screen for potential impairment where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, then goodwill is not impaired and no further testing is required. If, however, the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then the second step is performed by determining the implied fair value of a reporting unit’s goodwill and comparing it to the carrying value of the goodwill. This would involve allocating the fair value of the reporting unit to its respective assets and liabilities (as if it had been acquired in a separate and individual business combination and the fair value was the price paid to acquire it), with the excess of the fair value over the amounts assigned being the implied fair value of goodwill. If the implied fair value is less than the carrying value of the goodwill, an impairment loss would be recorded for the difference. In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, which removed the requirement for a Step 2 goodwill impairment test and permitted early adoption for interim or annual goodwill impairment tests performed on dates on or after January 1, 2017. We adopted ASU No. 2017-04 effective June 30, 2017 and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. During FY 2016, we determined that qualitative factors in our North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11% of the book value of its net assets, its implied value of goodwill was still greater than its carrying value. However, we determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. Our annual impairment analysis performed at June 30, 2017 and 2018 concluded that the fair value of each of its reporting units was greater than their respective carrying amounts. We base our fair value estimates on assumptions that we believe are reasonable, but are uncertain and subject to changes in market conditions.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related revolving line of credit senior debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangible assets (those assets resulting from acquisitions) for impairment if we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If we determine that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If we determine that fair value is not likely to be less than the carrying amount, then no further testing would be required. We conducted our review at each fiscal yearend, which did not result in an impairment adjustment at June 30, 2017 and 2018, but did result in an impairment write-down at June 30, 2016 of $387,000 to the carrying amount of the trade name recorded at Southern Frac. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which we believe are reasonable, but are uncertain and subject to changes in market conditions.

We have a convertible note which conversion rights are an embedded derivative that requires bifurcation and separate accounting of its fair value as a standalone derivative. We determine the fair value of this bifurcated derivative using a valuation model and market prices and reassess its fair value at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in conformity with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the

Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was effective as of June 30, 2018.

Our independent registered public accounting firm, Crowe LLP, audited our internal control over financial reporting as of June 30, 2018, as stated in their report in the section entitled “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).
2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).
3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).
3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).
3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).
3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).
3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).
3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).
3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).
3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).
3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).
4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).
4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).
4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

Exhibit No.	Exhibit Description
4.5	Form of 8.125% Senior Note due 2021 (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).
10.1	General Finance Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).
10.2	General Finance Corporation 2014 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 17, 2014).
10.3	Amendment to General Finance Corporation 2014 Stock Incentive Plan Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).
10.4	Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Registrant’s Form 8-K filed December 9, 2015).
10.5	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), the Private Bank and Trust Company (the “Private Bank”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, N.A. (“BHI”) and GACP I, L.P. (“Great American” and collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), GFN Realty Company, LLC, (“GFNRC”), Lone Star Tank Rental Inc. (“Lone Star”), Pac-Van, Inc. (“Pac-Van”), Southern Frac, LLC (“Southern Frac”), PV Acquisition Corp., (“PV Acquisition”), GFN Manufacturing Corporation (“GFN Manufacturing”), and GFN North America Corp. (“GFNNA” and collectively with GFNRC, Southern Frac, Lone Star, Pac-Van, PV Acquisition and GFN Manufacturing, the “Credit Parties”) (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).
10.6	Pledge Agreement dated March 24, 2017 by GFN Realty Company, LLC (“GFN Realty”), for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).
10.7	Master Assignment and Assumption Agreement dated March 24, 2017 among Pac-Van, the Lenders, Capital One Business Corp. and HSBC Bank U.S.A. (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).
10.8	Intercreditor Provisions dated March 24, 2017 among the Lenders and the Credit Parties (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).
10.9	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo, East West, CIT, the Private Bank, Key Bank, BHI and Great American (collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), and the Credit Parties (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017).

10.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 24, 2017 among Wells Fargo Bank, East West, CIT, Private Bank, Key Bank, BHI, Great American, GFNRC, Lone Star, Pac-Van and Southern Frac. (Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission) (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017).
10.11	Increase and Joinder Agreement dated as of June 30, 2017 among Wells Fargo Bank, National Association, Associated Bank, N.A., East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC (incorporated by reference to Registrant’s Form 8-K filed July 6, 2017).
10.12	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).
10.13	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).
10.14	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).
10.15	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

Exhibit No.	Exhibit Description
10.16	Amendment No. 7 to Amended and Restated Credit Agreement is dated as of July 31, 2017 among Wells Fargo Bank, National Association, East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., Associated Bank, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC and Guarantor Acknowledgement (incorporated by reference to Registrant’s Form 8-K filed August 1, 2017).
10.17	Waiver of Certain Closing Conditions dated August 17, 2017 by and among Bison Capital Partners V, LP, General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed August 21, 2017).
10.18	Amended and Restated Securities Purchase Agreement dated September 19, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 22, 2017).
10.19	11.9% Secured Senior Convertible Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.20	11.9% Secured Senior Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.21	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.22	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.23	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.24	Pledged Account Agreement dated September 25, 2017 among D.A. Davidson & Co., Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.25	CHESS Sponsorship Deed dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd., Credit Suisse Equities (Australia) Limited and Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.26	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.27	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.28	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.29	Side Letter Deed dated September 25, 2017 among Bison Capital Partners V, L.P., General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.30	Board Observer Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.31	Registration Rights Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).
10.32	Guaranty dated September 25, 2017 by GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

Exhibit No.	Exhibit Description
10.33	Syndicated Facility Agreement dated October 26, 2017 among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed October 27, 2017).
10.34	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).
10.35	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).
10.36	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).
10.37	Securities Purchase Agreement dated July 12, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).
10.38	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).
10.39	Valenta Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018).
10.40	Miller Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018).
10.41	First Amendment and Restatement Deed dated June 25, 2018 among RWH, Royal Wolf Trading Australia Pty Ltd., Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, CSL Fund (PB) Holdings Lux Sarl II, Aiguilles Rouges Lux Sarl II, Core Senior Lending Fund (A-A) Lux SARL II and Core Senior Lending Fund Lux SARL II (incorporated by reference to Registrant’s Form 8-K/A filed June 29, 2018).
10.42	First Amendment to Amended and Restated Purchase Agreement dated June 26, 2018 by and among Bison, GFN, GFNAPH, GFNAPF and GFN U.S. (incorporated by reference to Registrant’s Form 8-K/A filed June 29, 2018).
21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

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

General Finance Corporation

By:	/s/ Jody E. Miller	September 7, 2018
Name: Jody E. Miller Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jody E. Miller	Chief Executive Officer (Principal Executive Officer)	September 7, 2018
Jody E. Miller

/s/ Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 7, 2018
Charles E. Barrantes

/s/ Ronald F. Valenta	Executive Chairman of the Board	September 7, 2018
Ronald F. Valenta

/s/ James B. Roszak	Lead Independent Director	September 7, 2018
James B. Roszak

/s/ Manuel Marrero	Director	September 7, 2018
Manuel Marrero

/s/ Susan L. Harris	Director	September 7, 2018
Susan L. Harris

/s/ Larry D. Tashjian	Director	September 7, 2018
Larry D. Tashjian

/s/ William H. Baribault	Director	September 7, 2018
William H. Baribault

/s/ Douglas B. Trussler	Director	September 7, 2018
Douglas B. Trussler

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

General Finance Corporation

Pasadena, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Finance Corporation (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income/loss, equity, and cash flows for each of the years in the three-year period ended June 30, 2018, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2009.

Sherman Oaks, California

September 7, 2018

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2017	June 30, 2018

Assets
Cash and cash equivalents	$7,792	$21,617
Trade and other receivables, net of allowance for doubtful accounts of $6,387 and $5,687 at June 30, 2017 and June 30, 2018, respectively	44,390	50,525
Inventories	29,648	22,731
Prepaid expenses and other	8,923	8,023
Property, plant and equipment, net	23,388	22,310
Lease fleet, net	427,275	429,388
Goodwill	105,129	109,943
Other intangible assets, net	28,769	25,150

Total assets	$675,314	$689,687

Liabilities
Trade payables and accrued liabilities	$42,774	$50,545
Income taxes payable	—	361
Unearned revenue and advance payments	15,548	19,226
Senior and other debt, net	355,638	427,218
Fair value of bifurcated derivative in Convertible Note	—	15,583
Deferred tax liabilities	38,106	34,969

Total liabilities	452,066	547,902

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2017 and 2018	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 26,611,688 shares issued and outstanding at June 30, 2017 and 27,017,606 at June 30, 2018	3	3

Additional paid-in capital	120,370	139,547

Accumulated other comprehensive loss	(12,355)	(17,091)
Accumulated deficit	(12,972)	(21,278)

Total General Finance Corporation stockholders’ equity	135,146	141,281
Equity of noncontrolling interests	88,102	504

Total equity	223,248	141,785

Total liabilities and equity	$675,314	$689,687

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,

	2016	2017	2018

Revenues
Sales:
Lease inventories and fleet	$111,439	$95,764	$122,467
Manufactured units	6,179	4,895	9,850

	117,618	100,659	132,317
Leasing	168,233	176,269	214,985

	285,851	276,928	347,302

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	82,683	68,215	87,779
Manufactured units	10,063	6,336	9,212
Direct costs of leasing operations	69,134	76,306	89,201
Selling and general expenses	68,697	67,705	77,650
Impairment of goodwill and trade name	3,068	—	—
Depreciation and amortization	37,823	39,300	39,761

Operating income	14,383	19,066	43,699

Interest income	97	66	112
Interest expense (includes cash flow hedge reclassifications from AOCI of an unrealized gain of $1,073 in 2017 and $12 in 2018)	(19,648)	(19,653)	(33,991)
Loss on change in valuation of bifurcated derivative in Convertible Note (Note 5)	—	—	(13,719)
Foreign exchange and other	(309)	(351)	(5,887)

	(19,860)	(19,938)	(53,485)

Loss before benefit for income taxes	(5,477)	(872)	(9,786)

Benefit for income taxes	(2,191)	(25)	(679)

Net loss	(3,286)	(847)	(9,107)

Preferred stock dividends	(3,668)	(3,658)	(3,658)
Noncontrolling interest	(2,071)	(2,115)	801

Net loss attributable to common stockholders	$(9,025)	$(6,620)	$(11,964)

Net loss per common share:
Basic	$(0.35)	$(0.25)	$(0.46)
Diluted	(0.35)	(0.25)	(0.46)

Weighted average shares outstanding:
Basic	26,060,823	26,348,344	26,269,931
Diluted	26,060,823	26,348,344	26,269,931

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,

	2016	2017	2018

Net loss	$(3,286)	$(847)	$(9,107)

Other comprehensive income (loss):

Change in fair value, net of cash flow hedge reclassifications to the statement of operations of an unrealized gain of $1,073 in 2017 and $12 in 2018, and net of income tax effect of $325 and $28 in 2017 and 2018, respectively	406	(222)	(80)

Cumulative translation adjustment	(2,543)	3,814	1,988

Total comprehensive income (loss)	(5,423)	2,745	(7,199)

Allocated to noncontrolling interests	(1,190)	(3,933)	(1,095)

Comprehensive loss allocable to General Finance Corporation stockholders	$(6,613)	$(1,188)	$(8,294)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2015	$40,100	$3	$124,288	$(12,873)	$(4,653)	$146,865	$87,491	$234,356

Share-based compensation	—	—	1,908	—	—	1,908	480	2,388

Preferred stock dividends	—	—	(3,668)	—	—	(3,668)	—	(3,668)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(3,081)	(3,081)
Issuance of 13,000 shares of common stock on exercises of stock options	—	—	40	—	—	40	—	40
Grant of net 196,894 shares of restricted stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(5,357)	(5,357)	2,071	(3,286)
Fair value change in derivative, net of related tax effect	—	—	—	207	—	207	199	406

Cumulative translation adjustment	—	—	—	(1,463)	—	(1,463)	(1,080)	(2,543)

Total comprehensive income (loss)	—	—	—	—	—	(6,613)	1,190	(5,423)

Balance at June 30, 2016	40,100	3	122,568	(14,129)	(10,010)	138,532	86,080	224,612

Share-based compensation	—	—	1,406	—	—	1,406	(32)	1,374

Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,879)	(1,879)
Issuance of 21,500 shares of common stock on exercises of stock options	—	—	54	—	—	54	—	54
Grant of 22,112 shares of common stock	—	—	—	—	—	—	—	—
Grant of net 349,304 shares of restricted stock	—	—	—	—	—	—	—	—

Net income (loss)	—	—	—	—	(2,962)	(2,962)	2,115	(847)
Fair value change in derivative, net of related tax effect	—	—	—	(113)	—	(113)	(109)	(222)

Cumulative translation adjustment	—	—	—	1,887	—	1,887	1,927	3,814

Total comprehensive income (loss)	—	—	—	—	—	(1,188)	3,933	2,745

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$223,248

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Share-based compensation	$—	$—	$3,067	$—	$—	$3,067	$591	$3,658

Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)

Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,038)	(1,038)

Issuance of 237,260 shares of common stock on exercises of stock options	—	—	1,150	—	—	1,150	—	1,150

Grant of net 125,885 shares of restricted stock	—	—	—	—	—	—	—	—

Grant of 42,773 shares of common stock	—	—	—	—	—	—	—	—

Refund from terminated Royal Wolf LTI Plan trust	—	—	338	—	—	338	—	338

Net loss	—	—	—	—	(8,306)	(8,306)	(801)	(9,107)
Fair value change in derivative, net of related tax effect	—	—	—	(141)	—	(141)	61	(80)

Cumulative translation adjustment	—	—	—	153	—	153	1,835	1,988

Total comprehensive income	—	—	—	—	—	(8,294)	1,095	(7,199)

Acquisition of noncontrolling interest in Royal Wolf	—	—	18,280	(4,748)	—	13,532	(88,246)	(74,714)

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,

	2016	2017	2018

Cash flows from operating activities:
Net loss	$(3,286)	$(847)	$(9,107)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(61)	(126)	(2)
Gain on sales of lease fleet	(6,384)	(3,700)	(8,464)
Gain on bargain purchase of businesses	(72)	—	—
Unrealized foreign exchange loss	103	375	6,138
Unrealized loss (gain) on forward exchange contracts	367	12	(697)
Unrealized gain on interest rate swaps	—	(1,073)	(12)
Impairment of goodwill and trade name	3,068	—	—
Change in valuation of bifurcated derivative in Convertible Note	—	—	13,719
Depreciation and amortization	38,634	40,092	40,335
Amortization of deferred financing costs	1,466	1,504	2,293
Accretion of interest	536	316	822
Interest deferred on Senior Term Note	—	—	3,272
Share-based compensation expense	2,388	1,374	3,658
Deferred income taxes	(4,195)	(1,194)	(2,981)
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	9,486	(5,445)	(6,446)
Inventories	4,813	6,253	7,021
Prepaid expenses and other	(1,498)	492	1,170
Trade payables, accrued liabilities and unearned revenues	4,511	(1,843)	6,975
Income taxes	(1,054)	(883)	1,081

Net cash provided by operating activities	48,822	35,307	58,775

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(20,658)	(4,993)	(15,084)
Acquisition of noncontrolling interest in Royal Wolf	—	—	(73,251)
Proceeds from sales of property, plant and equipment	10,609	267	281
Purchases of property, plant and equipment	(4,224)	(3,693)	(4,784)
Proceeds from sales of lease fleet	28,547	24,030	27,481
Purchases of lease fleet	(49,320)	(45,812)	(48,566)
Other intangible assets	(332)	(521)	(577)

Net cash used in investing activities	(35,378)	(30,722)	(114,500)

Cash flows from financing activities:
Repayments of equipment financing activities	(651)	(483)	(512)
Repayment of Credit Suisse Term Loan	—	—	(10,000)
Repayment of ANZ/CBA Credit Facility	—	—	(81,521)
Proceeds from issuance of Bison Notes	—	—	80,000
Proceeds from (repayments of) senior and other debt borrowings, net	1,989	(2,782)	89,942
Proceeds from issuances of 8.125% senior notes	—	5,390	—
Deferred financing costs	(206)	(2,801)	(3,980)
Proceeds from issuances of common stock	40	54	1,150
Dividends and distributions by subsidiaries	(3,081)	(1,879)	(1,038)
Refund from terminated Royal Wolf LTI Plan trust	—	—	338
Preferred stock dividends	(3,668)	(3,658)	(3,658)

Net cash provided by (used in) financing activities	(5,577)	(6,159)	70,721

Net increase (decrease) in cash	7,867	(1,574)	14,996

Cash and equivalents at beginning of period	3,716	9,342	7,792

The effect of foreign currency translation on cash	(2,241)	24	(1,171)

Cash and equivalents at end of period	$9,342	$7,792	$21,617

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$17,519	$18,914	$31,091
Income taxes	4,163	2,479	543

Non-cash investing and financing activities (see Note 4):

The Company included non-cash holdback amounts totaling $1,849, $376 and $1,044 as part of the consideration for business acquisitions during the year ended June 30, 2016, 2017 and 2018, respectively.

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

Unless otherwise indicated, references to “FY 2016,” “FY 2017” and “FY 2018” are to the fiscal years ended June 30, 2016, 2017 and 2018, respectively.

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

	June 30,

	2017	2018

Finished goods	$25,564	$18,971
Work in-process	1,844	1,442
Raw materials	2,240	2,318

	$29,648	$22,731

Derivative Financial Instruments

The Company may use derivative financial instruments to hedge its exposure to foreign currency and interest rate risks arising from operating, financing and investing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments. Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on the remeasurement to fair value on unhedged (or the ineffective portion of hedged) derivative financial instruments is recognized in the statement of operations. Also, as more fully discussed in Note 5, the Company accounts for the fair value of an embedded derivative in a convertible note that required bifurcation.

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,

		2017	2018

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,890	4,893
Transportation and plant equipment (including capital lease assets)	3 — 20 years	39,899	43,078
Furniture, fixtures and office equipment	3 — 10 years	10,683	11,959

		57,640	62,098
Less accumulated depreciation and amortization		(34,252)	(39,788)

		$23,388	$22,310

Capital leases

Leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as capital leases. Other leases are classified as operating leases. A lease asset and a lease liability equal to the present value of the minimum lease payments, or the fair value of the leased item, whichever is the lower, are capitalized and recorded at the inception of the lease. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly to the statement of operations. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Capitalized leased assets as of June 30, 2018 and 2017, include gross costs of $6,660,000 and $4,440,000, and accumulated amortization of $3,247,000 and $2,047,000, resulting in a net book value of $3,413,000 and $2,393,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2017 and 2018, the gross costs of the lease fleet were $534,197,000 and $555,263,000, respectively. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2017 and 2018.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or after January 1, 2017. The Company adopted ASU No. 2017-04 effective June 30, 2017 and any goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

During FY 2016, the Company determined that qualitative factors in its North American leasing and manufacturing operations, pertaining primarily to conditions in the oil and gas market, required an update of the step one impairment analysis for Lone Star and Southern Frac. This updated analysis calculated that even though the excess of the estimated fair value of Lone Star over the carrying value of its invested capital declined to approximately 11% of the book value of its net assets, its implied value of goodwill was still greater than its carrying value. However, the Company determined that the implied value of Southern Frac’s goodwill was less than the carrying value of its goodwill, resulting in an impairment charge of $2,681,000 at March 31, 2016. The Company’s annual impairment assessment at June 30, 2017 and 2018 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable, but are uncertain and subject to changes in market conditions.

The change in the balance of goodwill was as follows (in thousands):

	June 30,

	2016	2017	2018

Beginning of year (a)	$99,344	$102,546	$105,129
Additions to goodwill	6,367	1,673	5,827
Impairment of goodwill	(2,681)	—	—
Other adjustments, primarily foreign translation effect	(484)	910	(1,013)

End of year (b)	$102,546	$105,129	$109,943

(a)	Net of accumulated impairment losses of $13,491 at June 30, 2015, and $16,172 at June 30, 2016 and 2017.
(b)	Net of accumulated impairment losses of $16,172 at June 30, 2016, 2017 and 2018.

Goodwill recorded from domestic acquisitions of businesses under asset purchase agreements is deductible for U.S. federal income tax purposes over 15 years, even though goodwill is not amortized for financial reporting purposes.

Intangible Assets

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtain long-term financing are deferred and amortized over the term of the related revolving line of credit senior debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. Intangible assets consist of the following (in thousands):

	June 30, 2017			June 30, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	47,647	(31,223)	16,424	29,057	(14,150)	14,907
Non-compete agreements	9,622	(6,678)	2,944	9,005	(7,130)	1,875
Deferred financing costs	4,855	(2,250)	2,605	3,522	(1,905)	1,617
Other	4,006	(2,243)	1,763	4,683	(2,965)	1,718

	$71,616	$(42,847)	$28,769	$51,753	$(26,603)	$25,150

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. The Company conducted its review at each yearend, which did not result in an impairment adjustment at June 30, 2017 and 2018, but did result in an impairment write-down at June 30, 2016 of $387,000 to the carrying amount of the trade name recorded at Southern Frac. This write-down is included in the caption “Impairment of goodwill and trade name” in the accompanying consolidated statements of operations. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which the Company believes are reasonable, but are uncertain and subject to changes in market conditions.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2018 is as follows (in thousands):

Year Ending June 30,
2019	$5,488
2020	3,755
2021	2,687
2022	2,134
2023	1,474
Thereafter	4,579

$20,117

The weighted-average remaining useful life of the finite intangible assets was approximately 9.0 years at June 30, 2018.

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2016, FY 2017 and FY 2018 were $1,507,000, $1,586,000 and $1,552,000, respectively.

Revenue Recognition

The Company leases and sells new and used storage, office, building and portable liquid storage tank containers, modular buildings and mobile offices to its customers, as well as providing other ancillary products and services. Leases to customers generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of the lease fleet is generally recognized upon delivery and when collectability is reasonably assured and revenue from the sales of manufactured units are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs. There were no such arrangements in FY 2017 and FY 2018.

Unearned revenue includes end of lease services not yet performed by the Company (such as transport charges for the pick-up of a unit where the actual pick-up has not yet occurred as the unit is still leased), advance rentals and deposit payments.

Advertising

Advertising costs are generally expensed as incurred. Direct-response advertising costs are monitored through call logs and advertising source codes, are capitalized when paid and amortized over the period in which the benefit is derived. However, the amortization period of the prepaid balance never exceeds 12 months. At June 30, 2017 and 2018, prepaid advertising costs were not significant. Advertising costs expensed were approximately $3,284,000, $3,478,000 and $3,834,000 for FY 2016, FY 2017and FY 2018, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $219,000, $172,000 and $483,000 in FY 2016, FY 2017 and FY 2018, respectively. Freight charges billed to customers are recorded as revenue and included in sales.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2014 are subject to examination by the U.S. Internal Revenue Service (“IRS”); and, for U.S. state tax purposes, with few exceptions and depending on the state, periods subsequent to June 30, 2012 are subject to examination by the respective state’s taxation authorities. Periods subsequent to June 30, 2014, June 30, 2013 and June 30, 2011 are subject to examination by the respective taxation authorities in Canada, Australia and New Zealand, respectively. Tax records are required to be kept for five years and seven years in Australia and New Zealand, respectively. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months. The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

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

In accordance with ASC Topic 740, Income Taxes, the Company re-measured its deferred income tax assets and liabilities for, among other things, temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This re-measurement resulted in an estimated benefit of approximately $6,979,000, which was recognized through the provision (benefit) for income taxes in the accompanying consolidated statements of operations. This estimated tax benefit was offset by approximately $4,843,000 for the estimated transition tax and a valuation allowance of $330,000 that was established to offset previously recognized FTC carryforward deferred tax assets that the Company believes will not be realized, and other adjustments totaling approximately $299,000. Both the estimated transition tax and valuation allowance are considered provisional amounts that require further analysis. These provisional amounts are subject to adjustment during a measurement period which should not extend beyond one year from the enactment date of the Act as in accordance with Staff Accounting Bulletin No. 118.

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

	FY 2016	FY 2017	FY 2018

Basic	26,060,823	26,348,344	26,269,931
Dilutive effect of common stock equivalents	—	—	—

Diluted	26,060,823	26,348,344	26,269,931

Potential common stock equivalents totaling 2,183,224, 1,635,025 and 5,475,347 for FY 2016, FY 2017 and FY 2018, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 completes the joint effort by the FASB and IASB to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The ASU 2014-09 revenue recognition model virtually replaces all existing revenue recognition guidance and applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 (as updated by ASU 2015-14 in August 2015, ASU No. 2016-08 in March 2016, ASU No. 10 in April 2016, ASU No. 12 in May 2016 and ASU No. 2016-20 in December 2016) is effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Public and nonpublic entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company will adopt the new revenue standard in the first quarter of its fiscal year ending June 30, 2019 using the modified retrospective adoption method and does not expect the adoption to have a material impact on its consolidated financial statements,.

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance, as updated by ASU No. 2018-01 (January 2018), ASU No. 2018-10 (July 2018) and ASU No. 2018-11 (July 2018), would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During FY 2018, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation and related real estate consulting industry to assist in determining the effect of the new standard as of July 1, 2018. The Company currently has over 120 real estate leases worldwide and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of July 1, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $59.0 million to $68.3 million and that the related liability would be approximately $60.8 million to $70.2 million related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The difference in the ranges is due to the presumed renewal of leases whereby the exercise of the renewal

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

option is twelve months or less from July 1, 2018. The Company will continue to evaluate existing renewal options in excess of one year as to the probability of exercising renewal options and is currently evaluating its equipment and other finance leases and its lessor accounting under the new standard. In addition, the Company is evaluating its proposed transition method in accordance with guidance issued by the FASB in July 2018. The Company will continue this effort in a manner to be appropriately prepared for its implementation on or before July 1, 2019.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718). Under ASU No. 2016-09, all excess tax benefits and tax deficiencies related to equity compensation will be recognized in the income statement as they occur. This will replace the current guidance, which requires tax benefits that exceed compensation cost (windfalls) to be recognized in equity, and tax deficiencies (shortfalls) to be recognized in equity to the extent of previously recognized windfalls. It will also eliminate the need to maintain a “windfall pool,” and will remove the requirement to delay recognizing a windfall until it reduces current taxes payable. ASU No. 2016-09 will also change the cash flow presentation of excess tax benefits, classifying them as operating inflows, consistent with other cash flows related to income taxes. In addition, this ASU allows a policy election to either continue to reduce share-based compensation expense for forfeitures in future periods, or to recognize forfeitures as they occur. The Company implemented ASU No. 2016-09 in FY 2018, elected to recognize forfeitures as they occur and, because it was not significant, recorded the $107,000 tax charge for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited in the accompanying consolidated statement of operations. The tax effect for excess tax benefits and forfeitures in FY 2018 was a tax benefit of $38,000.

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2017 and June 30, 2018, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2017 and 2018, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of June 30, 2018, since issuance, dividends paid or payable totaled $93,000 for the Series B Preferred Stock and dividends paid totaled $18,098,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Noncontrolling Interest of Royal Wolf

    On July 12, 2017, the Company announced that it commenced, through GFNAPH, an off-market takeover offer and entered into a binding takeover bid implementation agreement with the independent directors of RWH to acquire the approximately 49.2 million ordinary (common) shares of RWH not owned by the Company. The takeover offer was for AUS$1.83 per share in cash, less a special dividend declared by RWH of AUS$0.0265 per share (see Note 3), for total purchase consideration to be paid by the Company of AUS$88,712,000 ($70,401,000), or AUS$1.8035 per share. For the takeover offer, the Company used AUS$2,516,000 ($1,997,000) borrowed under its North America senior secured revolving credit facility (see Note 5) and received financing totaling $80,000,000 from Bison Capital Equity Partners V, L.P. and its affiliates (“Bison Capital”), of which $10,000,000 was used for the repayment of the term loan due to Credit Suisse AG, Singapore Branch (“Credit Suisse”) (See Note 5). At September 8, 2017, the closing of the takeover bid offer period, the Company received valid acceptances for approximately 48.1 million shares, which in combination with the 51.2 million RWH shares previously owned by the Company represented approximately 99% of the total shares outstanding. The Company deposited in escrow the entire amount of the purchase consideration required to acquire all 49.2 million of the RWH shares owned by the noncontrolling interest shareholders, with owners of the 48.1 million shares accepting the takeover bid offer paid on or before September 29, 2017, and the remaining 1.1 million shares paid on or around October 31, 2017.

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

On April 6, 2018, the Company, through Pac-Van, purchased the container and storage trailer business of Acorn Storage Trailers, Inc. (“Acorn”) for approximately $812,000, which included a general indemnity and other holdbacks of $125,000. Acorn is located in Bowling Green, Kentucky.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation for the acquisition in FY 2018 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Advantage September 1, 2017	Gauthier December 1, 2017	Lucky’s Lease January 26, 2018	Acorn April 6, 2018	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$390	$—	$—	$390
Inventories	234	444	203	85	966
Property, plant and equipment	55	339	135	32	561
Lease fleet	558	4,216	1,092	341	6,207
Unearned revenue and advance payments	(25)	(237)	(36)	(14)	(312)

Total net tangible assets acquired and liabilities assumed	822	5,152	1,394	444	7,812

Fair value of intangible assets acquired:
Non-compete agreement	56	143	44	130	373
Customer lists/relationships	97	1,085	676	8	1,866
Other	—	250	—	—	250
Goodwill	601	3,741	1,255	230	5,827

Total intangible assets acquired	754	5,219	1,975	368	8,316

Total purchase consideration	$1,576	$10,371	$3,369	$812	$16,128

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

The Company incurred approximately $422,000 during FY 2016, $44,000 during FY 2017 and $163,000 during FY 2018 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $92,637,500 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility initially consisted of a $14,822,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $62,993,500 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $14,822,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. On June 25, 2018, RWH and its subsidiaries amended the Deutsche Bank Credit Facility to increase by approximately $6,784,700 (NZ$10,000,000) the amount that can be borrowed under Facility B. Borrowings bear interest at the rate of 5.0% per annum until delivery of the first compliance certificate and thereafter at the bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all the capital stock of the subsidiaries of RWH and matures on November 3, 2020, at which time an exit fee of up to approximately $1,519,300 (A$2,050,000) is owed depending on the final amounts borrowed. In addition, the Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined.

At June 30, 2018, the Deutsche Bank Credit Facility totaled $79,745,000 (A$107,604,000), net of deferred financing costs of $2,036,000 (A$2,747,000), and availability, including cash at the bank, totaled $31,406,000 (AUS$42,377,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.7411 U.S. dollar and one New Zealand dollar to 0.67847 U.S. dollar at June 30, 2018.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Bison Capital Notes have a maturity of five years and bear interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018. The Bison Capital Notes may be prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance. The Company may elect to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes are payable in Australian dollars, but the principal must be repaid in U.S. dollars. The Bison Capital Notes are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes are subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contains certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must be repaid upon a change of control, as defined. At June 30, 2018, the principal balance of the Senior Term Note was $57,272,000, which includes interest the Company has elected to defer.

Convertible Note

At any time prior to maturity, Bison Capital may convert unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. The Convertible Note also provides that Bison Capital shall not be entitled, and GFN shall not be obligated, to convert the Convertible Note into shares of GFN common stock if such conversion would result in holders of the Convertible Note beneficially owning in excess of 5,200,000 shares of GFN common stock, or approximately 19.5% of the number of shares of GFN common stock outstanding immediately prior to issuance of the Convertible Note. The Convertible Note grants Bison Capital and holders of the Convertible Note a preemptive right to invest in any issuance GFN equity securities, options or warrants to maintain its proportionate interest in GFN common stock, after giving effect to the conversion of the entire Convertible Note. In addition, the Convertible Note includes a provision which requires GFNAPH and GFNAPF to pay Bison Capital, via the payment of principal, interest and the value of GFN common stock received upon conversion of all or a portion of the Convertible Note, a minimum return of 1.75 times the original principal amount. This minimum rate of return will be recorded at $806,000 per year, or $201,500 per quarter, as an accretion in the accompanying consolidated statements of operations. The Convertible Note must also be repaid upon a change of control, as defined. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received from conversion of the Convertible Note, then 50% of the interest accrued and actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH or GFNAPF in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holder may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note. As a result, the Company separately accounts for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determines the fair value of the bifurcated derivative using a valuation model and market prices and reassesses its fair value at the end of each reporting period or more frequently as deemed necessary, with any changes in value reported in the accompanying consolidated statements of operations. At June 30, 2018, the fair value of this bifurcated derivative was $15,583,000 (using, among other things, the Company’s market price for its common stock of $13.55 per share at June 30, 2018, and assumptions of a risk-free interest rate of 2.22%, an expected volatility of 25% on the company’s assets and no expected dividend) and the principal balance of the Convertible Note was $24,741,000, which includes accretion for the minimum rate of return.

At June 30, 2018, the Bison Capital Notes totaled $81,048,000, net of deferred financing costs of $965,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan within the Wells Fargo Credit Facility bears interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At June 30, 2018, borrowings and availability under the Wells Fargo Credit Facility totaled $183,949,000 and $46,424,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes

    On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,319,000 and $75,824,000, net of unamortized debt issuance costs of $2,071,000 and $1,566,000, at June 30, 2017 and 2018, respectively).

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

    The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. The Company has not redeemed any of its Senior Notes.

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

Other

At June 30, 2018, equipment financing and other debt totaled $6,652,000.

The Company was in compliance with the financial covenants under all its credit facilities as of June 30, 2018.

The weighted-average interest rate in the Asia-Pacific area was 5.4%, 5.0% and 10.1% in FY 2016, FY 2017 and FY 2018, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 4.9%, 5.3% and 6.2% in FY 2016, FY 2017 and FY 2018, respectively, which does not include the effect of the amortization of deferred financing costs and accretion.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior and other debt consisted of the following at June 30, 2017 and 2018 (in thousands):

	June 30,

	2017	2018

ANZ/CBA Credit Facility	$81,051	$—
Deutsche Bank Credit Facility	—	79,745
Bison Capital Notes	—	81,048
Wells Fargo Credit Facility	180,946	183,949
Credit Suisse Term Loan	9,920	—
Senior Notes	75,319	75,824
Equipment Financing and Other	8,402	6,652

	$355,638	$427,218

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2018 were as follows (in thousands):

Year Ending June 30,
2019	$13,805
2020	8,943
2021	70,301
2022	256,033	(a)
2023	82,603
Thereafter	100

	431,785
Less – deferred financing costs	(4,567)

	$427,218

(a) Wells Fargo Credit Facility is reflected as maturing on March 24, 2022.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2017	June 30, 2018

Swap Contracts	Trade payables and accrued liabilities	$96	$223

Forward-Exchange Contracts	Trade and other receivables	—	298

Forward-Exchange Contracts	Trade payables and accrued liabilities	299	—

Bifurcated Derivative	Fair value of bifurcated derivative in Convertible Note	—	15,583

Type of Derivative Contract	Statement of Operations Classification	FY 2016	FY 2017	FY 2018

Swap Contracts	Unrealized gain included in interest expense	$—	$1,073	$12

Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss)	(367)	(12)	697

Bifurcated Derivative	Loss on change in valuation of bifurcated derivative in Convertible Note	—	—	13,719

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In FY 2017, the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and, in FY 2018, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In FY 2018, the Company recorded in interest expense an unrealized gain of $12,000 for the portion considered ineffective.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2017 and 2018, the open interest rate swap contracts were as follows (dollars in thousands):

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	June 30,

	2017	2018
Notional amounts	$30,748	$37,055
Fixed/Strike Rates	2.0025% - 2.2900%	7.414%
Floating Rates	1.6650%	7.16%
Fair Value of Combined Contracts	$(96)	$(223)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2017, there were 16 open forward exchange contracts that mature between July 2017 and December 2017; and as of June 30, 2018, there were 32 open forward exchange that mature between July 2018 and November 2018, as follows (dollars in thousands):

	June 30,	June 30,

	2017	2018
Notional amounts	$7,687	$8,950
Exchange/Strike Rates (AUD to USD)	0.69304 – 0.75650	0.68142 – 0.80004
Fair Value of Combined Contracts	$(299)	$298

In FY 2016, FY 2017 and FY 2018, net unrealized and realized foreign exchange gains (losses) totaled$(103,000) and $80,000, $(375,000) and $(39,000) and $(6,138,00) and $(451,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2017 and 2018 was determined to be approximately $347,236,000 and $423,029,000, respectively. The Company also determined that the fair value of its equipment financing and other debt of $8,402,000 and $6,652,000 at June 30, 2017 and 2018, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% of consolidated revenues or trade receivables during and at the periods presented. However, in our North American leasing operations a significant portion of the business activity are with companies in the construction and energy (oil and gas and mining) industries. Revenues from the construction industry totaled $42,510,000 in FY 2016; and revenues and receivables from the construction industry totaled $40,739,000 and $5,521,000 during FY 2017 and at June 30, 2017, respectively; and $44,427,000 and $6,298,000 during FY 2018 and at June 30, 2018, respectively. Revenues of $29,913,000, $24,964,000 and $49,053,000 during FY 2016, FY 2017and FY 2018, respectively; and receivables of $6,568,000 and $11,869,000 at June 30, 2017 and 2018, respectively, were from the energy industry.

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not typically significant; however, in FY 2016 the Company has provided more than historically normal provision and write-offs for bad debts, primarily for customers in the energy sector. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $5,570,000 and $3,357,000, $2,529,000 and $5,060,000, and $1,850,000 and $2,570,000 for FY 2016, FY 2017 and FY 2018, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2017 and FY 2018 was $42,000 and $20,000, respectively. There was no translation gain or loss in FY 2016.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	FY 2016	FY 2017	FY 2018

North America	$(13,607)	$(8,234)	$11,739
Asia-Pacific	8,130	7,362	(21,525)

	$(5,477)	$(872)	$(9,786)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consisted of the following (in thousands):

	FY 2016	FY 2017	FY 2018

Current:
U.S. Federal	$—	$—	$—
State	203	172	481
Foreign	1,842	703	1,925

	2,045	875	2,406

Deferred:
U.S. Federal	(4,364)	(3,351)	(1,323)
State	(39)	(120)	844
Foreign	167	2,571	(2,606)

	(4,236)	(900)	(3,085)

	$(2,191)	$(25)	$(679)

The components of the net deferred tax liability are as follows (in thousands):

	June 30,

	2017	2018

Deferred tax assets:
Net operating loss and tax credit carryforwards	$40,310	$21,094
Accrued compensation and other benefits	2,867	3,025
Allowance for doubtful accounts	1,846	1,314
Deferred revenue and expenses	0	4,252

Total deferred tax assets	45,023	29,685

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(82,214)	(64,324)
Deferred revenue and expenses	(915)	—

Total deferred tax liabilities	(83,129)	(64,324)

Valuation allowance	—	(330)

Net deferred tax liabilities	$(38,106)	$(34,969)

At June 30, 2018, the Company had a U.S. federal net operating loss carryforward of $89,960,000, which expires if unused during fiscal years 2021 – 2038, and state net operating loss carryforwards of $29,792,000, which will begin expiring in fiscal year 2019. As a result of transactions of its publicly-held common stock, it is possible to have a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. The Company has determined that, as of June 30, 2018, there was not a significant limitation from any such ownership changes. However, as a result of the stock ownership change in the Pac-Van acquisition in October 2008, the available deduction of the net operating loss carryforward of $17,611,000 is generally limited to approximately $2,400,000 on a yearly basis until the fiscal year 2022.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For income tax purposes, deductible compensation related to non-qualified stock option awards is based on the value of the award when realized, which may be different than the compensation expense recognized in the consolidated financial statements, which is based on the award value on the date of grant. The difference between the value of the award upon grant and the value of the award when ultimately realized creates either additional tax benefits or a tax shortfall. Prior to July 1, 2017, tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards would have been recognized as increases to additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available. Tax shortfalls, which would occur when the tax deduction for share-based awards is less than the compensation cost recognized, would have been recorded as a reduction to additional paid in capital to the extent that, cumulatively, the shortfalls do not exceed the cumulative excess tax benefits recognized (including excess tax benefits not yet recognized in additional paid in capital). Should cumulative tax shortfalls have exceeded cumulative excess tax benefits, the difference would have been reflected as additional tax expense in the consolidated financial statements. The Company did not recognize excess tax benefits in FY 2016 or FY 2017 because it has not paid U.S. federal income taxes in those years. Effective July 1, 2017, the difference between the deductible compensation related to share-based awards based on the value of the award when realized and the compensation expense recognized in the consolidated financial statements based on the award value on the date of grant is recognized upon realization as an additional tax expense or benefit in the consolidated statements of operations.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. No valuation allowance had been determined to be required as of June 30, 2017. As of June 30, 2018, the Company recorded a valuation allowance of $330,000 for foreign tax credit carryforwards that it believes will not be realized.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	FY 2016	FY 2017	FY 2018

Federal statutory rate	35.0%	35.0%	28.0%
Adjustment to estimated state deferred tax liability, net of U.S. federal tax benefit (a)	—	(34.1)	—
Change in valuation of bifurcated derivative in Convertible Note	—	—	(42.7)
State and Asia-Pacific taxes, net of U.S. federal tax benefit	5.0	(2.1)	6.0
Adjustment of net deferred tax liability for enacted tax rate change by the Act	—	—	18.8
Adjustment for previously unrecognized net tax deficiency related to equity compensation activity prior to July 1, 2017	—	—	(1.1)
Net tax benefit related to equity compensation activity	—	—	0.4
Valuation allowance	—	—	(3.4)
Other	—	4.1	0.9

Effective tax rate	40.0%	2.9%	6.9%

(a) Adjustment for estimated state taxes of $297,000.

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $110,000 in FY 2016, $113,000 in FY 2017 and $112,000 in FY 2018.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $118,000 in FY 2016, $124,000 in FY 2017 and $131,000 in FY 2018.

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

There have been no grants or awards of stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At June 30, 2018, 871,160 shares remained available for grant.

On June 8, 2016 (the “June 2016 Grant”), ”), the Company granted time-based options to 21 key employees of GFN, Pac-Van, Lone Star and Southern Frac to purchase 106,700 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $4.11 per share. The options under the June 2016 Grant vest over 36 months from the date of grant. The weighted-average fair value of the stock options in the June 2016 Grant was $2.87, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.47%, an expected life of 7.5 years, an expected volatility of 72.9% and no expected dividend.

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

In FY 2018, the weighted-average fair value of the stock options granted to officers and key employees was $3.60. Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2018, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2016, FY 2017 and FY 2018 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2015	2,110,191	$5.35
Granted	106,700	4.11
Exercised	(13,000)	3.09
Forfeited or expired	(20,667)	6.05

Outstanding at June 30, 2016	2,183,224	$5.30	4.6

Exercisable at June 30, 2016	1,852,190	$5.24	3.8

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2016	2,183,224	$5.30
Granted	225,000	5.10
Exercised	(21,500)	2.50
Forfeited or expired	(325,667)	7.75

Outstanding at June 30, 2017	2,061,057	$4.92	4.9

Exercisable at June 30, 2017	1,632,256	$4.78	3.8

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2017	2,061,057	$4.92
Granted	306,280	6.49
Exercised	(237,260)	4.85
Forfeited or expired	(305,167)	8.96

Outstanding at June 30, 2018	1,824,910	$4.52	5.8

Vested and expected to vest at June 30, 2018	1,824,910	$4.52	5.8

Exercisable at June 30, 2018	1,333,564	$4.01	4.5

At June 30, 2018, outstanding time-based options and performance-based options totaled 1,227,790 and 597,120, respectively. Also at that date, the Company’s market price for its common stock was $13.55 per share, which was above the exercise prices of all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $16,716,000. Share-based compensation of $8,192,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2018. At that date, there remains $1,405,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.7 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2015	293,983	$6.18	—	$—
Granted	263,007	4.10	—	—
Vested	(117,370)	6.10	—	—
Forfeited	(66,113)	9.25	—	—

Nonvested at June 30, 2016	373,507	4.20	—	—
Granted	349,304	4.10	—	—
Vested	(242,501)	6.10	—	—
Forfeited	—	—	—	—

Nonvested at June 30, 2017	480,310	4.54	—	—
Granted	125,885	9.69	211,763	7.15
Vested	(226,345)	4.42	—	—
Forfeited	—	—	—	—

Nonvested at June 30, 2018	379,850	$6.32	211,763	$7.15

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-based compensation of $3,176,000 and $252,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2018. At that date, there remains $1,235,000 and $1,262,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.29 year – 2.95 years and 2.00 years, respectively, for the restricted stock and RSU.

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

With the Company’s acquisition of the noncontrolling interest of Royal Wolf (see Note 4), the LTI Plan was terminated in September 2017 and the RWH Board determined that 582,370 performance rights were deemed vested, resulting in payments totaling A$1,066,000 ($835,000) to participants. At the date of its termination, Royal Wolf had granted, net of forfeitures, 2,582,723 performance rights to key management personnel under the LTI Plan. Also, through the date of termination, 677,953 of the performance rights had been converted into RWH capital stock through purchases in the open market. In FY 2016, FY 2017 and FY 2018, share-based compensation of $959,000, $(74,000) and $1,207,000, respectively, related to the LTI Plan had been recognized in the consolidated statements of operations, with a corresponding benefit to equity. In addition, in FY 2018, $338,000 (A$458,000) was refunded back to Royal Wolf by the trust established to make the open market purchases of RWH shares reserved for grant under the LTI Plan. This refund was recorded as a benefit to equity.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases primarily facilities and office equipment under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases. Non-cancellable operating lease rentals at June 30, 2018 are payable as follows (in thousands):

Year Ending June 30,
2019	$10,311
2020	8,346
2021	6,590
2022	4,880
2023	3,981
Thereafter	11,547

$45,655

Rental expense on non-cancellable operating leases was $10,382,000, $11,911,000 and $13,004,000 in FY 2016, FY 2017 and FY 2018, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2018 are as follows (in thousands):

Year Ending June 30,
2019	$18,276
2020	4,065
2021	1,532
2022	866
2023	119
Thereafter	45

$24,903

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2017 and June 30, 2018, reported liability totaled $129,000 and $691,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

Other Matters

The Company is not involved in any material lawsuits or claims arising out of the normal course of business. The nature of its business is such that disputes can occasionally arise with employees, vendors (including suppliers and subcontractors) and customers over warranties, contract specifications and contract interpretations among other things. The Company assesses these matters on a case-by-case basis as they arise. Reserves are established, as required, based on its assessment of its exposure. The Company has insurance policies to cover property and workers compensation related claims. In the opinion of management, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,

	2017	2018

Trade payables	$21,810	$23,142
Checks written in excess of bank balance	1,660	1,295
Payroll and related	9,207	11,012
Taxes, other than income	1,812	1,820
Fair value of interest swap and forward currency exchange contacts	395	223
Accrued interest	1,841	4,005
Deferred consideration	1,956	2,568
Self-insured reported liability	129	691
Other accruals	3,964	5,789

	$42,774	$50,545

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

	FY 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$55,438	$20	$55,458	$13,565	$(3,715)	$65,308	$67,009	$132,317

Leasing	112,027	39,960	151,987	-	(1,132)	150,855	64,130	214,985

	$167,465	$39,980	$207,445	$13,565	$(4,847)	$216,163	$131,139	$347,302

Share-based compensation	$309	$41	$350	$46	$1,749	$2,145	$1,513	$3,658

Depreciation and amortization	$14,233	$9,161	$23,394	$574	$(731)	$23,237	$17,098	$40,335

Operating income	$28,689	$8,798	$37,487	$(351)	$(6,709)	$30,427	$13,272	$43,699

Interest income	$-	$-	$-	$-	$9	$9	$103	$112

Interest expense	$9,172	$1,770	$10,942	$384	$7,291	$18,617	$15,374	$33,991

Additions to long-lived assets	$33,628	$3,326	$36,954	$131	$(334)	$36,751	$16,599	$53,350

	At June 30, 2018

Long-lived assets	$264,651	$49,352	$314,003	$2,083	$(10,099)	$305,987	$145,711	$451,698

Goodwill	$61,693	$20,782	$82,475	$-	$-	$82,475	$27,468	$109,943

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $1,951,000, $2,049,000 and $3,715,000 during FY 2016, FY 2017 and FY 2018, respectively; and intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $1,000,000 during FY 2018.

Note 13. Subsequent Events

On July 2, 2018, the Company, through Royal Wolf, purchased the container business of Spacewise (N.Z.) Limited (“Spacewise NZ”), for approximately $7,396,000 (NZ$10,901,000) which included holdback and other adjustment amounts totaling approximately $625,000 (NZ$921,000). Spacewise operates from eight major locations in New Zealand.

On July 13, 2018, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2018 through July 30, 2018, and payable on July 31, 2018 to holders of record as of July 30, 2018.

On August 9, 2018, the Company, through Pac-Van, purchased the container and trailer business of Delmarva Trailer Sales and Rentals, Inc. (“Delmarva”) for approximately $470,000, which included a general indemnity and other adjustments of $157,000. Delmarva is located in Elkridge (Baltimore/D.C. area), Maryland.

On September 6, 2018, the Company elected to force the conversion of the aggregate $26,000,000 principal balance of the Convertible Note into shares of GFN common stock (see Note 5).

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2017	2018
	(in thousands)
Cash and cash equivalents	$3,944	$89
Property and equipment, net	20	14
Other assets	13,597	19,489
Investment and intercompany accounts	205,048	200,294

Total Assets	$222,609	$219,886

Accounts payable, accrued and other liabilities	$2,224	$2,781
Senior and other debt	85,239	75,824
General Finance Corporation stockholders’ equity	135,146	141,281

Total Liabilities and Stockholders’ Equity	$222,609	$219,886

S-1

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2016	2017	2018
	(in thousands)
General and administrative expenses	$6,030	$5,501	$7,058

Equity in earnings (losses) of subsidiaries	(11,842)	(8,568)	(16,886)
Intercompany income	14,959	13,806	16,138
Interest expense	(7,473)	(7,325)	(7,291)
Other income, net	5	21	7

	(4,351)	(2,066)	(8,032)

Loss before income taxes	(10,381)	(7,567)	(15,090)
Income tax benefit	(5,024)	(4,605)	(6,784)

Net loss attributable to stockholders	(5,357)	(2,962)	(8,306)
Preferred stock dividends	3,668	3,658	3,658

Net loss attributable to common stockholders	$(9,025)	$(6,620)	$(11,964)

S-2

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2016	2017	2018
	(in thousands)
Cash flows from operating activities:
Net loss attributable to stockholders	$(5,357)	$(2,962)	$(8,306)
Equity in (earnings) losses of subsidiaries	11,842	8,568	16,886
Depreciation and amortization	687	593	623
Share-based compensation expense	933	1,012	1,749
Deferred income taxes	(5,024)	(4,605)	(6,784)
Changes in operating assets and liabilities	(1,487)	418	1,950

Net cash provided by operating activities	1,594	3,024	6,118

Cash flows from investing activities:
Purchases of property and equipment	(9)	(21)	(5)
Other intangible assets	—	(50)	—

Net cash used in investing activities	(9)	(71)	(5)

Cash flows from financing activities:
Repayments of senior and other debt borrowings	(5,000)	—	(10,000)
Proceeds from issuances of senior notes	—	5,390	—
Deferred financing costs	(134)	(477)	(31)
Proceeds from issuances of common stock	40	54	1,150
Preferred stock dividends	(3,668)	(3,658)	(3,658)
Intercompany transfers	10,305	(3,760)	2,571

Net cash provided by (used in) financing activities	1,543	(2,451)	(9,968)

Net increase (decrease) in cash	3,128	502	(3,855)

Cash at beginning of period	314	3,442	3,944

Cash at end of period	$3,442	$3,944	$89

S-3