Form 10-Q
period 2018-09-30
General Finance CORP
filed 2018-11-06
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Yes     ☐            No     ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,282,966 shares outstanding as of November 2, 2018.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	September 30, 2018

Assets
Cash and cash equivalents	$21,617	$9,542
Trade and other receivables, net of allowance for doubtful accounts of $5,687 and $5,666 at June 30, 2018 and September 30, 2018, respectively	50,525	54,794
Inventories	22,731	38,530
Prepaid expenses and other	8,023	10,954
Property, plant and equipment, net	22,310	22,241
Lease fleet, net	429,388	437,655
Goodwill	109,943	110,008
Other intangible assets, net	25,150	24,578

Total assets	$689,687	$708,302

Liabilities
Trade payables and accrued liabilities	$50,545	$58,417
Income taxes payable	361	—
Unearned revenue and advance payments	19,226	20,844
Senior and other debt, net	427,218	406,122
Fair value of bifurcated derivatives in Convertible Note	15,583	7,579
Deferred tax liabilities	34,969	36,496

Total liabilities	547,902	529,458

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2018 and September 30, 2018	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 27,017,606 shares issued and outstanding at June 30, 2018 and 30,243,872 at September 30, 2018	3	3

Additional paid-in capital	139,547	175,525

Accumulated other comprehensive loss	(17,091)	(16,764)
Accumulated deficit	(21,278)	(20,524)

Total General Finance Corporation stockholders’ equity	141,281	178,340
Equity of noncontrolling interests	504	504

Total equity	141,785	178,844

Total liabilities and equity	$689,687	$708,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2017	2018

Revenues
Sales:
Lease inventories and fleet	$25,382	$35,636
Manufactured units	1,903	3,838

	27,285	39,474
Leasing	49,632	58,318

	76,917	97,792

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	18,410	26,821
Manufactured units	2,176	3,098
Direct costs of leasing operations	21,055	22,354
Selling and general expenses	19,503	19,313
Depreciation and amortization	10,126	10,001

Operating income	5,647	16,205

Interest income	15	48
Interest expense (includes cash flow hedge reclassification from AOCI of an unrealized gain of $3 in the quarter ended September 30, 2017)	(5,822)	(8,625)
Loss on change in valuation of bifurcated derivatives in Convertible Note (Note 5)	—	(3,448)
Foreign exchange and other	(1,202)	(1,511)

	(7,009)	(13,536)

Income (loss) before income taxes	(1,362)	2,669

Provision (benefit) for income taxes	(518)	1,915

Net income (loss)	(844)	754

Preferred stock dividends	(922)	(922)

Noncontrolling interests	801	—

Net loss attributable to common stockholders	$(965)	$(168)

Net loss per common share:
Basic	$(0.04)	$(0.01)
Diluted	(0.04)	(0.01)

Weighted average shares outstanding:
Basic	26,611,688	27,391,220
Diluted	26,611,688	27,391,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2017	2018

Net income (loss)	$(844)	$754

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of cash flow hedge reclassification to the statement of operations of an unrealized gain of $3 in the quarter ended September 30, 2017, and net of income tax effect of $38 and $41 in the quarter ended September 30, 2017 and 2018, respectively	125	(14)

Cumulative translation adjustment	3,878	341

Total comprehensive income	3,159	1,081

Allocated to noncontrolling interests	(1,095)	—

Comprehensive income allocable to General Finance Corporation stockholders	$2,064	$1,081

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785
Share-based compensation	—	—	678	—	—	678	—	678
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Issuance of 101,369 shares of common stock on exercises of stock options	—	—	634	—	—	634	—	634
Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—
Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	35,588	—	—	35,588	—	35,588
Net income	—	—	—	—	754	754	—	754
Fair value change in derivative, net of related tax effect	—	—	—	(14)	—	(14)	—	(14)
Cumulative translation adjustment	—	—	—	341	—	341	—	341

Total comprehensive income	—	—	—	—	—	1,081	—	1,081

Balance at September 30, 2018	$40,100	$3	$175,525	$(16,764)	$(20,524)	$178,340	$504	$178,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Quarter Ended September 30,
	2017	2018

Net cash provided by operating activities (Note 10)	$4,663	$3,983

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,421)	(11,134)
Acquisition of the noncontrolling interest in Royal Wolf	(73,217)	—
Proceeds from sales of property, plant and equipment	12	122
Purchases of property, plant and equipment	(1,273)	(824)
Proceeds from sales of lease fleet	7,012	7,103
Purchases of lease fleet	(11,138)	(13,033)
Other intangible assets	(16)	(17)

Net cash used in investing activities	(80,041)	(17,783)

Cash flows from financing activities:
Repayments of equipment financing activities	(96)	(69)
Repayment of Credit Suisse Term Loan	(10,000)	—
Proceeds from issuance of Bison Capital Notes	80,000	—
Proceeds from (repayments of) senior and other debt borrowings, net	10,167	2,813
Deferred financing costs	(1,216)	(16)
Proceeds from issuances of common stock	—	634
Dividends and distributions by subsidiaries	(1,038)	—
Preferred stock dividends	(922)	(922)

Net cash provided by financing activities	76,895	2,440

Net increase (decrease) in cash	1,517	(11,360)

Cash and equivalents at beginning of period	7,792	21,617

The effect of foreign currency translation on cash	918	(715)

Cash and equivalents at end of period	$10,227	$9,542

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $155 and $1,129 as part of the consideration for business acquisitions during the quarter ended September 30, 2017 and 2018, respectively (see Note 4).

On September 10, 2018, the Company forced the conversion of the aggregate $26,000,000 principal balance of the Convertible Note into 3,058,824 shares of GFN common stock (see Note 5).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2018 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2019. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2018” and “FY 2019” are to the quarter ended September 30, 2017 and 2018, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	September 30,

	2018	2018

Finished goods	$18,971	$34,373
Work in progress	1,442	1,471
Raw materials	2,318	2,686

	$22,731	$38,530

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,

		2018	2018

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including capital lease assets)	3 — 20 years	43,078	43,886
Furniture, fixtures and office equipment	3 — 10 years	11,959	12,320

		62,098	63,267
Less accumulated depreciation and amortization		(39,788)	(41,026)

		$22,310	$22,241

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2018 and September 30, 2018, the gross costs of the lease fleet were $555,263,000 and $567,230,000, respectively.

Goodwill and Other Intangible Assets

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. The Company operates two reportable geographic areas and the vast majority of goodwill recorded was in the acquisitions of Royal Wolf, Pac-Van, Southern Frac and Lone Star. The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. The Company’s annual impairment assessment at June 30, 2018 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2018			September 30, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	29,057	(14,150)	14,907	30,141	(14,910)	15,231
Non-compete agreements	9,005	(7,130)	1,875	8,748	(7,159)	1,589
Deferred financing costs	3,522	(1,905)	1,617	3,522	(2,013)	1,509
Other	4,683	(2,965)	1,718	4,288	(3,072)	1,216

	$51,753	$(26,603)	$25,150	$52,185	$(27,607)	$24,578

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

	Quarter Ended September 30,

	2017	2018

Basic	26,611,688	27,391,220
Dilutive effect of common stock equivalents	—	—

Diluted	26,611,688	27,391,220

Potential common stock equivalents totaling 1,807,476 and 2,240,081 for FY 2018 and FY 2019, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Revenue from Contracts with Customers

The Company leases and sells new and used storage, office, building and portable liquid storage tank containers, modular buildings and mobile offices to its customers, as well as provides other ancillary products and services. The Company recognizes revenue in accordance with two accounting standards. The portions of the Company’s revenues that arise from lease arrangements are accounted for in accordance with Topic 840, Leases. Revenues determined to be non-lease related are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted by the Company under the modified retrospective method at July 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements, nor was there a significant cumulative effect of initially applying the new standard.

Our portable storage and modular space rental customers are generally billed in advance for services, which generally includes fleet pickup. Liquid containment rental customers are typically billed in arrears monthly and sales transactions are generally billed upon transfer of the sold items. Payments from customers are generally due upon receipt or 30-day payment terms. Specific customers have extended terms for payment, but no terms are greater than one year from the invoice date.

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 840. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total rental-related services amount related to Topic 606 recognized during FY 2019 and FY 2018 was $12,893,000 and $10,930,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 840. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Rental contracts are based on a monthly rate for our portable storage and modular space fleet and a daily rate for our liquid containment fleet. Rental revenue is recognized ratably over the rental period. The rental continues until the end of the initial term of the lease or when cancelled by the customer or the Company. If equipment is returned prior to the end of the contractual lease period, customers are typically billed a cancellation fee, which is recorded as rental revenue in the period billed. Customers may utilize our equipment transportation services and other on-site services in conjunction with the rental of equipment, but are not required to do so. Given the short duration of these services, equipment transportation services and other on-site services revenue of a rented unit is recognized in leasing revenue upon completion of the service.

Non-Lease Revenue

Non-lease revenues consist primarily of the sale of new and used units, and to a lesser extent, sales of manufactured units are all accounted for under Topic 606. Sales contracts generally have a single performance obligation that is satisfied at the time of delivery, which is the point in time control over the unit transfers and the Company is entitled to consideration due under the contract with its customer.

Contract Costs and Liabilities

The Company incurs commission costs to obtain rental contracts and for sales of new and used units. We expect the period benefitted by each commission to be less than one year. Therefore, we have applied the practical expedient for incremental costs of obtaining a contract and expense commissions as incurred.

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of September 30, 2018 and June 30, 2018, we had approximately $20,844,000 and $19,226,000, respectively, of unearned rental revenue included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. Rental revenues of $7,224,000, which were included in the unearned rental revenue balance at June 30, 2018, were recognized during FY 2019. We expect to perform the remaining performance obligations and recognize the unearned rental revenue generally within the next twelve months.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of September 30, 2018 and June 30, 2018, the Company had $233,616 and $238,956, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

Disaggregated Rental Revenue

In the following table, total revenue is disaggregated by revenue type for the periods indicated. The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	Quarter Ended September 30, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$22,458	$-	$22,458	$-	$-	$22,458	$13,178	$35,636
Sales manufactured units	-	-	-	4,317	(479)	3.838	-	3,838

Total non-lease revenues	22,458	-	22,458	4,317	(479)	26,296	13,178	39,474

Leasing:
Rental revenue	21,687	7,305	28,992	-	(504)	28,488	12,218	40,706
Rental-related services	8,707	5,509	14,216	-	-	14,216	3,396	17,612

Total leasing revenues	30,394	12,814	43,208	-	(504)	42,704	15,614	58,318

Total revenues	$52,852	$12,814	$65,666	$4,317	$(983)	$69,000	$28,792	$97,792

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended September 30, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$11,828	$-	$11,828	$-	$-	$11,828	$13,554	$25,382
Sales manufactured units	-	-	-	3,079	(1,176)	1,903	-	1,903

Total non-lease revenues	11,828	-	11,828	3,079	(1,176)	13,731	13,554	27,285

Leasing:
Rental revenue	17,804	4,616	22,420	-	(216)	22,204	12,152	34,356
Rental-related services	8,235	3,733	11,968	-	-	11,968	3,308	15,276

Total leasing revenues	26,039	8,349	34,388	-	(216)	34,172	15,460	49,632

Total revenues	$37,867	$8,349	$46,216	$3,079	$(1,392)	$47,903	$29,014	$76,917

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance, as updated by ASU No. 2018-01 (January 2018), ASU No. 2018-10 (July 2018) and ASU No. 2018-11 (July 2018), would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During FY 2018, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation and related real estate consulting industry to assist in determining the effect of the new standard as of July 1, 2018. At that date, the Company had over 120 real estate leases worldwide and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of July 1, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $59.0 million to $68.3 million and that the related liability would be approximately $60.8 million to $70.2 million related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The difference in the ranges is due to the presumed renewal of leases whereby the exercise of the renewal option is twelve months or less from July 1, 2018. The Company will continue to evaluate existing renewal options in excess of one year as to the probability of exercising renewal options and is currently evaluating its equipment and other finance leases and its lessor accounting under the new standard. In addition, the Company is evaluating its proposed transition method in accordance with guidance issued by the FASB in July 2018. The Company will continue this effort in a manner to be appropriately prepared for its implementation on or before July 1, 2019.

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2018 and September 30, 2018, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2018 and September 30, 2018, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of September 30, 2018, since issuance, dividends paid or payable totaled $95,000 for the Series B Preferred Stock and dividends paid totaled $19,018,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Royal Wolf Dividends

On August 2, 2017, Royal Wolf paid a special dividend of AUS$0.0265 per RWH share to shareholders of record on July 18, 2017. The consolidated financial statements reflect the amount of the dividend pertaining to the noncontrolling interest.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

FY 2019 Acquisitions

On July 2, 2018, the Company, through Royal Wolf, purchased the container business of Spacewise (N.Z.) Limited (“Spacewise NZ”), for approximately $7,337,000 (NZ$10,901,000) which included holdback and other adjustment amounts totaling approximately $615,000 (NZ$914,000). Spacewise operates from eight major locations in New Zealand.

On August 9, 2018, the Company, through Pac-Van, purchased the container and trailer business of Delmarva Trailer Sales and Rentals, Inc. (“Delmarva”) for approximately $358,000, which included a general indemnity and other adjustment amounts of $50,000. Delmarva is located in Elkridge (Baltimore/D.C. area), Maryland.

On September 21, 2018, the Company, through Pac-Van, purchased the container and trailer business of Instant Storage and Instant Storage of Florida, Inc. (“Instant Storage”) for approximately $4,568,000, which included a general indemnity and other adjustment amounts of $464,000. Instant Storage is located in Bakersfield, California and Opa-Locka (Miami area), Florida.

The preliminary allocation for the acquisition in FY 2019 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Spacewise NZ July 2, 2018	Delmarva August 9, 2018	Instant Storage September 21, 2018	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$—	$—
Inventories	995	157	534	1,686
Property, plant and equipment	79	38	465	582
Lease fleet	6,834	893	3,018	10,745
Unearned revenue and advance payments	(5)	(112)	(289)	(406)
Deferred income taxes	(225)	—	—	(225)

Total net tangible assets acquired and liabilities assumed	7,678	976	3,728	12,382

Fair value of intangible assets acquired:
Non-compete agreement	67	7	44	118
Customer lists/relationships	734	—	369	1,103
Other	—	—	(306)	(306)
Goodwill	—	—	733	733

Total intangible assets acquired	801	7	840	1,648

Total purchase consideration	$8,479	$983	$4,568	$14,030

The FY 2019 operating results prior to and since the respective date of acquisition were not considered significant.

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Spacewise NZ and Delmarva resulting in estimated bargain purchase gains of $1,142,000 and $625,000, respectively. These gains have been recorded as non-operating income in the accompanying consolidated statements of operations.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Instant Storage acquisition is deductible for U.S. income tax purposes.

The Company incurred approximately $11,000 during FY 2018 and $65,000 during FY 2019 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $90,311,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility initially consisted of a $14,450,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $61,411,000 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $14,450,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. On June 25, 2018, RWH and its subsidiaries amended the Deutsche Bank Credit Facility to increase by approximately $6,629,000 (NZ$10,000,000) the amount that can be borrowed under Facility B. Borrowings bear interest at the rate of 5.0% per annum until delivery of the first compliance certificate and thereafter at the bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all the capital stock of the subsidiaries of RWH and matures on November 3, 2020, at which time an exit fee of up to approximately $1,481,000 (A$2,050,000) is owed depending on the final amounts borrowed. In addition, the Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined.

At September 30, 2018, the Deutsche Bank Credit Facility totaled $76,357,000 (A$105,686,000), net of deferred financing costs of $1,755,000 (A$2,429,000), and availability, including cash at the bank, totaled $20,481,000 (AUS$28,348,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.722489 U.S. dollar and one New Zealand dollar to 0.662941 U.S. dollar at September 30, 2018.

Bison Capital Notes

General

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse, to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.

The Bison Capital Notes have a maturity of five years and bear interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018. The Bison Capital Notes may be prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance. The Company may elect to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes are payable in Australian dollars, but the principal must be repaid in U.S. dollars. The Bison Capital Notes are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes are subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contains certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must be repaid upon a change of control, as defined. At September 30, 2018, the Senior Term Note totaled $58,266,000, net of deferred financing costs of $598,000, which includes interest the Company has elected to defer.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH and GFNAPF to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. As a result of the forced conversion, the Company determined that this minimum return provision was an embedded derivative with a fair value of $8,918,000 at September 10, 2018 that required to be separately accounted on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 30, 2018, the fair value of this bifurcated derivative was $7,579,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH or GFNAPF in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note. As a result, the Company separately accounted for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determined the fair value of the bifurcated derivative using a valuation model and market prices and reassessed its fair value at the end of each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 10, 2018, prior to conversion, the fair value of this bifurcated derivative was $20,370,000 and the conversion of the Convertible Note into shares of the Company’s common stock and reversal of this bifurcated derivative resulted in a benefit to equity of $44,506,000 in FY 2019.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan within the Wells Fargo Credit Facility bears interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined. At September 30, 2018, borrowings and availability under the Wells Fargo Credit Facility totaled $186,767,000 and $44,106,000, respectively.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,824,000 and $75,951,000, net of unamortized debt issuance costs of $1,566,000 and $1,439,000, at June 30, 2018 and September 30, 2018, respectively).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other

At September 30, 2018, equipment financing and other debt totaled $8,781,000.

The Company was in compliance with the financial covenants under all its credit facilities as of September 30, 2018.

The weighted-average interest rate in the Asia-Pacific area was 4.6% and 10.6% in FY 2018 and FY 2019, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 6.0% and 6.6% in FY 2018 and FY 2019, respectively, which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2018	September 30, 2018

Swap Contracts	Trade payables and accrued liabilities	$223	$244

Forward-Exchange Contracts	Trade and other receivables	298	198

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	15,583	7,579

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2017	Quarter Ended September 30, 2018

Swap Contracts	Unrealized gain included in interest expense	$3	$—

Foreign Exchange Contracts	Unrealized foreign currency exchange gain (loss)	210	(93)

Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	—	(3,448)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In the year ended June 30, 2017 (“FY 2017”), the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and only a nominal gain in FY 2018. During the quarter ended December 31, 2017, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2019 and only a nominal gain FY 2018.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2018 and September 30, 2018, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	September 30,

	2018	2018
Notional amounts	$37,055	$36,124
Fixed/Strike Rates	7.414%	7.414%
Floating Rates	7.16%	6.99%
Fair Value of Combined Contracts	$(223)	$(244)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2018, there were 32 open forward exchange contracts that mature between July 2018 and November 2018; and, as of September 30, 2018, there were 24 open forward exchange contracts that mature between October 2018 and February 2019, as follows (dollars in thousands):

	June 30,	September 30,

	2018	2018
Notional amounts	$8,950	$8,601
Exchange/Strike Rates (AUD to USD)	0.68142 – 0.80004	0.66482 – 0.76600
Fair Value of Combined Contracts	$298	$198

In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(984,000) and $(430,000) and $376,000 and $(3,575,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2018 was determined to be approximately $423,029,000. The Company also determined that the fair value of its other debt of $6,652,000 at June 30, 2018 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2018 have not changed significantly from June 30, 2018. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2018 would not vary significantly from the proportion determined at June 30, 2018.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 in both FY 2018 and FY 2019.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $33,000 in FY 2018 and $62,000 in FY 2019.

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

There have been no grants or awards of stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At September 30, 2018, 880,160 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2018, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2019 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2018	1,824,910	$4.52
Granted	—	—
Exercised	(101,369)	6.26
Forfeited or expired	(9,000)	6.50

Outstanding at September 30, 2018	1,714,541	$4.40	5.8

Vested and expected to vest at September 30, 2018	1,715,541	$4.40	5.8

Exercisable at September 30, 2018	1,251,289	$3.88	4.6

At September 30, 2018, outstanding time-based options and performance-based options totaled 1,127,941 and 586,600, respectively. Also at that date, the Company’s market price for its common stock was $15.95 per share, which was above the exercise prices of all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $20,029,000. Share-based compensation of $8,379,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2018. At that date, there remains $1,218,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.4 years.

A deduction is not allowed for U.S. income tax purposes with respect to non-qualified options granted in the United States until the stock options are exercised or, with respect to incentive stock options issued in the United States, unless the optionee makes a disqualifying disposition of the underlying shares. The amount of any deduction will be the difference between the fair value of the Company’s common stock and the exercise price at

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the date of exercise. Accordingly, there is a deferred tax asset recorded for the U.S. tax effect of the financial statement expense recorded related to stock option grants in the United States and the tax effect of the difference between the U.S. income tax deduction and the financial statement expense will be recorded in the consolidated statement of operations.

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2018	379,850	$6.32	211,763	$7.15
Granted	—	—	—	—
Vested	—	—	(66,073)	7.15
Forfeited	—	—	—	—

Nonvested at September 30, 2018	379,850	$6.32	145,690	$7.15

Share-based compensation of $3,509,000 and $410,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2018. At that date, there remains $1,882,000 and $1,104,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.7 years for the restricted stock and 1.75 years for the RSU.

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

With the Company’s acquisition of the noncontrolling interest of Royal Wolf (see Note 5), the LTI Plan was terminated in September 2017 and the RWH Board determined that 582,370 performance rights were deemed vested, resulting in payments totaling A$1,066,000 ($835,000) to participants. At the date of its termination, Royal Wolf had granted, net of forfeitures, 2,582,723 performance rights to key management personnel under the LTI Plan. Also, through the date of termination, 677,953 of the performance rights had been converted into RWH capital stock through purchases in the open market. In FY 2018, share-based compensation of $1,207,000 related to the LTI Plan had been recognized in the consolidated statements of operations, with a corresponding benefit to equity. In addition, in the quarter ended March 31, 2018, $338,000 (A$458,000) was refunded back to Royal Wolf by the trust established to make the open market purchases of RWH shares reserved for grant under the LTI Plan. This refund was recorded as a benefit to equity.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2018 and September 30, 2018, reported liability totaled $691,000 and $845,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September,
	2017	2018

Cash flows from operating activities
Net income ( loss)	$(844)	$754
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(6)	(51)
Gain on sales of lease fleet	(2,082)	(2,009)
Gains on bargain purchases of businesses	—	(1,767)
Unrealized foreign exchange (gain) loss	984	(376)
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	—	3,554
Unrealized (gain) loss on forward exchange contracts	(210)	93
Unrealized gain on interest rate swap	(3)	—
Change in valuation of bifurcated derivatives in Convertible Note	—	3,448
Depreciation and amortization	10,324	10,103
Amortization of deferred financing costs	379	824
Accretion of interest	78	(580)
Interest deferred on Senior Term Note	—	1,592
Share-based compensation expense	1,658	678
Deferred income taxes	(1,292)	1,593
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(4,644)	(4,584)
Inventories	(4,925)	(14,335)
Prepaid expenses and other	303	(2,952)
Trade payables, accrued liabilities and unearned revenues	4,855	8,302
Income taxes	88	(304)

Net cash provided by operating activities	$4,663	$3,983

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

	Quarter Ended September 30, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:
Sales	$22,458	$-	$22,458	$4,317	$(479)	$26,296	$13,178	$39,474
Leasing	30,394	12,814	43,208	-	(504)	42,704	15,614	58,318

	$52,852	$12,814	$65,666	$4,317	$(983)	$69,000	$28,792	$97,792

Share-based compensation	$74	$7	$81	$6	$399	$486	$192	$678

Depreciation and amortization	$3,664	$2,364	$6,028	$102	$(184)	$5,946	$4,157	$10,103

Operating income	$9,729	$4,873	$14,602	$488	$(1,301)	$13,789	$2,416	$16,205

Interest income	$-	$-	$-	$-	$-	$-	$48	$48

Interest expense	$2,591	$349	$2,940	$83	$1,699	$4,722	$3,903	$8,625

Additions to long-lived assets	$8,309	$756	$9,065	$1	$(39)	$9,027	$4,830	$13,857

	At September 30, 2018

Long-lived assets	$272,066	$48,413	$320,479	$1,983	$(9,948)	$312,514	$147,382	$459,896

Goodwill	$62,449	$20,782	$83,231	$-	$-	$83,231	$26,777	$110,008

	At June 30, 2018

Long-lived assets	$264,651	$49,352	$314,003	$2,083	$(10,099)	$305,987	$145,711	$451,698

Goodwill	$61,693	$20,782	$82,475	$-	$-	$82,475	$27,468	$109,943

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

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $1,176,000 and $479,000 during FY 2018 and FY 2019, respectively; and intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $183,000 and $471,000 during FY 2018 and FY 2019, respectively.

Note 12. Subsequent Events

On October 5, 2018, the Company, through Pac-Van, purchased the container and trailer business of Tilton Trailer Rental Corp. (“Tilton”) for approximately $5,757,000, which included a general indemnity and other adjustment amounts of $841,000. Tilton is located in Tilton, New Hampshire.

On October 12, 2018, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2018 through October 30, 2018, and is payable on October 31, 2018 to holders of record as of October 30, 2018.

On October 16, 2018, the Company announced the commencement of a consent solicitation to amend the Senior Notes Indenture (see Note 5) to permit the Company to incur additional indebtedness from time to time, including pursuant to its existing Wells Fargo Credit Facility and existing master capital lease agreement, or such new capital lease obligations as the Company may enter into from time to time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of September 30, 2018, our two geographic leasing operations primarily lease and sell their products through 22 customer service centers (“CSCs”) in Australia, 14 CSCs in New Zealand, 58 branch locations in the United States and three branch locations in Canada. At that date, we had 276 and 642 employees and 45,248 and 45,716 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2018 (“FY 2019”) Compared to Quarter Ended September 30, 2017 (“FY 2018”)

Revenues. Revenues increased by $20.9 million, or 27%, to $97.8 million in FY 2019 from $76.9 million in FY 2018. This consisted of an increase of $19.2 million, or 42%, in revenues in our North American leasing operations, a slight decrease of $0.2 million, or 1%, in revenues in the Asia-Pacific area and an increase of $1.9 million, or 100%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2019 versus FY 2018 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2019 was $0.73142 U.S. dollar compared to $0.78969 U.S. dollar during FY 2018. In Australian dollars, total revenues in the Asia-Pacific area increased by 7% in FY 2019 from FY 2018.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased across most sectors by $14.7 million, or 39%, in FY 2019 from FY 2018; primarily in the industrial, commercial, construction, education and oil and gas sectors, which increased by an aggregate $12.9 million between the periods. At Lone Star, revenues increased by $4.5 million, or 54%, from $8.3 million in FY 2018 to $12.8 million in FY 2019. The revenue decrease in the Asia-Pacific area occurred primarily because of the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods actually increased by AUS$2.7 million, primarily in the transportation, utilities, mining and industrial sectors, which increased by an aggregate AUS$3.3 million; and was partially offset by a total decrease of AUS$1.1 million in the construction and retail sectors.

Sales and leasing revenues represented 38% and 62% of total non-manufacturing revenues, respectively, in FY 2019, compared to 34% and 66% of total non-manufacturing revenues, respectively in FY 2018.

Non-manufacturing sales during FY 2019 amounted to $35.7 million, compared to $25.4 million during FY 2018; representing an increase of $10.3 million, or 41%. This consisted of an increase of $10.7 million, or 91%, in our North American leasing operations and a decrease of $0.4 million, or 3%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of decreases of $0.2 million ($0.7 million decrease due to lower unit sales, $1.4 million increase due to higher average prices and a $0.9 million decrease due to foreign exchange movements) in the CSC operations and $0.2 million ($1.8 million increase due to higher unit sales, $1.8 million decrease due to lower average prices and a $0.2 million decrease due to foreign exchange movements) in the national accounts group. Sales in the Asia-Pacific area decreased between the periods due to the weaker Australian dollar. In Australian dollars, total sales in the Asia-Pacific area increased by 5% in FY 2019 from FY 2018, primarily in the transportation, utilities, mining and industrial sectors, which increased by an aggregate AUS$2.4 million; and was partially offset by a total decrease of AUS$1.7 million in the construction, consumer and retail sectors. In our North American leasing operations, the sales increase in FY 2019 from FY 2018 was across most sectors, but primarily in the industrial, commercial, education, mining and oil and gas sectors, which increased by an aggregate $9.8 million between the periods. FY 2019 included four large sales aggregating $7.1 million, one in the industrial sector for $5.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The increase at Southern Frac was due primarily from sales of specialty tanks and chassis, which increased by an aggregate $3.0 million in FY 2019 from FY 2018, offset somewhat by a reduction of over $1.0 million in the sales of frac tanks.

Leasing revenues totaled $58.3 million in FY 2019, an increase of $8.7 million, or 18%, from $49.6 million in FY 2018. This consisted of increases of $8.5 million, or 25%, in North America and $0.2 million, or 1%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 9% percent in the Asia-Pacific area in FY 2019 from FY 2018.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 63%, respectively, during FY 2019, as compared to 86% and 61%, respectively, in FY 2018. The overall average utilization was 81% in both FY 2019 and FY 2018; but the average monthly lease rate of containers increased to AUS$162 in FY 2019 from AUS$158 in FY 2018, caused primarily by higher average lease rates in portable storage and building containers between the periods. In addition, the composite average monthly number of units on lease was over 2,300 higher in FY 2019, as compared to FY 2018. Locally, in Australian dollars, leasing revenue remained constant or increased across most of the sectors, but particularly in the mining, transportation, consumer, industrial and construction sectors, which increased between the periods by an aggregate AUS$1.3 million.

In our North American leasing operations, average utilization rates were 79%, 87%, 81%, 86% and 86% and average monthly lease rates were $121, $357, $1,022, $303 and $753 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 76%, 83%, 72%, 82% and 82% and average monthly lease rates were $119, $336, $676, $287 and $769 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2018, respectively. The average composite utilization rate was 82% FY 2019 and 78% in FY 2018, and the composite average monthly number of units on lease was over 6,100 higher in FY 2019 as compared to FY 2018. The increase in leasing revenues between the periods was across most sectors, but primarily in the oil and gas, commercial, construction and industrial sectors, which increased by an aggregate $7.9 million in FY 2019 from FY 2018. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $4.0 million, or approximately16%, in FY 2019 from FY 2018.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $8.4 million from $18.4 million during FY 2018 to $26.8 million during FY 2019, and our gross profit percentage from these non-manufacturing sales deteriorated to approximately 25% in FY 2019 from 28% in FY 2018. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $3.1 million in FY 2019, as compared to $2.2 million in FY 2018, resulting in a gross margin gain of 0.7 million in FY 2019 versus a gross margin loss of $0.3 million in FY 2018. Increased manufacturing sales (including a favorable mix of higher margin specialty tanks and chassis) and production levels between the periods were the primary factors in the $1.0 million improvement in the gross margin.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $1.1 million from $40.6 million during FY 2018 to $41.7 million during FY 2019. As a percentage of revenues, however, these costs decreased to 43% during FY 2019 from 53% in FY 2018 due to the higher revenues being primarily driven by increases in sales and average units on lease and rates between the periods in both geographic venues without a proportionate cost increase in the infrastructure.

Depreciation and Amortization. Depreciation and amortization decreased slightly by $0.2 million to $10.1 million in FY 2019 from $10.3 million in FY 2018, substantially all in the Asia-Pacific, which decreased by $0.3 million and included the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2019 versus FY 2018. Depreciation and amortization in our North American operations increased by only $0.1 million in FY 2019 from FY 2018.

Interest Expense. Interest expense of $8.6 million in FY 2019 increased by $2.8 million from $5.8 million in FY 2018. In North America, FY 2019 interest expense decreased by $0.1 million from FY 2018 due primarily to lower average borrowings between the periods, offset somewhat by the weighted-average interest rate of 6.6% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2019 being higher than the 6.0% in FY 2018. In the Asia-Pacific area, FY 2019 interest expense was $2.9 million higher from FY 2018 due to both higher average borrowings and a higher weighted-average interest rate between the periods, which more than offset the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 10.6% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2019 versus 4.6% in FY 2018.

Change in Valuation of Bifurcated Derivatives. FY 2019 includes a non-cash charge of $3.4 million for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Consolidated Financial Statements).

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.76869 at June 30, 2017, 0.7834 at September 30, 2017, 0.7411 at June 30, 2018 and 0.722489 at September 30, 2018. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(984,000) and $(430,000) and $376,000 and $(3,575,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, in FY 2018 and FY 2019, net unrealized exchange gains on forward exchange contracts totaled $210,000 and $(93,000), respectively.

Income Taxes. Our income tax provision for FY 2019, which derived an effective tax rate of 71.7%, was greater than the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Our effective income tax rate was 38.0% in FY 2018, which was higher than the U.S. federal statutory rate at that time of 35%. In both periods, the effective tax rate differs from the U.S. federal tax rate primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. FY 2019 included a tax benefit of $114,000 for equity plan activity that is currently recognized in the consolidated statements of operations. In addition, because it was not significant, FY 2018 included a $135,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited

Preferred Stock Dividends. In both FY 2019 and FY 2018, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. In FY 2018, prior to acquiring all the shares of Royal Wolf that we did not own, noncontrolling interests in the Royal Wolf operations were a decrease of $0.8 million to the net loss.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $0.2 million in FY 2019 versus a net loss of $1.0 million in FY 2018, a reduced loss of approximately $0.8 million. This was primarily due to higher operating profit in both North America and the Asia-Pacific area; offset somewhat by the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note of $3.4 million, as well as higher interest expense and income taxes.

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

	Quarter Ended September 30,
	2018	2019

Net income (loss)	$(844)	$754
Add (deduct) —
Provision (benefit) for income taxes	(518)	1,915
Change in valuation of bifurcated derivatives in Convertible Note	—	3,448
Foreign exchange and other	1,202	1,511
Interest expense	5,822	8,625
Interest income	(15)	(48)
Depreciation and amortization	10,324	10,103
Share-based compensation expense	1,658	678

Adjusted EBITDA	$17,629	$26,986

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $90,311,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility initially consisted of a $14,450,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $61,411,000 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $14,450,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. On June 25, 2018, RWH and its subsidiaries amended the Deutsche Bank Credit Facility to increase by approximately $6,629,000 (NZ$10,000,000) the amount that can be borrowed under Facility B. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all the capital stock of the subsidiaries of RWH and matures on November 3, 2020.

Bison Capital Notes

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company (see Note 4 of Notes to consolidated Financial Statements) and to pay all related fees and expenses. On September 6, 2018, we elected to force the conversion of the Convertible Note under its terms therein and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Senior Term Note has a maturity of five years and is secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH.

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

As of September 30, 2018, our required principal and other obligations payments for the twelve months ending September 30, 2019 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,
	2019	2020	2021	2022

Deutsche Bank Credit Facility	$7,655	$1,983	$68,474	$—
Senior Term Note	—	—	—	58,864
Wells Fargo Credit Facility	2,000	2,000	2,000	180,767
Senior Notes	—	—	77,390	—
Other	5,352	1,885	750	130

	$15,007	$5,868	$148,614	$239,761

Reference is made to Notes 3 and 5 of Notes to Consolidated Financial Statements for further discussion of our equity transactions and senior and other debt, respectively, and Note 12 for a discussion of recent developments.

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,
	2017	2018

Net cash provided by operating activities	$4,663	$3,983

Net cash used in investing activities	$(80,041)	$(17,783)

Net cash provided by financing activities	$76,895	$2,440

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $4.0 million during FY 2019 versus $4.7 million during FY 2018, a decrease of $0.7 million between the periods. Net income in FY 2019 of $0.8 million was $1.6 million better than the net loss in FY 2018 of $0.8 million; however, our management of operating assets and liabilities in FY 2019, when compared to FY 2018, reduced cash by $9.6 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Condensed Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $1.0 million between the periods. Share-based compensation was $0.7 million in FY 2019 versus $1.7 million in FY 2018. Net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, further decreased cash by $1.1 million between the periods, from a cash increase of $0.8 million in FY 2018 to a cash decrease of $0.3 million in FY 2019. Substantially offsetting these cash decreases from operating activities were the non-cash adjustments relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Note of $3.4 million, and the realized foreign exchange loss of $3.6 million prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $1.1 million, from an aggregate $10.8 million in FY 2018 to $11.9 million in FY 2019; and operating cash flows were further enhanced by $2.9 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $1.6 million versus reducing cash by $1.3 million in FY 2018. During both periods, the net gain on the sales of lease fleet reduced operating cash flows by approximately $2.0 million.

Investing Activities. Net cash used in investing activities was $17.8 million during FY 2019, as compared to $80.0 million used during FY 2018, resulting in a net reduction in cash used between the periods of $62.2 million. In FY 2018, we used $73.2 million and $1.4 million of cash to acquire the noncontrolling interest of Royal Wolf and make a business acquisition in North America, respectively; whereas in FY 2019 we made three business acquisitions, two in North America and one in the Asia-Pacific area, for $11.1 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $0.8 million in FY 2019 and $1.3 million in FY 2018, a decrease of approximately $0.5 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $5.9 million in FY 2019 as compared to $4.1 million in FY 2018, an increase of $1.8 million. In FY 2019, net capital expenditures of lease fleet were approximately $4.5 million in North America, as compared to $3.8 million in FY 2018, an increase of $0.7 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $1.4 million in FY 2019, versus $0.3 million in FY 2018, an increase of $1.1 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $2.4 million during FY 2019, as compared to $76.9 million provided during FY 2018, a decrease to cash between the periods of $74.5 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements).    Deferred financing costs related to the Bison Capital Notes totaled $1.2 million in FY 2018. Cash of $0.9 million was used during both periods to pay dividends on primarily our Series C Preferred Stock; and, in FY 2018, Royal Wolf paid a capital stock dividend of $1.0 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). In FY 2019 and FY 2018, financing activities also included net borrowings and repayments of $2.7 million and $10.1 million, respectively, on existing credit facilities. These financing activities on our existing credit facilities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. In FY 2019, we received proceeds of $0.6 million from issuances of common stock on the exercises of stock options.

  Asset Management

Receivables and inventories were $54.8 million and $38.5 million at September 30, 2018 and $50.5 million and $22.7 million at June 30, 2018, respectively. At September 30, 2018, DSO in trade receivables were 37 days and 46 days in the Asia-Pacific area and our North American leasing operations, as compared to 35 days and 47 days at June 30, 2018, respectively. The $15.8 million increase in inventories was primarily due to the timing of receipts of sale and fleet units to fulfill known increased portable storage demand. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $437.7 million at September 30, 2018, as compared to $429.4 million at June 30, 2018. At September 30, 2018, we had 90,964 units (24,131 units in retail operations in Australia, 8,247 units in national account group operations in Australia, 12,870 units in New Zealand, which are considered retail; and 45,716 units in North America) in our lease fleet, as compared to 85,812 units (24,037 units in retail operations in Australia, 8,046 units in national account group operations in Australia, 10,222 units in New Zealand, which are considered retail; and 43,507 units in North America) at June 30, 2018. At those dates, 74,914 units (20,621 units in retail operations in Australia, 5,270 units in national account group operations in Australia, 10,932 units in New Zealand, which are considered retail; and 38,091 units in North America); and 68,712 units (20,102 units in retail operations in Australia, 5,038 units in national account group operations in Australia, 8,705 units in New Zealand, which are considered retail; and 34,867 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 37,512 storage and freight containers and 7,736 portable building containers at September 30, 2018; and 34,507 storage and freight containers and 7,798 portable building containers at June 30, 2018. At those dates, units on lease were comprised of 31,164 storage and freight containers and 5,659 portable building containers; and 28,301 storage and freight containers and 5,544 portable building containers, respectively.

In North America, the lease fleet was comprised of 31,443 storage containers, 4,427 office containers (GLOs), 4,219 portable liquid storage tank containers, 4,454 mobile offices and 1,173 modular units at September 30, 2018; and 29,518 storage containers, 4,216 office containers (GLOs), 4,147 portable liquid storage tank containers, 4,447 mobile offices and 1,179 modular units at June 30, 2018. At those dates, units on lease were comprised of 25,851 storage containers, 3,866 office containers, 3,521 portable liquid storage tank containers, 3,846 mobile offices and 1,007 modular units; 23,040 storage containers, 3,620 office containers, 3,405 portable liquid storage tank containers, 3,792 mobile offices and 1,010 modular units, respectively.

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

A comprehensive discussion of our critical and significant accounting policies and management estimates are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements in the Annual Report. Reference is also made to Note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a further discussion of our significant accounting policies. We believe there have been no significant changes in our critical accounting policies, estimates and judgments since June 30, 2018.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2018, as filed with the SEC on September 7, 2018 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 19, 2017 Bison Capital Partners V., L.P. (“Bison”), GFN, GFN U.S. and two of their Australian subsidiaries, GFN Asia Pacific Holdings Pty Ltd. (“Holdings”) and GFN Asia Pacific Finance Pty Ltd. (“Finance” and collectively with GFN, GFN U.S. and Holdings, the “GFN Parties”), entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, Holdings and Finance issued and sold to Bison an 11.9% secured senior convertible promissory note in the original principal amount of $26,000,000 (the “Convertible Note”) pursuant to the Amended Securities Purchase Agreement in connection with the Company’s acquisition of all of the outstanding publicly-traded shares of its subsidiary Royal Wolf not owned by the Company which was completed on October 31, 2017.

The Convertible Note grants Holdings and Finance the right to force the holders of the Convertible Note to convert all or a portion of the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share, subject to adjustment as described in the Convertible Note, if the following conditions are met: (i) GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and (ii) the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over a period of 20 consecutive days. The Convertible Note defines the satisfaction of these conditions as a “Conversion Threshold Event.”

A Conversion Threshold Event occurred on September 5, 2018 and on September 6, 2018 the GFN Parties elected to force the conversion of the Convertible Notes at its meeting of the GFN Board of Directors. On September 10, 2018 the GFN Parties delivered a notice to the holders of the Convertible Notes requiring the conversion of all of the principal amount of the Convertible Notes into 3,058,824 shares of the Company’s common stock at the price of $8.50 per share, effective September 10, 2018.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2018	GENERAL FINANCE CORPORATION

	By:	/s/ Jody E. Miller
Jody E. Miller Chief Executive Officer

By:	/s/ Charles E. Barrantes
Charles E. Barrantes Chief Financial Officer