Form 10-Q
period 2018-12-31
General Finance CORP
filed 2019-02-11
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,309,821 shares outstanding as of February 7, 2019.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2018

Assets
Cash and cash equivalents	$21,617	$5,848
Trade and other receivables, net of allowance for doubtful accounts of $5,687 and $4,469 at June 30, 2018 and December 31, 2018, respectively	50,525	54,977
Inventories	22,731	36,978
Prepaid expenses and other	8,023	10,452
Property, plant and equipment, net	22,310	23,238
Lease fleet, net	429,388	448,454
Goodwill	109,943	110,924
Other intangible assets, net	25,150	23,851

Total assets	$689,687	$714,722

Liabilities
Trade payables and accrued liabilities	$50,545	$53,812
Income taxes payable	361	—
Unearned revenue and advance payments	19,226	20,208
Senior and other debt, net	427,218	412,020
Fair value of bifurcated derivatives in Convertible Note	15,583	16,910
Deferred tax liabilities	34,969	37,975

Total liabilities	547,902	540,925

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2018 and December 31, 2018	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 27,017,606 shares issued and outstanding at June 30, 2018 and 30,309,821 at December 31, 2018	3	3

Additional paid-in capital	139,547	175,488

Accumulated other comprehensive loss	(17,091)	(17,568)

Accumulated deficit	(21,278)	(24,730)

Total General Finance Corporation stockholders’ equity	141,281	173,293

Equity of noncontrolling interests	504	504

Total equity	141,785	173,797

Total liabilities and equity	$689,687	$714,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018

Revenues
Sales:
Lease inventories and fleet	$36,065	$31,813	$61,447	$67,449
Manufactured units	2,080	2,671	3,983	6,509

	38,145	34,484	65,430	73,958
Leasing	53,985	63,509	103,617	121,827

	92,130	97,993	169,047	195,785

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	25,900	23,289	44,310	50,110
Manufactured units	1,964	2,271	4,140	5,369
Direct costs of leasing operations	21,951	23,574	43,006	45,928
Selling and general expenses	17,725	20,350	37,228	39,663
Depreciation and amortization	9,531	11,054	19,657	21,055

Operating income	15,059	17,455	20,706	33,660

Interest income	23	33	38	81
Interest expense	(9,447)	(8,868)	(15,269)	(17,493)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(1,717)	(9,332)	(1,717)	(12,780)
Foreign exchange and other	(135)	(1,782)	(1,337)	(3,293)

	(11,276)	(19,949)	(18,285)	(33,485)

Income (loss) before provision for income taxes	3,783	(2,494)	2,421	175

Provision for income taxes	809	1,712	291	3,627

Net income (loss)	2,974	(4,206)	2,130	(3,452)

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)

Noncontrolling interests	—	—	801	—

Net income (loss) attributable to common stockholders	$2,052	$(5,128)	$1,087	$(5,296)

Net income (loss) per common share:
Basic	$0.08	$(0.17)	$0.04	$(0.18)
Diluted	0.08	(0.17)	0.04	(0.18)

Weighted average shares outstanding:
Basic	26,636,594	29,907,679	26,624,141	28,649,451
Diluted	27,311,401	29,907,679	27,297,266	28,649,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018

Net income (loss)	$2,974	$(4,206)	$2,130	$(3,452)

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $6 and $44 and $46 and $88 in the quarter and six months ended December 31, 2017 and 2018, respectively	(41)	(21)	84	(35)

Cumulative translation adjustment	(249)	(783)	3,629	(442)

Total comprehensive income (loss)	2,684	(5,010)	5,843	(3,929)

Allocated to noncontrolling interests	—	—	(1,095)	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$2,684	$(5,010)	$4,748	$(3,929)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785

Share-based compensation	—	—	1,341	—	—	1,341	—	1,341

Preferred stock dividends	—	—	(1,844)	—	—	(1,844)	—	(1,844)

Issuance of 142,463 shares of common stock on exercises of stock options	—	—	856	—	—	856	—	856
Grant of 24,855 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—

Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	35,588	—	—	35,588	—	35,588

Net loss	—	—	—	—	(3,452)	(3,452)	—	(3,452)

Fair value change in derivative, net of related tax effect	—	—	—	(35)	—	(35)	—	(35)

Cumulative translation adjustment	—	—	—	(442)	—	(442)	—	(442)

Total comprehensive income	—	—	—	—	—	(3,929)	—	(3,929)

Balance at December 31, 2018	$40,100	$3	$175,488	$(17,568)	$(24,730)	$173,293	$504	$173,797

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Six Months Ended December 31,
	2017	2018

Net cash provided by operating activities (Note 10)	$14,615	$19,373

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,335)	(16,060)
Acquisition of the noncontrolling interest in Royal Wolf	(73,251)	—
Proceeds from sales of property, plant and equipment	34	228
Purchases of property, plant and equipment	(2,154)	(3,660)
Proceeds from sales of lease fleet	12,784	13,797
Purchases of lease fleet	(25,702)	(35,503)
Other intangible assets	(89)	(38)

Net cash used in investing activities	(99,713)	(41,236)

Cash flows from financing activities:
Repayments of equipment financing activities	(251)	(211)
Repayment of Credit Suisse Term Loan	(10,000)	—
Repayment of ANZ/CBA Credit Facility	(81,521)	—
Proceeds from issuance of Bison Capital Notes	80,000	—
Proceeds from senior and other debt borrowings, net	102,235	7,802
Deferred financing costs	(3,819)	(427)
Proceeds from issuances of common stock	34	856
Dividends and distributions by subsidiaries	(1,038)	—
Preferred stock dividends	(1,844)	(1,844)

Net cash provided by financing activities	83,796	6,176

Net decrease in cash	(1,302)	(15,687)

Cash and equivalents at beginning of period	7,792	21,617

The effect of foreign currency translation on cash	(983)	(82)

Cash and equivalents at end of period	$5,507	$5,848

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $612 and $1,634 as part of the consideration for business acquisitions during the quarter ended December 31, 2017 and 2018, respectively (see Note 4).

On September 10, 2018, the Company forced the conversion of the aggregate $26,000 principal balance of the Convertible Note into 3,058,824 shares of GFN common stock (see Note 5).

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, Royal Wolf Holdings Pty Ltd, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”).

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

Unless otherwise indicated, references to “FY 2018” and “FY 2019” are to the six months ended December 31, 2017 and 2018, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	December 31,

	2018	2018

Finished goods	$18,971	$33,721
Work in progress	1,442	1,062
Raw materials	2,318	2,195

	$22,731	$36,978

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,

		2018	2018

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including capital lease assets)	3 — 20 years	43,078	45,913
Furniture, fixtures and office equipment	3 — 10 years	11,959	12,866

		62,098	65,840
Less accumulated depreciation and amortization		(39,788)	(42,602)

		$22,310	$23,238

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2018 and December 31, 2018, the gross costs of the lease fleet were $555,263,000 and $583,619,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2018			December 31, 2018

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,484	$(453)	$5,031
Customer base and lists	29,057	(14,150)	14,907	30,638	(15,616)	15,022
Non-compete agreements	9,005	(7,130)	1,875	8,751	(7,513)	1,238
Deferred financing costs	3,522	(1,905)	1,617	3,563	(2,057)	1,506
Other	4,683	(2,965)	1,718	4,211	(3,157)	1,054

	$51,753	$(26,603)	$25,150	$52,647	$(28,796)	$23,851

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2017	2018	2017	2018

Basic	26,636,594	29,907,679	26,624,141	28,649,451
Dilutive effect of common stock equivalents	674,807	—	673,125	—

Diluted	27,311,401	29,907,679	27,297,266	28,649,451

Potential common stock equivalents totaling 4,415,574 and 4,417,256 for the quarter ended December 31, 2017 and FY 2018, respectively, and 2,188,412 for both the quarter ended December 31, 2018 and FY 2019 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 840. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during the quarter ended December 31, 2018 and FY 2019 and the quarter ended December 31, 2017 and FY 2018 were $14,811,000 and $27,811,000 and $11,917,000 and $22,847,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 840. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of December 31, 2018 and June 30, 2018, we had approximately $20,208,000 and $19,226,000, respectively, of unearned rental revenue included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. Revenues of $1,755,000 and $10,401,000, which were included in the unearned rental revenue balance at June 30, 2018, were recognized during the quarter ended December 31, 2018 and FY 2019, respectively. We expect to perform the remaining performance obligations and recognize the unearned rental revenue generally within the next twelve months.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of December 31, 2018 and June 30, 2018, the Company had $238,902 and $238,956, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

Disaggregated Rental Revenue

In the following table, total revenue is disaggregated by revenue type for the periods indicated. The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	Quarter Ended December 31, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$17,105	$-	$17,105	$-	$-	$17,105	$14,708	$31,813
Sales manufactured units	-	-	-	3,617	(946)	2,671	-	2,671

Total non-lease revenues	17,105	-	17,105	3,617	(946)	19,776	14,708	34,484

Leasing:
Rental revenue	24,277	6,819	31,096	-	(587)	30,509	12,868	43,377
Rental-related services	9,984	6,283	16,267	-	-	16,267	3,865	20,132

Total leasing revenues	34,261	13,102	47,363	-	(587)	46,776	16,733	63,509

Total revenues	$51,366	$13,102	$64,468	$3,617	$(1,533)	$66,552	$31,441	$97,993

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended December 31, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$39,563	$-	$39,563	$-	$-	$39,563	$27,886	$67,449
Sales manufactured units	-	-	-	7,934	(1,425)	6,509	-	6,509

Total non-lease revenues	39,563	-	39,563	7,934	(1,425)	46,072	27,886	73,958

Leasing:
Rental revenue	45,963	14,123	60,086	-	(1,091)	58,995	25,086	84,081
Rental-related services	18,692	11,793	30,485	-	-	30,485	7,261	37,746

Total leasing revenues	64,655	25,916	90,571	-	(1,091)	89,480	32,347	121,827

Total revenues	$104,218	$25,916	$130,134	$7,934	$(2,516)	$135,552	$60,233	$195,785

	Quarter Ended December 31, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$13,510	$-	$13,510	$-	$-	$13,510	$22,555	$36,065
Sales manufactured units	-	-	-	3,505	(1,425)	2,080	-	2,080

Total non-lease revenues	13,510	-	13,510	3,505	(1,425)	15,590	22,555	38,145

Leasing:
Rental revenue	19,512	5,467	24,979	-	(277)	24,702	12,400	37,102
Rental-related services	8,796	4,092	12,888	-	-	12,888	3,995	16,883

Total leasing revenues	28,308	9,559	37,867	-	(277)	37,590	16,395	53,985

Total revenues	$41,818	$9,559	$51,377	$3,505	$(1,702)	$53,180	$38,950	$92,130

	Six Months Ended December 31, 2017

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$25,338	$-	$25,338	$-	$-	$25,338	$36,109	$61,447
Sales manufactured units	-	-	-	6,584	(2,601)	3,983	-	3,983

Total non-lease revenues	25,338	-	25,338	6,584	(2,601)	29,321	36,109	65,430

Leasing:
Rental revenue	37,316	10,083	47,399	-	(493)	46,906	24,552	71,458
Rental-related services	17,031	7,825	24,856	-	-	24,856	7,303	32,159

Total leasing revenues	54,347	17,908	72,255	-	(493)	71,762	31,855	103,617

Total revenues	$79,685	$17,908	$97,593	$6,584	$(3,094)	$101,083	$67,964	$169,047

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2018 and December 31, 2018, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2018 and December 31, 2018, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of December 31, 2018, since issuance, dividends paid or payable totaled $97,000 for the Series B Preferred Stock and dividends paid totaled $19,938,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

On October 5, 2018, the Company, through Pac-Van, purchased the container and trailer business of Tilton Trailer Rental Corp. (“Tilton”) for approximately $5,431,000, which included a general indemnity and other adjustment amounts of $505,000. Tilton is located in Tilton, New Hampshire.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The preliminary allocation for the acquisition in FY 2019 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Spacewise NZ July 2, 2018	Delmarva August 9, 2018	Instant Storage September 21, 2018	Tilton October 5, 2018	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$—	$—	$—
Inventories	995	157	555	318	2,025
Property, plant and equipment	79	38	465	329	911
Lease fleet	6,834	893	3,013	2,775	13,515
Unearned revenue and advance payments	(5)	(112)	(289)	(260)	(666)
Deferred income taxes	(225)	—	—	—	(225)

Total net tangible assets acquired and liabilities assumed	7,678	976	3,744	3,162	15,560

Fair value of intangible assets acquired:
Non-compete agreement	67	7	44	42	160
Customer lists/relationships	734	—	369	576	1,679
Other	—	—	(306)	—	(306)
Goodwill	—	—	717	1,651	2,368

Total intangible assets acquired	801	7	824	2,269	3,901

Total purchase consideration	$8,479	$983	$4,568	$5,431	$19,461

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

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Instant Storage and Tilton acquisitions are deductible for U.S. income tax purposes.

The Company incurred approximately $53,000 and $64,000 during the quarter ended December 31, 2017 and FY 2018, respectively; and $58,000 and $123,000 during the quarter ended December 31, 2018 and FY 2019, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $88,190,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility initially consisted of a $14,110,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $59,970,000 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $14,110,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. On June 25, 2018, RWH and its subsidiaries amended the Deutsche Bank Credit Facility to increase by approximately $6,714,000 (NZ$10,000,000) the amount that can be borrowed under Facility B. Borrowings bear interest at the rate of 5.0% per annum until delivery of the first compliance certificate and thereafter at the bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage. The Deutsche Bank Credit

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Facility is secured by substantially all of the assets and by the pledge of all the capital stock of the subsidiaries of RWH and matures on November 3, 2020, at which time an exit fee of up to approximately $1,446,000 (A$2,050,000) is owed depending on the final amounts borrowed. In addition, the Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined.

At December 31, 2018, the Deutsche Bank Credit Facility totaled $71,297,000 (A$101,055,000), net of deferred financing costs of $1,527,000 (A$2,164,000), and availability, including cash at the bank, totaled $15,060,000 (AUS$21,346,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.705524 U.S. dollar and one New Zealand dollar to 0.671371 U.S. dollar at December 31, 2018.

Bison Capital Notes

General

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”), entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse, to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.

The Bison Capital Notes have a maturity of five years and bear interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018.    The Bison Capital Notes may be prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance. The Company may elect to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes are payable in Australian dollars, but the principal must be repaid in U.S. dollars. The Bison Capital Notes are secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes are subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contains certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must be repaid upon a change of control, as defined. GFNAPF was dissolved in September 2018.

At December 31, 2018, the Senior Term Note totaled $59,916,000, net of deferred financing costs of $547,000, which includes interest the Company has elected to defer.

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018.    The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. As a result of the forced conversion, the Company determined that this minimum return provision was an embedded derivative with a fair value of $8,918,000 at September 10, 2018 that required to be separately accounted on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At December 31, 2018, the fair value of this

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

bifurcated derivative was $16,910,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note at its issuance and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note. As a result, the Company separately accounted for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determined the fair value of the bifurcated derivative using a valuation model and market prices and reassessed its fair value at the end of each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 10, 2018, prior to conversion, the fair value of this bifurcated derivative was $20,370,000 and the conversion of the Convertible Note into shares of the Company’s common stock and reversal of this bifurcated derivative resulted in a benefit to equity of $44,506,000 in FY 2019.

North America Senior Credit Facility

The North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $260,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Canadian Imperial Bank of Commerce (“CIBC”), KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full through borrowings from the Wells Fargo Credit Facility and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan that was within the Wells Fargo Credit Facility bore interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined.

At December 31, 2018, borrowings and availability under the Wells Fargo Credit Facility totaled $197,458,000 and $56,279,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,824,000 and $75,894,000, net of unamortized debt issuance costs of $1,566,000 and $1,496,000, at June 30, 2018 and December 31, 2018, respectively).

The Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the First Supplemental Indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Trustee”). The First Supplemental Indenture supplements the Indenture entered into by and between the Company and the Trustee dated as of June 18, 2014 (the “Base Indenture”). The Senior Notes bear interest at the rate of 8.125% per annum, mature on July 31, 2021 and are not subject to any sinking fund. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on July 31, 2014. The Senior Notes rank equally in right of payment with all of the Company’s existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The Senior Notes are effectively subordinated to any of the Company’s existing and future secured debt, to the extent of the value of the assets securing such debt. The Senior Notes are structurally subordinated to all existing and future liabilities of the Company’s subsidiaries and are not guaranteed by any of the Company’s subsidiaries.

On October 31, 2018, the Company successfully completed a consent solicitation to amend the Base Indenture and First Supplemental Indenture to permit the Company to incur additional indebtedness from time to time, including pursuant to its existing Wells Fargo Credit Facility and existing master capital lease agreement, or such new capital lease obligations as the Company may enter into from time to time. The consent of at least a majority in the aggregate principal amount outstanding of the Senior Notes as of the record date (as defined in the consent solicitation statement dated October 16, 2018) was required to approve the proposed amendments and the Company received consents from approximately 63.3% of the holders of the Senior Notes. Upon the terms and subject to the conditions described in the consent solicitation statement, the Company made cash payments totaling $195,820, or $0.10 per $25 of Senior Notes held by each holder as of the record date who had validly delivered consent. As a result of the successful consent solicitation, the Company and the Trustee entered into the Second Supplemental Indenture dated October 31, 2018 (the “Second Supplemental Indenture” and, together with the Base Indenture and First Supplemental Indenture, the “Indenture”).

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes. The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At December 31, 2018, equipment financing and other debt totaled $7,455,000.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company was in compliance with the financial covenants under all its credit facilities as of December 31, 2018.

The weighted-average interest rate in the Asia-Pacific area was 9.9% and 7.3% during the quarter ended December 31, 2017 and FY 2018, respectively, and 8.9% and 9.4% during the quarter ended December 31, 2018 and FY 2019, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion.    The weighted-average interest rate in North America was 5.9% and 6.0% during the quarter ended December 31, 2017 and FY 2018, respectively, and 7.2% and 6.9% during the quarter ended December 31, 2018 and FY 2019, respectively; which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2018	December 31, 2018

Swap Contracts	Trade payables and accrued liabilities	$223	$272

Forward-Exchange Contracts	Trade and other receivables	298	179

	Trade payables and accrued liabilities	—	14

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	15,583	16,910

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2017	2018	2017	2018

Swap Contracts	Unrealized gain (loss) included in “Interest expense”	$(3)	$—	$—	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) included in “Foreign exchange and other”	182	(34)	392	(127)
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	(1,717)	(9,332)	(1,717)	(12,780)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In the year ended June 30, 2017 (“FY 2017”), the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and only a nominal gain in FY 2018. During the quarter ended December 31, 2017, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2019 and FY 2018.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2018 and December 31, 2018, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	December 31,

	2018	2018

Notional amounts	$37,055	$35,276
Fixed/Strike Rates	7.414%	7.414%
Floating Rates	7.16%	7.14%
Fair Value of Combined Contracts	$(223)	$(272)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2018, there were 32 open forward exchange contracts that mature between July 2018 and November 2018; and, as of December 31, 2018, there were 32 open forward exchange contracts that mature between January 2019 and June 2019, as follows (dollars in thousands):

	June 30,	December 31,

	2018	2018
Notional amounts	$8,950	$9,167
Exchange/Strike Rates (AUD to USD)	0.68142 – 0.80004	0.65362 –0.73675
Fair Value of Combined Contracts	$298	$165

For the quarter ended December 31, 2017 and 2018, net unrealized and realized foreign exchange gains (losses) totaled $(348,000) and $24,000 and $(1,644,000) and $(112,000), respectively. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(1,332,000) and $(406,000), and $(1,268,000) and $(3,687,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities and Credit Suisse Term Loan determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2018 was determined to be approximately $423,029,000. The Company also determined that the fair value of its other debt of $6,652,000 at June 30, 2018 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2018 have not changed significantly from June 30, 2018. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2018 would not vary significantly from the proportion determined at June 30, 2018.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $29,000 and $56,000 during the quarter ended December 31, 2017 and FY 2018, respectively; and $28,000 and $55,000 during the quarter ended December 31, 2018 and FY 2019, respectively.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $33,000 and $65,000 during the quarter ended December 31, 2017 and FY 2018, respectively; and $38,000 and $100,000 during the quarter ended December 31, 2018 and FY 2019, respectively.

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

There have been no grants or awards of stock appreciation rights, performance stock or performance units under the Stock Incentive Plan. All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At December 31, 2018, 855,305 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2018, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2019 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2018	1,824,910	$4.52
Granted	—	—
Exercised	(142,463)	6.01
Forfeited or expired	(9,000)	6.50

Outstanding at December 31, 2018	1,673,447	$4.38	5.5

Vested and expected to vest at December 31, 2018	1,673,447	$4.38	5.5

Exercisable at December 31, 2018	1,285,861	$3.97	4.6

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2018, outstanding time-based options and performance-based options totaled 1,086,847 and 586,600, respectively. Also at that date, the Company’s market price for its common stock was $10.11 per share, which was above the exercise prices of all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $9,823,000. Share-based compensation of $8,566,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2018. At that date, there remains $1,031,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 1.2 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2018	379,850	$6.32	211,763	$7.15
Granted	24,855	12.07	—	—
Vested	(35,430)	6.35	(66,073)	7.15
Forfeited	—	—	—	—

Nonvested at December 31, 2018	369,275	$6.71	145,690	$7.15

Share-based compensation of $3,827,000 and $568,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2018. At that date, there remains $1,863,000 for the restricted stock and $947,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.5 years for the restricted stock and 1.5 years for the RSU.

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

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2018 and December 31, 2018, reported liability totaled $691,000 and $963,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December,
	2017	2018

Cash flows from operating activities
Net income ( loss)	$2,130	$(3,452)
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(5)	(75)
Gain on sales of lease fleet	(3,746)	(4,229)
Gains on bargain purchases of businesses	—	(1,767)
Unrealized foreign exchange loss	1,332	1,268
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	—	3,554
Unrealized (gain) loss on forward exchange contracts	(392)	127
Change in valuation of bifurcated derivatives in Convertible Note	1,717	12,780
Depreciation and amortization	19,992	21,258
Amortization of deferred financing costs	1,302	1,420
Accretion of interest	344	(555)
Interest deferred on Senior Term Note	—	3,191
Share-based compensation expense	2,097	1,341
Deferred income taxes	(1,402)	3,251
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(10,424)	(4,852)
Inventories	(2,731)	(12,937)
Prepaid expenses and other	562	(2,488)
Trade payables, accrued liabilities and unearned revenues	3,038	2,011
Income taxes	801	(473)

Net cash provided by operating activities	$14,615	$19,373

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

	Quarter Ended December 31, 2018
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$17,105	$-	$17,105	$3,617	$(946)	$19,776	$14,708	$34,484

Leasing	34,261	13,102	47,363	-	(587)	46,776	16,733	63,509

	$51,366	$13,102	$64,468	$3,617	$(1,533)	$66,552	$31,441	$97,993

Share-based compensation	$74	$7	$81	$6	$384	$471	$192	$663

Depreciation and amortization	$3,841	$2,386	$6,227	$101	$(189)	$6,139	$5,016	$11,155

Operating income	$11,079	$4,149	$15,228	$121	$(1,331)	$14,018	$3,437	$17,455

Interest income	$-	$-	$-	$-	$2	$2	$31	$33

Interest expense	$3,240	$340	$3,580	$76	$1,711	$5,367	$3,501	$8,868

	Six Months Ended December 31, 2018
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:
Sales	$39,563	$-	$39,563	$7,934	$(1,425)	$46,072	$27,886	$73,958

Leasing	64,655	25,916	90,571	-	(1,091)	89,480	32,347	121,827

	$104,218	$25,916	$130,134	$7,934	$(2,516)	$135,552	$60,233	$195,785

Share-based compensation	$148	$14	$162	$12	$783	$957	$384	$1,341

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$7,505	$4,750	$12,255	$203	$(373)	$12,085	$9,173	$21,258

Operating income	$20,808	$9,022	$29,830	$609	$(2,632)	$27,807	$5,853	$33,660

Interest income	$-	$-	$-	$-	$2	$2	$79	$81

Interest expense	$5,831	$689	$6,520	$159	$3,410	$10,089	$7,404	$17,493

Additions to long-lived assets	$25,997	$1,501	$27,498	$5	$(101)	$27,402	$11,761	$39,163

	At December 31, 2018

Long-lived assets	$286,678	$47,482	$334,160	$1,886	$(9,821)	$326,225	$145,467	$471,692

Goodwill	$64,016	$20,782	$84,798	$-	$-	$84,798	$26,126	$110,924

	At June 30, 2018

Long-lived assets	$264,651	$49,352	$314,003	$2,083	$(10,099)	$305,987	$145,711	$451,698

Goodwill	$61,693	$20,782	$82,475	$-	$-	$82,475	$27,468	$109,943

	Quarter Ended December 31, 2017
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$13,510	$-	$13,510	$3,505	$(1,425)	$15,590	$22,555	$38,145

Leasing	28,308	9,559	37,867	-	(277)	37,590	16,395	53,985

	$41,818	$9,559	$51,377	$3,505	$(1,702)	$53,180	$38,950	$92,130

Share-based compensation	$77	$10	$87	$13	$339	$439	$-	$439

Depreciation and amortization	$3,485	$2,293	$5,778	$137	$(183)	$5,732	$3,936	$9,668

Operating income	$8,151	$1,942	$10,093	$(77)	$(1,208)	$8,808	$6,251	$15,059

Interest income	$-	$-	$-	$-	$1	$1	$22	$23

Interest expense	$2,188	$472	$2,660	$94	$1,700	$4,454	$4,993	$9,447

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

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $1,425,000 and $2,601,000 during the quarter ended December 31, 2017 and FY 2018, respectively; and $946,000 and $1,425,000 during the quarter ended December 31, 2018 and FY 2019, respectively. Intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $244,000 and $427,000 during the quarter ended December 31, 2017 and FY 2018, respectively; and $554,000 and $1,025,000 during the quarter ended December 31, 2018 and FY 2019, respectively.

Note 12. Subsequent Events

On January 16, 2019, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2018 through January 30, 2019, and is payable on January 31, 2019 to holders of record as of January 30, 2019.

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, Royal Wolf Holdings Pty Ltd, an Australian corporation (“RWH”), and its Australian and New Zealand subsidiaries (collectively, “Royal Wolf”).

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of December 31, 2018, our two geographic leasing operations primarily lease and sell their products through 23 customer service centers (“CSCs”) in Australia, 14 CSCs in New Zealand, 60 branch locations in the United States and three branch locations in Canada. At that date, we had 277 and 664 employees and 46,194 and 50,406 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2018 (“QE FY 2019”) Compared to Quarter Ended December 31, 2017 (“QE FY 2018”)

Revenues. Revenues increased by $5.9 million, or 6%, to $98.0 million in QE FY 2019 from $92.1 million in QE FY 2018. This consisted of an increase of $12.8 million, or 25%, in revenues in our North American leasing operations, a decrease of $7.5 million, or 19%, in revenues in the Asia-Pacific area and an increase of $0.6 million, or 29%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2019 versus FY 2018 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2019 was $0.7172 U.S. dollar compared to $0.7690 U.S. dollar during QE FY 2018. In Australian dollars, total revenues in the Asia-Pacific area decreased by 14% in QE FY 2019 from QE FY 2018.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased across most sectors by $9.2 million, or 22%, in QE FY 2019 from QE FY 2018; particularly in the industrial, commercial, construction and education sectors, which increased by an aggregate $6.9 million between the periods. At Lone Star, revenues increased by $3.5 million, or approximately 37%, from $9.6 million in QE FY 2018 to $13.1 million in QE FY 2019. The revenue decrease in the Asia-Pacific area occurred because QE FY 2018 included two large sales, one each in the transportation and utilities sectors, totaling approximately $10.5 million (approximately AUS$13.7 million) that were not replicated in QE FY 2019 and the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenues between the periods decreased by AUS$6.9 million, primarily in the transportation and utilities sectors, which decreased by an aggregate AUS$10.8 million; and was partially offset by a total increase of AUS$3.3 million in the construction and moving (removals) and storage sectors.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in QE FY 2019, compared to 40% and 60% of total non-manufacturing revenues, respectively in QE FY 2018.

Non-manufacturing sales during QE FY 2019 amounted to $31.8 million, compared to $36.0 million during QE FY 2018; representing a decrease of $4.2 million, or 12%. This consisted of an increase of $3.6 million, or 27%, in our North American leasing operations, and a decrease of $7.8 million, or 35%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of $8.2 million ($3.5 million decrease due to lower unit sales, $4.0 million decrease due to lower average prices and a $0.7 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.4 million ($16.7 million increase due to higher unit sales, $16.0 million decrease due to lower average prices and a $0.3 million decrease due to foreign exchange movements) in the national accounts group. As discussed above, sales in the Asia-Pacific area decreased between the periods due to two large sales in the transportation and utilities sectors in QE FY 2018 that were not replicated in QE FY 2019 and the weaker Australian dollar. In Australian dollars, total sales in the Asia-Pacific area decreased by 30% in QE FY 2019 from QE FY 2018, primarily in the transportation and utilities sectors, which decreased by an aggregate AUS$10.9 million; and was partially offset by an increase of AUS$2.2 million in the moving (removals) and storage sector. In our North American leasing operations, the sales increase in QE FY 2019 from QE FY 2018 was across most sectors, but particularly in the commercial and education sectors, which increased by an aggregate $2.0 million between the periods. The increase at Southern Frac was due primarily from sales of specialty tanks and chassis, which increased by an aggregate $1.2 million in QE FY 2019 from QE FY 2018, offset somewhat by a reduction of $0.7 million in the sales of frac tanks.

Leasing revenues totaled $63.5 million in QE FY 2019, an increase of $9.5 million, or 18%, from $54.0 million in QE FY 2018. This consisted of increases of $9.2 million, or 24%, in North America and $0.3 million, or 2%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 9% percent in the Asia-Pacific area in QE FY 2019 from QE FY 2018.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 86% and 78%, respectively, during QE FY 2019, as compared to 86% and 77%, respectively, in QE FY 2018. The overall average utilization was 84% in both QE FY 2019 and QE FY 2018; but the average monthly lease rate of containers increased to AUS$163 in QE FY 2019 from AUS$160 in QE FY 2018, caused primarily by higher average lease rates in portable storage and building containers between the periods. In addition, the composite average monthly number of units on lease was over 3,100 higher in QE FY 2019, as compared to QE FY 2018. Locally, in Australian dollars, leasing revenue remained constant or increased across most of the sectors, but particularly in the retail, consumer, industrial and construction sectors, which increased between the periods by an aggregate AUS$1.5million.

In our North American leasing operations, average utilization rates were 85%, 85%, 80%, 86% and 85% and average monthly lease rates were $125, $364, $1,012, $318 and $775 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2019; as compared to 81%, 83%, 79%, 80% and 83% and average monthly lease rates of $130, $345, $729, $294 and $770 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2018, respectively. The average composite utilization rate was 83% QE FY 2019 and 78% in QE FY 2018, and the composite average monthly number of units on lease was over 8,600 higher in QE FY 2019 as compared to QE FY 2018. The increase in leasing revenues between the periods was across most sectors, but primarily in the oil and gas, commercial and construction sectors, which increased by an aggregate $7.9 million in QE FY 2019 from QE FY 2018. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $5.6 million, or approximately 20%, in QE FY 2019 from QE FY 2018.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $2.6 million from $25.9 million during QE FY 2018 to $23.3 million during QE FY 2019, and our gross profit percentage from these non-manufacturing sales deteriorated slightly to 27% in QE FY 2019 from 28% in QE FY 2018. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $2.3 million in QE FY 2019, as compared to $2.0 million in QE FY 2018, resulting in a gross margin gain of $0.4 million in QE FY 2019 versus $0.1 million in QE FY 2018. Increased manufacturing sales (including a favorable mix of higher margin specialty tanks and chassis) and improved production efficiency between the periods were the primary factors in the $0.3 million improvement in the gross margin.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $4.2 million from $39.7 million during QE FY 2018 to $43.9 million during QE FY 2019. As a percentage of revenues, these costs also increased to 45% during QE FY 2019 from 43% in QE FY 2018. However, this increase in the percentage of operating costs between the periods was due primarily to the significant beneficial effect on the percentage in QE FY 2018 from the two large sales in the Asia-Pacific area discussed above rather than deterioration in QE FY 2019.

Depreciation and Amortization. Depreciation and amortization increased by $1.5 million to $11.0 million in QE FY 2019 from $9.5 million in QE FY 2018, most of it in the Asia-Pacific area, which increased by $1.1 million between the periods. Depreciation and amortization in our North American operations increased by $0.4 million in QE FY 2019 from QE FY 2018. The increases were primarily as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $8.9 million in QE FY 2019 decreased by $0.5 million from $9.4 million in QE FY 2018. In the Asia-Pacific area, QE FY 2019 interest expense was $1.5 million lower from QE FY 2018 due to lower average borrowings, a lower weighted-average interest rate between the periods and the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 8.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2019 versus 9.9% in QE FY 2018. In North America, QE FY 2019 interest expense increased by $1.0 million from QE FY 2018 due primarily to the weighted-average interest rate of 7.2% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2019 being higher than the 5.9% in QE FY 2018, offset somewhat by lower average borrowings between the periods.

Change in Valuation of Bifurcated Derivatives. QE FY 2019 and QE FY 2018 include a non-cash charge of $9.3 million and $1.7 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7834 at September 30, 2017, 0.7807 at December 31, 2017, 0.7411 at June 30, 2018 and 0.7055 at December 31, 2018. In QE FY 2018 and QE FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(348,000) and $24,000 and $(1,644,000) and $(112,000), respectively. In addition, in QE FY 2018 and QE FY 2019, net unrealized exchange gains on forward exchange contracts totaled $182,000 and $(34,000), respectively.

Income Taxes. Our income tax provision for QE FY 2019, which derived an effective tax rate of 68.6% on a pretax loss, was greater than the benefit that would have been derived from the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Our effective income tax rate was 21.4% in QE FY 2018 and was comprised of:

(i) A provision of $1.3 million to derive a year-to-date interim effective income tax rate of 38.6%;

(ii) As a result of the enactment on December 22, 2017 of the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”), a tax benefit of $0.7 million for, among other things, the re-measurement of approximately $6.5 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $5.2 million for both the estimated transition tax on accumulated foreign earnings and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.6 million; and

(iii) A net tax charge of $0.2 million for excess tax benefits and forfeitures on equity compensation awards.

In both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. QE FY 2019 included a tax benefit of $81,000 for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both QE FY 2019 and QE FY 2018, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders was $5.1 million in QE FY 2019 versus net income of $2.1 million in QE FY 2018, a loss between the periods of $7.2 million. This was primarily due to the non-cash charge for the change in the valuation of the stand-alone bifurcated derivative in the Bison Capital Convertible Note, lower operating profit in the Asia-Pacific area, unrealized foreign exchange losses and higher income taxes; offset somewhat by higher operating profit in North America and the Asia-Pacific area and reduced interest expense.

Six Months Ended December 31, 2018 (“FY 2019”) Compared to Six Months Ended December 31, 2017 (“FY 2018”)

Revenues. Revenues increased by $26.8 million, or 16%, to $195.8 million in FY 2019 from $169.0 million in FY 2018. This consisted of an increase of $32.0 million, or 33%, in revenues in our North American leasing operations, a decrease of $7.7 million, or 11%, in revenues in the Asia-Pacific area and an increase of $2.5 million, or 63%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2019 versus FY 2018 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2019 was $0.7243 U.S. dollar compared to $0.7794 U.S. dollar during FY 2018. In Australian dollars, total revenues in the Asia-Pacific area decreased by 5% in FY 2019 from FY 2018.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased across most sectors by $24.0 million, or 30%, in FY 2019 from FY 2018; primarily in the industrial, commercial, construction, education, mining and oil and gas sectors, which increased by an aggregate $21.6 million between the periods. At Lone Star, revenues increased by $8.0 million, or 45%, from $17.9 million in FY 2018 to $25.9 million in FY 2019. The revenue decrease in the Asia-Pacific area occurred because FY 2018 included two large sales, one each in the transportation and utilities sectors, totaling approximately $10.5 million (approximately AUS$13.7 million) that were not replicated in FY 2019 and the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenues between the periods decreased by AUS$4.2 million, primarily in the transportation and utilities sectors, which decreased by an aggregate AUS$8.8 million; and was partially offset by a total increase of AUS$3.4 million in the industrial and moving (removals) and storage sectors.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues, respectively, in FY 2019, compared to 37% and 63% of total non-manufacturing revenues, respectively in FY 2018.

Non-manufacturing sales during FY 2019 amounted to $67.5 million, compared to $61.4 million during FY 2018; representing an increase of $6.1 million, or 10%. This consisted of an increase of approximately $14.3 million, or approximately 56%, in our North American leasing operations and a decrease of $8.2 million, or 23%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of

$8.5 million ($3.9 million decrease due to lower unit sales, $3.0 million decrease due to lower average prices and a $1.6 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.3 million ($15.9 million increase due to higher unit sales, $15.2 million decrease due to lower average prices and a $0.4 million decrease due to foreign exchange movements) in the national accounts group. As discussed above, sales in the Asia-Pacific area decreased between the periods due to two large sales in the transportation and utilities sectors in FY 2018 that were not replicated in FY 2019 and the weaker Australian dollar. In Australian dollars, total sales in the Asia-Pacific area decreased by 17% in FY 2019 from FY 2018, primarily in the transportation, utilities and consumer sectors, which decreased by an aggregate AUS$10.0 million; and was partially offset by an increase of AUS$2.4 million in the moving (removals) and storage sector. In our North American leasing operations, the sales increase in FY 2019 from FY 2018 was across most sectors, but particularly in the industrial, commercial and education, mining and oil and gas sectors, which increased by an aggregate $12.9 million between the periods. FY 2019 included four large sales aggregating $7.1 million, one in the industrial sector for $5.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The increase at Southern Frac was due primarily from sales of specialty tanks and chassis, which increased by an aggregate $4.1 million in FY 2019 from FY 2018, offset somewhat by a reduction of $1.6 million in the sales of frac tanks.

Leasing revenues totaled $121.8 million in FY 2019, an increase of $18.2 million, or 18%, from $103.6 million in FY 2018. This consisted of increases of $17.7 million, or 25%, in North America and $0.5 million, or 2%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 9% percent in the Asia-Pacific area in FY 2019 from FY 2018.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 70%, respectively, during FY 2019, as compared to 86% and 69%, respectively, in FY 2018. The overall average utilization was 82% in both FY 2019 and FY 2018; but the average monthly lease rate of containers increased to AUS$163 in FY 2019 from AUS$159 in FY 2018, caused primarily by higher average lease rates in portable storage and building containers between the periods. In addition, the composite average monthly number of units on lease was over 2,700 higher in FY 2019, as compared to FY 2018. Locally, in Australian dollars, leasing revenue remained constant or increased across most of the sectors, but particularly in the mining, transportation, consumer, industrial and construction sectors, which increased between the periods by an aggregate AUS$2.7 million.

In our North American leasing operations, average utilization rates were 82%, 86%, 81%, 86% and 85% and average monthly lease rates were $123, $361, $1,013, $311 and $764 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 78%, 82%, 75%, 81% and 83% and average monthly lease rates of $124, $342, $712, $290 and $769 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2018, respectively. The average composite utilization rate was 82% FY 2019 and 78% in FY 2018, and the composite average monthly number of units on lease was over 7,400 higher in FY 2019 as compared to FY 2018. The increase in leasing revenues between the periods was across most sectors, but particularly in the oil and gas, commercial and construction sectors, which increased by an aggregate $15.5 million in FY 2019 from FY 2018. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $9.7 million, or 18%, in FY 2019 from FY 2018.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $5.8 million from $44.3 million during FY 2018 to $50.1 million during FY 2019, and our gross profit percentage from these non-manufacturing sales deteriorated to 26% in FY 2019 from 28% in FY 2018. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $5.4 million in FY 2019, as compared to $4.1 million in FY 2018, resulting in a gross margin gain of $1.1 million in FY 2019 versus a gross margin loss of approximately $0.1 million in FY 2018. Increased manufacturing sales (including a favorable mix of higher margin specialty tanks and chassis) and production levels, as well as improved efficiency, between the periods were the primary factors in the $1.2 million improvement in the gross margin.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $5.4 million from $80.2 million during FY 2018 to $85.6 million during FY 2019. As a percentage of revenues, however, these costs decreased to 44% during FY 2019 from 47% in FY 2018 due to the higher revenues being primarily driven by increases in revenues in North America and average units on lease and rates between the periods in both geographic venues without a proportionate cost increase in the infrastructure.

Depreciation and Amortization. Depreciation and amortization increased by $1.4 million to $21.1 million in FY 2019 from $19.7 million in FY 2018, with both geographic venues increasing $0.7 million between the periods. The increases were primarily as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $17.5 million in FY 2019 increased by $2.2 million from $15.3 million in FY 2018. In the Asia-Pacific area, FY 2019 interest expense was $1.4 million higher from FY 2018 due to both higher average borrowings and a higher weighted-average interest rate between the periods, which more than offset the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 9.4% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2019 versus 7.3% in FY 2018. In North America, FY 2019 interest expense increased by $0.8 million from FY 2018 due primarily to the weighted-average interest rate of 6.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2019 being higher than the 6.0% in FY 2018, offset somewhat by lower average borrowings between the periods.

Change in Valuation of Bifurcated Derivatives. FY 2019 and FY 2018 include non-cash charges of $12.8 million and $1.7 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note.

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7687 at June 30, 2017, 0.7807 at December 31, 2017, 0.7411 at June 30, 2018 and 0.7055 at December 31, 2018. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(1,332,000) and $(406,000) and $(1,268,000) and $(3,687,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity. In addition, in FY 2018 and FY 2019, net unrealized exchange gains on forward exchange contracts totaled $392,000 and $(127,000), respectively.

Income Taxes. Our income tax provision for FY 2019, which derived a very high effective tax rate on a relatively small pretax income, was significantly greater than the provision that would have been derived from the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial statements). Our effective income tax rate was 12.0% in FY 2018 and was comprised of:

(i) A provision of $0.9 million for an interim effective income tax rate of 38.6%;

(ii) As a result of the enactment on December 22, 2017 of the Act, a tax benefit of $0.7 million for, among other things, the re-measurement of approximately $6.5 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $5.2 million for both the estimated transition tax on accumulated foreign earnings and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.6 million; and

(iii) A net tax charge of $0.1 million for excess tax benefits and forfeitures on equity compensation awards.

In both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. FY 2019 included a tax benefit of $195,000 for equity plan activity that is currently recognized in the consolidated statements of operations. In addition, because it was not significant, FY 2018 included a $135,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited

Preferred Stock Dividends. In both FY 2019 and FY 2018, we paid dividends of $1.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. In FY 2018, prior to acquiring all the shares of Royal Wolf that we did not own, noncontrolling interests in the Royal Wolf operations were a decrease of $0.8 million to the net loss.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders was $5.3 million in FY 2019 versus net income of $1.1 million in FY 2018, a loss between the periods of $6.4 million. This was primarily due to the non-cash charges for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note and realized foreign exchange loss prior to its conversion to equity, lower operating profit in the Asia-Pacific area, unrealized foreign exchange losses and higher interest expense and income taxes; offset somewhat by higher operating profit in North America.

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2017	2018	2017	2018

Net income (loss)	$2,974	$(4,206)	$2,130	$(3,452)
Add (deduct) —
Provision for income taxes	809	1,712	291	3,627
Change in valuation of bifurcated derivatives in Convertible Note	1,717	9,332	1,717	12,780
Foreign currency exchange and other loss (gain)	135	1,782	1,337	3,293
Interest expense	9,447	8,868	15,269	17,493
Interest income	(23)	(33)	(38)	(81)
Depreciation and amortization	9,668	11,155	19,992	21,258
Share-based compensation expense	439	663	2,097	1,341
Refinancing costs not capitalized	—	448	—	448

Adjusted EBITDA	$25,166	$29,721	$42,795	$56,707

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a three-year, $88,190,000 (AUS$125,000,000) senior secured credit facility (the “Deutsche Bank Credit Facility”) and repaid the ANZ/CBA Credit Facility on November 3, 2017. The Deutsche Bank Credit Facility initially consisted of a $14,110,000 (AUS$20,000,000) Facility A that will amortize semi-annually; a $59,970,000 (AUS$85,000,000) Facility B that has no scheduled amortization; and a $14,110,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes. On June 25, 2018, RWH and its subsidiaries amended the Deutsche Bank Credit Facility to increase by approximately $6,714,000 (NZ$10,000,000) the amount that can be borrowed under Facility B. The Deutsche Bank Credit Facility is secured by substantially all of the assets and by the pledge of all the capital stock of the subsidiaries of RWH and matures on November 3, 2020.

Bison Capital Notes

On September 19, 2017, Bison Capital, GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company (see Note 4 of Notes to consolidated Financial Statements) and to pay all related fees and expenses. On September 6, 2018, we elected to force the conversion of the Convertible Note under its terms therein and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Senior Term Note has a maturity of five years and is secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. GFNAPF was dissolved in September 2018.

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $260,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Canadian Imperial Bank of Commerce (“CIBC”), KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming our publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

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

As of December 31, 2018, our required principal and other obligations payments for the twelve months ending December 31, 2019 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,
	2019	2020	2021	2022

Deutsche Bank Credit Facility	$3,311	$1,670	$67,843	$—
Senior Term Note	—	—	—	60,463
Wells Fargo Credit Facility	—	—	—	197,458
Senior Notes	—	—	77,390	—
Other	4,635	1,517	559	641

	$7,946	$3,187	$145,792	$258,562

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,
	2017	2018

Net cash provided by operating activities	$14,615	$19,373

Net cash used in investing activities	$(99,713)	$(41,236)

Net cash provided by financing activities	$83,796	$6,176

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $19.4 million during FY 2019 versus $14.6 million during FY 2018, an increase of $4.8 million between the periods. The net loss in FY 2019 of $3.5 million was $5.6 million worse than the net income in FY 2018 of $2.1 million and our management of operating assets and liabilities in FY 2019, when compared to FY 2018, further reduced cash by approximately $10.0 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Condensed Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $0.8 million between the periods. Share-based compensation was $1.3 million in FY 2019 versus $2.1 million in FY 2018. However, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased operating cash flow by $0.5 million between the periods, from a net cash increase of $0.9 million in FY 2018 to a net cash increase of $1.4 million in FY 2019. Also, cash from operating activities between the periods significantly increased by $14.6 million as a result of non-cash adjustments of $12.8 million in FY 2019 relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Note, versus $1.7 million in FY 2018, and the non-cash realized foreign exchange loss of $3.6 million prior to its conversion to equity in FY 2019 (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $3.7 million, from an aggregate $21.6 million in FY 2018 to $25.3 million in FY 2019; and operating cash flows were further enhanced by $4.7 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $3.3 million versus reducing cash by $1.4 million in FY 2018. During FY 2019 and FY 2018, the net gain on the sales of lease fleet reduced operating cash flows by $4.2 million and $3.7 million, respectively.

Investing Activities. Net cash used in investing activities was $41.2 million during FY 2019, as compared to $99.7 million used during FY 2018, resulting in a net reduction in cash used between the periods of $58.5 million. In FY 2018, we used $73.2 million and $11.3 million of cash to acquire the noncontrolling interest of Royal Wolf and make two business acquisitions in North America, respectively; whereas in FY 2019 we made four business acquisitions, three in North America and one in the Asia-Pacific area, for $16.1 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $3.7 million in FY 2019 and $2.2 million in FY 2018, an increase of $1.5 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $21.7 million in FY 2019 as compared to $12.9 million in FY 2018, an increase of $8.8 million. In FY 2019, net capital expenditures of lease fleet were approximately $16.6 million in North America, as compared to $11.6 million in FY 2018, an increase of $5.0 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $5.1 million in FY 2019, versus $1.3 million in FY 2018, an increase of $3.8 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $6.2 million during FY 2019, as compared to $83.8 million provided during FY 2018, a decrease to cash between the periods of $77.6 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements). In FY 2019 and FY 2018, financing activities also included net borrowings of $7.8 million and $102.2 million, respectively, on existing credit facilities. These financing activities on our existing credit facilities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. In addition, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Condensed Consolidated Financial Statements). Deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $3.8 million in FY 2018 versus $0.4 million in FY 2019, which primarily related to the Senior Notes consent solicitation and an amendment to Wells Fargo Credit Facility. Cash of $1.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock; and, in FY 2018, Royal Wolf paid a capital stock dividend of $1.0 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). In FY 2019, we received proceeds of $0.9 million from issuances of common stock on the exercises of stock options versus only $34,000 in FY 2018.

Asset Management

Receivables and inventories were $55.0 million and $37.0 million at December 31, 2018 and $50.5 million and $22.7 million at June 30, 2018, respectively. At December 31, 2018, DSO in trade receivables were 39 days and 45 days in the Asia-Pacific area and our North American leasing operations, as compared to 35 days and 47 days at June 30, 2018, respectively. The $14.3 million increase in inventories was primarily due to the timing of receipts of sale and fleet units to fulfill known increased portable storage demand. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $448.5 million at December 31, 2018, as compared to $429.4 million at June 30, 2018. At December 31, 2018, we had 96,600 units (24,564 units in retail operations in Australia, 8,841 units in national account group operations in Australia, 12,789 units in New Zealand, which are considered retail; and 50,406 units in North America) in our lease fleet, as compared to 85,812 units (24,037 units in retail operations in Australia, 8,046 units in national account group operations in Australia, 10,222 units in New Zealand, which are considered retail; and 43,507 units in North America) at June 30, 2018. At those dates, 81,046 units (20,949 units in retail operations in Australia, 7,746 units in national account group operations in Australia, 10,891 units in New Zealand, which are considered retail; and 41,460 units in North America); and 68,712 units (20,102 units in retail operations in Australia, 5,038 units in national account group operations in Australia, 8,705 units in New Zealand, which are considered retail; and 34,867 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 38,535 storage and freight containers and 7,659 portable building containers at December 31, 2018; and 34,507 storage and freight containers and 7,798 portable building containers at June 30, 2018. At those dates, units on lease were comprised of 34,384 storage and freight containers and 5,202 portable building containers; and 28,301 storage and freight containers and 5,544 portable building containers, respectively.

In North America, the lease fleet was comprised of 35,694 storage containers, 4,836 office containers (GLOs), 4,219 portable liquid storage tank containers, 4,484 mobile offices and 1,173 modular units at December 31, 2018; and 29,518 storage containers, 4,216 office containers (GLOs), 4,147 portable liquid storage tank containers, 4,447 mobile offices and 1,179 modular units at June 30, 2018. At those dates, units on lease were comprised of 29,467 storage containers, 3,976 office containers, 3,260 portable liquid storage tank containers, 3,765 mobile offices and 992 modular units; and 23,040 storage containers, 3,620 office containers, 3,405 portable liquid storage tank containers, 3,792 mobile offices and 1,010 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock

4.1	Second Supplemental Indenture dated as of October 31, 2018, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed November 1, 2018)

10.1	Amendment No. 8 to Amended and Restated Credit Agreement dated as of December 24, 2018 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, B.M. (“BHI”), Associated Bank (“Associated” and collectively with Wells Fargo, East West, CIT, CIBC, Key Bank and BHI, the “Lenders”), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated December 24, 2018 by PV Acquisition Corp. and GFN Manufacturing Corporation (incorporated by reference to Registrant’s Form 8-K filed December 26, 2018)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2019

GENERAL FINANCE CORPORATION

By:	/s/ Jody E. Miller

Jody E. Miller
Chief Executive Officer

By:	/s/ Charles E. Barrantes

Charles E. Barrantes
Chief Financial Officer