Form 10-K/A
period 2018-06-30
General Finance CORP
filed 2019-05-14
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32845

(Exact name of registrant as specified in its charter)

Delaware	32-0163571
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 East Union Street Pasadena, California 91103	(626) 584-9722
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value	GFN	NASDAQ Global Market

9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (Liquidation Preference $100 per share)	GFNCP	NASDAQ Global Market

8.125% Senior Notes due 2021	GFNSL	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

General Finance Corporation (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its annual report on Form 10-K for the fiscal year ended June 30, 2018, which was originally filed on September 7, 2018 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) Crowe LLP’s related attestation report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. The Amendment does not include any changes to the consolidated financial statements and, except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded at the time of the Original Filing that our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to this evaluation, we identified a material weakness in our internal control over financial reporting and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure procedures were not effective and were not operating at a reasonable assurance level as of June 30, 2018. This material weakness in the Company’s internal control over financial reporting and the Company’s remediation efforts are described below.

Notwithstanding the material weakness in our internal control over financial reporting as of June 30, 2018, management has concluded that the consolidated financial statements included in the Original Filing present fairly, in all material respects, our financial position, results of operations and cash flows.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded in our Original Filing that our internal control over financial reporting was effective as of June 30, 2018. Management subsequently concluded that the material weakness described below existed as of June 30, 2018. As a result, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2018. The effectiveness of our internal control over financial reporting as of June 30, 2018 has been audited by Crowe Horwath LLP, our independent registered public accounting firm, as stated and attested to in their report that is included herein.

During the third quarter of our fiscal year ending June 30, 2019, we identified an error in the accounting for the valuation of the minimum return provision in the Convertible Note (see Note 5 of Notes to Consolidated Financial Statements). Specifically, the accounting for the valuation of the minimum return provision in the Convertible Note during the quarter ended September 30, 2018 should have been a charge through the condensed consolidated statements of operations instead of directly to equity. We have restated our previously issued condensed consolidated financial statements for the quarters ended September 30, 2018 and December 31, 2018 for this error and the respective Quarterly Reports on Form 10-Q/A filed reflect the proper accounting for this bifurcated derivative. In light of our determination that there were material inaccuracies in the financial information for the quarter ended September 30, 2018 and six months ended December 31, 2018, which were included in the original Quarterly Report for the quarters ended September 30, 2018 and December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that a control deficiency with respect to the identification, interpretation and application of accounting for highly technical or non-routine and complex accounting transactions constituted a material weakness in internal control over financial reporting.

We have enhanced our controls and procedures to properly identify, interpret and apply the accounting for derivatives. As part of this process, we have designated key finance personnel to participate in derivative accounting training and will also implement a formal continuing education program to ensure our key finance personnel are adequately trained and that they maintain competencies with not only current accounting and reporting requirements, but to monitor new FASB and SEC accounting and reporting rules to ensure timely review, education, assessment, and adoption. On highly technical or non-routine and complex accounting transactions, we will engage third-party advisors with the requisite skills and technical expertise to assist us in assessing, performing and reviewing such transactions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

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

In our report dated September 7, 2018, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2018, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report.

The Company did not design and operate controls with respect to the identification, interpretation and application of accounting for highly technical or non-routine and complex accounting transactions.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2018.

Also in our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Sherman Oaks, California

September 7, 2018 (May 14, 2019 as to

the effects of the material weakness)

Item 15. Exhibits, Financial Statement Schedules

(b) Exhibits

Exhibit No.	Exhibit Description

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Form 10-K/A are not deemed filed with the SEC and is not to be incorporated by reference into any filing of General Finance Corporation under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

(a)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Jody E. Miller	May 14, 2019
Name: Jody E. Miller
Title: Chief Executive Officer

By:	/s/ Charles E. Barrantes	May 14, 2019
Name: Charles E. Barrantes
Title: Chief Financial Officer