Form 10-Q/A
period 2018-09-30
General Finance CORP
filed 2019-05-14
CIK 1342287

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 of General Finance Corporation (the “Company”) amends and restates in their entirety Items 1, 2 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on November 6, 2018. Except for the correction of the error discussed below, this Amendment No. 1 to our Quarterly Report on Form 10-Q/A does not update any disclosure from, or reflect any event occurring subsequent to, the filing date of the original report on Form 10-Q.

As more fully discussed in Note 13 of the unaudited condensed consolidated financial statements, the Company’s management determined that accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5 of the unaudited condensed consolidated financial statements) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The correcting adjustment does not affect the Company’s reported revenues, its cash flows or its cash/liquidity position. However, if the charge had been recorded properly, net income and the net loss attributable to common stockholders for the quarter ended September 30, 2018 would have been reduced and increased by $8,918,000, respectively. As a result, the condensed consolidated financial statements have been restated from the amounts previously reported to reflect the proper recording of the valuation of the minimum return provision of the Convertible Note as a charge to the condensed consolidated statements of operations.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	September 30, 2018

		(As Restated)

Assets
Cash and cash equivalents	$21,617	$9,542
Trade and other receivables, net of allowance for doubtful accounts of $5,687 and $5,666 at June 30, 2018 and September 30, 2018, respectively	50,525	54,794
Inventories	22,731	38,530
Prepaid expenses and other	8,023	10,954
Property, plant and equipment, net	22,310	22,241
Lease fleet, net	429,388	437,655
Goodwill	109,943	110,008
Other intangible assets, net	25,150	24,578

Total assets	$689,687	$708,302

Liabilities
Trade payables and accrued liabilities	$50,545	$58,417
Income taxes payable	361	—
Unearned revenue and advance payments	19,226	20,844
Senior and other debt, net	427,218	406,122
Fair value of bifurcated derivatives in Convertible Note	15,583	7,579
Deferred tax liabilities	34,969	36,496

Total liabilities	547,902	529,458

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2018 and September 30, 2018	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 27,017,606 shares issued and outstanding at June 30, 2018 and 30,243,872 at September 30, 2018	3	3

Additional paid-in capital	139,547	184,443

Accumulated other comprehensive loss	(17,091)	(16,764)
Accumulated deficit	(21,278)	(29,442)

Total General Finance Corporation stockholders’ equity	141,281	178,340
Equity of noncontrolling interests	504	504

Total equity	141,785	178,844

Total liabilities and equity	$689,687	$708,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,

	2017	2018

		(As Restated)
Revenues
Sales:
Lease inventories and fleet	$25,382	$35,636
Manufactured units	1,903	3,838

	27,285	39,474
Leasing	49,632	58,318

	76,917	97,792

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	18,410	26,821
Manufactured units	2,176	3,098
Direct costs of leasing operations	21,055	22,354
Selling and general expenses	19,503	19,313
Depreciation and amortization	10,126	10,001

Operating income	5,647	16,205

Interest income	15	48
Interest expense (includes cash flow hedge reclassification from AOCI of an unrealized gain of $3 in the quarter ended September 30, 2017)	(5,822)	(8,625)
Loss on change in valuation of bifurcated derivatives in Convertible Note (Note 5)	—	(12,366)
Foreign exchange and other	(1,202)	(1,511)

	(7,009)	(22,454)

Loss before income taxes	(1,362)	(6,249)

Provision (benefit) for income taxes	(518)	1,915

Net loss	(844)	(8,164)

Preferred stock dividends	(922)	(922)

Noncontrolling interests	801	—

Net loss attributable to common stockholders	$(965)	$(9,086)

Net loss per common share:
Basic	$(0.04)	$(0.33)
Diluted	(0.04)	(0.33)

Weighted average shares outstanding:
Basic	26,611,688	27,391,220
Diluted	26,611,688	27,391,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,

	2017	2018

		(As Restated)
Net loss	$(844)	$(8,164)

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of cash flow hedge reclassification to the statement of operations of an unrealized gain of $3 in the quarter ended September 30, 2017, and net of income tax effect of $38 and $41 in the quarter ended September 30, 2017 and 2018, respectively	125	(14)

Cumulative translation adjustment	3,878	341

Total comprehensive income	3,159	(7,837)

Allocated to noncontrolling interests	(1,095)	—

Comprehensive income allocable to General Finance Corporation stockholders	$2,064	$(7,837)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

(As Restated)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785
Share-based compensation	—	—	678	—	—	678	—	678
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Issuance of 101,369 shares of common stock on exercises of stock options	—	—	634	—	—	634	—	634
Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—
Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	44,506	—	—	44,506	—	44,506
Net income	—	—	—	—	(8,164)	(8,164)	—	(8,164)
Fair value change in derivative, net of related tax effect	—	—	—	(14)	—	(14)	—	(14)
Cumulative translation adjustment	—	—	—	341	—	341	—	341

Total comprehensive income	—	—	—	—	—	(7,837)	—	(7,837)

Balance at September 30, 2018	$40,100	$3	$184,443	$(16,764)	$(29,442)	$178,340	$504	$178,844

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include assumptions used in assigning value to identifiable intangible assets at the acquisition date, the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet, derivative liability valuation and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH and GFNAPF to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and accounted for on a standalone basis (see Note 13). The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 30, 2018, the fair value of this bifurcated derivative was $7,579,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH or GFNAPF in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note, met the definition of a derivative and none of the exceptions applied. As a result, the Company separately accounted for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determined the fair value of the bifurcated derivative using a valuation model and market prices and reassessed its fair value at the end of each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 10, 2018, prior to conversion, the fair value of this bifurcated derivative was $29,288,000, of which $20,370,000 was extinguished upon the conversion of the Convertible Note into shares of the Company’s common stock, The value of the shares received was recorded as a benefit to equity of $44,506,000 in FY 2019.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2018	September 30, 2018

Swap Contracts	Trade payables and accrued liabilities	$223	$244

Forward-Exchange Contracts	Trade and other receivables	298	198

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	15,583	7,579

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2017	Quarter Ended September 30, 2018 (As Restated)

Swap Contracts	Unrealized gain included in interest expense	$3	$—

Foreign Exchange Contracts	Unrealized foreign currency exchange gain (loss)	210	(93)

Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	—	(12,366)

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September,
	2017	2018

		(As Restated)

Cash flows from operating activities
Net loss	$(844)	$(8,164)
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(6)	(51)
Gain on sales of lease fleet	(2,082)	(2,009)
Gains on bargain purchases of businesses	—	(1,767)
Unrealized foreign exchange (gain) loss	984	(376)
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	—	3,554
Unrealized (gain) loss on forward exchange contracts	(210)	93
Unrealized gain on interest rate swap	(3)	—
Change in valuation of bifurcated derivatives in Convertible Note	—	12,366
Depreciation and amortization	10,324	10,103
Amortization of deferred financing costs	379	824
Accretion of interest	78	(580)
Interest deferred on Senior Term Note	—	1,592
Share-based compensation expense	1,658	678
Deferred income taxes	(1,292)	1,593
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(4,644)	(4,584)
Inventories	(4,925)	(14,335)
Prepaid expenses and other	303	(2,952)
Trade payables, accrued liabilities and unearned revenues	4,855	8,302
Income taxes	88	(304)

Net cash provided by operating activities	$4,663	$3,983

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

	Quarter Ended September 30, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:
Sales	$22,458	$—	$22,458	$4,317	$(479)	$26,296	$13,178	$39,474
Leasing	30,394	12,814	43,208	-	(504)	42,704	15,614	58,318

	$52,852	$12,814	$65,666	$4,317	$(983)	$69,000	$28,792	$97,792

Share-based compensation	$74	$7	$81	$6	$399	$486	$192	$678

Depreciation and amortization	$3,664	$2,364	$6,028	$102	$(184)	$5,946	$4,157	$10,103

Operating income	$9,729	$4,873	$14,602	$488	$(1,301)	$13,789	$2,416	$16,205

Interest income	$-	$-	$-	$-	$-	$-	$48	$48

Interest expense	$2,591	$349	$2,940	$83	$1,699	$4,722	$3,903	$8,625

Additions to long-lived assets	$8,309	$756	$9,065	$1	$(39)	$9,027	$4,830	$13,857

	At September 30, 2018

Long-lived assets	$272,066	$48,413	$320,479	$1,983	$(9,948)	$312,514	$147,382	$459,896

Goodwill	$62,449	$20,782	$83,231	$-	$-	$83,231	$26,777	$110,008

	At June 30, 2018

Long-lived assets	$264,651	$49,352	$314,003	$2,083	$(10,099)	$305,987	$145,711	$451,698

Goodwill	$61,693	$20,782	$82,475	$-	$-	$82,475	$27,468	$109,943

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended September 30, 2018, the Company’s management determined that accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The correcting adjustment does not affect the Company’s reported revenues, its cash flows or its cash/liquidity position. However, if the charge had been recorded properly, net income and the net loss attributable to common stockholders for the quarter ended September 30, 2018 would have been reduced and increased by $8,918,000, respectively. As a result, the condensed consolidated financial statements have been restated from the amounts previously reported to reflect the proper recording of the valuation of the minimum return provision of the Convertible Note as a charge to the condensed consolidated statements of operations, as follows (in thousands, except share and per share data):

	Quarter Ended September 30, 2018 (Unaudited)
	As Previously Reported	As Restated

Loss on change in valuation of bifurcated derivatives in Convertible Note	$(3,448)	$(12,366)
Net income (loss)	754	(8,164)
Net loss attributable to common stockholders	(168)	(9,086)
Basic and diluted net loss per common share:	$(0.01)	$(0.33)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A. This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

Change in Valuation of Bifurcated Derivatives. FY 2019 includes a non-cash charge of $12.4 million for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 and Note 13 of Notes to Consolidated Financial Statements).

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

Income Taxes. Our income tax provision for FY 2019, which derived an effective tax rate of 30.6%, was greater than the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Our effective income tax rate was 38.0% in FY 2018, which was higher than the U.S. federal statutory rate at that time of 35%. In both periods, the effective tax rate differs from the U.S. federal tax rate primarily because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. FY 2019 included a tax benefit of $114,000 for equity plan activity that is currently recognized in the consolidated statements of operations. In addition, because it was not significant, FY 2018 included a $135,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited.

Preferred Stock Dividends. In both FY 2019 and FY 2018, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. In FY 2018, prior to acquiring all the shares of Royal Wolf that we did not own, noncontrolling interests in the Royal Wolf operations were a decrease of $0.8 million to the net loss.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $9.1 million in FY 2019 versus a net loss of $1.0 million in FY 2018, an increased loss of approximately $8.1 million. This was primarily due to the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note of $12.4 million, as well as higher interest expense and income taxes, offset somewhat by the higher operating profit in both North America and the Asia-Pacific area.

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

	Quarter Ended September 30,
	2018	2019

Net loss	$(844)	$(8,164)
Add (deduct) —
Provision (benefit) for income taxes	(518)	1,915
Change in valuation of bifurcated derivatives in Convertible Note	—	12,366
Foreign exchange and other	1,202	1,511
Interest expense	5,822	8,625
Interest income	(15)	(48)
Depreciation and amortization	10,324	10,103
Share-based compensation expense	1,658	678

Adjusted EBITDA	$17,629	$26,986

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

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $4.0 million during FY 2019 versus $4.7 million during FY 2018, a decrease of $0.7 million between the periods. Net loss in FY 2019 of $8.2 million was $7.4 million higher than the net loss in FY 2018 of $0.8 million. In addition, our management of operating assets and liabilities in FY 2019, when compared to FY 2018, reduced cash by $9.6 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Condensed Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $1.0 million between the periods. Share-based compensation was $0.7 million in FY 2019 versus $1.7 million in FY 2018. Net unrealized gains and losses from foreign exchange and derivative instruments (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, further decreased cash by $1.1 million between the periods, from a cash increase of $0.8 million in FY 2018 to a cash decrease of $0.3 million in FY 2019. Substantially offsetting these cash decreases from operating activities were the non-cash adjustments relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Note of $12.4 million, and the realized foreign exchange loss of $3.6 million prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $1.1 million, from an aggregate $10.8 million in FY 2018 to $11.9 million in FY 2019; and operating cash flows were further enhanced by $2.9 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $1.6 million versus reducing cash by $1.3 million in FY 2018. During both periods, the net gain on the sales of lease fleet reduced operating cash flows by approximately $2.0 million.

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

As disclosed in Note 13 to Condensed Consolidated Financial Statements, we have restated our previously issued condensed consolidated financial statements for the quarter ended September 30, 2018. Specifically, the accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5 of Notes to Condensed Consolidated Financial Statements) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The accounting for this valuation was identified during our third quarter, corrected, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A reflect the proper accounting for this bifurcated derivative. In light of our determination that there were material inaccuracies in the financial information for the quarter ended September 30, 2018, which were included in the original Quarterly Report for the quarter ended September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that a control deficiency that existed at June 30, 2018 with respect to the identification, interpretation and application of accounting for highly technical or non-routine and complex accounting transactions constituted a material weakness in internal control over financial reporting.

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

Other than the changes made to address the material deficiency described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q/A for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019	GENERAL FINANCE CORPORATION

	By:	/s/ Jody E. Miller
Jody E. Miller Chief Executive Officer

By:	/s/ Charles E. Barrantes
Charles E. Barrantes Chief Financial Officer