Form 10-Q/A
period 2018-12-31
General Finance CORP
filed 2019-05-14
CIK 1342287

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 of General Finance Corporation (the “Company”) amends and restates in their entirety Items 1, 2 and 4 of Part I and Item 6 of Part II of the Quarterly Report on Form 10-Q of the Company filed with the Securities and Exchange Commission on February 11, 2019. Except for the correction of the error discussed below, this Amendment No. 1 to our Quarterly Report on Form 10-Q/A does not update any disclosure from, or reflect any event occurring subsequent to, the filing date of the original report on Form 10-Q.

As more fully discussed in Note 13 of the unaudited condensed consolidated financial statements, the Company’s management determined that accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5 of the unaudited condensed consolidated financial statements) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The correcting adjustment does not affect the Company’s reported revenues, its cash flows or its cash/liquidity position. However, if the charge had been recorded properly, net loss and the net loss attributable to common stockholders for the six months ended December 31, 2018 would have been increased by $8,918,000. As a result, the condensed consolidated financial statements have been restated from the amounts previously reported to reflect the proper recording of the valuation of the minimum return provision of the Convertible Note as a charge to the condensed consolidated statements of operations

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	December 31, 2018

		(As Restated)

Assets
Cash and cash equivalents	$21,617	$5,848
Trade and other receivables, net of allowance for doubtful accounts of $5,687 and $4,469 at June 30, 2018 and December 31, 2018, respectively	50,525	54,977
Inventories	22,731	36,978
Prepaid expenses and other	8,023	10,452
Property, plant and equipment, net	22,310	23,238
Lease fleet, net	429,388	448,454
Goodwill	109,943	110,924
Other intangible assets, net	25,150	23,851

Total assets	$689,687	$714,722

Liabilities
Trade payables and accrued liabilities	$50,545	$53,812
Income taxes payable	361	—
Unearned revenue and advance payments	19,226	20,208
Senior and other debt, net	427,218	412,020
Fair value of bifurcated derivatives in Convertible Note	15,583	16,910
Deferred tax liabilities	34,969	37,975

Total liabilities	547,902	540,925

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2018 and December 31, 2018	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 27,017,606 shares issued and outstanding at June 30, 2018 and 30,309,821 at December 31, 2018	3	3

Additional paid-in capital	139,547	184,406

Accumulated other comprehensive loss	(17,091)	(17,568)

Accumulated deficit	(21,278)	(33,648)

Total General Finance Corporation stockholders’ equity	141,281	173,293

Equity of noncontrolling interests	504	504

Total equity	141,785	173,797

Total liabilities and equity	$689,687	$714,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018

				(As Restated)

Revenues
Sales:
Lease inventories and fleet	$36,065	$31,813	$61,447	$67,449
Manufactured units	2,080	2,671	3,983	6,509

	38,145	34,484	65,430	73,958
Leasing	53,985	63,509	103,617	121,827

	92,130	97,993	169,047	195,785

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	25,900	23,289	44,310	50,110
Manufactured units	1,964	2,271	4,140	5,369
Direct costs of leasing operations	21,951	23,574	43,006	45,928
Selling and general expenses	17,725	20,350	37,228	39,663
Depreciation and amortization	9,531	11,054	19,657	21,055

Operating income	15,059	17,455	20,706	33,660

Interest income	23	33	38	81
Interest expense	(9,447)	(8,868)	(15,269)	(17,493)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(1,717)	(9,332)	(1,717)	(21,698)
Foreign exchange and other	(135)	(1,782)	(1,337)	(3,293)

	(11,276)	(19,949)	(18,285)	(42,403)

Income (loss) before provision for income taxes	3,783	(2,494)	2,421	(8,743)

Provision for income taxes	809	1,712	291	3,627

Net income (loss)	2,974	(4,206)	2,130	(12,370)

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)

Noncontrolling interests	—	—	801	—

Net income (loss) attributable to common stockholders	$2,052	$(5,128)	$1,087	$(14,214)

Net income (loss) per common share:
Basic	$0.08	$(0.17)	$0.04	$(0.50)
Diluted	0.08	(0.17)	0.04	(0.50)

Weighted average shares outstanding:
Basic	26,636,594	29,907,679	26,624,141	28,649,451
Diluted	27,311,401	29,907,679	27,297,266	28,649,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2017	2018	2017	2018

				(As Restated)

Net income (loss)	$2,974	$(4,206)	$2,130	$(12,370)

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $6 and $44 and $46 and $88 in the quarter and six months ended December 31, 2017 and 2018, respectively	(41)	(21)	84	(35)

Cumulative translation adjustment	(249)	(783)	3,629	(442)

Total comprehensive income (loss)	2,684	(5,010)	5,843	(12,847)

Allocated to noncontrolling interests	—	—	(1,095)	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$2,684	$(5,010)	$4,748	$(12,847)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

(As Restated)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785

Share-based compensation	—	—	1,341	—	—	1,341	—	1,341

Preferred stock dividends	—	—	(1,844)	—	—	(1,844)	—	(1,844)

Issuance of 142,463 shares of common stock on exercises of stock options	—	—	856	—	—	856	—	856
Grant of 24,855 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—

Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	44,506	—	—	44,506	—	44,506

Net loss	—	—	—	—	(12,370)	(12,370)	—	(12,370)

Fair value change in derivative, net of related tax effect	—	—	—	(35)	—	(35)	—	(35)

Cumulative translation adjustment	—	—	—	(442)	—	(442)	—	(442)

Total comprehensive income	—	—	—	—	—	(12,847)	—	(12,847)

Balance at December 31, 2018	$40,100	$3	$184,406	$(17,568)	$(33,648)	$173,293	$504	$173,797

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

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and accounted for on a standalone basis (see Note 13). The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

period, with any changes in value reported in the accompanying consolidated statements of operations. At December 31, 2018, the fair value of this bifurcated derivative was $16,910,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

The Company evaluated the Convertible Note at its issuance and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Note, met the definition of a derivative and none of the exceptions applied. As a result, the Company separately accounted for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Note. The Company determined the fair value of the bifurcated derivative using a valuation model and market prices and reassessed its fair value at the end of each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 10, 2018, prior to conversion, the fair value of this bifurcated derivative was $29,288,000, of which $20,370,000 was extinguished upon the conversion of the Convertible Note into shares of the Company’s common stock. The value of the shares received was recorded as a benefit to equity of $44,506,000 in FY 2019.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2018	December 31, 2018

Swap Contracts	Trade payables and accrued liabilities	$223	$272

Forward-Exchange Contracts	Trade and other receivables	298	179

	Trade payables and accrued liabilities	—	14

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	15,583	16,910

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Quarter Ended December 31,		Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2017	2018	2017	2018 (As Restated)

Swap Contracts	Unrealized gain (loss) included in “Interest expense”	$(3)	$—	$—	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) included in “Foreign exchange and other”	182	(34)	392	(127)
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	(1,717)	(9,332)	(1,717)	(21,698)

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

	June 30,	December 31,

	2018	2018
Notional amounts	$8,950	$9,167
Exchange/Strike Rates (AUD to USD)	0.68142 – 0.80004	0.65362 – 0.73675
Fair Value of Combined Contracts	$298	$165

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December,
	2017	2018

		(As Restated)
Cash flows from operating activities
Net income ( loss)	$2,130	$(12,370)
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(5)	(75)
Gain on sales of lease fleet	(3,746)	(4,229)
Gains on bargain purchases of businesses	—	(1,767)
Unrealized foreign exchange loss	1,332	1,268
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	—	3,554
Unrealized (gain) loss on forward exchange contracts	(392)	127
Change in valuation of bifurcated derivatives in Convertible Note	1,717	21,698
Depreciation and amortization	19,992	21,258
Amortization of deferred financing costs	1,302	1,420
Accretion of interest	344	(555)
Interest deferred on Senior Term Note	—	3,191
Share-based compensation expense	2,097	1,341
Deferred income taxes	(1,402)	3,251
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(10,424)	(4,852)
Inventories	(2,731)	(12,937)
Prepaid expenses and other	562	(2,488)
Trade payables, accrued liabilities and unearned revenues	3,038	2,011
Income taxes	801	(473)

Net cash provided by operating activities	$14,615	$19,373

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. Restatement

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended December 31, 2018, the Company’s management determined that accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The correcting adjustment does not affect the Company’s reported revenues, its cash flows or its cash/liquidity position. However, if the charge had been recorded properly, net loss and the net loss attributable to common stockholders for FY 2019 would have been increased by $8,918,000. As a result, the condensed consolidated financial statements have been restated from the amounts previously reported to reflect the proper recording of the valuation of the minimum return provision of the Convertible Note as a charge to the condensed consolidated statements of operations, as follows (in thousands, except share and per share data):

	Six Months Ended December 31, 2018 (Unaudited)

	As Previously Reported	As Restated

Loss on change in valuation of bifurcated derivatives in Convertible Note	$(12,780)	$(21,698)
Net loss	(3,452)	(12,370)
Net loss attributable to common stockholders	(5,296)	(14,214)
Basic and diluted net loss per common share:	$(0.18)	$(0.50)

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

Change in Valuation of Bifurcated Derivatives. FY 2019 and FY 2018 include non-cash charges of $21.7 million and $1.7 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 and Note 13 of Notes to Condensed Consolidated Financial Statements).

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

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders was $14.2 million in FY 2019 versus net income of $1.1 million in FY 2018, a loss between the periods of $13.1 million. This was primarily due to the non-cash charges for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note and realized foreign exchange loss prior to its conversion to equity, lower operating profit in the Asia-Pacific area, unrealized foreign exchange losses and higher interest expense and income taxes; offset somewhat by higher operating profit in North America.

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2017	2018	2017	2018

Net income (loss)	$2,974	$(4,206)	$2,130	$(12,370)
Add (deduct) —
Provision for income taxes	809	1,712	291	3,627
Change in valuation of bifurcated derivatives in Convertible Note	1,717	9,332	1,717	21,698
Foreign currency exchange and other loss (gain)	135	1,782	1,337	3,293
Interest expense	9,447	8,868	15,269	17,493
Interest income	(23)	(33)	(38)	(81)
Depreciation and amortization	9,668	11,155	19,992	21,258
Share-based compensation expense	439	663	2,097	1,341
Refinancing costs not capitalized	—	448	—	448

Adjusted EBITDA	$25,166	$29,721	$42,795	$56,707

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

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $19.4 million during FY 2019 versus $14.6 million during FY 2018, an increase of $4.8 million between the periods. The net loss in FY 2019 of $12.4 million was $14.5 million worse than the net income in FY 2018 of $2.1 million and our management of operating assets and liabilities in FY 2019, when compared to FY 2018, further reduced cash by approximately $10.0 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Condensed Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $0.8 million between the periods. Share-based compensation was $1.3 million in FY 2019 versus $2.1 million in FY 2018. However, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased operating cash flow by $0.5 million between the periods, from a net cash increase of $0.9 million in FY 2018 to a net cash increase of $1.4 million in FY 2019. Also, cash from operating activities between the periods significantly increased by approximately $23.6 million as a result of non-cash adjustments of $21.7 million in FY 2019 relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Note, versus $1.7 million in FY 2018, and the non-cash realized foreign exchange loss of $3.6 million prior to its conversion to equity in FY 2019 (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $3.7 million, from an aggregate $21.6 million in FY 2018 to $25.3 million in FY 2019; and operating cash flows were further enhanced by $4.7 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $3.3 million versus reducing cash by $1.4 million in FY 2018. During FY 2019 and FY 2018, the net gain on the sales of lease fleet reduced operating cash flows by $4.2 million and $3.7 million, respectively.

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

As disclosed in Note 13 to Condensed Consolidated Financial Statements, we have restated our previously issued condensed consolidated financial statements for the quarters ended September 30, 2018 and December 31, 2018. Specifically, the accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5 of Notes to Condensed Consolidated Financial Statements) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The accounting for this valuation was identified during our third quarter, corrected, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q/A reflect the proper accounting for this bifurcated derivative. In light of our determination that there were material inaccuracies in the financial information for the quarter ended September 30, 2018, and for the six months ended December 31, 2018, both of which were included in the original Quarterly Report for the quarters ended September 30, 2018 and December 31, 2018, respectively, our Chief Executive Officer and Chief Financial Officer have concluded that a control deficiency that existed at June 30, 2018 with respect to the identification, interpretation and application of accounting for highly technical or non-routine and complex accounting transactions constituted a material weakness in internal control over financial reporting.

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

Other than the changes made to address the material deficiency described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 or the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock

4.1	Second Supplemental Indenture dated as of October 31, 2018, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed November 1, 2018)

10.1	Amendment No. 8 to Amended and Restated Credit Agreement dated as of December 24, 2018 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, B.M. (“BHI”), Associated Bank (“Associated” and collectively with Wells Fargo, East West, CIT, CIBC, Key Bank and BHI, the “Lenders”), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated December 24, 2018 by PV Acquisition Corp. and GFN Manufacturing Corporation (incorporated by reference to Registrant’s Form 8-K filed December 26, 2018)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q/A for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019

GENERAL FINANCE CORPORATION

By:	/s/ Jody E. Miller

Jody E. Miller
Chief Executive Officer

By:	/s/ Charles E. Barrantes

Charles E. Barrantes
Chief Financial Officer