Form 10-Q
period 2019-03-31
General Finance CORP
filed 2019-05-14
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,341,321 shares outstanding as of May 2, 2019.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2018	March 31, 2019

Assets
Cash and cash equivalents	$21,617	$6,814
Trade and other receivables, net of allowance for doubtful accounts of $5,687 and $5,843 at June 30, 2018 and March 31, 2019, respectively	50,525	54,912
Inventories	22,731	36,962
Prepaid expenses and other	8,023	11,384
Property, plant and equipment, net	22,310	23,272
Lease fleet, net	429,388	455,634
Goodwill	109,943	111,403
Other intangible assets, net	25,150	22,774

Total assets	$689,687	$723,155

Liabilities
Trade payables and accrued liabilities	$50,545	$46,169
Income taxes payable	361	—
Unearned revenue and advance payments	19,226	21,825
Senior and other debt, net	427,218	424,670
Fair value of bifurcated derivatives in Convertible Note	15,583	18,041
Deferred tax liabilities	34,969	38,969

Total liabilities	547,902	549,674

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2018 and $40,702 at March 31, 2019	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 27,017,606 shares issued and outstanding at June 30, 2018 and 30,341,321 at March 31, 2019	3	3

Additional paid-in capital	139,547	184,141

Accumulated other comprehensive loss	(17,091)	(17,287)

Accumulated deficit	(21,278)	(33,980)

Total General Finance Corporation stockholders’ equity	141,281	172,977
Equity of noncontrolling interests	504	504

Total equity	141,785	173,481

Total liabilities and equity	$689,687	$723,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019

Revenues
Sales:
Lease inventories and fleet	$27,251	$25,204	$88,698	$92,653
Manufactured units	2,349	1,432	6,332	7,941

	29,600	26,636	95,030	100,594
Leasing	54,821	59,573	158,438	181,400

	84,421	86,209	253,468	281,994

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	19,729	18,100	64,039	68,210
Manufactured units	2,126	1,231	6,266	6,600
Direct costs of leasing operations	22,684	22,923	65,690	68,851
Selling and general expenses	18,996	20,647	56,224	60,310
Depreciation and amortization	10,014	10,897	29,671	31,952

Operating income	10,872	12,411	31,578	46,071

Interest income	43	27	81	108
Interest expense	(9,398)	(10,207)	(24,667)	(27,700)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(504)	(1,131)	(2,221)	(22,829)
Foreign exchange and other	(1,348)	(3)	(2,685)	(3,296)

	(11,207)	(11,314)	(29,492)	(53,717)

Income (loss) before provision for income taxes	(335)	1,097	2,086	(7,646)

Provision for income taxes	228	1,429	519	5,056

Net income (loss)	(563)	(332)	1,567	(12,702)

Preferred stock dividends	(922)	(922)	(2,766)	(2,766)

Noncontrolling interests	—	—	801	—

Net loss attributable to common stockholders	$(1,485)	$(1,254)	$(398)	$(15,468)

Net loss per common share:
Basic	$(0.06)	$(0.04)	$(0.02)	$(0.53)
Diluted	(0.06)	(0.04)	(0.02)	(0.53)

Weighted average shares outstanding:
Basic	26,301,706	29,975,295	26,210,697	29,084,947
Diluted	26,301,706	29,975,295	26,210,697	29,084,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2018	2019	2018	2019

Net income (loss)	$(563)	$(332)	$1,567	$(12,702)

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $78 and $34 and $7 and $94 in the quarter and nine months ended March 31, 2018 and 2019, respectively	(184)	(135)	(100)	(170)

Cumulative translation adjustment	(138)	416	3,491	(26)

Total comprehensive income (loss)	(885)	(51)	4,958	(12,898)

Allocated to noncontrolling interests	—	—	(1,095)	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(885)	$(51)	$3,863	$(12,898)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$223,248
Share-based compensation	—	—	1,067	—	—	1,067	591	1,658
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,038)	(1,038)
Net loss	—	—	—	—	(43)	(43)	(801)	(844)
Fair value change in derivative, net of related tax effect	—	—	—	64	—	64	61	125
Cumulative translation adjustment	—	—	—	2,043	—	2,043	1,835	3,878

Total comprehensive income	—	—	—	—	—	2,064	1,095	3,159

Acquisition of noncontrolling interest in Royal Wolf	—	—	17,744	(4,748)	—	12,996	(88,246)	(75,250)

Balance at September 30, 2017	$40,100	$3	$138,259	$(14,996)	$(13,015)	$150,351	$504	$150,855

Share-based compensation	—	—	439	—	—	439	—	439
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Issuance of 22,500 shares of common stock on exercises of stock options	—	—	34	—	—	34	—	34
Grant of 35,430 shares of restricted stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	2,974	2,974	—	2,974
Fair value change in derivative, net of related tax effect	—	—	—	(41)	—	(41)	—	(41)
Cumulative translation adjustment	—	—	—	(249)	—	(249)	—	(249)

Total comprehensive income	—	—	—	—	—	2,684	—	2,684

Acquisition of noncontrolling interest in Royal Wolf	—	—	523	—	—	523	—	523

Balance at December 31, 2017	$40,100	$3	$138,333	$(15,286)	$(10,041)	$153,109	$504	$153,613

Share-based compensation	—	—	889	—	—	889	—	889
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Issuance of 40,863 shares of common stock on exercises of stock options	—	—	127	—	—	127	—	127
Grant of 42,773 shares of common stock	—	—	—	—	—	—	—	—
Refund from terminated Royal Wolf LTI Plan trust	—	—	338	—	—	338	—	338
Net loss	—	—	—	—	(563)	(563)	—	(563)
Fair value change in derivative, net of related tax effect	—	—	—	(184)	—	(184)	—	(184)
Cumulative translation adjustment	—	—	—	(138)	—	(138)	—	(138)

Total comprehensive loss	—	—	—	—	—	(885)	—	(885)

Acquisition of noncontrolling interest in Royal Wolf	—	—	13	—	—	13	—	13

Balance at March 31, 2018	$40,100	$3	$138,778	$(15,608)	$(10,604)	$152,669	$504	$153,173

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785

Share-based compensation	—	—	678	—	—	678	—	678

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 101,369 shares of common stock on exercises of stock options	—	—	634	—	—	634	—	634

Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—

Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	44,506	—	—	44,506	—	44,506

Net loss	—	—	—	—	(8,164)	(8,164)	—	(8,164)

Fair value change in derivative, net of related tax effect	—	—	—	(14)	—	(14)	—	(14)

Cumulative translation adjustment	—	—	—	341	—	341	—	341

Total comprehensive loss	—	—	—	—	—	(7,837)	—	(7,837)

Balance at September 30, 2018	$40,100	$3	$184,443	$(16,764)	$(29,442)	$178,340	$504	$178,844

Share-based compensation	—	—	663	—	—	663	—	663

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 41,094 shares of common stock on exercises of stock options	—	—	222	—	—	222	—	222

Grant of 24,855 shares of restricted stock	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	(4,206)	(4,206)	—	(4,206)

Fair value change in derivative, net of related tax effect	—	—	—	(21)	—	(21)	—	(21)

Cumulative translation adjustment	—	—	—	(783)	—	(783)	—	(783)

Total comprehensive loss	—	—	—	—	—	(5,010)	—	(5,010)

Balance at December 31, 2018	$40,100	$3	$184,406	$(17,568)	$(33,648)	$173,293	$504	$173,797

Share-based compensation	—	—	655	—	—	655	—	655

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 500 shares of common stock on exercises of stock options	—	—	2	—	—	2	—	2

Grant of 31,000 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	(332)	(332)	—	(332)

Fair value change in derivative, net of related tax effect	—	—	—	(135)	—	(135)	—	(135)

Cumulative translation adjustment	—	—	—	416	—	416	—	416

Total comprehensive loss	—	—	—	—	—	(51)	—	(51)

Balance at March 31, 2019	$40,100	$3	$184,141	$(17,287)	$(33,980)	$172,977	$504	$173,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Nine Months Ended March 31,
	2018	2019

Net cash provided by operating activities (Note 10)	$32,856	$27,980

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(14,397)	(17,077)
Acquisition of the noncontrolling interest in Royal Wolf	(73,251)	—
Proceeds from sales of property, plant and equipment	72	244
Purchases of property, plant and equipment	(3,068)	(5,855)
Proceeds from sales of lease fleet	19,505	20,635
Purchases of lease fleet	(37,979)	(53,681)
Other intangible assets	(126)	(105)

Net cash used in investing activities	(109,244)	(55,839)

Cash flows from financing activities:
Repayments of equipment financing activities	(384)	(342)
Repayment of Credit Suisse Term Loan	(10,000)	—
Repayment of ANZ/CBA Credit Facility	(81,521)	—
Proceeds from issuance of Bison Capital Notes	80,000	—
Repayment of Bison Capital Senior Term Note	—	(63,311)
Proceeds from senior and other debt borrowings, net	100,228	79,938
Deferred financing costs	(3,836)	(427)
Proceeds from issuances of common stock	161	858
Dividends and distributions by subsidiaries	(1,038)	—
Refund from terminated Royal Wolf LTI Plan trust	338	—
Preferred stock dividends	(2,766)	(2,766)

Net cash provided by financing activities	81,182	13,950

Net increase (decrease) in cash	4,794	(13,909)

Cash and equivalents at beginning of period	7,792	21,617

The effect of foreign currency translation on cash	(1,759)	(894)

Cash and equivalents at end of period	$10,827	$6,814

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $919 and $1,734 as part of the consideration for business acquisitions during the nine months ended March 31, 2018 and 2019, respectively (see Note 4).

On September 10, 2018, the Company forced the conversion of the aggregate $26,000 principal balance of the Bison Capital Convertible Note into 3,058,824 shares of GFN common stock (see Note 5).

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

Unless otherwise indicated, references to “FY 2018” and “FY 2019” are to the nine months ended March 31, 2018 and 2019, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,

	2018	2019

Finished goods	$18,971	$32,255
Work in progress	1,442	2,389
Raw materials	2,318	2,318

	$22,731	$36,962

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,

		2018	2019

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including capital lease assets)	3 — 20 years	43,078	47,340
Furniture, fixtures and office equipment	3 — 10 years	11,959	13,251

		62,098	67,652
Less accumulated depreciation and amortization		(39,788)	(44,380)

		$22,310	$23,272

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2018 and March 31, 2019, the gross costs of the lease fleet were $555,263,000 and $595,586,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2018			March 31, 2019

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,484	$(453)	$5,031
Customer base and lists	29,057	(14,150)	14,907	30,908	(16,396)	14,512
Non-compete agreements	9,005	(7,130)	1,875	8,774	(7,898)	876
Deferred financing costs	3,522	(1,905)	1,617	3,563	(2,174)	1,389
Other	4,683	(2,965)	1,718	4,303	(3,337)	966

	$51,753	$(26,603)	$25,150	$53,032	$(30,258)	$22,774

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

	Quarter Ended March 31,		Nine Months Ended March 31,

	2018	2019	2018	2019

Basic	26,301,706	29,975,295	26,210,697	29,084,947
Dilutive effect of common stock equivalents	—	—	—	—

Diluted	26,301,706	29,975,295	26,210,697	29,084,947

Potential common stock equivalents totaling 5,681,959 for both the quarter ended March 31, 2018 and FY 2018, respectively, and 2,167,371 for both the quarter ended March 31, 2019 and FY 2019 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 840. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during the quarter ended March 31, 2019 and FY 2019 and the quarter ended March 31, 2018 and FY 2018 were $13,855,000 and $41,560,000 and $12,114,000 and $34,963,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 840. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of March 31, 2019 and June 30, 2018, we had approximately $21,825,000 and $19,226,000, respectively, of unearned rental revenue included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. Revenues of $1,005,000 and $11,405,000, which were included in the unearned rental revenue balance at June 30, 2018, were recognized during the quarter ended March 31, 2019 and FY 2019, respectively. We expect to perform the remaining performance obligations and recognize the unearned rental revenue generally within the next twelve months.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of March 31, 2019 and June 30, 2018, the Company had $238,556 and $238,956, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

Disaggregated Rental Revenue

In the following table, total revenue is disaggregated by revenue type for the periods indicated. The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	Quarter Ended March 31, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$14,386	$-	$14,386	$-	$-	$14,386	$10,818	$25,204
Sales manufactured units	-	-	-	2,736	(1,304)	1,432	-	1,432

Total non-lease revenues	14,386	-	14,386	2,736	(1,304)	15,818	10,818	26,636

Leasing:
Rental revenue	22,519	5,906	28,425	-	(424)	28,001	12,872	40,873
Rental-related services	9,289	5,508	14,797	-	-	14,797	3,903	18,700

Total leasing revenues	31,808	11,414	43,222	-	(424)	42,798	16,775	59,573

Total revenues	$46,194	$11,414	$57,608	$2,736	$(1,728)	$58,616	$27,593	$86,209

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended March 31, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$53,949	$-	$53,949	$-	$-	$53,949	$38,704	$92,653
Sales manufactured units	-	-	-	10,670	(2,729)	7,941	-	7,941

Total non-lease revenues	53,949	-	53,949	10,670	(2,729)	61,890	38,704	100,594

Leasing:
Rental revenue	68,483	20,029	88,512	-	(1,515)	86,997	37,958	124,955
Rental-related services	27,980	17,301	45,281	-	-	45,281	11,164	56,445

Total leasing revenues	96,463	37,330	133,793	-	(1,515)	132,278	49,122	181,400

Total revenues	$150,412	$37,330	$187,742	$10,670	$(4,244)	$194,168	$87,826	$281,994

	Quarter Ended March 31, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$13,667	$20	$13,687	$-	$-	$13,687	$13,564	$27,251
Sales manufactured units	-	-	-	3,272	(923)	2,349	-	2,349

Total non-lease revenues	13,667	20	13,687	3,272	(923)	16,036	13,564	29,600

Leasing:
Rental revenue	18,885	5,991	24,876	-	(304)	24,572	12,881	37,453
Rental-related services	9,183	4,375	13,558	-	-	13,558	3,810	17,368

Total leasing revenues	28,068	10,366	38,434	-	(304)	38,130	16,691	54,821

Total revenues	$41,735	$10,386	$52,121	$3,272	$(1,227)	$54,166	$30,255	$84,421

	Nine Months Ended March 31, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$39,005	$20	$39,025	$-	$-	$39,025	$49,673	$88,698
Sales manufactured units	-	-	-	9,856	(3,524)	6,332	-	6,332

Total non-lease revenues	39,005	20	39,025	9,856	(3,524)	45,357	49,673	95,030

Leasing:
Rental revenue	56,201	16,075	72,276	-	(797)	71,479	37,433	108,912
Rental-related services	26,214	12,199	38,413	-	-	38,413	11,113	49,526

Total leasing revenues	82,415	28,274	110,689	-	(797)	109,892	48,546	158,438

Total revenues	$121,420	$28,294	$149,714	$9,856	$(4,321)	$155,249	$98,219	$253,468

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance, as updated by ASU No. 2018-01 (January 2018), ASU No. 2018-10 (July 2018), ASU No. 2018-11 (July 2018), ASU No. 2018-20 (December 2018) and ASU No. 2019-01 (March 2019), would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During FY 2018, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation and related real estate consulting industry to assist in determining the effect of the new standard as of July 1, 2018. At that date, the Company had over 120 real estate leases worldwide and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of July 1, 2018, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $59.0 million to $68.3 million and that the related liability would be approximately $60.8 million to $70.2 million related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard. The difference in the ranges is due to the presumed renewal of leases whereby the exercise of the renewal option is twelve months or less from July 1, 2018. The Company will continue to evaluate existing renewal options in excess of one year as to the probability of exercising renewal options and is currently evaluating its equipment and other finance leases and its lessor accounting under the new standard. In addition, the Company is evaluating its proposed transition method in accordance with guidance issued by the FASB in July 2018. The Company will continue this effort in a manner to be appropriately prepared for its implementation on or before July 1, 2019.

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2018 and March 31, 2019, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2018 and March 31, 2019, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000 and $40,600,000, respectively. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pair passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of March 31, 2019, since issuance, dividends paid or payable totaled $99,000 for the Series B Preferred Stock and dividends paid totaled $20,850,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 27, 2019, the Company, through Pac-Van, purchased the container and trailer business of BBS Leasing, LLP (“BBS Leasing”) for approximately $1,117,000, which included a general indemnity and other adjustment amounts of $100,000. BBS Leasing is located in Fort Worth, Texas.

The preliminary allocation for the acquisition in FY 2019 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Spacewise NZ July 2, 2018	Delmarva August 9, 2018	Instant Storage September 21, 2018	Tilton October 5, 2018	BBS Leasing March 27, 2019	Total

Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$—	$—	$—	$—
Inventories	995	157	555	318	355	2,380
Property, plant and equipment	79	38	465	329	—	911
Lease fleet	6,834	893	3,013	2,775	234	13,749
Unearned revenue and advance payments	(5)	(112)	(289)	(260)	(35)	(701)
Deferred income taxes	(225)	—	—	—	—	(225)

Total net tangible assets acquired and liabilities assumed	7,678	976	3,744	3,162	554	16,114

Fair value of intangible assets acquired:
Non-compete agreement	67	7	44	42	15	175
Customer lists/relationships	734	—	369	576	254	1,933
Other	—	—	(306)	—	—	(306)
Goodwill	—	—	717	1,651	294	2,662

Total intangible assets acquired	801	7	824	2,269	563	4,464

Total purchase consideration	$8,479	$983	$4,568	$5,431	$1,117	$20,578

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

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Instant Storage, Tilton and BBS Leasing acquisitions are deductible for U.S. income tax purposes.

The Company incurred approximately $20,000 and $84,000 during the quarter ended March 31, 2018 and FY 2018, respectively; and $162,000 and $285,000 during the quarter ended March 31, 2019 and FY 2019, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended on June 25, 2018 and March 22, 2019 (the “Deutsche Bank Credit Facility”), consists of a $30,530,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $82,714,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,200,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expenditures and general corporate purposes; and a $26,625,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $2,038,700 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $746,600 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 3.0% and 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2020 and 2021, with no prepayment penalty due after March 22, 2021.

The Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined. The Deutsche Bank Credit Facility Agreement also requires Royal Wolf to prepay amounts borrowed by a percentage of excess cash flow, as defined, as of the end of each fiscal year, depending on the net leverage ratio as of such date.

At March 31, 2019, the Deutsche Bank Credit Facility totaled $140,785,000 (AUS$198,291,000), net of deferred financing costs of $1,331,000 (AUS$1,874,000), and availability, including cash at the bank, totaled $14,337,000 (AUS$20,193,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.709992 U.S. dollar and one New Zealand dollar to 0.681018 U.S. dollar at March 31, 2019.

Bison Capital Notes

General

On September 19, 2017, Bison Capital Equity Partners V, L.P and its affiliates (“Bison Capital”), GFN, GFN U.S., GFNAPH and GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”), entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse, to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.

The Bison Capital Notes had a maturity of five years and bore interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018. The Bison Capital Notes may have been prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary of issuance, at 101% of the original principal amount, plus accrued interest, after the second anniversary and prior to the third anniversary of issuance and with no prepayment premium after the third anniversary of issuance. The Company may have elected to defer interest under the Bison Capital Notes until the second anniversary of issuance. Interest on the Bison Capital Notes were payable in Australian dollars, but the principal was to be repaid in U.S. dollars. The Bison Capital Notes were secured by a first priority security interest over all of the assets of GFN U.S., GFNAPH and GFNAPF, by the pledge by GFN U.S. of the capital stock of GFNAPH and GFNAPF and by of all of the capital stock of RWH. The Bison Capital Notes were subject to all terms, conditions and covenants set forth in the Amended Securities Purchase Agreement. The Amended Securities Purchase Agreement contained certain financial and other customary and restrictive covenants, including, among other things, a minimum EBITDA requirement to equal or exceed AUS$30,000,000 per trailing 12-month period. In addition, the Bison Capital Notes must have been repaid upon a change of control, as defined. GFNAPF was dissolved in September 2018.

On March 25, 2019, the Senior Term Note was repaid in full by proceeds totaling $63,311,000 (AUS$89,804,000) borrowed under the Deutsche Bank Credit Facility, which included interest the Company elected to defer and a prepayment fee of two percent.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018.    The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and separately accounted for on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At March 31, 2019, the fair value of this bifurcated derivative was $18,041,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

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

At March 31, 2019, borrowings and availability under the Wells Fargo Credit Facility totaled $201,800,000 and $51,937,000, respectively.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,824,000 and $76,038,000, net of unamortized debt issuance costs of $1,566,000 and $1,352,000, at June 30, 2018 and March 31, 2019, respectively).

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

Other

At March 31, 2019, equipment financing and other debt totaled $6,047,000.

The Company was in compliance with the financial covenants under all its credit facilities as of March 31, 2019.

The weighted-average interest rate in the Asia-Pacific area was 10.4% and 10.0% during the quarter ended March 31, 2018 and FY 2018, respectively, and 13.7% and 10.7% during the quarter ended March 31, 2019 and FY 2019, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion.    The weighted-average interest rate in North America was 6.2% and 6.0% during the quarter ended March 31, 2018 and FY 2018, respectively, and 6.2% and 6.7% during the quarter ended March 31, 2019 and FY 2019, respectively; which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2018	March 31, 2019

Swap Contracts	Trade payables and accrued liabilities	$223	$451

Forward-Exchange Contracts	Trade and other receivables	298	20

	Trade payables and accrued liabilities	—	5

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	15,583	18,041

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		Quarter Ended March 31,		Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2018	2019	2018	2019

Swap Contracts	Unrealized gain (loss) included in “Interest expense”	$9	$—	$9	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) included in “Foreign exchange and other”	10	(152)	402	(279)

Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	(504)	(1,131)	(2,221)	(22,829)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In the year ended June 30, 2017 (“FY 2017”), the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and only a nominal gain in FY 2018. During the quarter ended December 31, 2017, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In the quarter ended March 31, 2018, the Company recorded in interest expense an unrealized gain of $9,000 for the portion considered ineffective. There was no ineffective portion recorded in FY 2019.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2018 and March 31, 2019, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	March 31,

	2018	2019
Notional amounts	$37,055	$35,450
Fixed/Strike Rates	7.414%	7.414%
Floating Rates	7.16%	6.821%
Fair Value of Combined Contracts	$(223)	$(451)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2018, there were 32 open forward exchange contracts that mature between July 2018 and November 2018; and, as of March 31, 2019, there were 39 open forward exchange contracts that mature between May 2019 and August 2019, as follows (dollars in thousands):

	June 30,	March 31,

	2018	2019
Notional amounts	$8,950	$5,769
Exchange/Strike Rates (AUD to USD)	0.68142 – 0.80004	0.67233 – 0.72032
Fair Value of Combined Contracts	$298	$15

For the quarter ended March 31, 2018 and 2019, net unrealized and realized foreign exchange gains (losses) totaled $(1,390,000) and $37,000 and $6,602,000 and $(6,454,000), respectively. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(2,722,000) and $(369,000), and $5,334,000 and $(10,141,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2018 was determined to be approximately $423,029,000. The Company also determined that the fair value of its other debt of $6,652,000 at June 30, 2018 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at March 31, 2019 have not changed significantly from June 30, 2018. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2019 would not vary significantly from the proportion determined at June 30, 2018.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 and $84,000 during the quarter ended March 31, 2018 and FY 2018, respectively; and $29,000 and $84,000 during the quarter ended March 31, 2019 and FY 2019, respectively.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $33,000 and $98,000 during the quarter ended March 31, 2018 and FY 2018, respectively; and $38,000 and $138,000 during the quarter ended March 31, 2019 and FY 2019, respectively.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At March 31, 2019, 827,559 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2019, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2019 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2018	1,824,910	$4.52
Granted	3,249	10.34
Exercised	(142,963)	6.01
Forfeited or expired	(9,000)	6.50

Outstanding at March 31, 2019	1,676,196	$4.39	5.3

Vested and expected to vest at March 31, 2019	1,676,196	$4.39	5.3

Exercisable at March 31, 2019	1,360,361	$4.03	4.6

At March 31, 2019, outstanding time-based options and performance-based options totaled 1,087,972 and 588,224, respectively. Also at that date,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company’s market price for its common stock was $9.33 per share, which was above the exercise prices of substantially all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $8,514,800. Share-based compensation of $8,755,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2019. At that date, there remains $860,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 0.9 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value

Nonvested at June 30, 2018	379,850	$6.32	211,763	$7.15
Granted	55,855	11.11	20,590	10.34
Vested	(83,717)	5.46	(66,073)	7.15
Forfeited	—	—	(27,093)	7.15

Nonvested at March 31, 2019	351,988	$7.29	139,187	$7.62

Share-based compensation of $4,168,000 and $693,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2019. At that date, there remains $1,843,000 for the restricted stock and $861,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.9 years for the restricted stock and 1.3 to 2.5 years for the RSU.

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

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2018 and March 31, 2019, reported liability totaled $691,000 and $1,091,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2018	2019

Cash flows from operating activities
Net loss	$1,567	$(12,702)
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(11)	(76)
Gain on sales of lease fleet	(5,407)	(6,219)
Gains on bargain purchases of businesses	—	(1,767)
Unrealized foreign exchange loss (gain)	2,722	(5,334)
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	—	3,554
Unrealized (gain) loss on forward exchange contracts	(402)	279
Unrealized gain on interest rate swap	(9)	—
Change in valuation of bifurcated derivatives in Convertible Note	2,221	22,829
Depreciation and amortization	30,123	32,256
Amortization of deferred financing costs	1,822	2,446
Accretion of interest	596	(529)
Interest deferred on Senior Term Note	—	4,798
Share-based compensation expense	2,986	1,996
Deferred income taxes	(1,386)	4,233
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(9,129)	(4,858)
Inventories	851	(12,456)
Prepaid expenses and other	(1,195)	(3,404)
Trade payables, accrued liabilities and unearned revenues	6,668	3,225
Income taxes	839	(291)

Net cash provided by operating activities	$32,856	$27,980

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

	Quarter Ended March 31, 2019

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$14,386	$-	$14,386	$2,736	$(1,304)	$15,818	$10,818	$26.636

Leasing	31,808	11,414	43,222	-	(424)	42,798	16,775	59,573

	$46,194	$11,414	$57,608	$2,736	$(1,728)	$58,616	$27,593	$86,209

Share-based compensation	$86	$9	$95	$7	$393	$495	$160	$655

Depreciation and amortization	$3,950	$2,403	$6,353	$101	$(189)	$6,265	$4,733	$10,998

Operating income	$8,154	$2,708	$10,862	$(91)	$(1,484)	$9,287	$3,124	$12,411

Interest income	$-	$-	$-	$-	$3	$3	$24	$27

Interest expense	$2,680	$250	$2,930	$53	$1,716	$4,699	$5,508	$10,207

	Nine Months Ended March 31, 2019

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$53,949	$-	$53,949	$10,670	$(2,729)	$61,890	$38,704	$100,594

Leasing	96,463	37,330	133,793	-	(1,515)	132,278	49,122	181,400

	$150,412	$37,330	$187,742	$10,670	$(4,244)	$194,168	$87,826	$281,994

Share-based compensation	$234	$23	$257	$19	$1,176	$1,452	$544	$1,996

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$11,455	$7,153	$18,608	$304	$(562)	$18,350	$13,906	$32,256

Operating income	$28,962	$11,730	$40,692	$518	$(4,116)	$37,094	$8,977	$46,071

Interest income	$-	$-	$-	$-	$5	$5	$103	$108

Interest expense	$8,511	$939	$9,450	$212	$5,126	$14,788	$12,912	$27,700

Additions to long-lived assets	$39,112	$1,771	$40,883	$20	$(162)	$40,741	$18,795	$59,536

	At March 31, 2019

Long-lived assets	$293,773	$46,038	$339,811	$1,800	$(9,693)	$331,918	$146,988	$478,906

Goodwill	$64,336	$20,782	$85,118	$-	$-	$85,118	$26,285	$111,403

	At June 30, 2018
Long-lived assets	$264,651	$49,352	$314,003	$2,083	$(10,099)	$305,987	$145,711	$451,698

Goodwill	$61,693	$20,782	$82,475	$-	$-	$82,475	$27,468	$109,943

	Quarter Ended March 31, 2018

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia –Pacific Leasing	Consolidated

Revenues:

Sales	$13,667	$20	$13,687	$3,272	$(923)	$16,036	$13,564	$29,600

Leasing	28,068	10,366	38,434	—	(304)	38,130	16,691	54,821

	$41,735	$10,386	$52,121	$3,272	$(1,227)	$54,166	$30,255	$84,421

Share-based compensation	$69	$11	$80	$11	$684	$775	$114	$889

Depreciation and amortization	$3,546	$2,309	$5,855	$117	$(183)	$5,789	$4,342	$10,131

Operating income	$6,611	$2,688	$9,299	$(17)	$(1,588)	$7,694	$3,178	$10,872

Interest income	$-	$-	$-	$-	$2	$2	$41	$43

Interest expense	$2,380	$452	$2,832	$94	$1,699	$4,625	$4,773	$9,398

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

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $923,000 and $3,524,000 during the quarter ended March 31, 2018 and FY 2018, respectively; and $1,304,000 and $2,729,000 during the quarter ended March 31, 2019 and FY 2019, respectively. Intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $271,000 and $698,000 during the quarter ended March 31, 2018 and FY 2018, respectively; and $391,000 and $1,416,000 during the quarter ended March 31, 2019 and FY 2019, respectively.

Note 12. Subsequent Events

On April 12, 2019, the Company announced that its Board of Directors declared a cash dividend of $2.225 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2019 through April 29, 2019, and is payable on April 30, 2019 to holders of record as of April 29, 2019.

On May 7, 2019, the Company, through Pac-Van, purchased the container and trailer business of Pier Mobile Storage, Inc. (“Pier Mobile”) for approximately $1,724,000. Pier Mobile operates from three locations in Kentucky.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of March 31, 2019, our two geographic leasing operations primarily lease and sell their products through 23 customer service centers (“CSCs”) in Australia, 14 CSCs in New Zealand, 61 branch locations in the United States and three branch locations in Canada. At that date, we had 285 and 673 employees and 47,270 and 51,487 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended March 31, 2019 (“QE FY 2019”) Compared to Quarter Ended March 31, 2018 (“QE FY 2018”)

Revenues. Revenues increased by $1.8 million, or 2%, to $86.2 million in QE FY 2019 from $84.4 million in QE FY 2018. This consisted of an increase of $5.4 million, or 10%, in revenues in our North American leasing operations, a decrease of $2.7 million, or 9%, in revenues in the Asia-Pacific area and a decrease of $0.9 million, or 39%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2019 versus FY 2018 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2019 was $0.7126 U.S. dollar compared to $0.7862 U.S. dollar during QE FY 2018. In Australian dollars, total revenues in the Asia-Pacific area increased by approximately 1% in QE FY 2019 from QE FY 2018.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased across most sectors by $4.4 million, or 11%, in QE FY 2019 from QE FY 2018; particularly in the construction and commercial sectors, which increased by an aggregate $4.4 million between the periods. At Lone Star, revenues increased by $1.0 million, or approximately 10%, from $10.4 million in QE FY 2018 to $11.4 million in QE FY 2019. The revenue decrease in the Asia-Pacific area occurred primarily because QE FY 2018 included one large sale in the utilities sector totaling approximately $1.8 million (approximately AUS$2.3 million) that was not replicated in QE FY 2019 and the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenues between the periods increased by AUS$0.2 million, primarily in the transportation and education sectors, which increased by an aggregate AUS$3.2 million; and was substantially offset by a total decrease of AUS$2.6 million in the utilities, special events and consumer sectors.

Sales and leasing revenues represented 30% and 70% of total non-manufacturing revenues, respectively, in QE FY 2019, compared to 33% and 67% of total non-manufacturing revenues, respectively in QE FY 2018.

Non-manufacturing sales during QE FY 2019 amounted to $25.2 million, compared to $27.3 million during QE FY 2018; representing a decrease of $2.1 million, or 8%. This consisted of an increase of $0.7 million, or 5%, in our North American leasing operations, and a decrease of $2.8 million, or 21%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of $3.3 million ($1.8 million decrease due to lower unit sales, $0.5 million decrease due to lower average prices and a $1.0 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.5 million ($0.8 million increase due to higher unit sales, $0.2 million decrease due to lower average prices and a $0.1 million decrease due to foreign exchange movements) in the national accounts group. As discussed above, sales in the Asia-Pacific area decreased between the periods due to one large sale in the utilities sector during QE FY 2018 that was not replicated in QE FY 2019 and the weaker Australian dollar. In Australian dollars, total sales in the Asia-Pacific area decreased by 12% in QE FY 2019 from QE FY 2018, primarily in the utilities, construction, consumer and special events sectors, which decreased by an aggregate AUS$3.6 million; and was partially offset by an increase of AUS$2.5 million in the education and transportation sectors. In our North American leasing operations, the sales increase in QE FY 2019 from QE FY 2018 was primarily in the government and construction sectors, which increased by an aggregate $1.6 million between the periods; offset somewhat by decreases in the oil and gas, mining, and services sectors, which decreased by a total of $0.9 million. The decrease at Southern Frac was primarily due from reduced sales of specialty tanks and chassis, which decreased by an aggregate $1.0 million in QE FY 2019 from QE FY 2018.

Leasing revenues totaled $59.6 million in QE FY 2019, an increase of $4.8 million, or 9%, from $54.8 million in QE FY 2018. This consisted of increases of $4.7 million, or 12%, in North America and $0.1 million, or approximately 1%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 11% percent in the Asia-Pacific area in QE FY 2019 from QE FY 2018.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 82% and 80%, respectively, during QE FY 2019, as compared to 85% and 80%, respectively, in QE FY 2018. The overall average utilization was 82% in QE FY 2019 and 84% in QE FY 2018; but the average monthly lease rate of containers increased to AUS$166 in QE FY 2019 from AUS$162 in QE FY 2018, caused primarily by higher average lease rates in portable storage and building containers between the periods. In addition, the composite average monthly number of units on lease was over 2,600 higher in QE FY 2019, as compared to QE FY 2018. Locally, in Australian dollars, leasing revenue increased across most of the sectors, but particularly in the transportation, construction, consumer and industrial sectors, which increased between the periods by an aggregate AUS$1.7 million.

In our North American leasing operations, average utilization rates were 76%, 83%, 74%, 84% and 84% and average monthly lease rates were $113, $354, $921, $323 and $788 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2019; as compared to 74%, 81%, 82%, 80% and 84% and average monthly lease rates of $118, $336, $805, $292 and $766 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2018, respectively. The average composite utilization rate was 79% QE FY 2019 and 76% in QE FY 2018, and the composite average monthly number of units on lease was over 7,000 higher in QE FY 2019 as compared to QE FY 2018. The increase in leasing revenues between the periods was across most sectors, but primarily in the oil and gas, commercial, construction and retail sectors, which increased by an aggregate $4.6 million in QE FY 2019 from QE FY 2018. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by approximately $3.7 million, or approximately 13%, in QE FY 2019 from QE FY 2018.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $1.6 million from $19.7 million during QE FY 2018 to $18.1 million during QE FY 2019, and our gross profit percentage from these non-manufacturing sales was 28% during both periods. However, fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $1.2 million in QE FY 2019, as compared to $2.1 million in QE FY 2018, resulting in a gross margin gain of $0.2 million in both QE FY 2019 and QE FY 2018

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $1.9 million, from $41.7 million during QE FY 2018 to $43.6 million during QE FY 2019; and, as a percentage of revenues, these costs also increased to 51% during QE FY 2019 from 49% in QE FY 2018. The increase as a percentage of revenues is more reflective of the impact of the reduced sales from QE FY 2018 to QE FY 2019 as opposed to the operating infrastructure not proportionately increasing with the Company’s business growth.

Depreciation and Amortization. Depreciation and amortization increased by $0.9 million to $10.9 million in QE FY 2019 from $10.0 million in QE FY 2018. The increase between the periods was in both geographic venues, with the Asia-Pacific area increasing by $0.4 million and North America increasing by $0.5 million, as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $10.2 million in QE FY 2019, increased by $0.8 million from $9.4 million in QE FY 2018. In the Asia-Pacific area, QE FY 2019 interest expense was $0.7 million higher from QE FY 2018 due primarily to a higher weighted-average interest rate between the periods, offset somewhat by lower average borrowings and the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 13.7% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2019 versus 10.4% in QE FY 2018. In North America, QE FY 2019 interest expense increased slightly by $0.1 million from QE FY 2018 due primarily to higher average borrowings between the periods. The weighted-average interest rate (which does not include the effect of the accretion of interest and amortization of deferred financing costs) was 6.2% in both QE FY 2019 and QE FY 2018.

Change in Valuation of Bifurcated Derivatives. QE FY 2019 and QE FY 2018 include a non-cash charge of $1.1 million and $0.5 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7807 at December 31, 2017, 0.7686 at March 31, 2018, 0.7055 at December 31, 2018 and 0.7099 at March 31, 2019. In QE FY 2018 and QE FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $6,602,000 and $(6,454,000) and $(1,390,000) and $37,000, respectively. In addition, in QE FY 2018 and QE FY 2019, net unrealized exchange gains on forward exchange contracts totaled $10,000 and $(152,000), respectively.

Income Taxes. Our income tax provision for QE FY 2019, which derived a very high effective tax rate on a pretax loss, was greater than the benefit that would have been derived from the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Our effective income tax rate was 68.1% in QE FY 2018 and was comprised of:

(i) A provision of $37,000 to derive a year-to-date interim effective income tax rate of 46.6%; and

(ii) A net tax charge of $191,000 for excess tax benefits and forfeitures on equity compensation awards.

In both periods, the effective tax rate also differs from the U.S. federal tax rate (28% in QE FY 2018) because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. QE FY 2019 included a tax benefit of $67,000 for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both QE FY 2019 and QE FY 2018, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $1.3 million in QE FY 2019 versus $1.5 million in QE FY 2018, an improvement between the periods of $0.2 million. This was primarily due to higher operating profit in North America and reduced foreign exchange and other charges between the periods, substantially offset by increased interest expense and higher income taxes.

Nine Months Ended March 31, 2019 (“FY 2019”) Compared to Nine Months Ended March 31, 2018 (“FY 2018”)

Revenues. Revenues increased by $28.6 million, or 11%, to $282.0 million in FY 2019 from $253.4 million in FY 2018. This consisted of an increase of $37.3 million, or 25%, in revenues in our North American leasing operations, a decrease of $10.4 million, or 11%, in revenues in the Asia-Pacific area and an increase of $1.7 million, or 27%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2019 versus FY 2018 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2019 was $0.7205 U.S. dollar compared to $0.7816 U.S. dollar during FY 2018. In Australian dollars, total revenues in the Asia-Pacific area decreased by 3% in FY 2019 from FY 2018.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased across most sectors by $28.3 million, or 23%, in FY 2019 from FY 2018; primarily in the industrial, commercial, construction, education and oil and gas sectors, which increased by an aggregate $24.0 million between the periods. At Lone Star, revenues increased by $9.0 million, or 32%, from $28.3 million in FY 2018 to $37.3 million in FY 2019. The revenue decrease in the Asia-Pacific area occurred because FY 2018 included three large sales, one in the transportation and two in the utilities sectors, totaling approximately $12.3 million (approximately AUS$16.0 million) that were not replicated in FY 2019 and the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenues between the periods decreased by AUS$4.0 million, primarily in the utilities sector, which decreased by an aggregate AUS$8.7 million; and was partially offset by a total increase of AUS$4.1 million in the education and moving (removals) and storage sectors.

Sales and leasing revenues represented 34% and 66% of total non-manufacturing revenues, respectively, in FY 2019, compared to 36% and 64% of total non-manufacturing revenues, respectively in FY 2018.

Non-manufacturing sales during FY 2019 amounted to $92.6 million, compared to $88.7 million during FY 2018; representing an increase of $3.9 million, or 4%. This consisted of an increase of approximately $14.9 million, or approximately 38%, in our North American leasing operations and a decrease of $11.0 million, or 22%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of $11.7 million ($5.7 million decrease due to lower unit sales, $3.4 million decrease due to lower average prices and a $2.6 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.7 million ($16.0 million increase due to higher unit sales, $14.7 million decrease due to lower average prices and a $0.6 million decrease due to foreign exchange movements) in the national accounts group. As discussed above, sales in the Asia-Pacific area decreased between the periods due to three large sales in the transportation and utilities sectors in FY 2018 that were not replicated in FY 2019 and the weaker Australian dollar.    In Australian dollars, total sales in the Asia-Pacific area decreased by 16% in FY 2019 from FY 2018, primarily in the transportation, utilities, construction and consumer sectors, which decreased by an aggregate AUS$12.6 million; and was partially offset by an increase of AUS$2.5 million in the moving (removals) and storage sector. In our North American leasing operations, the sales increase in FY 2019 from FY 2018 was across most sectors, but particularly in the industrial, commercial, education, construction and government sectors, which increased by an aggregate $14.6 million between the periods. FY 2019 included four large sales aggregating $7.1 million, one in the industrial sector for $5.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The increase at Southern Frac was due primarily from sales of specialty tanks, which increased by an aggregate $3.2 million in FY 2019 from FY 2018, offset somewhat by a reduction of approximately $1.6 million in the sales of frac tanks.

Leasing revenues totaled $181.4 million in FY 2019, an increase of $23.0 million, or 15%, from $158.4 million in FY 2018. This consisted of increases of $22.4 million, or 20%, in North America and $0.6 million, or 1%, in the Asia- Pacific area. In Australian dollars, leasing revenues increased by 10% percent in the Asia-Pacific area in FY 2019 from FY 2018.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 84% and 73%, respectively, during FY 2019, as compared to 85% and 72%, respectively, in FY 2018. The overall average utilization was 82% in FY 2019 and 83% in FY 2018; but the average monthly lease rate of containers increased to AUS$164 in FY 2019 from AUS$160 in FY 2018, caused primarily by higher average lease rates in portable storage and building containers between the periods. In addition, the composite average monthly number of units on lease was over 2,700 higher in FY 2019, as compared to FY 2018. Locally, in Australian dollars, leasing revenue remained relatively constant or increased across most of the sectors, but particularly in the mining, transportation, consumer, industrial and construction sectors, which increased between the periods by an aggregate AUS$4.5 million.

In our North American leasing operations, average utilization rates were 80%, 85%, 79%, 85% and 85% and average monthly lease rates were $120, $358, $983, $315 and $772 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2018; as compared to 77%, 82%, 77%, 81% and 83% and average monthly lease rates of $122, $339, $747, $291 and $767 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2018, respectively. The average composite utilization rate was 80% FY 2019 and 77% in FY 2018, and the composite average monthly number of units on lease was over 7,100 higher in FY 2019 as compared to FY 2018. The increase in leasing revenues between the periods was across most sectors, but particularly in the oil and gas, commercial, construction, industrial and retail sectors, which increased by an aggregate $22.9 million in FY 2019 from FY 2018, and was partially offset by a decrease of $1.5 million in the mining sector. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by approximately $13.4 million, or 16%, in FY 2019 from FY 2018.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $4.2 million from $64.0 million during FY 2018 to $68.2 million during FY 2019, and our gross profit percentage from these non-manufacturing sales deteriorated to 26% in FY 2019 from 28% in FY 2018. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $6.6 million in FY 2019, as compared to $6.3 million in FY 2018, resulting in a gross margin gain of approximately $1.4 million in FY 2019 versus a slight gross margin gain in FY 2018. Increased manufacturing sales (including a favorable mix of higher margin specialty tanks and chassis) and production levels, as well as improved efficiency, between the periods were the primary factors in the improvement in the gross margin.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $7.3 million from $121.9 million during FY 2018 to $129.2 million during FY 2019. As a percentage of revenues, however, these costs decreased to 46% during FY 2019 from 48% in FY 2018 due to the higher revenues being primarily driven by increases in revenues in North America and average units on lease and rates between the periods in both geographic venues without a proportionate cost increase in the infrastructure.

Depreciation and Amortization. Depreciation and amortization increased by $2.3 million to $32.0 million in FY 2019 from $29.7 million in FY 2018. The increase between the periods was in both geographic venues, with the Asia-Pacific area increasing by $1.1 million and North America increasing by $1.2 million, as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $27.7 million in FY 2019 increased by $3.0 million from $24.7 million in FY 2018. In the Asia-Pacific area, FY 2019 interest expense was $2.1 million higher from FY 2018 due to both higher average borrowings and a higher weighted-average interest rate between the periods, which more than offset the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 10.7% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2019 versus 10.0% in FY 2018. In North America, FY 2019 interest expense increased by $0.9 million from FY 2018 due primarily to the weighted-average interest rate of 6.7% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2019 being higher than the 6.0% in FY 2018, offset somewhat by lower average borrowings between the periods.

Change in Valuation of Bifurcated Derivatives. FY 2019 and FY 2018 include non-cash charges of $22.8 million and $2.2 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note.

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7687 at June 30, 2017, 0.7686 at March 31, 2018, 0.7411 at June 30, 2018 and 0.7099 at March 31, 2019. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(2,722,000) and $(369,000) and $5,334,000 and $(10,141,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity. In addition, in FY 2018 and FY 2019, net unrealized exchange gains on forward exchange contracts totaled $402,000 and $(279,000), respectively.

Income Taxes. Our income tax provision for FY 2019, which derived a very high effective tax rate on a relatively small pretax income, was significantly greater than the provision that would have been derived from the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial statements). Our effective income tax rate was 24.9% in FY 2018 and was comprised of:

(i) A provision of $0.9 million for an interim effective income tax rate of 38.6%;

(ii) As a result of the enactment on December 22, 2017 of the Act, a tax benefit of $0.7 million for, among other things, the re-measurement of approximately $6.5 million for our estimated deferred tax assets and liabilities for temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, and from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences are expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards are expected to remain as of June 30, 2018). This estimated tax benefit was offset by approximately $5.2 million for both the estimated transition tax on accumulated foreign earnings and a valuation allowance that was established to offset previously recognized FTC carryforward deferred tax assets that we believe will not be realized, and other adjustments totaling approximately $0.6 million; and

(iii) A net tax charge of $0.3 million for excess tax benefits and forfeitures on equity compensation awards.

In both periods, the effective tax rate also differs from the U.S. federal tax rate (28% in FY 2018) because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. FY 2019 included a tax benefit of $262,000 for equity plan activity that is currently recognized in the consolidated statements of operations. In addition, because it was not significant, FY 2018 included a $135,000 benefit for the cumulative-effect adjustment for previously unrecognized excess tax benefits and the tax-effect of the difference between the fair value estimate of awards historically expected to be forfeited and the fair value estimate of awards actually forfeited

Preferred Stock Dividends. In both FY 2019 and FY 2018, we paid dividends of $2.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interests. In FY 2018, prior to acquiring all the shares of Royal Wolf that we did not own, noncontrolling interests in the Royal Wolf operations were a decrease of $0.8 million to the net loss.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $15.5 million in FY 2019 versus $0.4 million in FY 2018, an additional loss between the periods of $15.1 million. This was primarily due to the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note, lower operating profit in the Asia-Pacific area and higher interest expense and income taxes; offset somewhat by higher operating profit in North America.

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

	Quarter Ended March 31,		Nine Months Ended March 31,

	2018	2019	2018	2019

Net income (loss)	$(563)	$(332)	$1,567	$(12,702)
Add (deduct) —
Provision for income taxes	228	1,429	519	5,056
Change in valuation of bifurcated derivatives in Convertible Note	504	1,131	2,221	22,829
Foreign exchange and other	1,348	3	2,685	3,296
Interest expense	9,398	10,207	24,667	27,700
Interest income	(43)	(27)	(81)	(108)
Depreciation and amortization	10,131	10,998	30,123	32,256
Share-based compensation expense	889	655	2,986	1,996
Refinancing costs not capitalized	—	58	—	506

Adjusted EBITDA	$21,892	$24,122	$64,687	$80,829

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH and its subsidiaries, Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended on June 25, 2018 and March 22, 2019 (the “Deutsche Bank Credit Facility”), consists of a $30,530,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $82,714,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,200,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $26,625,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023

Bison Capital Notes

On September 19, 2017, Bison Capital Equity Partners V, L.P and its affiliates (“Bison Capital”), GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by us and to pay all related fees and expenses.

On September 6, 2018, we elected to force the conversion of the Convertible Note under its terms therein and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. GFNAPF was dissolved in September 2018.

On March 25, 2019, the Senior Term Note was repaid in full by proceeds borrowed under the Deutsche Bank Credit Facility, which included interest we elected to defer.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the our option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan bore interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of our North American leasing and manufacturing operations. The FILO Term Loan also contains a first priority lien on the same collateral, but on a “last out basis,” after all of the outstanding obligations to the primary lenders in the Wells Fargo Credit Facility have been satisfied. The Wells Fargo Credit Facility effectively not only finances our North American operations, but also the funding requirements for the Series C Preferred Stock and the publicly-traded unsecured senior notes (see below). The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; and (b) $6,300,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

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

As of March 31, 2019, our required principal and other obligations payments for the twelve months ending March 31, 2020 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,

	2020	2021	2022	2023

Deutsche Bank Credit Facility	$6,106	$6,106	$6,106	$6,106
Wells Fargo Credit Facility	—	—	201,800	—
Senior Notes	—	77,390	—	—
Other	3,836	1,111	385	613

	$9,942	$84,607	$208,291	$6,719

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,

	2018	2019

Net cash provided by operating activities	$32,856	$27,980

Net cash used in investing activities	$(109,244)	$(55,839)

Net cash provided by financing activities	$81,182	$13,950

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $28.0 million during FY 2019 versus $32.9 million during FY 2018, a decrease of $4.9 million between the periods. The net loss in FY 2019 of $12.7 million was $14.3 million worse than the net income in FY 2018 of $1.6 million and our management of operating assets and liabilities in FY 2019, when compared to FY 2018, further reduced cash by approximately $15.8 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Condensed Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $1.0 million between the periods. Share-based compensation was $2.0 million in FY 2019 versus $3.0 million in FY 2018. Also, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, further decreased operating cash flow by $7.4 million between the periods, from a net cash increase of $2.3 million in FY 2018 to a net cash decrease of $5.1 million in FY 2019. However, cash from operating activities between the periods significantly increased by $24.2 million as a result of non-cash adjustments of $22.8 million in FY 2019 relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Note, versus $2.2 million in FY 2018, and the non-cash realized foreign exchange loss of $3.6 million prior to its conversion to equity in FY 2019 (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $1.7 million, from an aggregate $32.5 million in FY 2018 to $34.2 million in FY 2019; and operating cash flows were further enhanced by $5.6 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $4.2 million versus reducing cash by $1.4 million in FY 2018. During FY 2019 and FY 2018, the net gain on the sales of lease fleet reduced operating cash flows by $6.2 million and $5.4 million, respectively.

Investing Activities. Net cash used in investing activities was $55.8 million during FY 2019, as compared to $109.2 million used during FY 2018, resulting in a net reduction in cash used between the periods of $53.4 million. In FY 2018, we used $73.3 million and $14.4 million of cash to acquire the noncontrolling interest of Royal Wolf and make three business acquisitions in North America, respectively; whereas in FY 2019 we made five business acquisitions, four in North America and one in the Asia-Pacific area, for $17.1 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $5.9 million in FY 2019 and $3.1 million in FY 2018, an increase of $2.8 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $33.0 million in FY 2019 as compared to $18.5 million in FY 2018, an increase of $14.5 million. In FY 2019, net capital expenditures of lease fleet were approximately $24.2 million in North America, as compared to $16.0 million in FY 2018, an increase of $8.2 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $8.8 million in FY 2019, versus $2.5 million in FY 2018, an increase of $6.3 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $14.0 million during FY 2019, as compared to $81.2 million provided during FY 2018, a decrease to cash between the periods of $67.2 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Condensed Consolidated Financial Statements). In FY 2019 and FY 2018, financing activities also included net borrowings of $79.9 million and $99.8 million, respectively, on existing credit facilities. These financing activities on our existing credit facilities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. In addition, in FY 2019, $63.3 million was borrowed under the Deutsche Bank Credit Facility to repay the Senior Term Note; and, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Condensed Consolidated Financial Statements). Deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $3.8 million in FY 2018 versus $0.4 million in FY 2019, which primarily related to the Senior Notes consent solicitation and an amendment to Wells Fargo Credit Facility. Cash of $2.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock; and, in FY 2018, Royal Wolf paid a capital stock dividend of $1.0 million to noncontrolling interests (see Note 3 of Notes to Condensed Consolidated Financial Statements). In FY 2019, we received proceeds of $0.9 million from issuances of common stock on the exercises of stock options versus $0.2 million in FY 2018.

Asset Management

Receivables and inventories were $54.9 million and $37.0 million at March 31, 2019 and $50.5 million and $22.7 million at June 30, 2018, respectively. At March 31, 2019, DSO in trade receivables were 40 days and 51 days in the Asia-Pacific area and our North American leasing operations, as compared to 35 days and 47 days at June 30, 2018, respectively. The $14.3 million increase in inventories was primarily due to the timing of receipts of sale and fleet units to fulfill known increased demand. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $455.6 million at March 31, 2019, as compared to $429.4 million at June 30, 2018. At March 31, 2019, we had 98,757 units (25,114 units in retail operations in Australia, 9,438 units in national account group operations in Australia, 12,718 units in New Zealand, which are considered retail; and 51,487 units in North America) in our lease fleet, as compared to 85,812 units (24,037 units in retail operations in Australia, 8,046 units in national account group operations in Australia, 10,222 units in New Zealand, which are considered retail; and 43,507 units in North America) at June 30, 2018. At those dates, 76,632 units (20,331 units in retail operations in Australia, 6,735 units in national account group operations in Australia, 10,564 units in New Zealand, which are considered retail; and 39,002 units in North America); and 68,712 units (20,102 units in retail operations in Australia, 5,038 units in national account group operations in Australia, 8,705 units in New Zealand, which are considered retail; and 34,867 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 39,567 storage and freight containers and 7,703 portable building containers at March 31, 2019; and 34,507 storage and freight containers and 7,798 portable building containers at June 30, 2018. At those dates, units on lease were comprised of 32,731 storage and freight containers and 4,899 portable building containers; and 28,301 storage and freight containers and 5,544 portable building containers, respectively.

In North America, the lease fleet was comprised of 36,513 storage containers, 5,111 office containers (GLOs), 4,216 portable liquid storage tank containers, 4,471 mobile offices and 1,176 modular units at March 31, 2019; and 29,518 storage containers, 4,216 office containers (GLOs), 4,147 portable liquid storage tank containers, 4,447 mobile offices and 1,179 modular units at June 30, 2018. At those dates, units on lease were comprised of 26,927 storage containers, 4,269 office containers, 3,003 portable liquid storage tank containers,3,816 mobile offices and 987 modular units; and 23,040 storage containers, 3,620 office containers, 3,405 portable liquid storage tank containers, 3,792 mobile offices and 1,010 modular units, respectively.

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

We have restated our previously issued condensed consolidated financial statements for the quarters ended September 30, 2018 and December 31, 2018. Specifically, the accounting for the valuation of the minimum return provision in the Convertible Note on September 10, 2018 (see Note 5 of Notes to Condensed Consolidated Financial Statements) should have been a charge through the condensed consolidated statements of operations instead of directly to equity. The accounting for this valuation was identified during our third quarter, corrected, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q reflect the proper accounting for this bifurcated derivative. In light of our determination that there were material inaccuracies in the financial information for the quarter ended September 30, 2018, and for the six months ended December 31, 2018, both of which were included in the original Quarterly Report for the quarters ended September 30, 2018 and December 31, 2018, respectively, our Chief Executive Officer and Chief Financial Officer have concluded that a control deficiency that existed at June 30, 2018 with respect to the identification, interpretation and application of accounting for highly technical or non-routine and complex accounting transactions constituted a material weakness in internal control over financial reporting.

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

Other than the changes made to address the material deficiency described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Second Amendment and Restatement Deed dated March 22, 2019 among GFN Asia Pacific Holdings Pty Ltd., Royal Wolf Holdings Pty Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, CSL Fund (PB) Holdings Lux Sarl II, CSL Fund (PB) Holdings B Lux Sarl II, CSL Fund (PB) Holdings C Lux Sarl II, Aiguilles Rouges Lux Sarl II, Core Senior Lending Fund (A-A) Lux SARL II, Core Senior Lending Fund Lux SARL II, Kitty Hawk Credit Lux SARL II, GIM, L.P., Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed March 27, 2019)

10.2	Combined Security Agreement dated March 22, 2019 between GFN Asia Pacific Holdings Pty Ltd and P.T. Limited 2018 (incorporated by reference to Registrant’s Form 8-K filed March 27, 2019)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019	GENERAL FINANCE CORPORATION By: /s/ Jody E. Miller Jody E. Miller Chief Executive Officer

By: /s/ Charles E. Barrantes Charles E. Barrantes Chief Financial Officer