Form 10-K
period 2019-06-30
General Finance CORP
filed 2019-09-12
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2019

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2018 was approximately $122,778,000 based on a closing price of $10.11 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 30,528,431 shares of the Registrant’s Common Stock outstanding as of September 5, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2019 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, Royal Wolf Trading Australia Pty Limited and Royalwolf Trading New Zealand Limited, a New Zealand Corporation (collectively, “Royal Wolf”).

Overview

Founded in 2005, we are a leading specialty rental services company offering portable storage, modular space and liquid containment solutions, with a diverse and expanding lease fleet of 99,743 units as of June 30, 2019. Our primary 101 branch locations across North America and the Asia-Pacific offer a wide range of portable storage units, including our core 20-feet and 40-feet steel containers, office container, mobile office and modular space products and steel tanks that provide our customers a flexible, cost-effective and convenient way to meet their temporary storage and space needs. Our units are easily customized to satisfy our customers’ specific application needs and include numerous value-added components. We provide our storage solutions to a diverse base of over 50,000 customers across a broad range of industries, including the commercial, construction, transportation, industrial, energy, manufacturing, mining, retail, consumer, education and government sectors. Our customers utilize our storage and space units for a wide variety of applications, including the temporary storage of materials, supplies, equipment, retail merchandise inventories, documents and liquid storage and for office use.

We focus on leasing rather than selling our units. Approximately 65% of our total non-manufacturing revenues for the year ended June 30, 2019 (“FY 2019”) were derived from leasing activities. We believe our business model is compelling because it is driven by lease fleet assets that:

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

Summary Organization Chart (1) (2)

(1)	Summary organization chart is illustrative and does not reflect our legal operating structure.
(2)	Reflects consolidated revenues for FY 2019.

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

The Modular Building Institute, in its 2019 Relocatable Buildings Annual Data Report, stated that the North American modular space (or relocatable) sector, as reported by its members only, generated approximately $2.0 billion in annual revenues and management believes that the total sector to be approximately $4.0 billion. The sector has evolved in recent years as the number of applications for modular space has expanded and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The IBIS World Industry Report published in October 2018 estimated that the portable container buildings market in Australia generated revenue of AUS$1.8 billion ($1.3 billion), of which approximately AUS$1.1 billion ($0.8 billion) related to the markets in which we offer a competing product. We believe that we are well positioned to benefit from any growth in the North American and Asia-Pacific modular space markets.

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

Liquid Containment

Portable liquid storage tank containers are used in environmental and industrial applications to temporarily store hazardous and nonhazardous liquids and semi-solids. The tanks are used by customers across a wide variety of end markets, including chemical, refinery and industrial plant maintenance, environmental remediation, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. Liquid containment end market demand is recurring and is driven by the non-discretionary nature of required customer maintenance cycles, an increasing enforcement of existing environmental regulations, a growing outsourcing of liquid containment solutions and an increasing level of vendor consolidation. We believe that the rental industry in the U.S. for liquid containment equipment is fragmented and generated approximately $1.4 billion of annual rental revenues in 2013 – 2014. As a result of the decline in oil and gas prices during the latter part of our year ended June 30, 2015, the size of the liquid containment sector has contracted. However, oil and gas drilling and production activity increased in the year ended June 30, 2018 (“FY 2018”) and stabilized in FY 2019, particularly in the Permian Basin of Texas. We believe that we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this sector. Our research indicates that many of the companies that used containment solutions also used portable storage and mobile office products.

Competitive Strengths

Leading Provider with Strong Presence in Served Markets

We believe we are a leading provider of portable storage, modular space and liquid containment solutions in all of the territories we serve. In North America, Pac-Van is a recognized national provider of portable storage, modular buildings and mobile offices. Lone Star is a market leader in portable liquid storage tank rental and related services in the Permian Basin in West Texas and the Eagle Ford Shale in South Texas. In the Asia-Pacific area, we believe Royal Wolf is the leading provider in Australia and New Zealand of portable storage containers, portable container buildings and freight containers. Royal Wolf is represented in all major metropolitan areas, and we believe it maintains the largest branch network and container fleet, with an estimated 35% market share in Australia and 50% market share in New Zealand, and is estimated to be at least twice the size of the next closest competitor in Australia and New Zealand.

Superior Service Focus

Our operating infrastructure in each of our markets is designed to ensure that we consistently meet or exceed customer expectations. Our scalable management information systems and administrative support services enhance our customer service capabilities by enabling our operating management teams to access real time information on product availability, customer reservations, customer usage history and rates on a national, regional and local level. We believe these capabilities enable us to provide superior customer service, allowing us to attract new and retain existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van, which track customer willingness to recommend our products and services, and for FY 2019 our customers gave us an NPS of 84. In the Asia Pacific at Royal Wolf our customers there gave us an NPS of 69 in FY 2019. In addition, over 85% of our consolidated total leasing revenues in FY 2019 were derived from repeat customers, which we believe is a result of our superior customer service.

Extensive Reach and Capabilities

Through our expansive primary branch network of 101 locations, we maintain national service capabilities in our markets. In North America, our branches serve 51 of the top 100 U.S. Metropolitan Statistical Areas, or MSAs. With our expansion into Alberta and British Columbia, we are now also able to serve the western provinces in Canada. Our Lone Star branches are strategically positioned to be able to respond quickly and maximize service opportunities with customers in the Permian Basin and Eagle Ford Shale. We also have branch offices located in every state in Australia and on both the North and South Islands of New Zealand. We are the only portable storage container company in these Asia-Pacific markets with a national infrastructure and workforce.

Geographic, Product and End Market Diversification

Our specialty rental units are used in a wide variety of applications, and we have established strong relationships with a diversified customer base in both our North American and Asia-Pacific venues. Our customers range from large companies with a national presence to small local businesses. On a consolidated basis, during FY 2019 we served over 50,000 customers across a broad range of industries. In FY 2019, our largest customer in each venue accounted for less than 5% of the respective venue’s revenues and our 20 largest customers in each venue accounted for less than 25% of the respective venue’s revenues. We believe that the breadth of our products and services limits the impact of changes within any given customer or industry.

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

Experienced Management Team

We believe our management team’s experience and long tenure with our company and within the industry give us a strong competitive advantage. Our current senior executive management team in FY 2019, led by our Executive Chairman of the Board, Ronald F. Valenta, who has been with us since our inception, has successfully entered new markets, expanded our customer base and integrated a number of meaningful acquisitions. He stepped down as Chief Executive Officer and assumed the title of Executive Chairman of the Board in January 2018. Jody Miller, who became President in January 2017, became our Chief Executive Officer in January 2018 and has been Chief Executive Officer of GFNNA Leasing since June 2015. He has spent over 25 years in the equipment rental industry.

Neil Littlewood, who became Chief Executive Officer of Royal Wolf in July 2016, has over 18 years of senior experience in the rental/hire industry and Pac-Van’s Chief Executive Officer and President, Theodore M. Mourouzis, joined Pac-Van in 1997 and has been integral to our successful growth in North America.

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

Business Strategy

Our business strategy consists of the following:

Focus on High Margin Core Leasing Business

We focus on growing our core leasing business because it provides recurring revenues from specialty rental assets that (1) have long useful lives of over 20 years; (2) generate rapid payback of unit investment through revenue in less than four years on average; and (3) have high residual values of up to 70% of original equipment cost. We have successfully increased leasing revenues as a percentage of our consolidated non-manufacturing revenues from 29% in fiscal year 2007 to 65% for FY 2019. We believe that we can continue to generate substantial demand for our leasing products as the industry is still relatively underdeveloped in our markets. With new uses for our products continually emerging, we believe many more applications for our specialty rental solutions are still yet to be developed.

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

Leverage Our Infrastructure

Our branch network infrastructure covers a broad geographic area and is capable of serving significant additional customer volume while incurring a minimal amount of incremental fixed costs. With our established branch network and infrastructure we generate significant adjusted earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“Adjusted EBITDA”) margins on incremental units deployed. Our objective is to add volume by organically growing the lease fleet across our locations and through strategic acquisitions. Asset purchases of “tuck-in” competitors and adding new units to our fleet allow us to more effectively leverage our infrastructure. Between June 30, 2007 and June 30, 2019, our lease fleet grew from approximately 16,000 units to over 99,700 units, representing an over 16% compound annual growth rate, and our Adjusted EBITDA margin expanded from 17% in the fiscal year ended June 30, 2008 to 28% in FY 2019.

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

Pursue Select Strategic Acquisitions

Acquisitions represent an attractive means for us to further leverage our infrastructure, add complementary product lines, enter new geographic regions and accelerate our growth and margin expansion opportunities. We operate in fragmented industries, and we seek to identify acquisition candidates that we believe would be earnings accretive. We have a proven integration model that we have effectively used to integrate 57 acquisitions since June 30, 2005.

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

Products and Services

Portable Storage

Our portable storage products primarily consist of steel storage containers and freight containers. Storage containers are steel structures, which are generally eight feet wide and eight and one-half feet high; and are built to ISO standards for carrying ocean cargo. They typically vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Storage containers include general purpose dry storage, refrigerated and specialty containers in a range of standard and modified sizes, designs and capacities. Specialty containers include solar lit, blast-resistant, hoarding and hazardous waste units. In FY2018 we introduced our patent-pending safety containers, marketed as PV3 Safety Containers in the United States, CK3 Safety Containers in Canada and the Wolf Lock Premium Container in the Asia/Pacific region. Our freight containers are specifically designed for transport of products by road and rail, and include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. Freight container products are only offered in our Asia-Pacific territory. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, further customize them, and add our decals and branding.

Modular Space

Our modular space products include office container products, modular buildings and mobile offices. Our office container products (portable building containers and ground level office containers, or GLOs) are either modified or specifically-manufactured containers that provide secure and convenient office space with maximum design flexibility. Floor plans can either be all office space, with features similar to those found in mobile offices, or a combination of office and storage space. Due to their construction, office containers provide greater security than traditional field offices, and since they sit at ground level they do not require stairs for entry and exit. Modular buildings are factory-built, highly customizable portable structures constructed for diverse applications, ranging from schools to restaurants to medical offices and ranging in size from 1,000 to over 50,000 square feet. Mobile offices are factory built, single-unit structures that are re-locatable and used primarily for temporary office space. Mobile offices are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Mobile offices can be equipped with HVAC systems, lighting, electrical wiring, phone jacks, desk tops, shelving and other features normally associated with basic office space. Mobile sales offices generally have wood siding, carpeting, high ceilings, custom windows and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. In addition to offering modular buildings for rent, in the Asia-Pacific area, we also provide customers with the ability to customize buildings using our in-house engineering team.

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

The tables below provide details of our lease fleet by product category and unit types at June 30, 2019, 2018 and 2017; and for FY 2019, FY 2018 and the year ended June 30, 2017 (“FY 2017”).

					FY 2019
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2019	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific

	Storage Containers	Dry storage, refrigerated and specialty containers	Classroom equipment storage, Construction equipment and tool storage, Disaster shelters, Landscaping sheds, Recreational equipment storage, Retail inventory storage	68,027	$119	A$141	79%	86%
	Freight Containers	Dry freight, curtain-side, refrigerated, bulk cargo containers	Freight transportation	8,893	NA	A$130	NA	75%
	Office or Portable Building Containers, and GLOs	Storage containers, modified to include office space	General administrative office space, Military installations, Workforce living accommodations, Bank branches, Classrooms /Education, Construction offices, Daycare facilities, Dormitories, General administrative office space, Healthcare facilities, Rental facilities, Retail space, Shelters	12,993	$361	A$317	84%	67%
	Modular Buildings	Portable structures used for a variety of applications		1,179	$786	NA	85%	NA
	Mobile Offices	Relocatable wood-framed temporary office space		4,436	$320	NA	86%	NA
	Portable Liquid Storage Tanks	Steel tanks, acid tanks, gas bustertanks and oil test tanks	Well-site liquid containment needs, Expansion / upgrade projects, Highway construction/Groundwater sewage, Infrastructure projects, Major industrial projects, Mining pit pump work, Municipal sewer and water projects, Non-residential construction projects, Pipeline construction and maintenance, Refinery turnarounds	4,215	$964	NA	76%	NA

					FY 2018
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2018	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers			56,524	$122	A$138	77%	88%
	Freight Containers			7,501	NA	A$135	NA	75%
	Office or Portable Building Containers and GLOs	SEE PRECEDING CHART		12,014	$340	A$286	83%	70%
	Modular Buildings			1,179	$767	NA	84%	NA
	Mobile Offices			4,447	$292	NA	82%	NA

	Portable Liquid Storage Tanks			4,147	$783	NA	78%	NA

					FY 2017
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2017	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers			51,528	$121	A$139	75%	86%
	Freight Containers			8,272	NA	A$135	NA	70%
	Office or Portable Building Containers and GLOs			11,157	$321	A$268	78%	74%
	Modular Buildings	SEE PRECEDING CHART		1,167	$774	NA	81%	NA
	Mobile Offices			4,491	$282	NA	78%	NA

	Portable Liquid Storage Tanks			4,097	$533	NA	48%	NA

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

In response to the reduced demand of its portable liquid storage tanks, our North American manufacturing operations began manufacturing a variety of other steel-based products, including:

•	Shipping Container Modifications

•	Specialty Trailers

•	Specialty Tanks

•	Chassis

•	Storm Shelters

•	Trash Hoppers

Shipping Container Modifications consist primarily of GLO’s produced for Pac-Van’s rental fleet and other modifications designed to meet customer specifications.

Specialty Trailers are designed to meet customer specifications and have primarily focused on the defense sector to date.

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

Designed for transporting containers safely on the road, the chassis are made with high quality components, are fully customizable and all chassis sales are backed with both a five year limited warranty on axles as well as a five-year warranty on workmanship.

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

Geographic Network

Our service locations are segmented into two operating areas: North America and Asia-Pacific. In North America, these service locations are called branches and in our Asia-Pacific area they are referred to as Customer Service Centers, or “CSCs.” Our primary North American branch network consists of 61 branch locations in the United States and three in Canada, and our primary Asia-Pacific network consists of 23 CSCs in Australia and 14 in New Zealand.

Our network enables us to maintain product availability and provide customer service within regional and local markets. Customers benefit because they are provided with improved service availability, reduced time to occupancy, better access to sales representatives, and the ability to inspect units prior to rental and lower freight costs. We, in turn, benefit because we are able to spread regional overhead and marketing costs over a large lease base, redeploy units within our network to optimize utilization, discourage potential competitors by providing ample local supply and service local customers in a more cost efficient manner. Through our network, we develop local market knowledge and strong customer relationships while our corporate-based marketing group manages our brand image, web presence and lead generation programs.

The following maps show our existing branch and CSC locations as of June 30, 2019.

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

Asia-Pacific

We believe that our Asia-Pacific CSC network is the largest of any storage container company in Australia and New Zealand, and management estimates that we have approximately 35% market share in Australia and approximately 50% market share in New Zealand. We are represented in all major metropolitan areas and are the only container leasing and sales company with a nationally integrated infrastructure and workforce. A typical CSC consists of a leased site of approximately two to five acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from two to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing usually ranges between one and 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory usually ranges between 150 and 700 storage containers at any one time, depending on market size and throughput demand. Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our State Managers for Australia and Sales Managers (North and South Islands) for New Zealand who in turn report to an Executive General Manager who reports to the CEO. Performance-based incentive bonuses are a portion of the compensation for the CSC, State, Island and branch managers. Each branch has its own sales force, forklifts to load, transport and unload units and a storage yard staff responsible for unloading and stacking units. Steel units can be stored by stacking them three-high to maximize usable ground area. Our larger branches also have a fleet maintenance department to make modifications to the containers and maintain the branch’s forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

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

Customers and End Markets

We have a diverse customer base consisting of over 50,000 customers, who operate in a broad variety of industries in our North American and Asia-Pacific venues. Our customers consist of large national corporations, as well as many local companies and organizations. As a result, in each venue no customer contributed more than 5% of the respective venue’s FY 2019 revenues. Our end markets include construction, commercial, transportation, industrial, energy, manufacturing, mining, retail, consumer, education and government. We believe the end market and geographic diversification of our customer base reduces the business exposure to a significant downturn in any particular industry or geography.

The diversity for our leasing operations is depicted in the following charts showing total revenue breakdown by end markets for FY 2019:

North America Leasing Operations

Asia-Pacific Leasing Operations

Combined Leasing Operations

The following provides an overview of the end markets served by our leasing operations:

•	Construction - general contractors, residential homebuilders and subcontractors

•	Industrial - industrial and manufacturing customers including a broad array of manufacturers, telecommunications, distribution, utilities, refuse, recycling and bottling companies

•

Commercial - businesses that provide service to both commercial businesses and individual consumers, including wholesalers, health care facilities, veterinary offices, entertainment companies, religious institutions and lodging facilities

•	Oil and Gas and Mining - Customers in specific sectors of the extractive industries

•	Government - federal agencies, state and local governments, fire departments, correctional institutions, and the U.S. military

•	Retail - large national chains, small local stores, shopping centers and restaurants

•	Education - public schools, private schools and day care facilities

•	Consumer - mass market of individuals or groups, not businesses, such as families, sporting teams and community groups in the Asia-Pacific area

•	Moving and Transportation - freight providers for primarily road and rail transport in the Asia-Pacific area

•	Other - all other customers

We differentiate ourselves from competitors in several ways. In our portable storage and modular space businesses, we provide a diverse set of competitively priced products and, in our Asia-Pacific market, we leverage our engineering team to provide customized units upon customer request. In our liquid containment business, we leverage long-standing customer relationships and not only provide liquid containment units, but also bundle units with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week. Our customer-centric approach is designed to ensure that our businesses consistently meet or exceed customer expectations. We believe this focus on customer service attracts new and retains existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van during the year ended June 30, 2015, which track customer willingness to recommend our products and services. In both FY 2017 and FY 2018, our customers gave us an NPS of 85. In FY 2019, our customers at Pac-Van gave us an NPS of 84. In FY 2017, we began collecting customer responses on NPS in the Asia Pacific at Royal Wolf and in both FY 2017 and FY 2018 our customers there gave us an NPS of 61. In FY 2019, our customers at Royal Wolf gave us an NPS of 69. In addition, over 85% of our consolidated total leasing revenues in FY 2019 were derived from repeat customers, which we believe is a result of our superior customer service.

Sales and Marketing

In North America, members of our sales teams act as primary customer service representatives and are responsible for prospecting new customers, fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Our sales teams are responsible for developing and managing local relationships, as well as handling both inbound and outbound calls. They also assist customers in defining their space needs, assess potential opportunities, quote deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale, the sales team works closely with the local branch operations team to ensure that customer expectations are met or exceeded, relative to equipment quality and delivery timing. Our marketing group is primarily responsible for lead generation, digital marketing, advertising campaigns, producing company literature, creating promotional sales tools and oversight of customer relationship management systems. We market services through a number of promotional vehicles, including website, search engine optimization (SEO), search engine marketing (SEM), signage on our equipment, outbound sales efforts, targeted mailings, trade shows, live chat and new online ordering portal, which rolled out in FY 2019. We believe this targeted approach to marketing is consistent with the local nature of our business and allows each branch to employ a customized marketing plan that fosters growth within its particular market. As a result of our national footprint and strong service levels, we continue to seek and secure national account agreements with large retailers, industrial organizations, hospitality entities, construction companies and other large businesses. We provide ongoing training to our sales teams, monitor call quality and survey our customers to ensure that customer interactions meet our quality and service standards. Our lease fleet carries signage reflecting our brands, which is important to ongoing name recognition.

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

In our Asia-Pacific portable storage and modular space businesses, our management information systems, including Microsoft Dynamics Navision and CRM, Armada, TCM and Power BI, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, profitability, customer trends and fleet data. All our branches use the CRM Platform for surveying and enhanced customer relationship management and “cradle to grave” quoting, and Navision and Armada for day to day processing. TCM, Power BI and Navision provide branch managers with vital data for financial, inventory and customer reports. In the year ending June 30, 2020, we intend to further develop our Navision and Armada capabilities, refine and further automate reporting, roll-out a Customer Portal for self-management and business interaction, and continue to provide efficiency through system improvements and mobility solutions.

Our North American manufacturing business utilizes the enterprise resource planning (ERP) business system, SyteLine, which provides comprehensive functionality, including order processing, inventory, purchasing, planning and scheduling, production, cost management, project tracking, accounting and customer service.

Product Procurement

North America

Our North American leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van’s top four suppliers of units for FY 2019 represented approximately 40% of all fleet purchases and the top ten suppliers represented approximately 68% of all fleet purchases. We purchase our Pac-Van lease fleet from a network of third-party suppliers. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state certificates enabling us to move equipment among our branch network to meet changing demand and supply conditions. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state certificates for each unit.

On October 1, 2012, we acquired 90% of the membership interests of Southern Frac. Southern Frac manufactures primarily portable liquid storage containers in Waxahachie, Texas for oil and gas exploration and production, but it can also manufacture for, among others, the chemical and industrial, environmental remediation, waste water treatment and waste management sectors. In addition, prior to FY 2017, Southern Frac introduced other high-quality steel-based products, including container chassis, under the name “Southern Fabrication Specialties.”

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

Asia-Pacific

In the Asia-Pacific area, we purchase marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe we are the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased is standard 20-foot and 40-foot units which we convert, refurbish or customize. We purchase new storage container products in the Asia-Pacific area under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, if one or more suppliers did not timely fill our purchase orders or did not properly manufacture the ordered products, our reputation and financial condition also could be harmed. The top ten suppliers represented approximately 37% and 48% of all fleet purchases in Australia and New Zealand, respectively, during FY 2019.

Competition

Portable Storage

The portable storage markets in North America, Australia and New Zealand are highly fragmented. In most locations within its markets, Pac-Van and Royal Wolf compete with several national and regional competitors. Our largest competitors in the portable storage sector in North America are Mobile Mini, Williams Scotsman (WillScot Corporation), McGrath RentCorp, Haulaway Storage Containers, Eagle Leasing, PODS, 1-800-PACK-RAT and other national, regional and local companies. We believe we are the market share leader in Australia and New Zealand. Our primary competitors in these markets include CGM-CMA Group, and the SCF Group (Simply Containers) as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, they are heavily reliant on monthly sales performance, have slow growing rental fleets and have limited ability to handle larger volume contracts or customer accounts. We believe that participants in this sector compete on the basis of customer relationships, price, service, as well as breadth and quality of equipment offered.

Modular Space

The modular space sector is highly competitive and fragmented as a whole. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies. Our largest North American competitors, Williams Scotsman (WillScot Corporation), Mobile Modular (McGrath RentCorp) and Mobile Mini have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include ATCO Structures & Logistics, BOXX Modular, Vanguard Modular, Design Space and Satellite Shelters. In the Australian portable container buildings market, Royal Wolf maintains a small presence and competes primarily with three large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors are Coates Hire, Atco Structures & Logistics and Ausco Modular (Algeco Scotsman). We believe we compete on the basis of service, quality, customer relationships and price. We believe that our reputation for customer service and a wide selection of units allow us to compete effectively. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tend to inhibit new entrants. As we already maintain a national sale and distribution network, established supply channels and a strong profile in our target markets, many of the barriers to entry applicable to other new entrants are not applicable to us.

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

Employees

As of June 30, 2019, we had a total of 969 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or plan to organize our employees. The employee groups are as follows:

	North America		Asia-Pacific
	Leasing	Manufacturing	Corporate	Leasing
Corporate executive	—	—	5	—
Regional executive and administrative staff	64	11	2	25
Senior and branch management	75	—	—	32
Sales and marketing	93	—	—	84
Branch operations and administration	389	—	—	138
Manufacturing	—	51	—	—

	621	62	7	279

Executive Officers of the Registrant

The following information is provided as of June 30, 2019 regarding our executive officers. No family relationship exists between any executive officer.

Name	Age	Position
Ronald F. Valenta	60	Executive Chairman of the Board
Jody Miller	52	President and Chief Executive Officer
Charles E. Barrantes	67	Executive Vice President and Chief Financial Officer
Christopher A. Wilson	52	General Counsel, Vice President and Secretary
Jeffrey A. Kluckman	58	Executive Vice President of Global Business Development
Neil Littlewood	58	Chief Executive Officer of Royal Wolf Trading Australia Pty Limited
Theodore M.Mourouzis	56	Chief Executive Officer and President of Pac-Van, Inc.

Ronald F. Valenta assumed the title of Executive Chairman of the Board in January 2018. Mr. Valenta has served as a director since our inception and our Chairman of the Board since June 2014. He was our President from inception until January 2017 and Chief Executive Officer from inception until January 2018. From May 2011 to October 2017, Mr. Valenta served as a director of Royal Wolf Holdings Limited when it was an Australian public reporting company. From 1988 to 2003, Mr. Valenta served as the President and Chief Executive Officer of Mobile Services Group, Inc., a portable storage company he founded, and from 2003 to 2006, Mr. Valenta was a director of the National Portable Storage Association, a storage industry non-profit organization that he co-founded. From 1985 to 1989, Mr. Valenta was a Senior Vice President of Public Storage, Inc., and from 1980 to 1985, Mr. Valenta was employed by the accounting firm of Arthur Andersen & Co. in Los Angeles.

Jody Miller became our Chief Executive Officer in January 2018 and has served as our President since January 2017. Mr. Miller was our Executive Vice President from June 2015 to January 2017and has been the Chief Executive Officer of GFN North America Leasing Corporation since June 2015 and has served on the board of Royal Wolf Holdings Limited and subsequently Royal Wolf since 2016. Prior to joining us, Mr. Miller spent over 25 years in the equipment rental industry, including at Mobile Mini, Inc. as Executive Vice President and Chief Operations Officer for five years, Mobile Services Group, Inc. as Senior Vice President for five years, and RSC Holdings, Inc. for fifteen years; where he held many positions, including Regional Vice President for seven years. Mr. Miller is a 1990 graduate of Central Missouri State University.

Charles E. Barrantes has served as our Executive Vice President and Chief Financial Officer since September 2006. Prior to joining us, Mr. Barrantes was Vice President and Chief Financial Officer for Royce Medical Company from early 2005 to its sale in late 2005. From 1999 to early 2005, he was Chief Financial Officer of Earl Scheib, Inc., a public company that operated over 100 retail paint and body shops. Mr. Barrantes has over 40 years of experience in accounting and finance, starting with more than a decade with Arthur Andersen & Co.

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

Jeffrey A. Kluckman is our Executive Vice President of Global Business Development. Jeff started with us in September 2011. Prior to joining us, among other things, he held the role of vice president of mergers and acquisitions for portable storage solutions provider Mobile Mini, Inc. and, earlier, similar positions with Mobile Services Group, Inc., which was acquired by Mobile Mini in 2008, and RSC Equipment Rental, Inc. In his over 20-year background in the rental services sector, including the mobile storage, modular space and equipment rental industries, Mr. Kluckman successfully completed almost 160 transactions. Mr. Kluckman received an accounting degree from Northern Illinois University.

Neil Littlewood became Chief Executive Officer of Royal Wolf in July 2016. He joined Royal Wolf in March 2013 in the role of Executive General Manager, North East. Neil has over 18 years of senior experience in the rental/hire industry including executive roles at Coates Hire and Australian Temporary Fencing. Prior to this, Neil spent 20 years as an Army Officer including being in charge of recruiting for the Australian Army and retiring as Lieutenant Colonel. He is a graduate of the Royal Military College Duntroon and holds a Bachelor of Arts and Masters in Management from the University of New South Wales.

Theodore M. Mourouzis became Chief Executive Officer of Pac-Van, Inc. in April 2017 and has served as its President since August 2006. He previously served as its Chief Operating Officer since 1999 and as its Vice President of Finance from 1997 until 1999. Prior to his employment with Pac-Van, Mr. Mourouzis was a controller for a 3M joint venture, served four years in management consulting with Deloitte & Touche, and was president of a picture framing distributor. He received his undergraduate degree from Stanford University in 1985 and a Masters of Business Administration from The Wharton School of the University of Pennsylvania in 1991.

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

Asia-Pacific

We entered into a licensing agreement with Triton Corporation in May 2008 for the use of the “Royal Wolf” name and trademark in connection with its retail sales and leasing of intermodal cargo containers and other container applications in the domestic storage market within Australia and New Zealand and surrounding islands in the Pacific Islands region. We paid Triton Corporation $740,000 to license the trademark. The license will continue in perpetuity as long as Royal Wolf continues to use the “Royal Wolf” name and trademark as the exclusive name for its business and mark for its products, subject to the termination provisions of the license. The license may be terminated by the licensor upon 30 days notice in the event Royal Wolf breaches its obligations under the license and will terminate automatically if Royal Wolf becomes insolvent or ceases to sell products under the trademark for a continuous period of 30 months. We sold the “Royal Wolf” name and trademark to Royal Wolf in May 2011 in connection with the Australian initial public offering of Royal Wolf. There are no claims pending against Royal Wolf challenging its right to use the “Royal Wolf” name and trade mark within Royal Wolf’s region of business. In September 2017, we reacquired the Royal Wolf shares that were issued in the initial public offering and not previously owned.

Cybersecurity

We believe that we have implemented appropriate preventative measures to avert and mitigate the effects of cyber attacks; however, like other companies, the measures that we employ to protect our systems may not detect or prevent cybersecurity breaches. We have, from time to time, experienced threats to our data and systems, including malware, computer virus attacks and phishing attempts. Costs and consequences of a cybersecurity incident could include, among other things, remediation expenses, lost revenues, litigation, reputational damage and erosion of shareholder value. Our Board regularly reviews our cybersecurity risks and controls with senior management. We have not experienced a material cybersecurity breach.

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

Economic conditions and global market disruptions may adversely affect our business, financial condition and results of operations.

An economic slowdown in the United States and/or globally, including reduced oil and gas and non-residential construction activity, would adversely affect our business. Furthermore, increased global trade disputes, particularly between the U.S. and China, could negatively impact the economies of our businesses in North America and the Asia-Pacific area. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in product sales and leasing, could lead to a build-up of inventory and lease fleet levels and a decline in revenues. In addition, we engage in borrowing and repayment activities under our revolving credit facilities on an almost daily basis and have not had any disruption in our ability to access our revolving credit facilities as needed. However, disruptions in the global capital and credit markets, such as those that occurred in the global financial crisis during the latter part of the past decade, could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facilities, which could have an adverse effect on our business, financial condition and results of operations.

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

During 2018, the U.S. government announced an ad valorem tariff that will be applied to Chinese exports to the U.S. The rollout of the tariff has been in the form of tranches or lists of items to be subject to the tariff. The lists of proposed products and commodities that would be subject to this 25% tariff have included ISO containers, but they have been removed up to this point. However, there cannot be any guarantee that they will not later be subject to future tariffs. Containers involved in typical import/export shipping activities are considered instruments of international trade and not typically subject to tariffs, but it is possible that the U.S. government could view containers as being subject to the proposed tariff once they are sold into the United States. Since a significant portion of portable storage containers currently in the United States are originally manufactured in China to transport goods before eventually being sold for domestic use, any proposed tariff would immediately increase the cost of new and used containers being sold into the United States. Such an action would result in increased steel container prices, which could adversely affect our results of operations and financial condition.

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

Our information technology systems facilitate our ability to monitor and control our operations and adjust to changing market conditions. Any disruption in our information technology systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively transact business, monitor and control our operations and adjust to changing market conditions in a timely manner. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to our own error or events beyond our control, including, but not limited to, cybersecurity (see “Cybersecurity” in Item 1. Business) breaches, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. The failure of these systems to operate effectively could result in substantial harm or inconvenience to us or our customers. This could include the improper use of personal information or other “identity theft.” Each of these situations or data privacy breaches may cause delays in customer service, reduce efficiency in our operations, require significant capital investments to remediate the problem, or result in negative publicity that could harm our reputation and results.

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

Although our competition varies significantly by market, the modular space markets in which we compete are dominated primarily by three participants and are highly competitive. In addition, we compete with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular space industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings have greater financial resources and pricing flexibility. If they focus on portable storage and are unable to compete successfully, we could lose customers and our future revenues and results of operations could decline.

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

A substantial downturn in the domestic oil and gas industry can result in lower expenditures and reduced drilling, which in turn would have a material adverse effect on the results of operations and cash flows of our manufacturing operations in North America. In order to remain commercially viable and diversify outside of the portable liquid containment business, our manufacturing operations have focused on introducing steel-based products for non-oil and gas markets, which include, among other things, a chassis product line targeted to the North American transportation market, the production of GLOs for the portable storage market, the production of storm shelters for the consumer market and the production of specialty portable fuel tanks for the agricultural market. While we have been relatively successful in achieving commercial viability in these non-oil and gas steel-based products and closely monitor the situation, there is no assurance that such commercial success or viability will be sustained.

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

None.

Item 2. Properties

We lease the locations in our North American leasing operations, except for Pac-Van’s corporate offices and two branch locations. Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our primary branches and other properties in North America as of June 30, 2019:

Location	Function/Uses
United States:
Albany, GA	Leasing and sales
Atlanta, GA	Leasing and sales
Austin, TX	Leasing and sales
Bakersfield, CA	Leasing and sales
Baltimore, MD	Leasing and sales
Boston, MA	Leasing and sales
Charleston, WV	Leasing and sales
Charlotte, NC	Leasing and sales
Chicago, IL (owned)	Leasing and sales
Chino, CA (Los Angeles)	Leasing and sales
Cincinnati, OH	Leasing and sales
Cleveland, OH	Leasing and sales
Columbus, OH	Leasing and sales
Corpus Christi, TX	Leasing and sales
Dallas, TX	Leasing and sales
Denver, CO	Leasing and sales
Des Moines, IA	Leasing and sales
Detroit, MI	Leasing and sales
Elkhart, IN	Leasing and sales
Elko, NV	Leasing and sales
Green Bay, WI (c)	Leasing and sales
Greenville, SC	Leasing and sales
Houma, LA	Leasing and sales
Houston, TX	Leasing and sales
Indianapolis, IN	Leasing and sales
Indianapolis, IN (owned)	Corporate office
Jacksonville, FL	Leasing and sales
Kansas City, MO	Leasing and sales
Kenedy, TX (a)	Leasing and sales
Kermit, TX (b)	Leasing and sales
Lafayette, LA	Leasing and sales
Las Vegas, NV	Leasing and sales
Lexington, KY	Leasing and sales
Little Rock, AK	Leasing and sales
Louisville, KY	Leasing and sales
Madison, WI	Leasing and sales
Memphis, TN (owned)	Leasing and sales
Miami, FL	Leasing and sales
Milwaukee, WI	Leasing and sales
Nashville, TN	Leasing and sales
New Brunswick, NJ	Leasing and sales
Orlando, FL	Leasing and sales

Location	Function/Uses
Paducah, KY	Leasing and sales
Panama City, FL	Leasing and sales
Philadelphia, PA	Leasing and sales
Phoenix, AZ (c)	Leasing and sales
Pittsburgh, PA	Leasing and sales
Portland, OR	Leasing and sales
East Moline, IL (Quad Cities)	Leasing and sales
Raleigh, NC	Leasing and sales
Royalton, VT	Leasing and sales
Salt Lake City, UT	Leasing and sales
San Antonio, TX	Leasing and sales
Seattle, WA	Leasing and sales
Springfield, MO	Leasing and sales
St. Louis, MO	Leasing and sales
Tampa, FL	Leasing and sales
Tilton, NH	Leasing and sales
Toledo, OH	Leasing and sales
Watford City, ND	Leasing and sales
Wichita, KS	Leasing and sales
Yakima, WA	Leasing and sales
Canada:
Edmonton, AB (c)	Leasing and sales
Calgary, AB	Leasing and sales
Vancouver, BC	Leasing and sales

(a)	There is another associated location in Karnes County, TX, but it does not conduct leasing and sales.
(b)	There are other associated locations in Goldsmith, Midland and Mentone, TX, but they do not conduct leasing and sales.
(c)	There is also a fleet maintenance and modification facility in this market.

Southern Frac’s 40,000 square foot manufacturing facility located in Waxahachie, Texas is on a 7.4 acre property, which we purchased in December 2012. In addition, Southern Frac has two contiguous leased properties that include administrative offices and warehouse space, as well as additional parking.

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our former chief executive officer, who is also the executive chairman of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, exercised our second option for an additional five-year term commencing on February 1, 2018. We also lease a small office in Northbrook, Illinois. The term of the lease is through October 31, 2019.

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of portable storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and the CSCs are all leased. The following table shows information about our primary CSCs and other properties by country (Australia and New Zealand) at June 30, 2019 and we believe these properties are suitable and adequate:

Location	Functions/Uses
Australia:
Adelaide	Leasing, on-site storage and sales
Albury	Leasing, on-site storage and sales
Brisbane – Weyba Street Banyo	Leasing, on-site storage and sales
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)
South Brisbane – Meadowbrook	Leasing, on-site storage and sales
Cairns	Leasing, on-site storage and sales
Canberra	Leasing, on-site storage and sales
Melbourne East – Clayton	Leasing, on-site storage and sales
Melbourne West – Sunshine	Leasing, on-site storage and sales
Darwin	Leasing, on-site storage and sales
Geelong (Vic)	Leasing, on-site storage and sales
Geraldton	Leasing, on-site storage and sales
Gippsland	Leasing, on-site storage and sales
Gold Coast	Leasing, on-site storage and sales
Gosford – Central Coast	Leasing, on-site storage and sales
Hobart – Tasmania	Leasing, on-site storage and sales
Launceston – Tasmania	Leasing, on-site storage and sales
Gordon	Head office (Not a CSC)
Sydney – Moorebank	Leasing, on-site storage and sales
Newcastle	Leasing, on-site storage and sales
Perth – Bassendean	Leasing, on-site storage and sales
Rockhampton	Leasing, on-site storage and sales
Toowoomba	Leasing, on-site storage and sales
Townsville	Leasing, on-site storage and sales
Wollongong	Leasing, on-site storage and sales
New Zealand:
Auckland – Jarvis Way	Head Office, Leasing, on-site storage and sales
Christchurch	Leasing, on-site storage and sales
Dunedin	Leasing, on-site storage and sales
Hamilton	Leasing, on-site storage and sales
Invercargill	Leasing, on-site storage and sales
Napier	Leasing, on-site storage and sales
Nelson	Leasing, on-site storage and sales
New Plymouth	Leasing, on-site storage and sales
Palmerston North	Leasing, on-site storage and sales
Silverdale/Albany	Leasing, on-site storage and sales
Tauranga/Bay of Plenty	Leasing, on-site storage and sales
Timaru	Leasing, on-site storage and sales
Wellington	Leasing, on-site storage and sales
Whangarei	Leasing, on-site storage and sales

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

	Common Stock
	High	Low
Year Ended June 30, 2018:
Fourth Quarter	$13.55	$7.10
Third Quarter	7.50	6.80
Second Quarter	6.80	5.10
First Quarter	5.15	4.55

Year Ended June 30, 2019:
Fourth Quarter	$9.67	$7.63
Third Quarter	11.16	9.02
Second Quarter	16.00	9.03
First Quarter	15.95	13.10

Record Holders

As of August 1, 2019, there were 68 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We believe that there are thousands of beneficial owners.

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

Equity Compensation Plans

The following table sets forth information concerning our equity compensation plans (see Note 9 of Notes to Consolidated Financial Statements) as of June 30, 2019:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,676,196	$4.39	697,474	(i)
Equity compensation plans not approved by security holders	—	—	—

Total	1,676,196	$4.39	697,474	(i)

(i)	Reduced by the issuance under the equity compensation plans of 1,473,228 restricted stock units (RSU) and restricted (non-vested equity) and non-restricted shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s (“S&P”) Small Cap 600 Index and the Russell 2000 Index if $100 were invested in our common stock and each index on June 30, 2014.

	Period Ending
Index	06/30/14	06/30/15	06/30/16	06/30/17	06/30/18	06/30/19
General Finance Corporation	100.00	54.95	44.74	54.21	142.63	88.11
Russell 2000 Index	100.00	106.49	99.32	123.75	145.49	140.67
S&P SmallCap 600 Index	100.00	106.72	106.69	130.66	157.44	149.76

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2019 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2015	2016	2017	2018	2019
Sales:
Lease inventories and fleet	$90,275	$111,439	$95,764	$122,467	$126,932
Manufactured units	13,981	6,179	4,895	9,850	10,784

	104,256	117,618	100,659	132,317	137,716
Leasing	199,569	168,233	176,269	214,985	240,490

	303,825	285,851	276,928	347,302	378,206

Operating income	43,043	14,383	19,066	43,699	61,590
Other expense, net	(21,301)	(19,860)	(19,938)	(53,485)	(63,236)

Income (loss) before provision for income taxes	21,742	(5,477)	(872)	(9,786)	(1,646)
Net income (loss)	13,045	(3,286)	(847)	(9,107)	(7,466)
Net income (loss) attributable to common stockholders	3,475	(9,025)	(6,620)	(11,964)	(11,124)

Net income (loss) per common share:
Basic	$0.13	$(0.35)	$(0.25)	$(0.46)	$(0.38)
Diluted	0.13	(0.35)	(0.25)	(0.46)	(0.38)

Consolidated Balance Sheet Information:

	June 30,
	2015	2016	2017	2018	2019
Trade and other receivables, net	$47,641	$38,067	$44,390	$50,525	$56,204
Inventories	36,875	34,609	29,648	22,731	29,077
Lease fleet, net	410,985	419,345	427,275	429,388	456,822
Total assets	684,377	673,574	675,314	689,687	718,312

Trade payables and accrued liabilities	37,590	43,476	42,774	50,545	48,460
Senior and other debt	353,940	352,220	355,638	427,218	411,141
Total equity	234,356	224,612	223,248	141,785	177,041

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2018 and June 30, 2019. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2018:
Revenues	$76,917	$92,130	$84,421	$93,834
Gross profit	6,699	10,281	7,745	10,601
Operating income	5,647	15,059	10,872	12,121
Net income (loss) (a)	(844)	2,974	(563)	(10,674)
Net income (loss) attributable to common stockholders	(965)	2,052	(1,485)	(11,566)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net income (loss) per common share:
Basic	$(0.04)	$0.08	$(0.06)	$(0.44)
Diluted	(0.04)	0.08	(0.06)	(0.44)

For the Fiscal Year Ended June 30, 2019:
Revenues	$97,792	$97,993	$86,209	$96,212
Gross profit	9,555	8,924	7,305	10,271
Operating income	16,205	17,455	12,411	15,519
Net income (loss) (b)	(8,164)	(4,206)	(332)	5,236
Net income (loss) attributable to common stockholders	(9,086)	(5,128)	(1,254)	4,344

Net income (loss) per common share:
Basic	$(0.33)	$(0.17)	$(0.04)	$0.14
Diluted	(0.33)	(0.17)	(0.04)	0.14

(a)

Includes pretax charges of $1,717, $504 and $11,498 in the second, third and fourth quarter, respectively, for the change in valuation of a bifurcated derivatives in a convertible note (see Note 5 of Notes to Consolidated Financial Statements).

(b)

Includes pretax charges of $12,366, $9,332, $1,131 and $1,741 in the first, second, third and fourth quarter, respectively, for the change in valuation of a bifurcated derivatives in a convertible note (see Note 5 of Notes to Consolidated Financial Statements).

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

References to “we,” “us,” “our” or the “Company” refer to General Finance Corporation, a Delaware corporation (“GFN”), and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, Royal Wolf Holdings Pty Ltd, an Australian corporation, which was dissolved in June 2019 (“RWH”), Royal Wolf Trading Australia Pty Limited, an Australian corporation, and Royalwolf Trading New Zealand Limited, a New Zealand Corporation (collectively, “Royal Wolf”).

Overview

Founded in October 2005, we are a leading specialty rental services company offering portable (or mobile) storage, modular space and liquid containment solutions in these three distinct, but related industries, which we collectively refer to as the “portable services industry.”

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of June 30, 2019, our two geographic leasing operations primarily lease and sell their products through 23 customer service centers (“CSCs”) in Australia, 14 CSCs in New Zealand, 61 branch locations in the United States and three branch locations in Canada. At that date, we had 279 and 690 employees and 47,183 and 52,560 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Year Ended June 30, 2019 (“FY 2019”) Compared to Year Ended June 30, 2018 (“FY 2018”)

Revenues. Revenues increased by $30.9 million, or 9%, to $378.2 million in FY 2019 from $347.3 million in FY 2018. This consisted of an increase of $41.7 million, or 20%, in revenues in our North American leasing operations, a decrease of $11.7 million, or 9%, in revenues in the Asia-Pacific area and an increase of $0.9 million, or 9%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2019 versus FY 2018 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2019 was $0.7155 U.S. dollar compared to $0.7755 U.S. dollar during FY 2018. In Australian dollars, total revenues in the Asia-Pacific area decreased by 1% in FY 2019 from FY 2018.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased across most sectors by $34.5 million, or 21%, in FY 2019 from FY 2018; primarily in the industrial, commercial, construction, education and oil and gas sectors, which increased by an aggregate $31.4 million between the periods. At Lone Star, revenues increased by $7.2 million, or 18%, from $40.0 million in FY 2018 to $47.2 million in FY 2019. The revenue decrease in the Asia-Pacific area occurred because FY 2018 included four large sales, one in the transportation and three in the utilities sectors, totaling approximately $16.1 million (approximately AUS$21.1 million) that were only partially offset in FY 2019 by one large sale in the education sector for $4.3 million (AUS$6.2 million); and the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenues between the periods decreased by AUS$2.4 million, primarily in the utilities and construction sectors, which decreased by an aggregate AUS$14.8 million; and was partially offset by a total increase of AUS$13.4 million in the education, industrial, moving (removals) and storage and energy sectors.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues, respectively, in FY 2019, compared to 36% and 64% of total non-manufacturing revenues, respectively in FY 2018.

Non-manufacturing sales during FY 2019 amounted to $126.9 million, compared to $122.4 million during FY 2018; representing an increase of $4.5 million, or 4%. This consisted of an increase of $16.8 million, or 30%, in our North American leasing operations and a decrease of $12.3 million, or 18%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of $16.4 million ($8.2 million decrease due to lower unit sales, $4.7 million decrease due to lower average prices and a $3.5 million decrease due to foreign exchange movements) in the CSC operations and an increase of $4.1 million ($8.3 million increase due to higher unit sales, $3.2 million decrease due to lower average prices and a $1.0 million decrease due to foreign exchange movements) in the national accounts group. As discussed above, sales in the Asia-Pacific area decreased between the periods due to four large sales in the transportation and utilities sectors in FY 2018 that were only partially offset in FY 2019 by one large sale in the education sector, and the weaker Australian dollar. In Australian dollars, total sales in the Asia-Pacific area decreased by 12% in FY 2019 from FY 2018, primarily in the transportation, utilities, construction and consumer sectors, which decreased by an aggregate AUS$19.0 million; and were partially offset by an increase of AUS$9.3 million in the education and moving (removals) and storage sectors. In our North American leasing operations, the sales increase in FY 2019 from FY 2018 was across most sectors, but particularly in the industrial, commercial, construction, education and mining sectors, which increased by an aggregate $17.0 million between the periods. FY 2019 included seven large sales aggregating $11.2 million, two in the industrial sector for $7.1 million, two in the construction sector for $2.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The increase at Southern Frac was due primarily from sales of specialty tanks and trailers, which increased by an aggregate $2.7 million in FY 2019 from FY 2018, offset somewhat by a reduction of approximately $1.5 million in the sales of frac tanks and chassis.

Leasing revenues totaled $240.5 million in FY 2019, an increase of $25.5 million, or 12%, from $215.0 million in FY 2018. This consisted of increases of $24.9 million, or 17%, in North America and $0.6 million, or 1%, in the Asia-Pacific area. In Australian dollars, leasing revenues increased by 9% percent in the Asia-Pacific area in FY 2019 from FY 2018.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 83% and 71%, respectively, during FY 2019, as compared to 85% and 71%, respectively, in FY 2018. The overall average utilization was 81% in FY 2019 and 82% in FY 2018; but the average monthly lease rate of containers increased to AUS$163 in FY 2019 from AUS$160 in FY 2018, caused primarily by higher average lease rates in portable storage and building containers between the periods. In addition, the composite average monthly number of units on lease was over 2,600 higher in FY 2019, as compared to FY 2018. Locally, in Australian dollars, leasing revenue remained relatively constant or increased across most of the sectors, but particularly in the transportation, consumer, industrial and construction sectors, which increased between the periods by an aggregate AUS$4.8 million.

In our North American leasing operations, average utilization rates were 79%, 84%, 76%, 86% and 85% and average monthly lease rates were $119, $361, $964, $320 and $786 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2019; as compared to 77%, 83%, 78%, 82% and 84% and average monthly lease rates of $122, $340, $783, $292 and $767 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2018, respectively. The average composite utilization rate was 80% FY 2019 and 78% in FY 2018, and the composite average monthly number of units on lease was over 7,900 higher in FY 2019 as compared to FY 2018. The increase in leasing revenues between the periods was across most sectors, but particularly in the oil and gas, commercial, construction, industrial and retail sectors, which increased by an aggregate $25.4 million in FY 2019 from FY 2018, and was partially offset by a decrease of $1.5 million in the mining sector. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by approximately $17.7 million, or 16%, in FY 2019 from FY 2018.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $5.4 million from $87.8 million during FY 2018 to $93.2 million during FY 2019, and our gross profit percentage from these non-manufacturing sales deteriorated slightly to 27% in FY 2019 from 28% in FY 2018. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $8.5 million in FY 2019, as compared to $9.2 million in FY 2018, resulting in a gross profit of approximately $2.3 million and gross profit percentage of 21% in FY 2019 versus a slight gross profit in FY 2018 of $0.7 million and 7% gross profit percentage. Increased manufacturing sales (including a favorable mix of higher margin specialty tanks and trailers) and production levels, as well as improved efficiency, between the periods were the primary factors in the improvement in the gross margin.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $6.4 million from $166.9 million during FY 2018 to $173.3 million during FY 2019. As a percentage of revenues, however, these costs decreased to 46% during FY 2019 from 48% in FY 2018 due primarily to increases in revenues in North America and higher average units on lease and lease rates between the periods in both geographic venues without a proportionate cost increase in the infrastructure.

Depreciation and Amortization. Depreciation and amortization increased by $1.9 million to $41.7 million in FY 2019 from $39.8 million in FY 2018. The increase between the periods was in both geographic venues, with the Asia-Pacific area increasing by $0.9 million and North America increasing by $1.0 million, as a result of our increased investment in the lease fleet and business acquisitions.

Interest Expense. Interest expense of $35.3 million in FY 2019 increased by $1.3 million from $34.0 million in FY 2018. In the Asia-Pacific area, FY 2019 interest expense was $0.5 million higher than FY 2018 due to higher average borrowings between the periods, which more than offset the slightly lower weighted-average interest rate and translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 10.0% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2019 versus 10.1% in FY 2018. In North America, FY 2019 interest expense increased by $0.8 million from FY 2018 due primarily to the weighted-average interest rate of 6.6% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2019 being higher than the 6.2% in FY 2018, offset somewhat by slightly lower average borrowings between the periods.

Change in Valuation of Bifurcated Derivatives. FY 2019 and FY 2018 include non-cash charges of $24.6 million and $13.7 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note.

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7687 at June 30, 2017, 0.7411 at June 30, 2018 and 0.7029 at June 30, 2019. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(6,138,000) and $(451,000) and $5,163,000 and $(10,159,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity. In addition, in FY 2018 and FY 2019, net unrealized exchange gains on forward exchange contracts totaled $697,000 and $(311,000), respectively.

Income Taxes. Our income tax provision for FY 2019, which derived a very high effective tax rate on a relatively small pretax loss, was significantly greater than the benefit that would have been derived from the U.S. federal statutory rate of 21% primarily as a result of nondeductible expenses for (i) the loss on the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity (see Note 5 of Notes to Consolidated Financial statements). Our effective income tax rate was 6.9% in FY 2018 and was comprised of:

(i) A charge of $0.8 million, primarily as a result of the nondeductible expense of the change in valuation of the bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Consolidated Financial Statements);

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

In both periods, the effective tax rate also differs from the U.S. federal tax rate (28% in FY 2018) because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions, as well as large nondeductible permanent differences in the Asia Pacific area, primarily the valuation of the embedded derivatives, as previously discussed above. FY 2019 included a tax benefit of $311,000 for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2019 and FY 2018, we paid dividends of $3.7 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Noncontrolling Interest. In FY 2018, prior to acquiring all the shares of Royal Wolf that we did not own, noncontrolling interest in the Royal Wolf operations were a decrease of $0.8 million to the net loss.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $11.1 million in FY 2019 versus $12.0 million in FY 2018, an improvement between the periods of $0.9 million. This was primarily due to higher operating profit in both North America and the Asia-Pacific area, substantially offset by the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note, higher interest expense and income taxes.

FY 2018 Compared to Year Ended June 30, 2017 (“FY 2017”)

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

Change in Valuation of Bifurcated Derivatives. FY 2018 includes a non-cash charge of $13.7 million for the loss on the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Consolidated Financial Statements).

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

Income Taxes. Our income tax provision for FY 2018, which derived an effective tax rate of 6.9%, was comprised of:

(i) A charge of $0.8 million, primarily as a result of the nondeductible expense of the change in valuation of the bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Consolidated Financial Statements);

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

Noncontrolling Interest. Noncontrolling interests in the Royal Wolf and, in FY 2017, Southern Frac results of operations were a decrease of $0.8 million to the net loss in FY 2018 and an increase to the net loss of $2.1 million in FY 2017.

Net Loss Attributable to Common Stockholders. Net loss attributable to common stockholders was $12.0 million in FY 2018 versus a net loss of $6.6 million in FY 2017, an increase of approximately $5.4 million, primarily as a result of the non-cash charge of $13.7 million for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note and higher interest expense; offset somewhat by higher operating profit in both North America and the Asia-Pacific area.

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

	Year Ended June 30,
	2015	2016	2017	2018	2019
Net income (loss)	$13,045	$(3,286)	$(847)	$(9,107)	$(7,466)
Add —
Provision (benefit) for income taxes	8,697	(2,191)	(25)	(679)	5,820
Loss on change in valuation of bifurcated derivative in Convertible Note	—	—	—	13,719	24,570
Foreign exchange and other	273	309	351	5,887	3,513
Interest expense	21,096	19,648	19,653	33,991	35,344
Interest income	(68)	(97)	(66)	(112)	(191)
Depreciation and amortization	38,571	38,634	40,092	40,335	42,108
Impairment of goodwill and trade name	—	3,068	—	—	—
Share-based compensation expense	2,174	2,388	1,374	3,658	2,680
Expenses of postponed public equity offering	365	—	—	—	—
Inventory write-downs and related	—	1,630	—	—	—
Non-recurring severance costs and CEO retirement compensation at Royal Wolf	—	727	—	—	—
Refinancing costs not capitalized	—	—	437	—	506

Adjusted EBITDA	$84,153	$60,830	$60,969	$87,692	$106,884

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended on June 25, 2018 and March 22, 2019 (the “Deutsche Bank Credit Facility”), consists of a $30,223,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $81,884,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,057,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $26,358,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023

Bison Capital Notes

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2017	2018	2019
Net cash provided by operating activities	$35,307	$58,775	$52,087

Net cash used in investing activities	$(30,722)	$(114,500)	$(64,000)

Net cash provided by (used in) financing activities	$(6,159)	$70,721	$1,581

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $52.1 million during FY 2019 versus $58.8 million during FY 2018, a decrease of $6.7 million between the periods. The net loss in FY 2019 of $7.5 million was $1.6 million better than the net loss in FY 2018 of $9.1 million, but our management of operating assets and liabilities in FY 2019, when compared to FY 2018, reduced cash by $17.6 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $1.0 million between the periods. Share-based compensation was $2.7 million in FY 2019 versus $3.7 million in FY 2018. Also, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, further decreased operating cash flow by approximately $10.3 million between the periods, from a net cash increase of $5.4 million in FY 2018 to a net cash decrease of $4.9 million in FY 2019. However, cash from operating activities between the periods increased by $10.9 million as a result of non-cash adjustments of $24.6 million in FY 2019 relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Note, versus $13.7 million in FY 2018, and the non-cash realized foreign exchange loss of $3.6 million prior to its conversion to equity in FY 2019 (see Note 5 of Notes to Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $2.6 million, from an aggregate $46.7 million in FY 2018 to $49.3 million in FY 2019; and operating cash flows were further enhanced by $7.0 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $4.0 million versus reducing cash by $3.0 million in FY 2018. During FY 2019 and FY 2018, the net gain on the sales of lease fleet reduced operating cash flows by $10.0 million and $8.5 million, respectively.

Investing Activities. Net cash used in investing activities was $64.0 million during FY 2019, as compared to $114.5 million used during FY 2018, resulting in a net reduction in cash used between the periods of $50.5 million. In FY 2018, we used $73.3 million and $15.1 million of cash to acquire the noncontrolling interest of Royal Wolf and make four business acquisitions in North America, respectively; whereas in FY 2019 we made six business acquisitions, five in North America and one in the Asia-Pacific area, for $18.6 million (see Note 4 of Notes to Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $7.2 million in FY 2019 and $4.8 million in FY 2018, an increase of $2.4 million. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $38.5 million in FY 2019 as compared to $21.1 million in FY 2018, an increase of $17.4 million. In FY 2019, net capital expenditures of lease fleet were approximately $32.1 million in North America, as compared to $19.0 million in FY 2018, an increase of $13.1 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $6.4 million in FY 2019, versus $2.1 million in FY 2018, an increase of $4.3 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash provided from financing activities was $1.6 million during FY 2019, as compared to $70.7 million provided during FY 2018, a decrease to cash between the periods of $69.1 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements). In FY 2019 and FY 2018, financing activities also included net borrowings of $68.1 million and $89.4 million, respectively, on existing credit facilities. These financing activities on our existing credit facilities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. In addition, in FY 2019, $63.3 million was borrowed under the Deutsche Bank Credit Facility to repay the Senior Term Note; and, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Consolidated Financial Statements). Deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $4.0 million in FY 2018 versus $0.4 million in FY 2019, which primarily related to the Senior Notes consent solicitation and an amendment to Wells Fargo Credit Facility. Cash of $3.7 million was used during both periods to pay dividends on primarily our Series C Preferred Stock; and, in FY 2018, Royal Wolf paid a capital stock dividend of $1.0 million to noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements). In FY 2019, we received proceeds of $0.9 million from issuances of common stock on the exercises of stock options versus $1.2 million in FY 2018.

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

Financing Activities. Net cash provided from financing activities was $70.7 million during FY 2018, as compared to $6.2 million cash used during FY 2017, an increase to cash between the periods of $76.9 million. In FY 2018, we issued the Bison Capital Notes for proceeds totaling $80.0 million to, among other things, acquire the noncontrolling interest of Royal Wolf (see above) and repay the principal of $10.0 million due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements). Cash of $3.7 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and, in FY 2018 and FY 2017, Royal Wolf paid a capital stock dividend of $1.0 million and $1.9 million, respectively, to the noncontrolling interests (see Note 3 of Notes to Consolidated Financial Statements). In FY 2018 and FY 2017, financing activities also included net borrowings and repayments of $89.4 million and $3.3 million, respectively, on existing credit facilities and, in FY 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5.4 million. These financing activities on our existing credit facilities and Senior Notes were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends, manage our operating assets and liabilities and, in FY 2018, $81.5 million was borrowed from the Deutsche Bank Credit Facility to repay the ANZ/CBA Credit Facility (see Note 5 of Notes to Consolidated Financial Statements). In addition, deferred financing costs related to the Bison Capital Notes and Deutsche Bank Credit Facility totaled $4.0 million in FY 2018 and, in FY 2017, we paid deferred financing costs of $2.8 million primarily for the amendment and extension of our senior secured credit facilities in both North America and the Asia-Pacific area, as well as for the “tack-on” offering of our publicly-traded Senior Notes. In FY 2018, we received proceeds of $1.2 million from issuances of common stock on the exercises of stock options versus $0.1 million in FY 2017.

Asset Management

Receivables and inventories were $56.2 million and $29.1 million at June 30, 2019 and $50.5 million and $22.7 million at June 30, 2018, respectively. At June 30, 2019, DSO in trade receivables were 34 days and 46 days in the Asia-Pacific area and our North American leasing operations, as compared to 35 days and 47 days at June 30, 2018, respectively. The $6.4 million increase in inventories was primarily due to the timing of receipts of sale and fleet units to fulfill known increased demand. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $456.8 million at June 30, 2019, as compared to $429.4 million at June 30, 2018. At June 30, 2019, we had 99,743 units (25,355 units in retail operations in Australia, 9,254 units in national account group operations in Australia, 12,574 units in New Zealand, which are considered retail; and 52,560 units in North America) in our lease fleet, as compared to 85,812 units (24,037 units in retail operations in Australia, 8,046 units in national account group operations in Australia, 10,222 units in New Zealand, which are considered retail; and 43,507 units in North America) at June 30, 2018. At those dates, 77,214 units (20,376 units in retail operations in Australia, 5,931 units in national account group operations in Australia, 10,196 units in New Zealand, which are considered retail; and 40,711 units in North America); and 68,712 units (20,102 units in retail operations in Australia, 5,038 units in national account group operations in Australia, 8,705 units in New Zealand, which are considered retail; and 34,867 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 39,616 storage and freight containers and 7,567 portable building containers at June 30, 2019; and 34,507 storage and freight containers and 7,798 portable building containers at June 30, 2018. At those dates, units on lease were comprised of 31,610 storage and freight containers and 4,893 portable building containers; and 28,301 storage and freight containers and 5,544 portable building containers, respectively.

In North America, the lease fleet was comprised of 37,304 storage containers, 5,426 office containers (GLOs), 4,215 portable liquid storage tank containers, 4,436 mobile offices and 1,179 modular units at June 30, 2019; and 29,518 storage containers, 4,216 office containers (GLOs), 4,147 portable liquid storage tank containers, 4,447 mobile offices and 1,179 modular units at June 30, 2018. At those dates, units on lease were comprised of 28,561 storage containers, 4,437 office containers, 2,793 portable liquid storage tank containers, 3,931 mobile offices and 989 modular units; and 23,040 storage containers, 3,620 office containers, 3,405 portable liquid storage tank containers, 3,792 mobile offices and 1,010 modular units, respectively.

Contractual Obligations and Commitments

Our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. The table below provides a summary of our contractual obligations and reflects expected payments due as of June 30, 2019 and does not reflect changes that could arise after that date (dollars in thousands).

	Total	Within 1 Year	Within 1 to 2 Years	Within 2 to 3 Years	Within 3 to 4 Years	Within 4 to 5 Years	More than 5 Years
Deutsche Bank Credit Facility	$135,522	$7,308	$6,045	$6,045	$6,045	$110,079	$—
Interest payment obligations under the Deutsche Bank Credit Facility (a)	37,599	9,415	8,938	8,507	8,075	2,664	—
Wells Fargo Credit Facility	193,587	—	—	193,587	—	—	—
Interest payment obligations under the Wells Fargo Credit Facility (b)	27,356	10,008	10,008	7,340	—	—	—
Senior Notes	77,390	—	—	77,390	—	—	—
Interest payment obligations under the Senior Notes (c)	13,100	6,288	6,288	524	—	—	—
Other (d)	6,956	2,674	1,497	843	1,230	620	92
Other interest payment obligations (e)	798	337	212	142	80	24	3
Operating leases (f)	44,624	11,655	9,198	6,585	4,992	3,103	9,091

Total	$536,932	$47,685	$42,186	$300,963	$20,422	$116,490	$9,186

(a)	Interest payment obligations under the Deutsche Bank Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2019 of 7.14%.
(b)	Interest payment obligations under the Wells Fargo Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2019 of 5.17%.
(c)	Interest payment obligations under the Senior Notes were calculated using the stated rate of 8.125%.
(d)	Includes primarily equipment financing and real estate mortgage.
(e)

Other interest payment obligations were calculated using a weighted –average rate during the fourth quarter of FY 2019 of 6.0% (interest payments subsequent to June 30, 2024 are considered immaterial and are not calculated).

(f)	See Note 10 of Notes to Consolidated Financial Statements.

We estimate the annual distribution requirements with respect to our Series C Preferred Stock and Series B Preferred Stock outstanding at June 30, 2019 to be approximately $3.7 million. Dividends are paid when and if declared by our Board of Directors and accumulate if not paid.

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

We lease and sell a fleet of storage, portable building, office and portable liquid storage tank containers, modular buildings and mobile offices to our customers. Leases to customers, which have varying terms, generally qualify as operating leases unless there is a bargain purchase option at the end of the lease term. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured, while revenue from the sales of manufactured units are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs. There were no such significant arrangements in FY 2017, FY 2018 and FY 2019. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.

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

We assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is more likely than not less than the carrying amount, a quantitative process for potential impairment is performed where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then in accordance with FASB Accounting Standards Update (“ASU”) No. 2017-04, a goodwill impairment write-down would be recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Our annual impairment assessment at June 30, 2018 and 2019 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that we believe are reasonable, but are uncertain and subject to changes in market conditions.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related revolving line of credit senior debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangible assets (those assets resulting from acquisitions) for impairment if we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If we determine that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If we determine that fair value is not likely to be less than the carrying amount, then no further testing would be required. We conducted our review at each fiscal yearend, which did not result in an impairment adjustment at June 30, 2018 and 2019. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which we believe are reasonable, but are uncertain and subject to changes in market conditions.

We had a convertible note which conversion rights and minimum return provision were embedded derivatives that required bifurcation and separate accounting of fair value. We determine the fair value of these bifurcated derivatives using a valuation model and market prices and reassess fair value at the end of each reporting period, or more frequently as deemed necessary, with any changes in value reported in the consolidated statements of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, after the remediation of the material weakness in our internal control over financial reporting described below, were effective at the reasonable assurance level.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting, after the remediation of the material weakness described below, was effective as of June 30, 2019. The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by Crowe LLP, our independent registered public accounting firm, as stated and attested to in their report that is included herein.

During the third quarter of FY 2019, we identified an error in the accounting for the valuation of the minimum return provision in the Convertible Note (see Note 5 of Notes to Consolidated Financial Statements). Specifically, the accounting for the valuation of the minimum return provision in the Convertible Note during the quarter ended September 30, 2018 should have been a charge through the condensed consolidated statements of operations instead of directly to equity. We restated our previously issued condensed consolidated financial statements for the quarters ended September 30, 2018 and December 31, 2018 for this error and the respective Quarterly Reports on Form 10-Q/A filed reflected the proper accounting for this bifurcated derivative. In light of our determination that there were material inaccuracies in the financial information for the quarter ended September 30, 2018 and six months ended December 31, 2018, which were included in the original Quarterly Report for the quarters ended September 30, 2018 and December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that a control deficiency with respect to the identification, interpretation and application of accounting for highly technical or non-routine and complex accounting transactions constituted a material weakness in internal control over financial reporting.

We have enhanced our controls and procedures to properly identify, interpret and apply the accounting for derivatives. As part of this process, we have designated key finance personnel to participate in derivative accounting training and will also implement a formal continuing education program to ensure our key finance personnel are adequately trained and that they maintain competencies with not only current accounting and reporting requirements, but to monitor new FASB and SEC accounting and reporting rules to ensure timely review, education, assessment, and adoption. On highly technical or non-routine and complex accounting transactions, we will engage third-party advisors with the requisite skills and technical expertise to assist us in assessing, performing and reviewing such transactions. Based on these changes to our internal control over financial reporting, we believe the material weakness described above has been remediated as of June 30, 2019.

Changes in Internal Control over Financial Reporting

Other than the changes made to address the material deficiency described above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).

3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).

Exhibit No.	Exhibit Description
3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).

3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).

3.10	Amended and Restated Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Association (incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).

4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.5	Form of 8.125% Senior Note due 2021 (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.6	Second Supplemental Indenture dated as of October 31, 2018, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed November 1, 2018).

10.1	General Finance Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.2	General Finance Corporation 2014 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 17, 2014).

10.3	Amendment to General Finance Corporation 2014 Stock Incentive Plan Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).

10.4	Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Registrant’s Form 8-K filed December 9, 2015).

10.5	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), the Private Bank and Trust Company (the “Private Bank”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, N.A. (“BHI”) and GACP I, L.P. (“Great American” and collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), GFN Realty Company, LLC, (“GFNRC”), Lone Star Tank Rental Inc. (“Lone Star”), Pac-Van, Inc. (“Pac-Van”), Southern Frac, LLC (“Southern Frac”), PV Acquisition Corp., (“PV Acquisition”), GFN Manufacturing Corporation (“GFN Manufacturing”), and GFN North America Corp. (“GFNNA” and collectively with GFNRC, Southern Frac, Lone Star, Pac-Van, PV Acquisition and GFN Manufacturing, the “Credit Parties”) (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

Exhibit No.	Exhibit Description
10.6	Pledge Agreement dated March 24, 2017 by GFN Realty Company, LLC (“GFN Realty”), for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

10.7	Master Assignment and Assumption Agreement dated March 24, 2017 among Pac-Van, the Lenders, Capital One Business Corp. and HSBC Bank U.S.A. (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

10.8	Intercreditor Provisions dated March 24, 2017 among the Lenders and the Credit Parties (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

10.9	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo, East West, CIT, the Private Bank, Key Bank, BHI and Great American (collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), and the Credit Parties (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017).

10.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 24, 2017 among Wells Fargo Bank, East West, CIT, Private Bank, Key Bank, BHI, Great American, GFNRC, Lone Star, Pac-Van and Southern Frac. (Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission) (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017).

10.11	Increase and Joinder Agreement dated as of June 30, 2017 among Wells Fargo Bank, National Association, Associated Bank, N.A., East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC (incorporated by reference to Registrant’s Form 8-K filed July 6, 2017).

10.12	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.13	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.14	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.15	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.16	Amendment No. 7 to Amended and Restated Credit Agreement is dated as of July 31, 2017 among Wells Fargo Bank, National Association, East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., Associated Bank, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC and Guarantor Acknowledgement (incorporated by reference to Registrant’s Form 8-K filed August 1, 2017).

10.17	Waiver of Certain Closing Conditions dated August 17, 2017 by and among Bison Capital Partners V, LP, General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed August 21, 2017).

Exhibit No.	Exhibit Description
10.18	Amended and Restated Securities Purchase Agreement dated September 19, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 22, 2017).

10.19	11.9% Secured Senior Convertible Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.20	11.9% Secured Senior Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.21	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.22	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.23	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.24	Pledged Account Agreement dated September 25, 2017 among D.A. Davidson & Co., Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.25	CHESS Sponsorship Deed dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd., Credit Suisse Equities (Australia) Limited and Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.26	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.27	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.28	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.29	Side Letter Deed dated September 25, 2017 among Bison Capital Partners V, L.P., General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.30	Board Observer Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.31	Registration Rights Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

Exhibit No.	Exhibit Description
10.32	Guaranty dated September 25, 2017 by GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.33	Syndicated Facility Agreement dated October 26, 2017 among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed October 27, 2017).

10.34	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.35	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.36	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.37	Securities Purchase Agreement dated July 12, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.38	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.39	Valenta Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018).

10.40	Miller Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018).

10.41	First Amendment and Restatement Deed dated June 25, 2018 among RWH, Royal Wolf Trading Australia Pty Ltd., Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, CSL Fund (PB) Holdings Lux Sarl II, Aiguilles Rouges Lux Sarl II, Core Senior Lending Fund (A-A) Lux SARL II and Core Senior Lending Fund Lux SARL II (incorporated by reference to Registrant’s Form 8-K/A filed June 29, 2018).

10.42	First Amendment to Amended and Restated Purchase Agreement dated June 26, 2018 by and among Bison, GFN, GFNAPH, GFNAPF and GFN U.S. (incorporated by reference to Registrant’s Form 8-K/A filed June 29, 2018).

10.43	Amendment No. 8 to Amended and Restated Credit Agreement dated as of December 24, 2018 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, B.M. (“BHI”), Associated Bank (“Associated” and collectively with Wells Fargo, East West, CIT, CIBC, Key Bank and BHI, the “Lenders”), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated December 24, 2018 by PV Acquisition Corp. and GFN Manufacturing Corporation (incorporated by reference to Registrant’s Form 8-K filed December 26, 2018).

Exhibit No.	Exhibit Description
10.44	Second Amendment and Restatement Deed dated March 22, 2019 among GFN Asia Pacific Holdings Pty Ltd., Royal Wolf Holdings Pty Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, CSL Fund (PB) Holdings Lux Sarl II, CSL Fund (PB) Holdings B Lux Sarl II, CSL Fund (PB) Holdings C Lux Sarl II, Aiguilles Rouges Lux Sarl II, Core Senior Lending Fund (A-A) Lux SARL II, Core Senior Lending Fund Lux SARL II, Kitty Hawk Credit Lux SARL II, GIM, L.P., Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed March 27, 2019).

10.45	Combined Security Agreement dated March 22, 2019 between GFN Asia Pacific Holdings Pty Ltd and P.T. Limited 2018 (incorporated by reference to Registrant’s Form 8-K filed March 27, 2019).

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350(a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a)	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Jody E. Miller September 12, 2019
Name:	Jody E. Miller
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jody E. Miller Jody E. Miller	Chief Executive Officer (Principal Executive Officer)	September 12, 2019

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 12, 2019

/s/ Ronald F. Valenta Ronald F. Valenta	Executive Chairman of the Board	September 12, 2019

/s/ James B. Roszak James B. Roszak	Lead Independent Director	September 12, 2019

/s/ Manuel Marrero Manuel Marrero	Director	September 12, 2019

/s/ Susan L. Harris Susan L. Harris	Director	September 12, 2019

/s/ Larry D. Tashjian Larry D. Tashjian	Director	September 12, 2019

/s/ William H. Baribault William H. Baribault	Director	September 12, 2019

/s/ Douglas B. Trussler Douglas B. Trussler	Director	September 12, 2019

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of General Finance Corporation

Pasadena, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Finance Corporation (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income/loss, equity, and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Sherman Oaks, California

September 12, 2019

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2018	June 30, 2019
Assets
Cash and cash equivalents	$21,617	$10,359
Trade and other receivables, net of allowance for doubtful accounts of $5,687 and $5,490 at June 30, 2018 and June 30, 2019, respectively	50,525	56,204
Inventories	22,731	29,077
Prepaid expenses and other	8,023	9,823
Property, plant and equipment, net	22,310	22,895
Lease fleet, net	429,388	456,822
Goodwill	109,943	111,323
Other intangible assets, net	25,150	21,809

Total assets	$689,687	$718,312

Liabilities
Trade payables and accrued liabilities	$50,545	$48,460
Income taxes payable	361	506
Unearned revenue and advance payments	19,226	22,671
Senior and other debt, net	427,218	411,141
Fair value of bifurcated derivatives in Convertible Note	15,583	19,782
Deferred tax liabilities	34,969	38,711

Total liabilities	547,902	541,271

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2018 and 2019	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 27,017,606 shares issued and outstanding at June 30, 2018 and 30,471,406 at June 30, 2019	3	3
Additional paid-in capital	139,547	183,933
Accumulated other comprehensive loss	(17,091)	(18,755)
Accumulated deficit	(21,278)	(28,744)

Total General Finance Corporation stockholders’ equity	141,281	176,537
Equity of noncontrolling interests	504	504

Total equity	141,785	177,041

Total liabilities and equity	$689,687	$718,312

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2017	2018	2019
Revenues
Sales:
Lease inventories and fleet	$95,764	$122,467	$126,932
Manufactured units	4,895	9,850	10,784

	100,659	132,317	137,716
Leasing	176,269	214,985	240,490

	276,928	347,302	378,206

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	68,215	87,779	93,183
Manufactured units	6,336	9,212	8,478
Direct costs of leasing operations	76,306	89,201	91,286
Selling and general expenses	67,705	77,650	81,965
Depreciation and amortization	39,300	39,761	41,704

Operating income	19,066	43,699	61,590

Interest income	66	112	191
Interest expense (includes cash flow hedge reclassifications from AOCI of an unrealized gain of $1,073 in 2017 and $12 in 2018)	(19,653)	(33,991)	(35,344)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	—	(13,719)	(24,570)
Foreign exchange and other	(351)	(5,887)	(3,513)

	(19,938)	(53,485)	(63,236)

Loss before benefit for income taxes	(872)	(9,786)	(1,646)
Provision (benefit) for income taxes	(25)	(679)	5,820

Net loss	(847)	(9,107)	(7,466)

Preferred stock dividends	(3,658)	(3,658)	(3,658)
Noncontrolling interest	(2,115)	801	—

Net loss attributable to common stockholders	$(6,620)	$(11,964)	$(11,124)

Net loss per common share:
Basic	$(0.25)	$(0.46)	$(0.38)
Diluted	(0.25)	(0.46)	(0.38)

Weighted average shares outstanding:
Basic	26,348,344	26,269,931	29,318,511
Diluted	26,348,344	26,269,931	29,318,511

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,
	2017	2018	2019
Net loss	$(847)	$(9,107)	$(7,466)

Other comprehensive income (loss):
Change in fair value, net of cash flow hedge reclassifications to the statement of operations of an unrealized gain of $1,073 in 2017 and $12 in 2018, and net of income tax effect of $325, $28 and $606 in 2017, 2018 and 2019, respectively	(222)	(80)	(1,399)
Cumulative translation adjustment	3,814	1,988	(265)

Total comprehensive income (loss)	2,745	(7,199)	(9,130)
Allocated to noncontrolling interests	(3,933)	(1,095)	—

Comprehensive loss allocable to General Finance Corporation stockholders	$(1,188)	$(8,294)	$(9,130)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2016	$40,100	$3	$122,568	$(14,129)	$(10,010)	$138,532	$86,080	$224,612
Share-based compensation	—	—	1,406	—	—	1,406	(32)	1,374
Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,879)	(1,879)
Issuance of 21,500 shares of common stock on exercises of stock options	—	—	54	—	—	54	—	54
Grant of 22,112 shares of common stock	—	—	—	—	—	—	—	—
Grant of net 349,304 shares of restricted stock	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	(2,962)	(2,962)	2,115	(847)
Fair value change in derivative, net of related tax effect	—	—	—	(113)	—	(113)	(109)	(222)
Cumulative translation adjustment	—	—	—	1,887	—	1,887	1,927	3,814

Total comprehensive income (loss)	—	—	—	—	—	(1,188)	3,933	2,745

Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$135,146	$88,102	$223,248

Share-based compensation	—	—	3,067	—	—	3,067	591	3,658
Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	(1,038)	(1,038)
Issuance of 237,260 shares of common stock on exercises of stock options	—	—	1,150	—	—	1,150	—	1,150
Grant of net 125,885 shares of restricted stock	—	—	—	—	—	—	—	—
Grant of 42,773 shares of common stock	—	—	—	—	—	—	—	—
Refund from terminated Royal Wolf LTI Plan trust	—	—	338	—	—	338	—	338
Net loss	—	—	—	—	(8,306)	(8,306)	(801)	(9,107)
Fair value change in derivative, net of related tax effect	—	—	—	(141)	—	(141)	61	(80)
Cumulative translation adjustment	—	—	—	153	—	153	1,835	1,988

Total comprehensive income	—	—	—	—	—	(8,294)	1,095	(7,199)

Acquisition of noncontrolling interest in Royal Wolf	—	—	18,280	(4,748)	—	13,532	(88,246)	(74,714)

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$141,281	$504	$141,785

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Share-based compensation	$—	$—	$2,680	$—	$—	$2,680	$—	$2,680
Preferred stock dividends	—	—	(3,658)	—	—	(3,658)	—	(3,658)
Issuance of 142,963 shares of common stock on exercises of stock options	—	—	858	—	—	858	—	858
Grant of 185,940 shares of restricted stock	—	—	—	—	—	—	—	—
Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—
Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	44,506	—	—	44,506	—	44,506
Net loss	—	—	—	—	(7,466)	(7,466)	—	(7,466)
Fair value change in derivative, net of related tax effect	—	—	—	(1,399)	—	(1,399)	—	(1,399)
Cumulative translation adjustment	—	—	—	(265)	—	(265)	—	(265)

Total comprehensive income	—	—	—	—	—	(9,130)	—	(9,130)

Balance at June 30, 2019	$40,100	$3	$183,933	$(18,755)	$(28,744)	$176,537	$504	$177,041

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2017	2018	2019
Cash flows from operating activities:
Net loss	$(847)	$(9,107)	$(7,466)
Adjustments to reconcile net loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(126)	(2)	(149)
Gain on sales of lease fleet	(3,700)	(8,464)	(9,967)
Gain on bargain purchase of businesses	—	—	(1,767)
Unrealized foreign exchange loss (gain)	375	6,138	(5,163)
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	—	—	3,554
Unrealized loss (gain) on forward exchange contracts	12	(697)	311
Unrealized gain on interest rate swaps	(1,073)	(12)	—
Change in valuation of bifurcated derivatives in Convertible Note	—	13,719	24,570
Depreciation and amortization	40,092	40,335	42,108
Amortization of deferred financing costs	1,504	2,293	2,915
Accretion of interest	316	822	(529)
Interest deferred on Senior Term Note	—	3,272	4,798
Share-based compensation expense	1,374	3,658	2,680
Deferred income taxes	(1,194)	(2,981)	3,989
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(5,445)	(6,446)	(6,368)
Inventories	6,253	7,021	(3,980)
Prepaid expenses and other	492	1,170	(1,847)
Trade payables, accrued liabilities and unearned revenues	(1,843)	6,975	4,108
Income taxes	(883)	1,081	290

Net cash provided by operating activities	35,307	58,775	52,087

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(4,993)	(15,084)	(18,598)
Acquisition of noncontrolling interest in Royal Wolf	—	(73,251)	—
Proceeds from sales of property, plant and equipment	267	281	483
Purchases of property, plant and equipment	(3,693)	(4,784)	(7,213)
Proceeds from sales of lease fleet	24,030	27,481	32,391
Purchases of lease fleet	(45,812)	(48,566)	(70,891)
Other intangible assets	(521)	(577)	(172)

Net cash used in investing activities	(30,722)	(114,500)	(64,000)

Cash flows from financing activities:
Proceeds from (repayments of) equipment financing activities, net	(483)	(512)	122
Repayment of Credit Suisse Term Loan	—	(10,000)	—
Repayment of ANZ/CBA Credit Facility	—	(81,521)	—
Proceeds from issuance of Bison Notes	—	80,000	—
Repayment of Bison Capital Senior Term Note	—	—	(63,311)
Proceeds from (repayments of) senior and other debt borrowings, net	(2,782)	89,942	67,997
Proceeds from issuances of 8.125% senior notes	5,390	—	—
Deferred financing costs	(2,801)	(3,980)	(427)
Proceeds from issuances of common stock	54	1,150	858
Dividends and distributions by subsidiaries	(1,879)	(1,038)	—
Refund from terminated Royal Wolf LTI Plan trust	—	338	—
Preferred stock dividends	(3,658)	(3,658)	(3,658)

Net cash provided by (used in) financing activities	(6,159)	70,721	1,581

Net increase (decrease) in cash	(1,574)	14,996	(10,332)

Cash and equivalents at beginning of period	9,342	7,792	21,617

The effect of foreign currency translation on cash	24	(1,171)	(926)

Cash and equivalents at end of period	$7,792	$21,617	$10,359

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$18,914	$31,091	$31,943
Income taxes	2,529	587	1,131

Non-cash investing and financing activities:

The Company included non-cash holdback amounts totaling $376, $1,044 and $1,907 as part of the consideration for business acquisitions during the year ended June 30, 2017, 2018 and 2019, respectively (Note 4).

On September 10, 2018, the Company forced the conversion of the aggregate $26,000 principal balance of the Bison Capital Convertible Note into 3,058,824 shares of GFN common stock with a value of $44,506 (Note 5).

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Business Operations

General Finance Corporation (“GFN”) was incorporated in Delaware in October 2005. References to the “Company” in these Notes are to GFN and its consolidated subsidiaries. These subsidiaries include GFN U.S. Australasia Holdings, Inc., a Delaware corporation (“GFN U.S.”); GFN Insurance Corporation, an Arizona corporation (“GFNI”); GFN North America Leasing Corporation, a Delaware corporation (“GFNNA Leasing”); GFN North America Corp., a Delaware corporation (“GFNNA”); GFN Realty Company, LLC, a Delaware limited liability company (“GFNRC”); GFN Manufacturing Corporation, a Delaware corporation (“GFNMC”), and its subsidiary, Southern Frac, LLC, a Texas limited liability company (collectively “Southern Frac”); Pac-Van, Inc., an Indiana corporation, and its Canadian subsidiary, PV Acquisition Corp., an Alberta corporation (collectively “Pac-Van”); and Lone Star Tank Rental Inc., a Delaware corporation (“Lone Star”); GFN Asia Pacific Holdings Pty Ltd, an Australian corporation (“GFNAPH”), and its subsidiaries, Royal Wolf Holdings Pty Ltd, an Australian corporation, which was dissolved in June 2019 (“RWH”), Royal Wolf Trading Australia Pty Limited, an Australian corporation, and Royalwolf Trading New Zealand Limited, a New Zealand Corporation (collectively, “Royal Wolf”).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Unless otherwise indicated, references to “FY 2017,” “FY 2018” and “FY 2019” are to the fiscal years ended June 30, 2017, 2018 and 2019, respectively.

Certain amounts have been reclassified or revised to conform with the current year presentation. The most significant are the income taxes paid for FY 2017 and FY 2018, which are disclosed supplementally in the consolidated statements of cash flows.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Information

FASB ASC Topic 280, Segment Reporting, establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Based on the provisions of FASB ASC Topic 280 and the manner in which the chief operating decision maker analyzes the business, the Company has determined it has two separately reportable geographic areas that include four operating segments, North America (the leasing operations of Pac-Van and Lone Star and manufacturing, including corporate headquarters) and the Asia-Pacific area (the leasing operations of Royal Wolf).

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

Inventories

Inventories are stated at the lower of cost or net realizable value and consist of primarily finished goods for containers, modular buildings and mobile offices held for sale or lease; as well as raw materials, work in-process and finished goods of manufactured portable liquid storage tank containers. Costs for leasing operations are

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assigned to individual items on the basis of specific identification and include expenditures incurred in acquiring the inventories and bringing them to their existing condition and location; while costs for manufactured units are determined using the first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business. Expenses of marketing, selling and distribution to customers, as well as costs of completion, are estimated and are deducted from the estimated selling price to establish net realizable value. Inventories are comprised of the following (in thousands):

	June 30,
	2018	2019
Finished goods	$18,971	$25,576
Work in-process	1,442	1,275
Raw materials	2,318	2,226

	$22,731	$29,077

Derivative Financial Instruments

The Company may use derivative financial instruments to hedge its exposure to foreign currency and interest rate risks arising from operating, financing and investing activities. The Company does not hold or issue derivative financial instruments for trading purposes. However, derivatives that do not qualify for hedge accounting are accounted for as trading instruments. Derivative financial instruments are recognized initially at fair value. Subsequent to initial recognition, derivative financial instruments are stated at fair value. The gain or loss on the remeasurement to fair value on unhedged (or the ineffective portion of hedged) derivative financial instruments is recognized in the statement of operations. Also, as more fully discussed in Note 5, the Company accounts for the fair value of embedded derivatives in a convertible note that required bifurcation.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

appropriate allocation of production overhead, where applicable. Depreciation for property, plant and equipment is recorded on the straight-line basis over the estimated useful lives of the related asset. The residual value, the useful life and the depreciation method applied to an asset are reassessed at least annually.

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2018	2019
Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including capital lease assets)	3 — 20 years	43,078	47,433
Furniture, fixtures and office equipment	3 — 10 years	11,959	13,786

		62,098	68,280
Less accumulated depreciation and amortization		(39,788)	(45,385)

		$22,310	$22,895

Capital leases

Leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as capital leases. Other leases are classified as operating leases. A lease asset and a lease liability equal to the present value of the minimum lease payments, or the fair value of the leased item, whichever is the lower, are capitalized and recorded at the inception of the lease. Lease payments are apportioned between the finance charges and reduction of the lease liability so as to achieve a constant rate of interest on the remaining balance of the liability. Finance charges are charged directly to the statement of operations. Capitalized leased assets are depreciated over the shorter of the estimated useful life of the asset or the lease term. Capitalized leased assets as of June 30, 2018 and 2019, include gross costs of $6,660,000 and $10,804,000, and accumulated amortization of $3,247,000 and $5,655,000, resulting in a net book value of $3,413,000 and $5,149,000, respectively.

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

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2018 and 2019, the gross costs of the lease fleet were $555,263,000 and $598,757,000, respectively. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2018 and 2019.

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

The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for the Company’s overall business; (3) significant changes during the period in the Company’s market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If the Company did determine that fair value is more likely than not less than the carrying amount, a quantitative process for potential impairment is performed where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then in accordance with FASB Accounting Standards Update (“ASU”) No. 2017-04, a goodwill impairment write-down would be recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

The Company’s annual impairment assessment at June 30, 2018 and 2019 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable, but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the balance of goodwill was as follows (in thousands):

	June 30,
	2017	2018	2019
Beginning of year (a)	$102,546	$105,129	$109,943
Additions to goodwill	1,673	5,827	2,819
Impairment of goodwill	—	—	—
Other adjustments, primarily foreign translation effect	910	(1,013)	(1,439)

End of year (b)	$105,129	$109,943	$111,323

(a)	Net of accumulated impairment losses of $16,172 at June 30, 2016, 2017 and 2018.
(b)	Net of accumulated impairment losses of $16,172 at June 30, 2017, 2018 and 2019.

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

	June 30, 2018			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	29,057	(14,150)	14,907	31,069	(17,174)	13,895
Non-compete agreements	9,005	(7,130)	1,875	8,782	(8,031)	751
Deferred financing costs	3,522	(1,905)	1,617	3,563	(2,290)	1,273
Other	4,683	(2,965)	1,718	4,328	(3,471)	857

	$51,753	$(26,603)	$25,150	$53,228	$(31,419)	$21,809

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. The Company conducted its review at each year end, which did not result in an impairment adjustment at June 30, 2018 and 2019. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which the Company believes are reasonable, but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2019 is as follows (in thousands):

Year Ending June 30,
2020	$4,258
2021	2,977
2022	2,388
2023	1,706
2024	1,312
Thereafter	4,135

$16,776

The weighted-average remaining useful life of the finite intangible assets was approximately 8.7 years at June 30, 2019.

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2017, FY 2018 and FY 2019 were $1,586,000, $1,552,000 and $1,588,000, respectively.

Revenue from Contracts with Customers

The Company leases and sells new and used storage, office, building and portable liquid storage tank containers, modular buildings and mobile offices to its customers, as well as provides other ancillary products and services. The Company recognizes revenue in accordance with two accounting standards. The rental revenue portions of the Company’s revenues that arise from lease arrangements are accounted for in accordance with Topic 840, Leases. Revenues determined to be non-lease related, including sales of lease inventories and fleet, sales of manufactured units and rental-related services, are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted by the Company under the modified retrospective method at July 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements, nor was there a significant cumulative effect of initially applying the new standard.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 840. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during FY 2019, FY 2018 and FY 2017 were $55,235,000, $47,600,000 and $38,239,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 840. For contracts that have multiple performance obligations, revenue is allocated

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation.

Rental contracts are based on a monthly rate for our portable storage and modular space fleet and a daily rate for our liquid containment fleet. Rental revenue is recognized ratably over the rental period. The rental continues until the end of the initial term of the lease or when cancelled by the customer or the Company. If equipment is returned prior to the end of the contractual lease period, customers are typically billed a cancellation fee, which is recorded as rental revenue upon the return of the equipment. Customers may utilize our equipment transportation services and other on-site services in conjunction with the rental of equipment, but are not required to do so. Given the short duration of these services, equipment transportation services and other on-site services revenue of a rented unit is recognized in leasing revenue upon completion of the service.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2019 and June 30, 2018, we had approximately $22,671,000 and $19,226,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $12,538,000, which were included in the unearned rental revenue balance at June 30, 2018, were recognized during FY 2019. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2019 and June 30, 2018, the Company had $219,331 and $238,956, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated Rental Revenue

In the following table, total revenue is disaggregated by revenue type for the periods indicated. The table also includes a reconciliation of the disaggregated rental revenue to our reportable segments.

	FY 2019
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Non-lease:
Sales lease inventories and fleet	$72,241	$—	$72,241	$—	$—	$72,241	$54,691	$126,932
Sales manufactured units	—	—	—	14,922	(4,138)	10,784	—	10,784

Total non-lease revenues	72,241	—	72,241	14,922	(4,138)	83,025	54,691	137,716

Leasing:
Rental revenue	101,830	25,269	127,099	—	(1,862)	125,237	49,813	175,050
Rental-related services	28,631	21,955	50,586	—	—	50,586	14,854	65,440

Total leasing revenues	130,461	47,224	177,685	—	(1,862)	175,823	64,667	240,490

Total revenues	$202,702	$47,224	$249,926	$14,922	$(6,000)	$258,848	$119,358	$378,206

	FY 2018
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Non-lease:
Sales lease inventories and fleet	$55,438	$20	$55,458	$—	$—	$55,458	$67,009	$122,467
Sales manufactured units	—	—	—	13,565	(3,715)	9,850	—	9,850

Total non-lease revenues	55,438	20	55,458	13,565	(3,715)	65,308	67,009	132,317

Leasing:
Rental revenue	76,693	22,769	99,462	—	(1,132)	98,330	49,404	147,734
Rental-related services	35,334	17,191	52,525	—	—	52,525	14,726	67,251

Total leasing revenues	112,027	39,960	151,987	—	(1,132)	150,855	64,130	214,985

Total revenues	$167,465	$39,980	$207,445	$13,565	$(4,847)	$216,163	$131,139	$347,302

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FY 2017
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Non-lease:
Sales lease inventories and fleet	$47,640	$—	$47,640	$—	$—	$47,640	$48,124	$95,764
Sales manufactured units	—	—	—	6,944	(2,049)	4,895	—	4,895

Total non-lease revenues	47,640	—	47,640	6,944	(2,049)	52,535	48,124	100,659

Leasing:
Rental revenue	64,751	10,481	75,232	—	(291)	74,941	46,188	121,129
Rental-related services	32,632	8,616	41,248	—	—	41,248	13,892	55,140

Total leasing revenues	97,383	19,097	116,480	—	(291)	116,189	60,080	176,269

Total revenues	$145,023	$19,097	$164,120	$6,944	$(2,340)	$168,724	$108,204	$276,928

Advertising

Advertising costs are generally expensed as incurred. At June 30, 2018 and 2019, prepaid advertising costs were not significant. Advertising costs expensed were approximately $3,478,000, $3,834,000 and $3,587,000 for FY 2017, FY 2018 and FY 2019, respectively.

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $172,000, $483,000 and $546,000 in FY 2017, FY 2018 and FY 2019, respectively. Freight charges billed to customers are recorded as revenue and included in sales.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2016 are subject to examination by the U.S. Internal Revenue Service (“IRS”); and, for U.S. state tax purposes, with few exceptions and depending on the state, periods subsequent to June 30, 2014 are subject to examination by the respective state’s taxation authorities. Periods subsequent to June 30, 2015, June 30, 2014 and June 30, 2012 are subject to examination by the respective taxation authorities in Canada, Australia and New Zealand, respectively. Tax records are required to be kept for five years and seven years in Australia and New Zealand, respectively. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months. The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

Enacted U.S. Federal Tax Legislation

Introduced initially as the Tax Cuts and Jobs Act, the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act applied to corporations generally beginning with taxable years starting after December 31, 2017, or the fiscal year ending June 30, 2019 for the Company, and reduced the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduced other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduced an international tax reform that moved the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations was subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. Any transition tax to be paid on accumulated foreign earnings was not significant since the Company had available NOL and FTC carryforwards to offset any transitional taxes that would be otherwise payable.

In accordance with ASC Topic 740, Income Taxes, in FY 2018 the Company re-measured its deferred income tax assets and liabilities for, among other things, temporary differences and NOL and FTC carryforwards reasonably estimated to be existing at December 22, 2017, from the current statutory rate of 35% to the new corporate rate of either 28% (if the temporary timing differences were expected to roll off in FY 2018) or 21 percent (if the temporary timing differences and NOL carryforwards were expected to remain as of June 30, 2018). This re-measurement resulted in an estimated benefit of approximately $6,979,000, which was recognized in FY 2018 through the provision (benefit) for income taxes in the accompanying consolidated statements of operations. This estimated tax benefit was offset by approximately $4,843,000 for the estimated transition tax and a valuation allowance of $330,000 that was established to offset previously recognized FTC carryforward deferred tax assets that the Company believes will not be realized, and other adjustments totaling approximately $299,000. Both the estimated transition tax and valuation allowance were considered provisional amounts that required further analysis. These provisional amounts were subject to adjustment during a measurement period which should not extend beyond one year from the enactment date of the Act as in accordance with Staff Accounting Bulletin No. 118.

During FY 2019, the remeasurement offset was adjusted to $4,493,000 for the transition tax and a valuation allowance of $529,000. The net benefit of $151,000 has been recorded through the FY 2019 income tax provision.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equivalents) the Company had outstanding related to stock options, non-vested equity shares, restricted stock units and convertible debt. The following is a reconciliation of weighted average shares outstanding used in calculating earnings per common share:

	FY 2017	FY 2018	FY 2019
Basic	26,348,344	26,269,931	29,318,511
Dilutive effect of common stock equivalents	—	—	—

Diluted	26,348,344	26,269,931	29,318,511

Potential common stock equivalents totaling 1,635,025, 5,475,347 and 2,144,800 for FY 2017, FY 2018 and FY 2019, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new guidance was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This new guidance, as updated by ASU No. 2018-01 (January 2018), ASU No. 2018-10 (July 2018), ASU No. 2018-11 (July 2018), ASU No. 2018-20 (December 2018) and ASU No. 2019-01 (March 2019), would eliminate the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 would be substantially unchanged from the previous lease requirements under U.S. GAAP. ASU No. 2016-02 will take effect for public companies in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted and for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, lessees and lessors must apply a modified retrospective transition approach. During FY 2018 and FY 2019, the Company evaluated this new accounting standard and engaged professionals in the new lease accounting implementation and related real estate consulting industry to assist in determining the effect of the new standard as of July 1, 2019. At that date, the Company had over 150 real estate and vehicle leases and evaluated each of these leases in accordance with the new lease accounting standard under ASC Topic 842. As of July 1, 2019, the Company estimates that the right of use asset to be recorded on its consolidated balance sheet would be approximately $69.1 million and that the related liability would be approximately $69.6 million related to operating leases. The difference between the right of use asset and related lease liability is predominantly deferred rent and other related lease expenses under the new lease accounting standard.

The Company, upon its adoption on July 1, 2019, intends on utilizing a modified retrospective transition approach and to choose the effective date as the date of initial application. If so, financial information will not be updated and the disclosures required under the new accounting standard will not be provided for dates and periods before July 1, 2019. The accounting standard includes optional transitional practical expedients intended to simplify its adoption and the Company intends to adopt the package of practical expedients, which would allow it to retain the historical lease classification determined under legacy U.S. GAAP, as well as relief from reviewing expired or existing contracts to determine if they contain leases. In addition, the accounting for

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contracts in which the Company is the lessor is not affected and the Company does not plan to elect the practical expedient for lessor accounting. The Company does not expect the adoption of this accounting standard to materially impact its consolidated statements of operations or cash flows.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities. ASU No. 2017-12 expands hedge accounting for both non-financial and financial risk components and refines the measurement of hedge results in an attempt to better reflect an entity’s hedging strategies. The ASU also amends the presentation and disclosure requirements and changes how entities assess hedge effectiveness. The effective date of ASU No. 2017-12 for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, though early adoption is permitted. The new standard must be adopted using a modified retrospective transition with a cumulative effect adjustment recorded to opening retained earnings as of the initial adoption date. The Company adopted ASU No. 2017-12 in FY 2019 and its impact was not significant.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2018 and 2019, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2018 and 2019, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of June 30, 2019, since issuance, dividends paid or payable totaled $101,000 for the Series B Preferred Stock and dividends paid totaled $21,740,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 7, 2019, the Company, through Pac-Van, purchased the container and trailer business of Pier Mobile Storage, Inc. (“Pier Mobile”) for approximately $1,694,000, which included a general indemnity and other adjustment amounts of $173,000. Pier Mobile operates from three locations in Kentucky.

The allocation for the acquisition in FY 2019 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Spacewise NZ July 2, 2018	Delmarva August 9, 2018	Instant Storage September 21, 2018	Tilton October 5, 2018	BBS Leasing March 27, 2019	Pier Mobile May 7, 2019	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$—	$—	$—	$—	$—
Inventories	995	157	555	318	355	682	3,062
Property, plant and equipment	79	38	465	329	—	195	1,106
Lease fleet	6,834	893	3,013	2,775	234	504	14,253
Unearned revenue and advance payments	(5)	(112)	(289)	(260)	(35)	(30)	(731)
Deferred income taxes	(225)	—	—	—	—	—	(225)

Total net tangible assets acquired and liabilities assumed	7,678	976	3,744	3,162	554	1,351	17,465

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Spacewise NZ July 2, 2018	Delmarva August 9, 2018	Instant Storage September 21, 2018	Tilton October 5, 2018	BBS Leasing March 27, 2019	Pier Mobile May 7, 2019	Total
Fair value of intangible assets acquired:
Non-compete agreement	$67	$7	$44	$42	$15	$15	$190
Customer lists/relationships	734	—	369	576	254	171	2,104
Other	—	—	(306)	—	—	—	(306)
Goodwill	—	—	717	1,651	294	157	2,819

Total intangible assets acquired	801	7	824	2,269	563	343	4,807

Total net tangible and intangible assets acquired	$8,479	$983	$4,568	$5,431	$1,117	$1,694	$22,272

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

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. In FY 2017, the goodwill recognized in the GCC, CSS and All Direct acquisitions are not deductible for U.S. income tax purposes. The goodwill recognized in the FY 2018 acquisitions are deductible for U.S. income tax purposes and the goodwill recognized in the Instant Storage, Tilton, BBS Leasing and Pier Mobile acquisitions are deductible for U.S. income tax purposes.

The Company incurred approximately $44,000 during FY 2017, $163,000 during FY 2018 and $399,000 during FY 2019 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended on June 25, 2018 and March 22, 2019 (the “Deutsche Bank Credit Facility”), consists of a $30,223,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $81,884,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,057,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$26,358,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $2,018,200 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $739,100 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 3.0% and 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2020 and 2021, with no prepayment penalty due after March 22, 2021.

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

At June 30, 2019, the Deutsche Bank Credit Facility totaled $134,414,000 (AUS$191,236,000), net of deferred financing costs of $1,108,000 (AUS$1,577,000), and availability, including cash at the bank, totaled $20,080,000 (AUS$28,568,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.702871 U.S. dollar and one New Zealand dollar to 0.672146 U.S. dollar at June 30, 2019.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and separately accounted for on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At June 30, 2019, the fair value of this bifurcated derivative was $19,782,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At June 30, 2019, borrowings and availability under the Wells Fargo Credit Facility totaled $193,587,000 and $60,150,000, respectively.

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

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($75,824,000 and $76,184,000, net of unamortized debt issuance costs of $1,566,000 and $1,206,000, at June 30, 2018 and 2019, respectively).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes. The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% (104.063% at June 30, 2019) of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At June 30, 2019, equipment financing and other debt totaled $6,956,000.

The Company was in compliance with the financial covenants under all its credit facilities as of June 30, 2019.

The weighted-average interest rate in the Asia-Pacific area was 5.0%, 10.1% and 10.0% in FY 2017, FY 2018 and FY 2019, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 5.3%, 6.2% and 6.6% in FY 2017, FY 2018 and FY 2019, respectively, which does not include the effect of the amortization of deferred financing costs and accretion.

Senior and other debt consisted of the following at June 30, 2018 and 2019 (in thousands):

	June 30,
	2018	2019
Deutsche Bank Credit Facility	$79,745	$134,414
Bison Capital Notes	81,048	—
Wells Fargo Credit Facility	183,949	193,587
Senior Notes	75,824	76,184
Equipment Financing and Other	6,652	6,956

	$427,218	$411,141

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2019 were as follows (in thousands):

Year Ending June 30,
2020	$9,982
2021	7,542
2022	277,865	(a)
2023	7,275
2024	110,699
Thereafter	92

	413,455
Less – deferred financing costs	(2,314)

	$411,141

(a)	Wells Fargo Credit Facility is reflected as maturing on March 24, 2022.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2018	June 30, 2019
Swap Contracts	Trade payables and accrued liabilities	$223	$2,223
Forward-Exchange Contracts	Trade and other receivables	298	2
	Trade payables and accrued liabilities	—	18
Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	15,583	19,782

Type of Derivative Contract	Statement of Operations Classification	FY 2017	FY 2018	FY 2019
Swap Contracts	Unrealized gain (loss) included in interest expense	$1,073	$12	$—
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss)	(12)	697	(311)
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	—	13,719	24,570

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. In FY 2017, the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. In FY 2017 and FY 2018, unrealized gains of $1,073,000 and $12,000, respectively, were recorded in interest expense. In FY 2018, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In April 2019, this interest swap contract was amended and extended.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the reporting dates (Level 2 fair value measurement). As of June 30, 2018 and 2019, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	June 30,
	2018	2019
Notional amounts	$37,055	$70,287
Fixed/Strike Rates	7.414%	6.92%
Floating Rates	7.16%	1.2046%
Fair Value of Combined Contracts	$(223)	$(2,233)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2018, there were 32 open forward exchange that mature between July 2018 and November 2018; and, as of June 30, 2019, there 21 open forward exchange contracts that mature between July 2019 and October 2019, as follows (dollars in thousands):

	June 30,	June 30,
	2018	2019
Notional amounts	$8,950	$9,305
Exchange/Strike Rates (AUD to USD)	0.68142 - 0.80004	0.67313 - 0.72039
Fair Value of Combined Contracts	$298	$(16)

In FY 2017, FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(375,000) and $(39,000), $(6,138,00) and $(451,000) and 5,163,000 and $(10,159,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of the Company’s senior credit facilities as of June 30, 2018 and 2019 was determined to be approximately $423,029,000 (carrying value of $425,133,000, gross of deferred financing costs of $4,567,000) and $402,245,000 (carrying value of $406,499,000, gross of deferred financing costs of $2,314,000), respectively. The Company also determined that the fair value of its other debt of $6,652,000 and $6,956,000 at June 30, 2018 and 2019, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% of consolidated revenues or trade receivables during and at the periods presented. However, in our North American leasing operations a significant portion of the business activity are with companies in the construction and energy (oil and gas and mining) industries. Revenues from the construction industry totaled $40,739,000 in FY 2017; and revenues and receivables from the construction industry totaled $44,769,000 and $6,298,000 during FY 2018 and at June 30, 2018, respectively; and $55,455,000 and $8,142,000 during FY 2019 and at June 30, 2019, respectively. Revenues of $24,964,000, $49,322,000 and $58,511,000 during FY 2017, FY 2018 and FY 2019, respectively; and receivables of $11,869,000 and $13,967,000 at June 30, 2018 and 2019, respectively, were from the energy industry.

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not typically significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $2,529,000 and $5,060,000, $1,850,000 and $2,570,000, and $1,559,000 and $1,702,000 for FY 2017, FY 2018 and FY 2019, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2017, FY 2018 and FY 2019 was $42,000, $20,000 and $(54,000), respectively.

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

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	FY 2017	FY 2018	FY 2019
North America	$(8,234)	$11,739	$29,205
Asia-Pacific	7,362	(21,525)	(30,851)

	$(872)	$(9,786)	$(1,646)

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consisted of the following (in thousands):

	FY 2017	FY 2018	FY 2019
Current:
U.S. Federal	$—	$—	$—
State	172	481	504
Foreign	703	1,925	1,574

	875	2,406	2,078

Deferred:
U.S. Federal	(3,351)	(1,323)	5,026
State	(120)	844	1,397
Foreign	2,571	(2,606)	(2,681)

	(900)	(3,085)	3,742

	$(25)	$(679)	$5,820

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2018	2019
Deferred tax assets:
Net operating loss and tax credit carryforwards	$21,094	$16,928
Accrued compensation and other benefits	3,025	3,029
Allowance for doubtful accounts	1,314	1,279
Deferred revenue and expenses	4,252	3,892

Total deferred tax assets	29,685	25,128

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(64,324)	(63,310)

Total deferred tax liabilities	(64,324)	(63,310)

Valuation allowance	(330)	(529)

Net deferred tax liabilities	$(34,969)	$(38,711)

At June 30, 2019, the Company had a U.S. federal net operating loss carryforward of $71,746,000, which expires if unused during fiscal years 2030 – 2039, and state net operating loss carryforwards of $23,380,000, which will begin expiring in fiscal year 2021. As a result of transactions of its publicly-held common stock, it is possible to have a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. The Company has determined that, as of June 30, 2019, there was not a significant limitation from any such ownership changes. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, there was a limitation on the net operating loss carryforward for the period preceding the ownership change. However, this net operating loss carryforward is expected to be fully available and fully utilized in the current year.

For income tax purposes, deductible compensation related to non-qualified stock option awards is based on the value of the award when realized, which may be different than the compensation expense recognized in the consolidated financial statements, which is based on the award value on the date of grant. The difference between the value of the award upon grant and the value of the award when ultimately realized creates either additional

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tax benefits or a tax shortfall. Prior to July 1, 2017, tax benefits resulting from tax deductions in excess of the compensation cost recognized for share-based awards would have been recognized as increases to additional paid in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available. Tax shortfalls, which would occur when the tax deduction for share-based awards is less than the compensation cost recognized, would have been recorded as a reduction to additional paid in capital to the extent that, cumulatively, the shortfalls do not exceed the cumulative excess tax benefits recognized (including excess tax benefits not yet recognized in additional paid in capital). Should cumulative tax shortfalls have exceeded cumulative excess tax benefits, the difference would have been reflected as additional tax expense in the consolidated financial statements. The Company did not recognize excess tax benefits in FY 2017 because it has not paid U.S. federal income taxes in those years. Effective July 1, 2017, the difference between the deductible compensation related to share-based awards based on the value of the award when realized and the compensation expense recognized in the consolidated financial statements based on the award value on the date of grant is recognized upon realization as an additional tax expense or benefit in the consolidated statements of operations.

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. As of June 30, 2018 and 2019, the Company recorded a valuation allowance of $330,000 and $529,000, respectively, for foreign tax credit carryforwards that it believes will not be realized.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	FY 2017	FY 2018	FY 2019
Federal statutory rate	35.0%	28.0%	21.0%
Adjustment to estimated state deferred tax liability, net of U.S. federal tax benefit (a)	(34.1)	—	—
Change in valuation of bifurcated derivative in Convertible Note	—	(42.7)	(521.3)
State and Asia-Pacific taxes, net of U.S. federal tax benefit	(2.1)	6.0	117.2
Adjustment of net deferred tax liability for enacted tax rate change by the Act	—	18.8	21.2
Adjustment for previously unrecognized net tax deficiency related to equity compensation activity prior to July 1, 2017	—	(1.1)	—
Net tax benefit related to equity compensation activity	—	0.4	15.4
Valuation allowance	—	(3.4)	(12.1)
Other	4.1	0.9	5.0

Effective tax rate	2.9%	6.9%	(353.6%)

(a)	Adjustment for estimated state taxes of $297,000.

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and, on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $113,000 in FY 2017, $112,000 in FY 2018 and $111,000 in FY 2019.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $124,000 in FY 2017, $131,000 in FY 2018 and $176,000 in FY 2019.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At June 30, 2019, 697,474 shares remained available for grant.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 12, 2019 (the “February 2019 Grant”), the Company granted 1,625 time-based and 1,624 performance-based options to a key employee of Royal Wolf to purchase a total of 3,249 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $10.34 per share. The options under the February 2019 Grant vest over 36 months from the date of grant, with the vesting of the performance-based options subject to the attainment of the targets. The fair value of the stock options in the February 2019 Grant was $5.05, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 2.584%, an expected life of 7.5 years, an expected volatility of 41.88% and no expected dividend.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2019, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2017, FY 2018 and FY 2019 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2016	2,183,224	$5.30
Granted	225,000	5.10
Exercised	(21,500)	2.50
Forfeited or expired	(325,667)	7.75

Outstanding at June 30, 2017	2,061,057	$4.92	4.9

Exercisable at June 30, 2017	1,632,256	$4.78	3.8

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2017	2,061,057	$4.92
Granted	306,280	6.49
Exercised	(237,260)	4.85
Forfeited or expired	(305,167)	8.96

Outstanding at June 30, 2018	1,824,910	$4.52	5.8

Exercisable at June 30, 2018	1,333,564	$4.01	4.5

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2018	1,824,910	$4.52
Granted	3,249	10.34
Exercised	(142,963)	6.01
Forfeited or expired	(9,000)	6.50

Outstanding at June 30, 2019	1,676,196	$4.39	5.0

Vested and expected to vest at June 30, 2019	1,676,196	$4.39	5.0

Exercisable at June 30, 2019	1,360,361	$4.03	4.4

At June 30, 2019, outstanding time-based options and performance-based options totaled 1,087,972 and 588,224, respectively. Also at that date, the Company’s market price for its common stock was $8.37 per share, which was above the exercise prices of substantially all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $6,926,800. Share-based compensation of $8,935,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity, from inception through June 30, 2019. At that date, there remains $678,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 0.8 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2016	373,507	4.20	—	$—
Granted	349,304	4.10	—	—
Vested	(242,501)	6.10	—	—
Forfeited	—	—	—	—

Nonvested at June 30, 2017	480,310	4.54	—	—
Granted	125,885	9.69	211,763	7.15
Vested	(226,345)	4.42	—	—
Forfeited	—	—	—	—

Nonvested at June 30, 2018	379,850	6.32	211,763	7.15
Granted	185,940	8.91	20,590	10.34
Vested	(236,373)	5.63	(66,073)	7.15
Forfeited	—	—	(27,093)	7.15

Nonvested at June 30, 2019	329,417	$8.28	139,187	$7.62

Share-based compensation of $4,525,000 and $840,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2019. At that date, there remains $2,416,000 and $694,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.43 year – 2.95 years and 1.00 - 2.20 years, respectively, for the restricted stock and RSU.

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

With the Company’s acquisition of the noncontrolling interest of Royal Wolf (see Note 4), the LTI Plan was terminated in September 2017 and the RWH Board determined that 582,370 performance rights were deemed vested, resulting in payments totaling A$1,066,000 ($835,000) to participants. At the date of its termination, Royal Wolf had granted, net of forfeitures, 2,582,723 performance rights to key management personnel under the LTI Plan. Also, through the date of termination, 677,953 of the performance rights had been converted into RWH capital stock through purchases in the open market. In FY 2017 and FY 2018, share-based compensation of $(74,000) and $1,207,000, respectively, related to the LTI Plan had been recognized in the consolidated statements of operations, with a corresponding benefit to equity. In addition, in FY 2018, $338,000 (A$458,000) was refunded back to Royal Wolf by the trust established to make the open market purchases of RWH shares reserved for grant under the LTI Plan. This refund was recorded as a benefit to equity.

Note 10. Commitments and Contingencies

Operating Lease Rentals

The Company leases primarily facilities and office equipment under operating leases. The leases have terms of between one and nine years, some with an option to renew the lease after that period. None of the leases includes contingent rentals. There are no restrictions placed upon the lessee by entering into these leases. Non-cancellable operating lease rentals at June 30, 2019 are payable as follows (in thousands):

Year Ending June 30,
2020	$11,655
2021	9,198
2022	6,585
2023	4,992
2024	3,103
Thereafter	9,091

$44,624

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental expense on non-cancellable operating leases was $11,911,000, $13,004,000 and $13,439,000 in FY 2017, FY 2018 and FY 2019, respectively.

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2019 are as follows (in thousands):

Year Ending June 30,
2020	$20,833
2021	4,907
2022	2,403
2023	1,524
2024	1,197
Thereafter	1,155

$32,019

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2018 and June 30, 2019, reported liability totaled $721,000 and $1,335,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2018	2019
Trade payables	$23,112	$20,448
Checks written in excess of bank balance	1,295	104
Payroll and related	11,012	11,506
Taxes, other than income	1,820	1,970
Fair value of interest swap and forward currency exchange contacts	223	2,233
Accrued interest	4,005	3,682
Deferred consideration	2,568	1,831
Self-insured reported liability	721	1,335
Other accruals	5,789	5,351

	$50,545	$48,460

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

	FY 2019
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$72,241	$—	$72,241	$14,922	$(4,138)	$83,025	$54,691	$137,716
Leasing	130,461	47,224	177,685	—	(1,862)	175,823	64,667	240,490

	$202,702	$47,224	$249,926	$14,922	$(6,000)	$258,848	$119,358	$378,206

Share-based compensation	$331	$33	$364	$27	$1,562	$1,953	$727	$2,680

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FY 2019
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Depreciation and amortization	$15,524	$8,936	$24,460	$404	$(741)	$24,123	$17,985	$42,108

Operating income	$39,497	$14,236	$53,733	$1,044	$(6,708)	$48,069	$13,521	$61,590

Interest income	$—	$—	$—	$—	$7	$7	$184	$191

Interest expense	$11,215	$1,130	$12,345	$257	$6,843	$19,445	$15,899	$35,344

Additions to long-lived assets	$53,235	$1,783	$55,018	$27	$(227)	$54,818	$23,286	$78,104

	At June 30, 2019
Long-lived assets	$301,233	$44,694	$345,927	$1,707	$(9,606)	$338,028	$141,689	$479,717

Goodwill	$64,517	$20,782	$85,299	$—	$—	$85,299	$26,024	$111,323

	FY 2018
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$55,438	$20	$55,458	$13,565	$(3,715)	$65,308	$67,009	$132,317
Leasing	112,027	39,960	151,987	—	(1,132)	150,855	64,130	214,985

	$167,465	$39,980	$207,445	$13,565	$(4,847)	$216,163	$131,139	$347,302

Share-based compensation	$309	$41	$350	$46	$1,749	$2,145	$1,513	$3,658

Depreciation and amortization	$14,233	$9,161	$23,394	$574	$(731)	$23,237	$17,098	$40,335

Operating income	$28,689	$8,798	$37,487	$(351)	$(6,709)	$30,427	$13,272	$43,699

Interest income	$—	$—	$—	$—	$9	$9	$103	$112

Interest expense	$9,172	$1,770	$10,942	$384	$7,291	$18,617	$15,374	$33,991

Additions to long-lived assets	$33,628	$3,326	$36,954	$131	$(334)	$36,751	$16,599	$53,350

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At June 30, 2018
Long-lived assets	$264,651	$49,352	$314,003	$2,083	$(10,099)	$305,987	$145,711	$451,698

Goodwill	$61,693	$20,782	$82,475	$—	$—	$82,475	$27,468	$109,943

	FY 2017
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$47,640	$—	$47,640	$6,944	$(2,049)	$52,535	$48,124	$100,659
Leasing	97,383	19,097	116,480	—	(291)	116,189	60,080	176,269

	$145,023	$19,097	$164,120	$6,944	$(2,340)	$168,724	$108,204	$276,928

Share-based compensation	$333	$41	$374	$62	$1,012	$1,448	$(74)	$1,374

Depreciation and amortization	$13,663	$9,666	$23,329	$792	$(728)	$23,393	$16,699	$40,092

Operating income (loss)	$19,551	$(3,916)	$15,635	$(2,430)	$(4,907)	$8,298	$10,768	$19,066

Interest income	$—	$—	$—	$—	$25	$25	$41	$66

Interest expense	$7,304	$1,369	$8,673	$392	$7,325	$16,390	$3,263	$19,653

Additions to long-lived assets	$26,024	$47	$26,071	$—	$(247)	$25,824	$23,681	$49,505

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $2,049,000, $3,715,000 and $4,138,000 during FY 2017, FY 2018 and FY 2019, respectively; and intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $1,000,000 and $1,730,000 during FY 2018 and FY 2019, respectively.

Note 13. Subsequent Events

On July 12, 2019, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2019 through July 30, 2019, and payable on July 31, 2019 to holders of record as of July 30, 2019.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2018	2019
	(in thousands)
Cash and cash equivalents	$89	$266
Property and equipment, net	14	23
Other assets	19,489	7,528
Investment and intercompany accounts	200,294	247,638

Total Assets	$219,886	$255,455

Accounts payable, accrued and other liabilities	$2,781	$2,734
Senior and other debt	75,824	76,184
General Finance Corporation stockholders’ equity	141,281	176,537

Total Liabilities and Stockholders’ Equity	$219,886	$255,455

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2017	2018	2019
	(in thousands)
General and administrative expenses	$5,473	$7,022	$7,299
Depreciation and amortization	28	36	20

Operating loss	(5,501)	(7,058)	(7,319)

Equity in losses of subsidiaries	(8,568)	(16,886)	(10,703)
Intercompany income	13,806	16,138	14,164
Interest expense	(7,325)	(7,291)	(6,843)
Other income, net	21	7	—

	(2,066)	(8,032)	(3,382)

Loss before income taxes	(7,567)	(15,090)	(10,701)
Income tax benefit	(4,605)	(6,784)	(3,235)

Net loss attributable to stockholders	(2,962)	(8,306)	(7,466)
Preferred stock dividends	3,658	3,658	3,658

Net loss attributable to common stockholders	$(6,620)	$(11,964)	$(11,124)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2017	2018	2019
	(in thousands)
Cash flows from operating activities:
Net loss attributable to stockholders	$(2,962)	$(8,306)	$(7,466)
Equity in losses of subsidiaries	8,568	16,886	10,703
Depreciation and amortization	28	36	20
Amortization of deferred financing costs	565	587	555
Share-based compensation expense	1,012	1,749	1,562
Deferred income taxes	(4,605)	(6,784)	(3,342)
Changes in operating assets and liabilities	418	1,950	449

Net cash provided by operating activities	3,024	6,118	2,481

Cash flows from investing activities:
Purchases of property and equipment	(21)	(5)	(23)
Other intangible assets	(50)	—	—

Net cash used in investing activities	(71)	(5)	(23)

Cash flows from financing activities:
Repayments of senior and other debt borrowings	—	(10,000)	—
Proceeds from issuances of senior notes	5,390	—	—
Deferred financing costs	(477)	(31)	(196)
Proceeds from issuances of common stock	54	1,150	858
Preferred stock dividends	(3,658)	(3,658)	(3,658)
Intercompany transfers	(3,760)	2,571	715

Net cash used in financing activities	(2,451)	(9,968)	(2,281)

Net increase (decrease) in cash	502	(3,855)	177
Cash at beginning of period	3,442	3,944	89

Cash at end of period	$3,944	$89	$266

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350