Form 10-Q
period 2019-09-30
General Finance CORP
filed 2019-11-07
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

(626) 584-9722

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of Each Class	Symbol(s)	Name of Each Exchange On Which Registered

Common Stock, $0.0001 par value	GFN	NASDAQ Global Market

9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (Liquidation Preference $100 per share)	GFNCP	NASDAQ Global Market

8.125% Senior Notes due 2021	GFNSL	NASDAQ Global Market

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,576,363 shares outstanding as of November 1, 2019.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	September 30, 2019
Assets
Cash and cash equivalents	$10,359	$12,132
Trade and other receivables, net of allowance for doubtful accounts of $5,490 and $5,289 at June 30, 2019 and September 30, 2019, respectively	56,204	53,682
Inventories	29,077	33,186
Prepaid expenses and other	9,823	12,380
Property, plant and equipment, net	22,895	24,263
Lease fleet, net	456,822	453,456
Operating lease assets	—	68,166
Goodwill	111,323	110,309
Other intangible assets, net	21,809	20,722

Total assets	$718,312	$788,296

Liabilities
Trade payables and accrued liabilities	$48,460	$46,636
Income taxes payable	506	354
Unearned revenue and advance payments	22,671	26,921
Operating lease liabilities	—	68,907
Senior and other debt, net	411,141	405,851
Fair value of bifurcated derivatives in Convertible Note	19,782	18,790
Deferred tax liabilities	38,711	40,251

Total liabilities	541,271	607,710

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2019 and September 30, 2019	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,471,406 shares issued and outstanding at June 30, 2019 and 30,573,863 at September 30, 2019	3	3

Additional paid-in capital	183,933	183,779

Accumulated other comprehensive loss	(18,755)	(21,007)

Accumulated deficit	(28,744)	(22,793)

Total General Finance Corporation stockholders’ equity	176,537	180,082

Equity of noncontrolling interests	504	504

Total equity	177,041	180,586

Total liabilities and equity	$718,312	$788,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,

	2018	2019

Revenues
Sales:
Lease inventories and fleet	$35,636	$28,791
Manufactured units	3,838	2,173

	39,474	30,964
Leasing	58,318	58,933

	97,792	89,897

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	26,821	20,216
Manufactured units	3,098	1,827
Direct costs of leasing operations	22,354	22,858
Selling and general expenses	19,313	20,655
Depreciation and amortization	10,001	9,411

Operating income	16,205	14,930

Interest income	48	186
Interest expense	(8,625)	(7,324)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(12,366)	992
Foreign exchange and other	(1,511)	(573)

	(22,454)	(6,719)

Income (loss) before income taxes	(6,249)	8,211

Provision for income taxes	1,915	2,260

Net income (loss)	(8,164)	5,951

Preferred stock dividends	(922)	(922)

Net income (loss) attributable to common stockholders	$(9,086)	$5,029

Net income (loss) per common share:
Basic	$(0.33)	$0.17
Diluted	(0.33)	0.16

Weighted average shares outstanding:
Basic	27,391,220	30,205,248
Diluted	27,391,220	31,340,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,

	2018	2019

Net income (loss)	$(8,164)	$5,951

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $41 and $230 in the quarter ended September 30, 2018 and 2019, respectively	(14)	(458)

Cumulative translation adjustment	341	(1,794)

Total comprehensive income (loss)	(7,837)	3,699

Allocated to noncontrolling interests	—	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(7,837)	$3,699

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other		Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at June 30, 2019	$40,100	$3	$183,933	$(18,755)	$(28,744)	$176,537	$504	$177,041

Share-based compensation	—	—	683	—	—	683	—	683

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 47,500 shares of common stock on exercises of stock options	—	—	85	—	—	85	—	85

Forfeiture of 1,000 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 55,957 shares of common stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	5,951	5,951	—	5,951

Fair value change in derivative, net of related tax effect	—	—	—	(458)	—	(458)	—	(458)

Cumulative translation adjustment	—	—	—	(1,794)	—	(1,794)	—	(1,794)

Total comprehensive income	—	—	—	—	—	3,699	—	3,699

Balance at September 30, 2019	$40,100	$3	$183,779	$(21,007)	$(22,793)	$180,082	$504	$180,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Quarter Ended September 30,
	2018	2019

Net cash provided by operating activities (Note 10)	$3,983	$13,591

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(11,134)	—
Proceeds from sales of property, plant and equipment	122	185
Purchases of property, plant and equipment	(824)	(3,372)
Proceeds from sales of lease fleet	7,103	7,862
Purchases of lease fleet	(13,033)	(15,114)
Other intangible assets	(17)	(78)

Net cash used in investing activities	(17,783)	(10,517)

Cash flows from financing activities:
Repayments of equipment financing activities, net	(69)	(163)
Proceeds from senior and other debt borrowings, net	2,813	546
Deferred financing costs	(16)	—
Proceeds from issuances of common stock	634	85
Preferred stock dividends	(922)	(922)

Net cash provided by (used in) financing activities	2,440	(454)

Net increase (decrease) in cash	(11,360)	2,620

Cash and equivalents at beginning of period	21,617	10,359

The effect of foreign currency translation on cash	(715)	(847)

Cash and equivalents at end of period	$9,542	$12,132

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $1,129 as part of the consideration for business acquisitions during the quarter ended September 30, 2018.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2019 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2020. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2019” and “FY 2020” are to the quarter ended September 30, 2018 and 2019, respectively. Certain amounts have been reclassified or revised to conform with the current year presentation. The most significant are the rates disclosed at June 30, 2019 in the table for the open interest rate swap contract in Note 6.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	September 30,

	2019	2019

Finished goods	$25,576	$29,429
Work in progress	1,275	1,395
Raw materials	2,226	2,362

	$29,077	$33,186

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	September 30,

		2019	2019

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including finance lease assets)	3 — 20 years	47,433	48,751
Furniture, fixtures and office equipment	3 — 10 years	13,786	14,104

		68,280	69,916
Less accumulated depreciation and amortization		(45,385)	(45,653)

		$22,895	$24,263

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2019 and September 30, 2019, the gross costs of the lease fleet were $598,757,000 and $597,758,000, respectively.

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

The Company assesses the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. The Company’s annual impairment assessment at June 30, 2019 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts. Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2019			September 30, 2019

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	31,069	(17,174)	13,895	31,005	(17,853)	13,152
Non-compete agreements	8,782	(8,031)	751	8,752	(8,111)	641
Deferred financing costs	3,563	(2,290)	1,273	3,563	(2,407)	1,156
Other	4,328	(3,471)	857	4,241	(3,501)	740

	$53,228	$(31,419)	$21,809	$53,047	$(32,325)	$20,722

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

	Quarter Ended September 30,
	2018	2019
Basic	27,391,220	30,205,248
Dilutive effect of common stock equivalents	—	1,135,184

Diluted	27,391,220	31,340,432

Potential common stock equivalents totaling 2,240,081 for FY 2019 and 905,159 for FY 2020 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Revenue from Contracts with Customers

The Company leases and sells new and used storage, office, building and portable liquid storage tank containers, modular buildings and mobile offices to its customers, as well as provides other ancillary products and services. The Company recognizes revenue in accordance with two accounting standards. The rental revenue portions of the Company’s revenues that arise from lease arrangements are accounted for in accordance with Topic 842, Leases. Revenues determined to be non-lease related, including sales of lease inventories and fleet, sales of manufactured units and rental-related services, are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was adopted by the Company under the modified retrospective method at July 1, 2018. The adoption did not have a material impact on the Company’s consolidated financial statements, nor was there a significant cumulative effect of initially applying the new standard.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during FY 2019 and FY 2020 were $12,893,000 and $13,510,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2019 and September 30, 2019, we had approximately $22,671,000 and $26,921,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $10,821,000, which were included in the unearned rental revenue balance at June 30, 2019, were recognized during FY 2020. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2019 and September 30, 2019, the Company had $219,331 and $208,281, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	Quarter Ended September 30, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$16,918	$-	$16,918	$-	$-	$16,918	$11,873	$28,791
Sales manufactured units	-	-	-	3,506	(1,333)	2,173	-	2,173

Total non-lease revenues	16,918	-	16,918	3,506	(1,333)	19,091	11,873	30,964

Leasing:
Rental revenue	25,254	4,481	29,735	-	(318)	29,417	11,943	41,360
Rental-related services	10,348	3,902	14,250	-	-	14,250	3,323	17,573

Total leasing revenues	35,602	8,383	43,985	-	(318)	43,667	15,266	58,933

Total revenues	$52,520	$8,383	$60,903	$3,506	$(1,651)	$62,758	$27,139	$89,897

	Quarter Ended September 30, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$22,458	$-	$22,458	$-	$-	$22,458	$13,178	$35,636
Sales manufactured units	-	-	-	4,317	(479)	3.838	-	3,838

Total non-lease revenues	22,458	-	22,458	4,317	(479)	26,296	13,178	39,474

Leasing:
Rental revenue	21,687	7,305	28,992	-	(504)	28,488	12,218	40,706
Rental-related services	8,707	5,509	14,216	-	-	14,216	3,396	17,612

Total leasing revenues	30,394	12,814	43,208	-	(504)	42,704	15,614	58,318

Total revenues	$52,852	$12,814	$65,666	$4,317	$(983)	$69,000	$28,792	$97,792

Implemented Accounting Pronouncement – Lease Accounting

In February 2016, the FASB issued new lease accounting guidance in ASU No. 2016-02, Leases (Topic 842). This new standard was initiated as a joint project with the International Accounting Standards Board to simplify lease accounting and improve the quality of and comparability of financial information for users. This accounting standard, as updated, eliminated the concept of off-balance sheet treatment for “operating leases” for lessees for the vast majority of lease contracts. Under ASU No. 2016-02, at inception, a lessee must classify all leases with a term of over one year as either finance or operating, with both classifications resulting in the recognition of a defined “right-of-use” asset and a lease liability on the balance sheet. However, recognition in the income statement will differ depending on the lease classification, with finance leases recognizing the amortization of the right-of-use asset separate from the interest on the lease liability and operating leases recognizing a single total lease expense. Lessor accounting under ASU No. 2016-02 is substantially unchanged from the previous lease requirements under U.S. GAAP.

The Company adopted ASU No. 2016-02 effective July 1, 2019, utilizing a modified retrospective transition approach and using the effective date as the date of initial application. As a result, financial information was not updated and the disclosures required under the new accounting standard was not provided for dates and periods before July 1, 2019. The accounting standard included optional transitional practical expedients intended to simplify its adoption and the Company adopted the package of practical

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

expedients, which allowed it to retain the historical lease classification determined under legacy U.S. GAAP, as well as relief from reviewing expired or existing contracts to determine if they contain leases. As of July 1, 2019, the right of use assets (operating lease assets) related to operating leases recorded on the Company’s consolidated balance sheet was $70,797,000 and the related liabilities (operating lease liabilities) was $71,298,000. The difference between the right of use assets and related lease liabilities is predominantly deferred rent. The adoption of this accounting standard did not materially impact the Company’s consolidated statements of operations or cash flows.

Operating Lease Assets and Liabilities

We lease our corporate office, certain administrative offices, and certain branch locations through the United States, Canada, and Asia-Pacific. Additionally, we lease equipment to support our operations, including vehicles and office equipment. For operating leases with an initial term greater than twelve months, the Company recognizes a lease asset and liability at commencement date. The Company follows the short-term lease exception as an accounting policy; therefore, leases with an original term of 12 months or less are not recognized on the balance sheet. Lease assets are initially measured at cost, which includes the initial amount of the lease liability, plus any initial direct costs incurred, less lease incentives received. The liability is initially and subsequently measured as the present value of the unpaid lease payments. The Company uses estimates and judgments in the determination of our lease liabilities. Key estimates and judgments include the following:

Lease Discount Rate – The Company is required to discount unpaid fixed lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate, which would typically be the senior lending borrowing rate at the respective geographic venue of the operating lease.

Lease Term – The Company includes the non-cancellable period of the lease, plus any additional periods covered by an extension of the lease that are reasonably certain to be exercised. The Company expects to exercise options to extend many operating leases after considering the relevant economic factors.

Fixed Payments – Lease payments included in the measurement of the lease liability include fixed payments owed over the lease term, termination penalties if it is expected that a termination option will be exercised, the price to purchase the underlying asset if it is reasonably certain that the purchase option will be exercised and residual value guarantees, if applicable.

Future payments of operating lease liabilities at September 30, 2019 are as follows (in thousands):

Year Ending September 30,
2020	$11,579
2021	10,083
2022	9,091
2023	8,231
2024	7,343
Thereafter	61,133

Total commitments	107,460
Less – interest	(38,553)

$68,907

Non-cancellable operating lease rentals at June 30, 2019 are payable as follows (in thousands):

Year Ending June 30,
2020	$11,655
2021	9,198
2022	6,585
2023	4,992
2024	3,103
Thereafter	9,091

$44,624

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Expense and Activity

Payments due under lease contracts include fixed payments plus, if applicable, variable payments. Fixed payments under leases are recognized on a straight-line basis over the term of the lease, including any periods of free rent. Variable expenses associated with leases are recognized when they are incurred. For real estate leases, variable payments include such items as allocable property taxes, local sales and business taxes, and common area maintenance charges. Variable payments associated with equipment leases include such items as maintenance services provided by the lessor and local sales and business taxes. The Company has elected the accounting policy to not separate lease components and non-lease components. All expenses for operating leases are recognized within the costs and expenses in determining operating income.

Operating lease activity during FY 2020 was as follows (in thousands):

Expense:
Short-term lease expense	$925
Fixed lease expense	3,223
Variable lease expense	263
Sublease income	(1,163)

$3,248

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$2,932
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	1,381

The weighted-average remaining lease term and weighted average discount rate for operating leases at September 30, 2019 was 12.8 years and 6.52%, respectively. Rental expense on non-cancellable operating leases during FY 2019 was $3,280,000

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2019 and September 30, 2019, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2019 and September 30, 2019, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of September 30, 2019, since issuance, dividends paid or payable totaled $103,000 for the Series B Preferred Stock and dividends paid totaled $22,660,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

Note 4. Acquisitions

The Company can enhance its business and market share by entering into new markets in various ways, including starting up a new location or acquiring a business consisting of container, modular unit or mobile office assets of another entity. An acquisition generally provides the Company with operations that enables it to at least cover existing overhead costs and is preferable to a start-up or greenfield location. The accompanying consolidated financial statements include the operations of acquired businesses from the dates of acquisition.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors.

The Company incurred approximately $65,000 during FY 2019 and $323,000 during FY 2020 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

There were no acquisitions consummated in FY 2020.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $29,041,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $78,682,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $13,508,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $25,327,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $1,939,300 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $710,200 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 3.0% and 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2020 and 2021, with no prepayment penalty due after March 22, 2021.

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

At September 30, 2019, borrowings under the Deutsche Bank Credit Facility totaled $127,926,000 (AUS$189,412,000), net of deferred financing costs of $856,000 (AUS$1,268,000), and availability, including cash at the bank, totaled $24,307,000 (AUS$35,990,000).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.675382 U.S. dollar and one New Zealand dollar to 0.626564 U.S. dollar at September 30, 2019.

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

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and separately accounted for on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 30, 2019, the fair value of this bifurcated derivative was $18,790,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

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

At September 30, 2019, borrowings and availability under the Wells Fargo Credit Facility totaled $191,019,000 and $64,218,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($76,184,000 and $76,328,000, net of unamortized debt issuance costs of $1,206,000 and $1,062,000, at June 30, 2019 and September 30, 2019, respectively).

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

On October 31, 2018, the Company successfully completed a consent solicitation to amend the Base Indenture and First Supplemental Indenture to permit the Company to incur additional indebtedness from time to time, including pursuant to its existing Wells Fargo Credit Facility and existing master finance/capital lease (the classification of such leases changed upon adoption of a new accounting standard, as discussed in Note 2) agreement, or such new finance/capital lease obligations as the Company may enter into from time to time. The consent of at least a majority in the aggregate principal amount outstanding of the Senior Notes as of the record date (as defined in the consent solicitation statement dated October 16, 2018) was required to approve the proposed amendments and the Company received consents from approximately 63.3% of the holders of the Senior Notes. Upon the terms and subject to the conditions described in the consent solicitation statement, the Company made cash payments totaling $195,820, or $0.10 per $25 of Senior Notes held by each holder as of the record date who had validly delivered consent. As a result of the successful consent solicitation, the Company and the Trustee entered into the second supplemental indenture dated October 31, 2018 (the “Second Supplemental Indenture” and, together with the Base Indenture and First Supplemental Indenture, the “Indenture”).

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes. The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% (102.031% at September 30, 2019) of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At September 30, 2019, equipment financing and other debt totaled $10,578,000.

The Company was in compliance with the financial covenants under all its credit facilities as of September 30, 2019.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average interest rate in the Asia-Pacific area was 9.7% and 7.9% in FY 2019 and FY 2020, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion.    The weighted-average interest rate in North America was 6.6% and 6.1% in FY 2019 and FY 2020, respectively, which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2019	September 30, 2019

Swap Contracts	Trade payables and accrued liabilities	$2,223	$2,887

Forward-Exchange Contracts	Trade and other receivables	2	308

	Trade payables and accrued liabilities	18	—

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	19,782	18,790

Type of Derivative Contract	Statement of Operations Classification	Quarter Ended September 30, 2018	Quarter Ended September 30, 2019

Swap Contracts	Unrealized gain (loss) included in interest expense	$—	$—

Foreign Exchange Contracts	Unrealized foreign currency exchange gain (loss)	(93)	331

Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	(12,366)	992

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. During the year ended June 30, 2017, the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and only a nominal gain in FY 2018. During the quarter ended December 31, 2017, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In April 2019, this interest swap contract was amended and extended. There was no ineffective portion recorded in FY 2019 and FY 2020.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2019 and September 30, 2019, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	September 30,

	2019	2019

Notional amounts	$70,287	$67,538
Fixed/Strike Rates	7.42%	7.42%
Floating Rates	6.7046%	6.445%
Fair Value of Combined Contracts	$(2,233)	$(2,887)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2019, there were 21 open forward exchange contracts that mature between July 2019 and October 2019; and, as of September 30, 2019, there were 34 open forward exchange contracts that mature between October 2019 and December 2019, as follows (dollars in thousands):

	June 30,	September 30,

	2019	2019

Notional amounts	$9,305	$12,720
Exchange/Strike Rates (AUD to USD)	0.67313 – 0.72039	0.67313 – 0.69710
Fair Value of Combined Contracts	$(16)	$308

In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $376,000 and $(3,575,000) and $(886,000) and $17,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2019 was determined to be approximately $402,245,000 (carrying value of $406,499,000, gross of deferred financing costs of $2,314,000). The Company also determined that the fair value of its other debt of $6,956,000 at June 30, 2019 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2019 have not changed significantly from June 30, 2019. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at September 30, 2019 would not vary significantly from the proportion determined at June 30, 2019.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 during both FY 2019 and FY 2020.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $62,000 and $38,000 during FY 2019 and FY 2020, respectively. FY 2019 includes an estimated property tax catch-up of $29,000 paid directly to the landlord.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At September 30, 2019, 698,474 shares remained available for grant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% -84.6%
Expected dividends	—

At September 30, 2019, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2020 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2019	1,676,196	$4.39
Granted	—	—

Exercised	(47,500)	1.79
Forfeited or expired	—	—

Outstanding at September 30, 2019	1,628,696	$4.47	4.9

Vested and expected to vest at September 30, 2019	1,628,696	$4.47	4.9

Exercisable at September 30, 2019	1,373,895	$4.17	4.3

At September 30, 2019, outstanding time-based options and performance-based options totaled 1,060,472 and 568,224, respectively. Also at that date, the Company’s market price for its common stock was $8.84 per share, which was above the exercise prices of substantially all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $7,603,000. Share-based compensation of $9,098,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2019. At that date, there remains $516,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 0.6 years.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2019	329,417	$8.28	139,187	$7.62
Granted	—	—	—	—
Vested	—	—	(55,957)	7.35
Forfeited	(1,000)	10.34	—	—

Nonvested at September 30, 2019	328,417	$8.27	83,230	$7.81

Share-based compensation of $4,898,000 and $987,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2019. At that date, there remains $2,042,000 for the restricted stock and $546,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.7 years for the restricted stock and less than a year to 2.0 years for the RSU.

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2019 and September 30, 2019, reported liability totaled $1,335,000 and $907,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2018	2019
Cash flows from operating activities
Net income (loss)	$(8,164)	$5,951
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(51)	(103)
Gain on sales of lease fleet	(2,009)	(2,717)
Gains on bargain purchases of businesses	(1,767)	—
Unrealized foreign exchange loss (gain)	(376)	886
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	3,554	—
Unrealized loss (gain) on forward exchange contracts	93	(331)
Unrealized gain on interest rate swap	—	—
Change in valuation of bifurcated derivatives in Convertible Note	12,366	(992)
Depreciation and amortization	10,103	9,512
Amortization of deferred financing costs	824	464
Accretion of interest	(580)	—
Interest deferred on Senior Term Note	1,592	—
Share-based compensation expense	678	683
Deferred income taxes	1,593	1,416
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(4,584)	1,954
Inventories	(14,335)	(4,532)
Prepaid expenses and other	(2,952)	(2,615)
Trade payables, accrued liabilities and unearned revenues	8,302	4,169
Income taxes	(304)	(154)

Net cash provided by operating activities	$3,983	$13,591

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

Transactions between reportable segments included in the tables below are recorded on an arms-length basis at market in conformity with U.S. GAAP and the Company’s significant accounting policies (see Note 2). The tables below represent the Company’s revenues from external customers, share-based compensation expense, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets, operating lease assets and goodwill; as attributed to its geographic and operating segments (in thousands):

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended September 30, 2019

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$16,918	$-	$16,918	$3,506	$(1,333)	$19,091	$11,873	$30,964

Leasing	35,602	8,383	43,985	-	(318)	43,667	15,266	58,933

	$52,520	$8,383	$60,903	$3,506	$(1,651)	$62,758	$27,139	$89,897

Share-based compensation	$105	$12	$117	$9	$374	$500	$183	$683

Depreciation and amortization	$4,020	$1,617	$5,637	$101	$(179)	$5,559	$3,953	$9,512

Operating income	$11,778	$1,891	$13,669	$176	$(1,618)	$12,227	$2,703	$14,930

Interest income	$-	$-	$-	$-	$1	$1	$185	$186

Interest expense	$2,629	$127	$2,756	$36	$1,717	$4,509	$2,815	$7,324

Additions to long-lived assets	$15,163	$389	$15,552	$8	$(168)	$15,392	$3,094	$18,486

	At September 30, 2019

Long-lived assets	$310,078	$43,831	$353,909	$1,614	$(9,595)	$345,928	$131,791	$477,719

Operating lease assets	$26,534	$2,663	$29,197	$334	$338	$29,869	$38,297	$68,166

Goodwill	$64,503	$20,782	$85,285	$-	$-	$85,285	$25,024	$110,309

	At June 30, 2019

Long-lived assets	$301,233	$44,694	$345,927	$1,707	$(9,606)	$338,028	$141,689	$479,717

Goodwill	$64,517	$20,782	$85,299	$-	$-	$85,299	$26,024	$111,323

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended September 30, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$22,458	$-	$22,458	$4,317	$(479)	$26,296	$13,178	$39,474

Leasing	30,394	12,814	43,208	-	(504)	42,704	15,614	58,318

	$52,852	$12,814	$65,666	$4,317	$(983)	$69,000	$28,792	$97,792

Share-based compensation	$74	$7	$81	$6	$399	$486	$192	$678

Depreciation and amortization	$3,664	$2,364	$6,028	$102	$(184)	$5,946	$4,157	$10,103

Operating income	$9,729	$4,873	$14,602	$488	$(1,301)	$13,789	$2,416	$16,205

Interest income	$—	$—	$—	$—	$—	$—	$48	$48

Interest expense	$2,591	$349	$2,940	$83	$1,699	$4,722	$3,903	$8,625

Additions to long-lived assets	$8,309	$756	$9,065	$1	$(39)	$9,027	$4,830	$13,857

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $479,000 and $1,333,000 during FY 2019 and FY 2020, respectively; and intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $471,000 and $285,000 during FY 2019 and FY 2020, respectively.

Note 12. Subsequent Events

On October 11, 2019, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2019 through October 30, 2019, and is payable on October 31, 2019 to holders of record as of October 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of September 30, 2019, our two geographic leasing operations primarily lease and sell their products through 23 customer service centers (“CSCs”) in Australia, 15 CSCs in New Zealand, 61 branch locations in the United States and three branch locations in Canada. At that date, we had 285 and 693 employees and 46,617 and 53,645 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2019 (“FY 2020”) Compared to Quarter Ended September 30, 2018 (“FY 2019”)

Revenues. Revenues decreased by $7.9 million, or 8%, to $89.9 million in FY 2020 from $97.8 million in FY 2019. This consisted of a decrease of $4.6 million, or 7%, in revenues in our North American leasing operations, a decrease of $1.7 million, or 6%, in revenues in the Asia-Pacific area and a decrease of $1.6 million, or 42%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2020 versus FY 2019 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2020 was $0.68569 U.S. dollar compared to $0.73142 U.S. dollar during FY 2019. In Australian dollars, total revenues in the Asia-Pacific area actually increased by less than one percent in FY 2020 from FY 2019.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations decreased slightly by $0.2 million, or less than one percent, in FY 2020 from FY 2019; primarily in the industrial, education and mining sectors, which decreased by an aggregate $6.2 million between the periods; substantially offset by increases totaling $5.7 million in the construction, commercial, retail and services sectors. At Lone Star, revenues decreased by $4.4 million, or approximately 34%, from $12.8 million in FY 2019 to $8.4 million in FY 2020. The revenue decrease in the Asia-Pacific area occurred primarily because of the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods actually increased by AUS$0.1 million, primarily in the mining, government, education and industrial sectors, which increased by AUS$2.5 million; substantially offset by decreases totaling AUS$2.3 million in the construction and utilities sectors.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in FY 2020, compared to 38% and 62% of total non-manufacturing revenues, respectively in FY 2019.

Non-manufacturing sales during FY 2020 amounted to $28.8 million, compared to $35.7 million during FY 2019; representing a decrease of $6.9 million, or 19%. This consisted of a decrease of $5.6 million, or 25%, in our North American leasing operations and a decrease of $1.3 million, or 10%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised primarily of a decrease of $1.3 million ($1.5 million decrease due to lower unit sales, $0.8 million increase due to higher average prices and a $0.6 million decrease due to foreign exchange movements) in the CSC operations. The national accounts group ($1.1 million decrease due to lower unit sales, $1.2 million increase due to higher average prices and a $0.1 million decrease due to foreign exchange movements) did not experience a net change between the periods. The translation of sales in the Asia-Pacific area was adversely impacted by the weaker Australian dollar when comparing FY 2020 to FY 2019. In Australian dollars, total sales in the Asia-Pacific area decreased by 4% in FY 2020 from FY 2019, primarily in the consumer, construction and utilities sectors, which decreased by an aggregate AUS$3.0 million; and was partially offset by a total increase of AUS$2.0 million in the mining and government sectors. In our North American leasing operations, the sales decrease in FY 2020 from FY 2019 was across most sectors, but primarily in the industrial, education, mining and commercial sectors, which decreased by an aggregate $7.2 million between the periods; offset somewhat be an increase of $1.6 million in the construction sector. FY 2019 included four large sales aggregating $7.1 million, one in the industrial sector for $5.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The decrease at Southern Frac was due primarily from reduced sales of liquid containment tanks and chassis, which decreased by approximately $1.8 million and $0.4 million, respectively, in FY 2020 from FY 2019; offset somewhat by increases in trash hoppers and other totaling $0.6 million.

Leasing revenues totaled $58.9 million in FY 2020, an increase of $0.6 million, or one percent, from $58.3 million in FY 2019. This consisted of an increase of $1.0 million, or 2%, in North America and a decrease of $0.4 million, or 3%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually increased by 4% percent in the Asia-Pacific area in FY 2020 from FY 2019.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 80% and 62%, respectively, during FY 2020, as compared to 84% and 63%, respectively, in FY 2019. The overall average utilization was 76% in FY 2020 and 81% in FY 2019; but the average monthly lease rate of containers increased to AUS$165 in FY 2020 from AUS$162 in FY 2019, caused primarily by higher average lease rates in portable storage and building containers between the periods. However, the composite average monthly number of units on lease was over 550 lower in FY 2020, as compared to FY 2019. Locally, in Australian dollars, leasing revenue remained constant or increased across most of the sectors in FY 2020 versus FY 2019, but particularly in the transportation, consumer, industrial, retail, special events and education sectors, which increased between the periods by an aggregate AUS$1.1 million, offset somewhat by a decrease of AUS$0.3 million in the mining sector.

In our North American leasing operations, average utilization rates were 76%, 82%, 63%, 87% and 83% and average monthly lease rates were $120, $385, $872, $350 and $849 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2020; as compared to 79%, 87%, 81%, 86% and 86% and average monthly lease rates were $121, $357, $1,022, $303 and $753 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2019, respectively. The average composite utilization rate was 77% FY 2020 and 82% in FY 2019, and the composite average monthly number of units on lease was over 4,500 higher in FY 2020 as compared to FY 2019. The increase in leasing revenues between the periods was across most sectors, but primarily in the construction, commercial, retail and industrial sectors, which increased by an aggregate $5.0 million in FY 2020 from FY 2019; substantially offset by a decrease in the oil and gas sector of $4.3 million. Excluding Lone Star, total leasing revenues of our North American leasing operations increased by $5.4 million, or approximately 18%, in FY 2020 from FY 2019.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $6.6 million from $26.8 million during FY 2019 to $20.2 million during FY 2020, and our gross profit percentage from these non-manufacturing sales increased to approximately 30% in FY 2020 from 25% in FY 2019. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $1.8 million in FY 2020, as compared to $3.1 million in FY 2019, resulting in a gross margin of $0.4 million in FY 2020 versus a gross margin of $0.7 million in FY 2019. In both periods, the gross margin percentage was 18%.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $1.8 million from $41.7 million during FY 2019 to $43.5 million during FY 2020. As a percentage of revenues, these costs increased to 48% during FY 2020 from 43% in FY 2019 due to our infrastructure not decreasing with the lower revenues. Large sales during FY 2019 not replicated in FY 2020 and lower leasing revenues due primarily to the soft oil and gas market in North America and the lower utilization rates between the periods in Asia-Pacific area adversely impacted revenues during FY 2020, but did not result in actions to reduce our infrastructure. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature.

Depreciation and Amortization. Depreciation and amortization decreased by $0.6 million to $9.4 million in FY 2020 from $10.0 million in FY 2019. The decrease was in both geographic venues, which decreased equally by $0.3 million. The decrease in the Asia-Pacific are included the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2020 versus FY 2019. In Australian dollars, depreciation and amortization was approximately AUS$5.7 million during both periods. The decrease in North America resulted from certain intangible assets becoming fully amortized.

Interest Expense. Interest expense of $7.3 million in FY 2020 decreased by $1.3 million from $8.6 million in FY 2019. In North America, FY 2020 interest expense decreased by $0.2 million from FY 2019 due primarily to the weighted-average interest rate of 6.1% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2020 being lower than the 6.6% in FY 2019, offset by higher average borrowings between the periods. In the Asia-Pacific area, FY 2020 interest expense was $1.1 million lower from FY 2019 due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 7.9% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2020 versus 9.7% in FY 2019.

Change in Valuation of Bifurcated Derivatives. FY 2020 includes a non-cash benefit of $1.0 million for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) versus a charge of $12.4 million in FY 2019.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7411 at June 30, 2018, 0.722489 at September 30, 2018, 0.7029 at June 30, 2019 and 0.675382 at September 30, 2019. In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $376,000 and $(3,575,000) and $(886,000) and $17,000, respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, in FY 2019 and FY 2020, net unrealized exchange gains on forward exchange contracts totaled $(93,000) and $331,000, respectively.

Income Taxes. Our income tax provision for FY 2020 and FY 2019, which derived an effective tax rate of 27.5% and 30.6%, respectively, differed from than the U.S. federal statutory rate of 21% primarily as a result of nontaxable or nondeductible items for (i) the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity in FY 2019. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions. FY 2020 and FY 2019 included a tax benefit of $54,000 and $114,000, respectively, for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2020 and FY 2019, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders was $5.0 million in FY 2020 versus a net loss of $9.1 million in FY 2019, a significant improvement of approximately $14.1 million. This was primarily due to the non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note of $1.0 million versus a charge of $12.4 million in FY 2019, as well as lower interest expense, offset somewhat by the lower operating profit in both North America and the Asia-Pacific area.

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

	Quarter Ended September 30,

	2018	2019

Net income (loss)	$(8,164)	$5,951
Add (deduct) —
Provision for income taxes	1,915	2,260
Change in valuation of bifurcated derivatives in Convertible Note	12,366	(992)
Foreign exchange and other	1,511	573
Interest expense	8,625	7,324
Interest income	(48)	(186)
Depreciation and amortization	10,103	9,512
Share-based compensation expense	678	683

Adjusted EBITDA	$26,986	$25,125

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $29,041,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $78,682,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $13,508,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $25,327,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

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

As of September 30, 2019, our required principal and other obligations payments for the twelve months ending September 30, 2020 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,

	2020	2021	2022	2023

Deutsche Bank Credit Facility	$6,983	$5,473	$5,473	$5,473
Wells Fargo Credit Facility	—	—	191,018	—
Senior Notes	—	77,390	—	—
Other	5,360	1,662	1,085	1,562

	$12,343	$84,525	$197,576	$7,035

Reference is made to Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our equity transactions and senior and other debt, respectively, and Note 12 for a discussion of recent developments.

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock and 8.00% Series B Cumulative Preferred

Stock (“Series B Preferred Stock”), if and when declared by our Board of Directors. While we have always owned a majority interest in Royal Wolf and its results and accounts are included in our consolidated financial statements, access to its operating cash flows, cash on hand and other financial assets and the borrowing capacity under its senior credit facility are limited to us in North America contractually by its senior lenders.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,

	2018	2019

Net cash provided by operating activities	$3,983	$13,591

Net cash used in investing activities	$(17,783)	$(10,517)

Net cash provided (used in) by financing activities	$2,440	$(454)

Cash Flow for FY 2020 Compared to FY 2019

Operating activities. Our operations provided cash of $13.6 million during FY 2020 versus $4.0 million during FY 2019, an increase of $9.6 million between the periods. Net income in FY 2020 of $6.0 million was a significant improvement of $14.2 million from the net loss in FY 2019 of $8.2 million and our management of operating assets and liabilities in FY 2020, when compared to FY 2019, further increased cash by $12.7 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In addition, the non-cash gains on the bargain purchases of two businesses we acquired in FY 2019 improved our cash between the periods by $1.8 million as we did not make any such acquisitions in FY 2020. Also, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, further increased operating cash flow by approximately $0.9 million between the periods, from a net cash decrease of $0.3 million in FY 2019 to a net cash increase of $0.6 million in FY 2020. However, cash from operating activities between the periods decreased by approximately $17.0 million as a result of non-cash adjustments relating to the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note, which increased cash by $12.4 million in FY 2019 versus reducing cash by $1.0 million in FY 2020, and the realized foreign exchange loss prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements), which increased cash in FY 2019 by $3.6 million. In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, decreased cash between the periods by $1.9 million, from an aggregate $11.9 million increase in FY 2019 to a $10.0 million increase in FY 2020; and operating cash flows were further reduced by $0.2 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2020 by $1.4 million versus $1.6 million in FY 2019. During FY 2020 and FY 2019, the net gain on the sales of lease fleet reduced operating cash flows by $2.7 million and $2.0 million, respectively, and in both periods non-cash share-based compensation increased operating cash flows by $0.7 million.

Investing Activities. Net cash used in investing activities was $10.5 million during FY 2020, as compared to $17.8 million used during FY 2019, resulting in a net reduction in cash used between the periods of $7.3 million. We did not make any acquisitions in FY 2020, whereas in FY 2019 we made three business acquisitions, two in North America and one in the Asia-Pacific area, for $11.1 million. Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $3.4 million in FY 2020 and $0.8 million in FY 2019, an increase of $2.6 million, primarily in our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $7.3 million in FY 2020, as compared to $5.9 million in FY 2019, an increase of $1.4 million. In FY 2020, net capital expenditures of lease fleet were approximately $8.1 million in North America, as compared to $4.5 million in FY 2019, an increase of $3.6 million; and net capital expenditures of lease fleet in the Asia Pacific totaled a negative $0.8 million in FY 2020, versus a net investment of $1.4 million in FY 2019, a decrease of $2.2 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Net cash used in financing activities was $0.5 million during FY 2020, as compared to $2.4 million provided during FY 2019, a decrease to cash between the periods of $2.9 million. In FY 2020 and FY 2019, financing activities included net borrowings of $0.4 million and $2.7 million, respectively, on existing credit facilities. These financing activities on our existing credit facilities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. Cash of $0.9 million was used during both periods to pay dividends on primarily our Series C Preferred Stock. In FY 2020, we received proceeds of $85,000 from issuances of common stock on the exercises of stock options versus $0.6 million in FY 2019.

Asset Management

Receivables and inventories were $53.7 million and $33.2 million at September 30, 2019 and $56.2 million and $29.1 million at June 30, 2019, respectively. At September 30, 2019, DSO in trade receivables were 37 days and 49 days in the Asia-Pacific area and our North American leasing operations, as compared to 34 days and 46 days at June 30, 2019, respectively. The $4.1 million increase in inventories was primarily due to the timing of receipts of sale and fleet units to fulfill known increased demand. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $453.5 million at September 30, 2019, as compared to $456.8 million at June 30, 2019. At September 30, 2019, we had 100,262 units (24,812 units in retail operations in Australia, 9,449 units in national account group operations in Australia, 12,356 units in New Zealand, which are considered retail; and 53,645 units in North America) in our lease fleet, as compared to 99,743 units (25,355 units in retail operations in Australia, 9,254 units in national account group operations in Australia, 12,574 units in New Zealand, which are considered retail; and 52,560 units in North America) at June 30, 2019. At those dates, 77,013 units (19,718 units in retail operations in Australia, 5,863 units in national account group operations in Australia, 10,119 units in New Zealand, which are considered retail; and 41,313 units in North America); and 77,214 units (20,376 units in retail operations in Australia, 5,931 units in national account group operations in Australia, 10,196 units in New Zealand, which are considered retail; and 40,711 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 39,054 storage and freight containers and 7,563 portable building containers at September 30, 2019; and 39,616 storage and freight containers and 7,567 portable building containers at June 30, 2019. At those dates, units on lease were comprised of 30,682 storage and freight containers and 5,018 portable building containers; and 31,610 storage and freight containers and 4,893 portable building containers, respectively.

In North America, the lease fleet was comprised of 38,132 storage containers, 5,724 office containers (GLOs), 4,205 portable liquid storage tank containers, 4,399 mobile offices and 1,185 modular units at September 30, 2019; and 37,304 storage containers, 5,426 office containers (GLOs), 4,215 portable liquid storage tank containers, 4,436 mobile offices and 1,179 modular units at June 30, 2019. At those dates, units on lease were comprised of 29,429 storage containers, 4,618 office containers, 2,547 portable liquid storage tank containers, 3,754 mobile offices and 965 modular units; and 28,561 storage containers, 4,437 office containers, 2,793 portable liquid storage tank containers, 3,931 mobile offices and 989 modular units, respectively.

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

A comprehensive discussion of our critical and significant accounting policies and management estimates are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements in the Annual Report. Reference is also made to Note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a further discussion of our significant accounting policies. We believe there have been no significant changes in our critical accounting policies, estimates and judgments since June 30, 2019.

Impact of Recently Issued Accounting Pronouncements

Effective July 1, 2019, we adopted Accounting Standard Update (“ASU”) No. 2016-02, Leases (Topic 842). Reference is made to Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of the adoption of this accounting standard, as well as any recently issued accounting pronouncements that could potentially impact us.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the SEC on September 12, 2019 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2019	GENERAL FINANCE CORPORATION

By: /s/ Jody E. Miller Jody E. Miller Chief Executive Officer

By: /s/ Charles E. Barrantes Charles E. Barrantes Chief Financial Officer