Form 10-Q
period 2019-12-31
General Finance CORP
filed 2020-02-10
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,605,348 shares outstanding as of February 6, 2020.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	December 31, 2019
Assets
Cash and cash equivalents	$10,359	$10,067
Trade and other receivables, net of allowance for doubtful accounts of $5,490 and $5,359 at June 30, 2019 and December 31, 2019, respectively	56,204	51,372
Inventories	29,077	31,436
Prepaid expenses and other	9,823	9,383
Property, plant and equipment, net	22,895	24,578
Lease fleet, net	456,822	466,274
Operating lease assets	—	70,149
Goodwill	111,323	111,275
Other intangible assets, net	21,809	19,743

Total assets	$718,312	$794,277

Liabilities
Trade payables and accrued liabilities	$48,460	$43,843
Income taxes payable	506	302
Unearned revenue and advance payments	22,671	29,028
Operating lease liabilities	—	70,727
Senior and other debt, net	411,141	398,423
Fair value of bifurcated derivatives in Convertible Note	19,782	14,888
Deferred tax liabilities	38,711	44,114

Total liabilities	541,271	601,325

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2019 and December 31, 2019	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,471,406 shares issued and outstanding at June 30, 2019 and 30,604,348 at December 31, 2019	3	3

Additional paid-in capital	183,933	183,555

Accumulated other comprehensive loss	(18,755)	(18,858)

Accumulated deficit	(28,744)	(12,352)

Total General Finance Corporation stockholders’ equity	176,537	192,448

Equity of noncontrolling interests	504	504

Total equity	177,041	192,952

Total liabilities and equity	$718,312	$794,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2018	2019	2018	2019

Revenues
Sales:
Lease inventories and fleet	$31,813	$29,741	$67,449	$58,532
Manufactured units	2,671	1,583	6,509	3,756

	34,484	31,324	73,958	62,288
Leasing	63,509	60,785	121,827	119,718

	97,993	92,109	195,785	182,006

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	23,289	21,600	50,110	41,816
Manufactured units	2,271	1,637	5,369	3,464
Direct costs of leasing operations	23,574	22,761	45,928	45,619
Selling and general expenses	20,350	20,483	39,663	41,138
Depreciation and amortization	11,054	8,609	21,055	18,020

Operating income	17,455	17,019	33,660	31,949

Interest income	33	180	81	366
Interest expense	(8,868)	(6,930)	(17,493)	(14,254)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(9,332)	3,902	(21,698)	4,894
Foreign exchange and other	(1,782)	264	(3,293)	(309)

	(19,949)	(2,584)	(42,403)	(9,303)

Income (loss) before provision for income taxes	(2,494)	14,435	(8,743)	22,646

Provision for income taxes	1,712	3,994	3,627	6,254

Net income (loss)	(4,206)	10,441	(12,370)	16,392

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)

Net income (loss) attributable to common stockholders	$(5,128)	$9,519	$(14,214)	$14,548

Net income (loss) per common share:
Basic	$(0.17)	$0.31	$(0.50)	$0.48
Diluted	(0.17)	0.30	(0.50)	0.46

Weighted average shares outstanding:
Basic	29,907,679	30,253,075	28,649,451	30,229,164
Diluted	29,907,679	31,537,637	28,649,451	31,433,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,

	2018	2019	2018	2019

Net income (loss)	$(4,206)	$10,441	$(12,370)	$16,392

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $46 and $88 and $246 and $16 in the quarter and six months ended December 31, 2018 and 2019, respectively	(21)	421	(35)	(37)

Cumulative translation adjustment	(783)	1,728	(442)	(66)

Total comprehensive income (loss)	(5,010)	12,590	(12,847)	16,289

Allocated to noncontrolling interests	—	—	—	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(5,010)	$12,590	$(12,847)	$16,289

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other		Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at June 30, 2019	$40,100	$3	$183,933	$(18,755)	$(28,744)	$176,537	$504	$177,041

Share-based compensation	—	—	683	—	—	683	—	683

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 47,500 shares of common stock on exercises of stock options	—	—	85	—	—	85	—	85

Forfeiture of 1,000 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 55,957 shares of common stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	5,951	5,951	—	5,951

Fair value change in derivative, net of related tax effect	—	—	—	(458)	—	(458)	—	(458)

Cumulative translation adjustment	—	—	—	(1,794)	—	(1,794)	—	(1,794)

Total comprehensive income	—	—	—	—	—	3,699	—	3,699

Balance at September 30, 2019	$40,100	$3	$183,779	$(21,007)	$(22,793)	$180,082	$504	$180,586

Share-based compensation	—	—	685	—	—	685	—	685

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 2,500 shares of common stock on exercises of stock options	—	—	13	—	—	13	—	13

Grant of 27,985 shares of restricted stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	10,441	10,441	—	10,441

Fair value change in derivative, net of related tax effect	—	—	—	421	—	421	—	421

Cumulative translation adjustment	—	—	—	1,728	—	1,728	—	1,728

Total comprehensive income	—	—	—	—	—	12,590	—	12,590

Balance at December 31, 2019	$40,100	$3	$183,555	$(18,858)	$(12,352)	$192,448	$504	$192,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Six Months Ended December 31,
	2018	2019

Net cash provided by operating activities (Note 10)	$19,373	$37,460

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,060)	—
Proceeds from sales of property, plant and equipment	228	407
Purchases of property, plant and equipment	(3,660)	(5,279)
Proceeds from sales of lease fleet	13,797	14,938
Purchases of lease fleet	(35,503)	(32,805)
Other intangible assets	(38)	(104)

Net cash used in investing activities	(41,236)	(22,843)

Cash flows from financing activities:
Repayments of equipment financing activities, net	(211)	(328)
Proceeds from (repayments of) senior and other debt borrowings, net	7,802	(12,849)
Deferred financing costs	(427)	—
Proceeds from issuances of common stock	856	98
Preferred stock dividends	(1,844)	(1,844)

Net cash provided by (used in) financing activities	6,176	(14,923)

Net decrease in cash	(15,687)	(306)

Cash and equivalents at beginning of period	21,617	10,359

The effect of foreign currency translation on cash	(82)	14

Cash and equivalents at end of period	$5,848	$10,067

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $1,634 as part of the consideration for business acquisitions during the six months ended December 31, 2018.

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

Unless otherwise indicated, references to “FY 2019” and “FY 2020” are to the six months ended December 30, 2018 and 2019, respectively. Certain amounts have been reclassified or revised to conform with the current year presentation. The most significant are the rates disclosed at June 30, 2019 in the table for the open interest rate swap contract in Note 6.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	December 31,

	2019	2019

Finished goods	$25,576	$26,564
Work in progress	1,275	2,357
Raw materials	2,226	2,515

	$29,077	$31,436

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	December 31,

		2019	2019

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including finance lease assets)	3 — 20 years	47,433	49,046
Furniture, fixtures and office equipment	3 — 10 years	13,786	14,075

		68,280	70,182
Less accumulated depreciation and amortization		(45,385)	(45,604)

		$22,895	$24,578

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2019 and December 31, 2019, the gross costs of the lease fleet were $598,757,000 and $617,108,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite lives (trademark and trade name) and finite lives (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2019			December 31, 2019

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	31,069	(17,174)	13,895	30,753	(18,253)	12,500
Non-compete agreements	8,782	(8,031)	751	8,654	(8,094)	560
Deferred financing costs	3,563	(2,290)	1,273	3,521	(2,481)	1,040
Other	4,328	(3,471)	857	2, 803	(2,193)	610

	$53,228	$(31,419)	$21,809	$51,217	$(31,474)	$19,743

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2018	2019	2018	2019
Basic	29,907,679	30,253,075	28,649,451	30,229,164
Dilutive effect of common stock equivalents	—	1,284,562	—	1,204,110

Diluted	29,907,679	31,537,637	28,649,451	31,433,274

Potential common stock equivalents totaling 2,188,412 for both the quarter ended December 31, 2018 and FY 2019, 756,411 and 836,863 for the quarter ended December 31, 2019 and FY 2020, respectively, and have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during the quarter ended December 31, 2018 and FY 2019 and the quarter ended December 31, 2019 and FY 2020 were $14,811,000 and $27,811,000 and $14,242,000 and $27,752,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2019 and December 31, 2019, we had approximately $22,671,000 and $29,028,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $2,038,000 and $12,859,000, which were included in the unearned rental revenue balance at June 30, 2019, were recognized during the quarter ended December 31, 2019 and FY 2020, respectively. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2019 and December 31, 2019, the Company had $219,331 and $206,260, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	Quarter Ended December 31, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$16,576	$35	$16,611	$-	$-	$16,611	$13,130	$29,741
Sales manufactured units	-	-	-	3,068	(1,485)	1,583	-	1,583

Total non-lease revenues	16,576	35	16,611	3,068	(1,485)	18,194	13,130	31,324

Leasing:
Rental revenue	26,530	3,396	29,926	-	(103)	29,823	12,225	42,048
Rental-related services	10,919	3,230	14,149	-	-	14,149	4,588	18,737

Total leasing revenues	37,449	6,626	44,075	-	(103)	43,972	16,813	60,785

Total revenues	$54,025	$6,661	$60,686	$3,068	$(1,588)	$62,166	$29,943	$92,109

	Six Months Ended December 31, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$33,494	$35	$33,529	$-	$-	$33,529	$25,003	$58,532
Sales manufactured units	-	-	-	6,574	(2,818)	3,756	-	3,756

Total non-lease revenues	33,494	35	33,529	6,574	(2,818)	37,285	25,003	62,288

Leasing:
Rental revenue	51,784	7,878	59,662	-	(421)	59,241	24,168	83,409
Rental-related services	21,267	7,131	28,398	-	-	28,398	7,911	36,309

Total leasing revenues	73,051	15,009	88,060	-	(421)	87,639	32,079	119,718

Total revenues	$106,545	$15,044	$121,589	$6,574	$(3,239)	$124,924	$57,082	$182,006

	Quarter Ended December 31, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$17,105	$-	$17,105	$-	$-	$17,105	$14,708	$31,813
Sales manufactured units	-	-	-	3,617	(946)	2,671	-	2,671

Total non-lease revenues	17,105	-	17,105	3,617	(946)	19,776	14,708	34,484

Leasing:
Rental revenue	24,277	6,819	31,096	-	(587)	30,509	12,868	43,377
Rental-related services	9,984	6,283	16,267	-	-	16,267	3,865	20,132

Total leasing revenues	34,261	13,102	47,363	-	(587)	46,776	16,733	63,509

Total revenues	$51,366	$13,102	$64,468	$3,617	$(1,533)	$66,552	$31,441	$97,993

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

The Company adopted ASU No. 2016-02 effective July 1, 2019, utilizing a modified retrospective transition approach and using the effective date as the date of initial application. As a result, financial information was not updated and the disclosures required under the new accounting standard was not provided for dates and periods before July 1, 2019. The accounting standard included optional transitional practical expedients intended to simplify its adoption and the Company adopted the package of practical expedients, which allowed it to retain the historical lease classification determined under legacy U.S. GAAP, as well as relief from reviewing expired or existing contracts to determine if they contain leases. As of July 1, 2019, the right of use assets (operating lease assets) related to operating leases recorded on the Company’s consolidated balance sheet was $70,797,000 and the related liabilities (operating lease liabilities) was $71,298,000. The difference between the right of use assets and related lease liabilities is predominantly deferred rent. The adoption of this accounting standard did not materially impact the Company’s consolidated statements of operations or cash flows.

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

Future payments of operating lease liabilities at December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$12,132
2021	10,541
2022	9,674
2023	8,169
2024	7,320
Thereafter	62,162

Total commitments	109,998
Less – interest	(39,271)

$70,727

Non-cancellable operating lease rentals at June 30, 2019 are payable as follows (in thousands):

Year Ending June 30,
2020	$11,655
2021	9,198
2022	6,585
2023	4,992
2024	3,103
Thereafter	9,091

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating lease activity during the quarter ended December 31, 2019 and FY 2020 was as follows (in thousands):

	Quarter Ended	Six Months Ended
	December 31, 2019
Expense:
Short-term lease expense	$898	$1,823
Fixed lease expense	3,267	6,490
Variable lease expense	467	730
Sublease income	(1,286)	(2,449)

	$3,346	$6,594

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$3,028	$5,960
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	2,328	3,709

The weighted-average remaining lease term and weighted average discount rate for operating leases at December 31, 2019 was 12.7 years and 6.5%, respectively. Rental expense on non-cancellable operating leases during the quarter ended December 31, 2018 and FY 2019 was $3,321,000 and $6,601,000, respectively.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2019 and December 31, 2019, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2019 and December 31, 2019, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Dividends

As of December 31, 2019, since issuance, dividends paid or payable totaled $105,000 for the Series B Preferred Stock and dividends paid totaled $23,580,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

The Company incurred approximately $58,000 and $123,000 during the quarter ended December 31, 2018 and FY 2019, respectively; and $189,000 and $512,000 during the quarter ended December 31, 2019 and FY 2020, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

There were no acquisitions consummated in FY 2020.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $30,161,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $81,715,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,028,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $26,303,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $2,014,000 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $737,600 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 3.0% and 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2020 and 2021, with no prepayment penalty due after March 22, 2021.

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

At December 31, 2019, borrowings under the Deutsche Bank Credit Facility totaled $129,558,000 (AUS$184,708,000), net of deferred financing costs of $692,000 (AUS$987,000), and availability, including cash at the bank, totaled $21,723,000 (AUS$30,970,000).

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.701415 U.S. dollar and one New Zealand dollar to 0.673579 U.S. dollar at December 31, 2019.

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

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and separately accounted for on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At December 31, 2019, the fair value of this bifurcated derivative was $14,888,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

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

North America Senior Credit Facility

At December 31, 2019, the North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) had a combined $260,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the Canadian Imperial Bank of Commerce (“CIBC”), KeyBank, National Association, Bank Hapoalim B.M. and Associated Bank, N.A. (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full through borrowings from the Wells Fargo Credit Facility and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

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

At December 31, 2019, borrowings and availability under the Wells Fargo Credit Facility totaled $182,247,000 and $73,491,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($76,184,000 and $76,473,000, net of unamortized debt issuance costs of $1,206,000 and $917,000, at June 30, 2019 and December 31, 2019, respectively).

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

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes. The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% (102.031% at December 31, 2019) of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At December 31, 2019, equipment financing and other debt totaled $10,145,000.

The Company was in compliance with the financial covenants under all its credit facilities as of December 31, 2019.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average interest rate in the Asia-Pacific area was 8.9% and 9.4% during the quarter ended December 31, 2018 and FY 2019, respectively, and 7.7% and 7.8% during the quarter ended December 31, 2019 and FY 2020, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 7.2% and 6.9% during the quarter ended December 31, 2018 and FY 2019, respectively, and 5.8% and 6.0% during the quarter ended December 31, 2019 and FY 2020, respectively; which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2019			December 31, 2019

Swap Contracts	Trade payables and accrued liabilities	$		2,233	$		2,286

Forward-Exchange Contracts	Trade and other receivables		2			—

	Trade payables and accrued liabilities		18			278

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note		19,782			14,888

		Quarter Ended December 31,			Six Months Ended December 31,
Type of Derivative Contract	Statement of Operations Classification	2018		2019	2018		2019

Swap Contracts	Unrealized gain (loss) included in “Interest expense”		$—	$—		$—	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) included in “Foreign exchange and other”		(34)	(587)		(127)	(256)

Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note		(9,332)	3,902		(21,698)	4,894

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest Rate Swap Contracts

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. During the year ended June 30, 2017 (“FY 2017”), the Company entered into two interest rate swaps that were designated as cash flow hedges. The Company expected these derivatives to remain effective during their remaining terms, but recorded any changes in the portion of the hedges considered ineffective in interest expense in the consolidated statement of operations. There was no ineffective portion recorded in FY 2017 and only a nominal gain in the year ended June 30, 2018. During the quarter ended December 31, 2017, these two interest rate swap contracts were closed, with the Company incurring break costs of $148,000. In January 2018, the Company entered into another interest rate swap contract that was also designated as a cash flow hedge. The Company expects this derivative to remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In April 2019, this interest swap contract was amended and extended. There was no ineffective portion recorded in FY 2019 and FY 2020.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2019 and December 31, 2019, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	December 31,

	2019	2019

Notional amounts	$70,287	$70,142
Fixed/Strike Rates	7.42%	7.17%
Floating Rates	6.70%	6.14%
Fair Value of Combined Contracts	$(2,233)	$(2,286)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2019, there were 21 open forward exchange contracts that mature between July 2019 and October 2019; and, as of December 31, 2019, there were 32 open forward exchange contracts that mature between January 2020 and May 2020, as follows (dollars in thousands):

	June 30,	December 31,

	2019	2019

Notional amounts	$9,305	$12,421
Exchange/Strike Rates (AUD to USD)	0.67313 – 0.72039	0.62766 – 0.69982

Fair Value of Combined Contracts	$(16)	$(278)

For the quarter ended December 31, 2018 and 2019, net unrealized and realized foreign exchange gains (losses) totaled $(1,644,000) and $(112,000) and $881,000 and $(28,000), respectively. In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $(1,268,000) and $(3,687,000), and $(5,000) and $(45,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2019 was determined to be approximately $402,245,000 (carrying value of $406,499,000, gross of deferred financing costs of $2,314,000). The Company also determined that the fair value of its other debt of $6,956,000 at June 30, 2019 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2019 have not changed significantly from June 30, 2019. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2019 would not vary significantly from the proportion determined at June 30, 2019.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 and $55,000 during the quarter ended December 31, 2018 and FY 2019, respectively; and $28,000 and $55,000 during the quarter ended December 31, 2019 and FY 2020, respectively.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $38,000 and $100,000 during the quarter ended December 31, 2018 and FY 2019, respectively; and $38,000 and $76,000 during the quarter ended December 31, 2019 and FY 2020, respectively. FY 2019 includes an estimated property tax catch-up of $29,000 paid directly to the landlord.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. Equity Plans

On September 11, 2014, the Board of Directors of the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”), which was approved by the stockholders at the Company’s annual meeting on December 4, 2014 and amended and restated by the stockholders at the annual meeting on December 3, 2015. The 2014 Plan is an “omnibus” incentive plan permitting a variety of equity programs designed to provide flexibility in implementing equity and cash awards, including incentive stock options, nonqualified stock options, restricted stock grants (“non-vested equity shares”), restricted stock units, stock appreciation rights, performance stock, performance units and other stock-based awards. Participants in the 2014 Plan may be granted any one of the equity awards or any combination of them, as determined by the Board of Directors or the Compensation Committee. Upon the approval of the 2014 Plan by the stockholders, the Company suspended further grants under its previous equity plans, the General Finance Corporation 2006 Stock Option Plan (the “2006 Plan”) and the 2009 Stock Incentive Plan (the “2009 Plan”) (collectively the “Predecessor Plans”), which had a total of 2,500,000 shares reserved for grant. Any stock options which are forfeited under the Predecessor Plans will become available for grant under the 2014 Plan, but the total number of shares available under the 2014 Plan will not exceed the 1,500,000 shares reserved for grant under the 2014 Plan, plus any options which were forfeited or are available for grant under the Predecessor Plans. If not sooner terminated by the Board of Directors, the 2014 Plan will expire on December 4, 2024, which is the tenth anniversary of the date it was approved by the Company’s stockholders. The 2006 Plan expired on June 30, 2016 and the 2009 Plan expired on December 10, 2019. On December 7, 2017, the stockholders approved an amendment unanimously approved by the Board of Directors of the Company that increased the number of shares reserved for issuance under the 2014 Plan by 1,000,000 shares, from 1,500,000 to 2,500,000 shares of common stock, plus any options which were forfeited or are available for grant under the 2009 Plan. The Predecessor Plans and the 2014 Plan are referred to collectively as the “Stock Incentive Plan.”

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At December 31, 2019, 670,489 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At December 31, 2019, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2020 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2019	1,676,196	$4.39
Granted	—	—
Exercised	(50,000)	1.97
Forfeited or expired	—	—

Outstanding at December 31, 2019	1,626,196	$4.47	4.6

Vested and expected to vest at December 31, 2019	1,626,196	$4.47	4.6

Exercisable at December 31, 2019	1,446,395	$4.17	4.2

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2019, outstanding time-based options and performance-based options totaled 1,057,972 and 568,224, respectively. Also at that date, the Company’s market price for its common stock was $11.07 per share, which was above the exercise prices of all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $11,208,000. Share-based compensation of $9,263,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2019. At that date, there remains $352,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 0.3 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2019	329,417	$8.28	139,187	$7.62
Granted	27,985	10.72	—	—
Vested	(24,855)	12.07	(55,957)	7.35
Forfeited	(1,000)	10.34	—	—

Nonvested at December 31, 2019	331,547	$8.19	83,230	$7.81

Share-based compensation of $5,271,000 and $1,134,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2019. At that date, there remains $1,969,000 for the restricted stock and $400,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.45 years for the restricted stock and less than a year to 1.7 years for the RSU.

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2019 and December 31, 2019, reported liability totaled $1,335,000 and $1,069,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2018	2019
Cash flows from operating activities
Net income (loss)	$(12,370)	$16,392
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(75)	(177)
Gain on sales of lease fleet	(4,229)	(4,738)
Gains on bargain purchases of businesses	(1,767)	—
Unrealized foreign exchange loss	1,268	5
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	3,554	—
Unrealized loss on forward exchange contracts	127	256
Change in valuation of bifurcated derivatives in Convertible Note	21,698	(4,894)
Depreciation and amortization	21,258	18,218
Amortization of deferred financing costs	1,420	927
Accretion of interest	(555)	—
Interest deferred on Senior Term Note	3,191	—
Share-based compensation expense	1,341	1,368
Deferred income taxes	3,251	5,242
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(4,852)	4,872
Inventories	(12,937)	(2,316)
Prepaid expenses and other	(2,488)	(588)
Trade payables, accrued liabilities and unearned revenues	2,011	3,091
Income taxes	(473)	(198)

Net cash provided by operating activities	$19,373	$37,460

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended December 31, 2019

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$16,576	$35	$16,611	$3,068	$(1,485)	$18,194	$13,130	$31,324

Leasing	37,449	6,626	44,075	-	(103)	43,972	16,813	60,785

	$54,025	$6,661	$60,686	$3,068	$(1,588)	$62,166	$29,943	$92,109

Share-based compensation	$106	$12	$118	$9	$375	$502	$183	$685

Depreciation and amortization	$4,079	$1,653	$5,732	$97	$(179)	$5,650	$3,056	$8,706

Operating income	$13,412	$650	$14,062	$(203)	$(1,486)	$12,373	$4,646	$17,019

Interest income	$-	$-	$-	$-	$1	$1	$179	$180

Interest expense	$2,428	$78	$2,506	$30	$1,717	$4,253	$2,677	$6,930

	Six Months Ended December 31, 2019

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$33,494	$35	$33,529	$6,574	$(2,818)	$37,285	$25,003	$62,288

Leasing	73,051	15,009	88,060	-	(421)	87,639	32,079	119,718

	$106,545	$15,044	$121,589	$6,574	$(3,239)	$124,924	$57,082	$182,006

Share-based compensation	$211	$24	$235	$18	$749	$1,002	$366	$1,368

Depreciation and amortization	$8,099	$3,270	$11,369	$198	$(358)	$11,209	$7,009	$18,218

Operating income	$25,190	$2,541	$27,731	$(27)	$(3,104)	$24,600	$7,349	$31,949

Interest income	$-	$-	$-	$-	$2	$2	$364	$366

Interest expense	$5,057	$205	$5,262	$66	$3,434	$8,762	$5,492	$14,254

Additions to long-lived assets	$29,645	$813	$30,458	$32	$(313)	$30,177	$7,907	$38,084

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	At December 31, 2019

Long-lived assets	$318,076	$42,843	$360,919	$1,541	$(9,561)	$352,899	$137,953	$490,852

Operating lease assets	$27,660	$2,588	$30,248	$304	$315	$30,867	$39,282	$70,149

Goodwill	$64,525	$20,782	$85,307	$—	$—	$85,307	$25,968	$111,275

	At June 30, 2019

Long-lived assets	$301,233	$44,694	$345,927	$1,707	$(9,606)	$338,028	$141,689	$479,717

Goodwill	$64,517	$20,782	$85,299	$—	$—	$85,299	$26,024	$111,323

	Quarter Ended December 31, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$17,105	$-	$17,105	$3,617	$(946)	$19,776	$14,708	$34,484

Leasing	34,261	13,102	47,363	-	(587)	46,776	16,733	63,509

	$51,366	$13,102	$64,468	$3,617	$(1,533)	$66,552	$31,441	$97,993

Share-based compensation	$74	$7	$81	$6	$384	$471	$192	$663

Depreciation and amortization	$3,841	$2,386	$6,227	$101	$(189)	$6,139	$5,016	$11,155

Operating income	$11,079	$4,149	$15,228	$121	$(1,331)	$14,018	$3,437	$17,455

Interest income	$-	$-	$-	$-	$2	$2	$31	$33

Interest expense	$3,240	$340	$3,580	$76	$1,711	$5,367	$3,501	$8,868

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended December 31, 2018

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$39,563	$-	$39,563	$7,934	$(1,425)	$46,072	$27,886	$73,958

Leasing	64,655	25,916	90,571	-	(1,091)	89,480	32,347	121,827

	$104,218	$25,916	$130,134	$7,934	$(2,516)	$135,552	$60,233	$195,785

Share-based compensation	$148	$14	$162	$12	$783	$957	$384	$1,341

Depreciation and amortization	$7,505	$4,750	$12,255	$203	$(373)	$12,085	$9,173	$21,258

Operating income	$20,808	$9,022	$29,830	$609	$(2,632)	$27,807	$5,853	$33,660

Interest income	$—	$—	$—	$—	$2	$2	$79	$81

Interest expense	$5,831	$689	$6,520	$159	$3,410	$10,089	$7,404	$17,493

Additions to long-lived assets	$25,997	$1,501	$27,498	$5	$(101)	$27,402	$11,761	$39,163

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $946,000 and $1,425,000 during the quarter ended December 31, 2018 and FY 2019, respectively; and $1,485,000 and $2,818,000 during the quarter ended December 31, 2019 and FY 2020, respectively. Intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $554,000 and $1,025,000 during the quarter ended December 31, 2018 and FY 2019, respectively; and $70,000 and $355,000 during the quarter ended December 31, 2019 and FY 2020, respectively.

Note 12. Subsequent Events

On January 16, 2020, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2019 through January 30, 2020, and is payable on January 31, 2020 to holders of record as of January 30, 2020.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of December 31, 2019, our two geographic leasing operations primarily lease and sell their products through 24 customer service centers (“CSCs”) in Australia, 15 CSCs in New Zealand, 62 branch locations in the United States and three branch locations in Canada. At that date, we had 280 and 705 employees and 46,455 and 55,135 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended December 31, 2019 (“QE FY 2020”) Compared to Quarter Ended December 31, 2018 (“QE FY 2019”)

Revenues. Revenues decreased by $5.9 million, or 6%, to $92.1 million in QE FY 2020 from $98.0 million in QE FY 2019. This consisted of a decrease of $3.3 million, or 5%, in revenues in our North American leasing operations, a decrease of $1.5 million, or 5%, in revenues in the Asia-Pacific area and a decrease of $1.1 million, or 41%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in QE FY 2020 versus QE FY 2019 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2020 was $0.6840 U.S. dollar compared to $0.7172 U.S. dollar during QE FY 2019. In Australian dollars, total revenues in the Asia-Pacific area decreased slightly by less than one percent in QE FY 2020 from QE FY 2019.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $3.1 million, or 6%, in QE FY 2020 from QE FY 2019; primarily in the construction, commercial and retail sectors, which increased by an aggregate $4.9 million between the periods; offset somewhat by decreases totaling $1.3 million in the industrial, education and services sectors. At Lone Star, revenues decreased by $6.4 million, or approximately 49%, from $13.1 million in QE FY 2019 to $6.7 million in QE FY 2020. The revenue decrease in the Asia-Pacific area occurred primarily because of the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods decreased by AUS$0.1 million, with decreases in the construction, consumer, moving (removals) and storage and utilities sectors aggregating AUS$4.1 million being substantially offset by increases in the transportation and government sectors totaling AUS$3.9 million.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in both QE FY 2020 and QE FY 2019.

Non-manufacturing sales during QE FY 2020 amounted to $29.7 million, compared to $31.8 million during QE FY 2019; representing a decrease of $2.1 million, or 7%. This consisted of a decrease of $0.5 million, or 3%, in our North American leasing operations and a decrease of $1.6 million, or 11%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of $2.2 million ($2.0 million decrease due to lower unit sales, $0.2 million increase due to higher average prices and a $0.4 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.6 million in the national accounts group ($1.7 million decrease due to lower unit sales, $2.5 million increase due to higher average prices and a $0.2 million decrease due to foreign exchange movements). The translation of sales in the Asia-Pacific area was adversely impacted by the weaker Australian dollar when comparing QE FY 2020 to QE FY 2019. In Australian dollars, total sales in the Asia-Pacific area decreased by approximately 6% in QE FY 2020 from QE FY 2019, primarily in the consumer, construction, moving (removals) and storage, defense and utilities sectors, which decreased by an aggregate AUS$4.9 million; and was offset somewhat by an increase of AUS$3.6 million in the transportation sector. In our North American leasing operations, the sales decrease in QE FY 2020 from QE FY 2019 was primarily in the industrial, government, education and services sectors, which decreased by an aggregate $2.0 million between the periods; offset somewhat be a total increase of $1.7 million in the construction and commercial sectors. The decrease at Southern Frac was due primarily from reduced sales of liquid containment tanks and chassis, which decreased by an aggregate $1.6 million in QE FY 2020 from QE FY 2019; offset somewhat by increases in trash hoppers and other totaling $0.5 million.

Leasing revenues totaled $60.8 million in QE FY 2020, a decrease of $2.7 million, or 4%, from $63.5 million in QE FY 2019. This consisted of a decrease of $2.8 million, or 6%, in North America and a slight increase of $0.1 million, or less than one percent, in the Asia-Pacific area. In Australian dollars, leasing revenues actually increased by 5% percent in the Asia-Pacific area in QE FY 2020 from QE FY 2019.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 82% and 79%, respectively, during QE FY 2020, as compared to 86% and 78%, respectively, in QE FY 2019. The overall average utilization was 81% in QE FY 2020 and 84% in QE FY 2019; but the average monthly lease rate of containers increased to AUS$168 in QE FY 2020 from AUS$163 in QE FY 2019, caused primarily by higher average lease rates in portable storage and building containers between the periods. However, the composite average monthly number of units on lease was over 960 lower in QE FY 2020, as compared to QE FY 2019. Locally, in Australian dollars, leasing revenue remained constant or increased across most sectors in QE FY 2020 versus QE FY 2019, but particularly in the consumer, education, government and moving (removals) and storage sectors, which increased between the periods by an aggregate AUS$1.0 million.

In our North American leasing operations, average utilization rates were 79%, 80%, 57%, 84% and 82% and average monthly lease rates were $130, $394, $768, $370 and $882 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2020; as compared to 85%, 85%, 80%, 86% and 85% and average monthly lease rates were $125, $364, $1,012, $318 and $775 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2019, respectively. The average composite utilization rate was 75% QE FY 2020 and 83% in QE FY 2019, and the composite average monthly number of units on lease was over 1,100 higher in QE FY 2020 as compared to QE FY 2019. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in QE FY 2020 was $6.4 million below QE FY 2019, substantially all attributable to Lone Star; but this decrease was partially offset by an aggregate $3.6 million increase in the construction, industrial, commercial and retail sectors.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $1.7 million from $23.3 million during QE FY 2019 to $21.6 million during QE FY 2020, and our gross profit percentage from these non-manufacturing sales remained constant at 27% during both periods. However, fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $1.6 million in QE FY 2020, as compared to $2.3 million in QE FY 2019, resulting in a gross loss of under $0.1 million in QE FY 2020 versus a gross margin of $0.4 million in QE FY 2019. The gross loss in QE FY 2020 was due to the reduced sales discussed above and less than optimum production levels. In QE FY 2019, the gross margin percentage was 15%.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses decreased by $0.7 million from $43.9 million during QE FY 2019 to $43.2 million during QE FY 2020. As a percentage of revenues, these costs increased to 47% during QE FY 2020 from 45% in QE FY 2019 due to our infrastructure not decreasing with the lower revenues. Lower leasing revenues due primarily to the soft oil and gas market in North America adversely impacted revenues during QE FY 2020.

Depreciation and Amortization. Depreciation and amortization decreased by $2.5 million to $8.6 million in QE FY 2020 from $11.1 million in QE FY 2019. The decrease was in both geographic venues, $0.6 million in North America and $1.9 million in the Asia-Pacific area, impacted by the effect of certain intangible assets becoming fully amortized. The decrease in the Asia-Pacific also included the translation effect of a weaker Australian dollar to the U.S. dollar in QE FY 2020 versus QE FY 2019.

Interest Expense. Interest expense of $6.9 million in QE FY 2020 decreased by $2.0 million from $8.9 million in QE FY 2019. In North America, QE FY 2020 interest expense decreased by $1.2 million from QE FY 2019 due primarily to the weighted-average interest rate of 5.8% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2020 being lower than the 7.2% in QE FY 2019. In the Asia-Pacific area, QE FY 2020 interest expense was $0.8 million lower from QE FY 2019 due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 7.7% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2020 versus 8.9% in QE FY 2019.

Change in Valuation of Bifurcated Derivatives. QE FY 2020 includes a non-cash benefit of $3.9 million for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) versus a charge of $9.3 million in QE FY 2019.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7029 at September 30, 2018, 0.7055 at December 30, 2018, 0.675382 at September 30, 2019 and 0.701415 at December 31, 2019. In QE FY 2019 and QE FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $(1,644,000) and $(112,000) and $881,000 and $(28,000), respectively. In addition, in QE FY 2019 and QE FY 2020, net unrealized exchange gains on forward exchange contracts totaled $(34,000) and $(587,000), respectively.

Income Taxes. Our income tax provision for QE FY 2020 and QE FY 2019, which derived an effective tax rate of 27.7% and 68.6%, respectively, differed from than the U.S. federal statutory rate of 21% primarily as a result of nontaxable or nondeductible items for (i) the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both QE FY 2020 and QE FY 2019, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders was $9.5 million in FY 2020 versus a net loss of $5.1 million in QE FY 2019, a significant improvement of approximately $14.6 million. This was primarily due to the non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note of $3.9 million, versus a charge of $9.3 million in QE FY 2019, as well as lower interest expense and higher operating profit in the Asia-Pacific area; offset somewhat by the lower operating profit in North America.

Six Months Ended December 31, 2019 (“FY 2020”) Compared to Six Months Ended December 31, 2018 (“FY 2019”)

Revenues. Revenues decreased by $13.8 million, or 7%, to $182.0 million in FY 2020 from $195.8 million in FY 2019. This consisted of a decrease of $7.9 million, or 6%, in revenues in our North American leasing operations, a decrease of $3.2 million, or 5%, in revenues in the Asia-Pacific area and a decrease of $2.7 million, or 42%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2020 versus FY 2019 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2020 was $0.6848 U.S. dollar compared to $0.7243 U.S. dollar during FY 2019. In Australian dollars, total revenues in the Asia-Pacific area actually increased slightly by less than one percent in FY 2020 from FY 2019.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $3.0 million, or 3%, in FY 2020 from FY 2019; primarily in the construction, commercial and retail sectors, which increased by an aggregate $10.4 million between the periods; offset somewhat by decreases totaling $7.0 million in the industrial, education and mining sectors. At Lone Star, revenues decreased by $10.9 million, or 42%, from $25.9 million in FY 2019 to $15.0 million in FY 2020. The revenue decrease in the Asia-Pacific area occurred primarily because of the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods actually increased by just under AUS$0.1 million, primarily in the mining, government, education, transportation and industrial sectors, which increased by AUS$7.4 million; substantially offset by decreases totaling AUS$7.0 million in the construction, consumer, defense, moving (removals) and storage and utilities sectors.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in FY 2020, compared to 36% and 64% of total non-manufacturing revenues, respectively in FY 2019.

Non-manufacturing sales during FY 2020 amounted to $58.5 million, compared to $67.5 million during FY 2019; representing a decrease of $9.0 million, or 13%. This consisted of a decrease of $6.1 million, or 15%, in our North American leasing operations and a decrease of $2.9 million, or 10%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised primarily of a decrease of $3.5 million ($3.5 million decrease due to lower unit sales, $1.0 million increase due to higher average prices and a $1.0 million decrease due to foreign exchange movements) in the CSC operations and an increase of $0.6 million in the national accounts group ($2.7 million decrease due to lower unit sales, $3.7 million increase due to higher average prices and a $0.4 million decrease due to foreign exchange movements). The translation of sales in the Asia-Pacific area was adversely impacted by the weaker Australian dollar when comparing FY 2020 to FY 2019. In Australian dollars, total sales in the Asia-Pacific area decreased by 6% in FY 2020 from FY 2019, primarily in the consumer, construction, defense, moving (removals) and storage and utilities sectors, which decreased by an aggregate AUS$8.4 million; and was partially offset by a total increase of AUS$5.9 million in the transportation, mining and government sectors. In our North American leasing operations, the sales decrease in FY 2020 from FY 2019 was across most sectors, but primarily in the industrial, education, mining and services sectors, which decreased by an aggregate $8.5 million between the periods; offset somewhat be a total increase of $2.8 million in the construction and commercial sectors. FY 2019 included four large sales aggregating $7.1 million, one in the industrial sector for $5.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The decrease at Southern Frac was due primarily from reduced sales of liquid containment tanks and chassis, which decreased by an aggregate $3.8 million in FY 2020 from FY 2019; offset somewhat by increases in trash hoppers and other totaling $1.1 million.

Leasing revenues totaled $119.7 million in FY 2020, a decrease of $2.1 million, or 2%, from $121.8 million in FY 2019. This consisted of a decrease of $1.8 million, or 2%, in North America and a decrease of $0.3 million, or 1%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually increased by 5% percent in the Asia-Pacific area in FY 2020 from FY 2019.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 81% and 70%, respectively, during FY 2020, as compared to 85% and 70%, respectively, in FY 2019. The overall average utilization was 79% in FY 2020 and 82% in FY 2019; but the average monthly lease rate of containers increased to AUS$166 in FY 2020 from AUS$163 in FY 2019, caused primarily by higher average lease rates in portable storage and building containers between the periods. However, the composite average monthly number of units on lease was over 750 lower in FY 2020, as compared to FY 2019. Locally, in Australian dollars, leasing revenue remained constant or increased across most sectors in FY 2020 versus FY 2019, but particularly in the consumer, industrial, retail, government, moving (removals) and storage and education sectors, which increased between the periods by an aggregate AUS$2.1 million.

In our North American leasing operations, average utilization rates were 78%, 81%, 60%, 85% and 82% and average monthly lease rates were $125, $389, $818, $360 and $865 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2020; as compared to 82%, 86%, 81%, 86% and 85% and average monthly lease rates were $123, $361, $1,013, $311 and $764 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2019, respectively. The average composite utilization rate was 76% FY 2020 and 82% in FY 2019, and the composite average monthly number of units on lease was over 2,750 higher in FY 2020 as compared to FY 2019. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in FY 2020 was approximately $10.9 million below FY 2019, substantially all attributable to Lone Star; but this decrease was substantially offset by an aggregate $9.0 million increase in the construction, commercial, education, retail and industrial sectors.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $8.3 million from $50.1 million during FY 2019 to $41.8 million during FY 2020, and our gross profit percentage from these non-manufacturing sales increased to 29% in FY 2020 from 26% in FY 2019. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $3.5 million in FY 2020, as compared to $5.4 million in FY 2019, resulting in a gross margin of $0.3 million in FY 2020 versus a gross margin of $1.1 million in FY 2019, resulting in a gross margin percentage of 8% and approximately 17%, respectively. The lower gross margin in FY 2020 from FY 2019 was due to the reduced sales discussed above and less than optimum production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. Direct costs of leasing operations and selling and general expenses increased by $1.2 million from $41.7 million during FY 2019 to $43.5 million during FY 2020. As a percentage of revenues, these costs increased to 48% during FY 2020 from 44% in FY 2019 due to our infrastructure not decreasing with the lower revenues. Large sales during FY 2019 not replicated in FY 2020 and lower leasing revenues due primarily to the soft oil and gas market in North America adversely impacted revenues during FY 2020, but did not result in significant actions to reduce our infrastructure. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature.

Depreciation and Amortization. Depreciation and amortization decreased by $3.1 million to $18.0 million in FY 2020 from $21.1 million in FY 2019. The decrease was in both geographic venues, $0.9 million in North America and $2.2 million in the Asia-Pacific area, which were impacted from the effect of certain intangible assets becoming fully amortized. The decrease in the Asia-Pacific also included the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2020 versus FY 2019.

Interest Expense. Interest expense of $14.3 million in FY 2020 decreased by $3.2 million from $17.5 million in FY 2019. In North America, FY 2020 interest expense decreased by $1.3 million from FY 2019 due primarily to the weighted-average interest rate of 6.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2020 being lower than the 6.9% in FY 2019. In the Asia-Pacific area, FY 2020 interest expense was $1.9 million lower from FY 2019 due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 7.8% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2020 versus 9.4% in FY 2019.

Change in Valuation of Bifurcated Derivatives. FY 2020 includes a non-cash benefit of $4.9 million for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) versus a charge of $21.7 million in FY 2019.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7411 at June 30, 2018, 0.7055 at December 31, 2018, 0.7029 at June 30, 2019 and 0.701415 at December 31, 2019. In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $(1,268,000) and $(3,687,000) and $(5,000) and $(45,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, in FY 2019 and FY 2020, net unrealized exchange gains on forward exchange contracts totaled $(127,000) and $(256,000), respectively.

Income Taxes. Our income tax provision for FY 2020 and FY 2019, which derived an effective tax rate of 27.6% and 41.5%, respectively, differed from than the U.S. federal statutory rate of 21% primarily as a result of nontaxable or nondeductible items for (i) the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and (ii) the non-cash realized foreign exchange loss prior its conversion to equity in FY 2019. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2020 and FY 2019, we paid dividends of $1.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders was $14.5 million in FY 2020 versus a net loss of $14.2 million in FY 2019, a significant improvement of approximately $28.7 million. This was primarily due to the non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note of $4.9 million versus a charge of $21.7 million in FY 2019, as well as lower interest expense and higher operating profit in the Asia-Pacific area, offset somewhat by the lower operating profit in North America.

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

	Quarter Ended December 31,		Six Months Ended December 31,

	2018	2019	2018	2019

Net income (loss)	$(4,206)	$10,441	$(12,370)	$16,392
Add (deduct) —
Provision for income taxes	1,712	3,994	3,627	6,254
Change in valuation of bifurcated derivatives in Convertible Note	9,332	(3,902)	21,698	(4,894)
Foreign currency exchange and other loss (gain)	1,782	(264)	3,293	309
Interest expense	8,868	6,930	17,493	14,254
Interest income	(33)	(180)	(81)	(366)
Depreciation and amortization	11,155	8,706	21,258	18,218
Share-based compensation expense	663	685	1,341	1,368
Refinancing costs not capitalized	448	—	448	—

Adjusted EBITDA	$29,721	$26,410	$56,707	$51,535

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $30,161,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $81,715,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,028,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $26,303,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

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

As of December 31, 2019, our required principal and other obligations payments for the twelve months ending December 31, 2020 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,

	2020	2021	2022	2023

Deutsche Bank Credit Facility	$5,684	$5,684	$5,684	$113,198
Wells Fargo Credit Facility	—	—	182,247	—
Senior Notes	—	77,390	—	—
Other	4,272	1,745	1,872	1,290

	$9,956	$84,819	$189,803	$114,488

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,

	2018	2019

Net cash provided by operating activities	$19,373	$37,460

Net cash used in investing activities	$(41,236)	$(22,843)

Net cash provided (used in) by financing activities	$6,176	$(14,923)

Cash Flow for FY 2020 Compared to FY 2019

Operating activities. Our operations provided cash of $37.5 million during FY 2020 versus $19.4 million during FY 2019, an increase of $18.1 million between the periods. Net income in FY 2020 of $16.4 million was a significant improvement of $28.8 million from the net loss in FY 2019 of $12.4 million and our management of operating assets and liabilities in FY 2020, when compared to FY 2019, further increased cash by $23.6 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In addition, the non-cash gains on the bargain purchases of two businesses we acquired in FY 2019 improved our cash between the periods by $1.8 million as we did not make any such acquisitions in FY 2020. However, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, decreased operating cash flow by approximately $1.1 million between the periods, from a net cash increase of $1.4 million in FY 2019 to a net cash increase of $0.3 million in FY 2020. More significantly, cash from operating activities between the periods decreased by $26.6 million as a result of non-cash adjustments relating to the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note, which increased cash by $21.7 million in FY 2019 versus reducing cash by $4.9 million in FY 2020, and the realized foreign exchange loss prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements), which increased cash in FY 2019 by $3.6 million. In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, decreased cash between the periods by $6.2 million, from an aggregate $25.3 million increase in FY 2019 to a $19.1 million increase in FY 2020. Deferred income taxes increased cash flows in FY 2020 by $5.2 million, versus $3.3 million in FY 2019, an increase of $1.9 million between the periods. During both FY 2020 and FY 2019, the net gain on the sales of lease fleet reduced operating cash flows by over $4.0 million; and, in both periods, non-cash share-based compensation increased operating cash flows by approximately $1.4 million.

Investing Activities. Cash used in investing activities was $22.8 million during FY 2020, as compared to $41.2 million used during FY 2019, resulting in a net reduction in cash used between the periods of $18.4 million. We did not make any acquisitions in FY 2020, whereas in FY 2019 we made four business acquisitions, three in North America and one in the Asia-Pacific area, for $16.1 million. Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $5.3 million in FY 2020 and $3.7 million in FY 2019, an increase of $1.6 million, primarily in our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $17.9 million in FY 2020, as compared to $21.7 million in FY 2019, a decrease of $3.8 million. In FY 2020, net capital expenditures of lease fleet were approximately $17.3 million in North America, as compared to $16.6 million in FY 2019, an increase of $0.7 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $0.6 million in FY 2020, versus a net investment of $5.1 million in FY 2019, a decrease of $4.5 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Cash used in financing activities was $14.9 million during FY 2020, as compared to $6.2 million of cash provided during FY 2019, a decrease to cash between the periods of $21.1 million. In FY 2020 we repaid a net $13.2 million on our senior debt and other borrowings versus borrowing a net $7.6 million in FY 2019. These financing activities on our existing credit facilities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. Cash of $1.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock. In FY 2020, we received proceeds of $98,000 from issuances of common stock on the exercises of stock options versus $0.9 million in FY 2019.

Asset Management

Receivables and inventories were $51.4 million and $31.4 million at December 31, 2019 and $56.2 million and $29.1 million at June 30, 2019, respectively. At December 31, 2019, DSO in trade receivables were 39 days and 40 days in the Asia-Pacific area and our North American leasing operations, as compared to 34 days and 46 days at June 30, 2019, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability.

The net book value of our total lease fleet was $466.3 million at December 31, 2019, as compared to $456.8 million at June 30, 2019. At December 31, 2019, we had 101,590 units (24,257 units in retail operations in Australia, 9,973 units in national account group operations in Australia, 12,225 units in New Zealand, which are considered retail; and 55,135 units in North America) in our lease fleet, as compared to 99,743 units (25,355 units in retail operations in Australia, 9,254 units in national account group operations in Australia, 12,574 units in New Zealand, which are considered retail; and 52,560 units in North America) at June 30, 2019. At those dates, 78,637 units (19,607 units in retail operations in Australia, 8,789 units in national account group operations in Australia, 10,426 units in New Zealand, which are considered retail; and 39,815 units in North America); and 77,214 units (20,376 units in retail operations in Australia, 5,931 units in national account group operations in Australia, 10,196 units in New Zealand, which are considered retail; and 40,711 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 38,855 storage and freight containers and 7,600 portable building containers at December 31, 2019; and 39,616 storage and freight containers and 7,567 portable building containers at June 30, 2019. At those dates, units on lease were comprised of 33,894 storage and freight containers and 4,928 portable building containers; and 31,610 storage and freight containers and 4,893 portable building containers, respectively.

In North America, the lease fleet was comprised of 39,393 storage containers, 5,989 office containers (GLOs), 4,206 portable liquid storage tank containers, 4,364 mobile offices and 1,183 modular units at December 31, 2019; and 37,304 storage containers, 5,426 office containers (GLOs), 4,215 portable liquid storage tank containers, 4,436 mobile offices and 1,179 modular units at June 30, 2019. At those dates, units on lease were comprised of 28,351 storage containers, 4,690 office containers, 2,238 portable liquid storage tank containers, 3,571 mobile offices and 965 modular units; and 28,561 storage containers, 4,437 office containers, 2,793 portable liquid storage tank containers, 3,931 mobile offices and 989 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2020	GENERAL FINANCE CORPORATION

By: /s/ Jody E. Miller Jody E. Miller Chief Executive Officer

By: /s/ Charles E. Barrantes Charles E. Barrantes Chief Financial Officer