Form 10-Q
period 2020-03-31
General Finance CORP
filed 2020-05-05
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,625,781 shares outstanding as of April 30, 2020.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2019	March 31, 2020
Assets
Cash and cash equivalents	$10,359	$11,743
Trade and other receivables, net of allowance for doubtful accounts of $5,490 and $5,508 at June 30, 2019 and March 31, 2020, respectively	56,204	47,003
Inventories	29,077	25,509
Prepaid expenses and other	9,823	10,953
Property, plant and equipment, net	22,895	24,501
Lease fleet, net	456,822	449,726
Operating lease assets	—	63,759
Goodwill	111,323	108,592
Other intangible assets, net	21,809	19,666

Total assets	$718,312	$761,452

Liabilities
Trade payables and accrued liabilities	$48,460	$41,295
Income taxes payable	506	696
Unearned revenue and advance payments	22,671	24,358
Operating lease liabilities	—	64,395
Senior and other debt, net	411,141	378,297
Fair value of bifurcated derivatives in Convertible Note	19,782	26,147
Deferred tax liabilities	38,711	46,725

Total liabilities	541,271	581,913

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2019 and $40,712 at March 31, 2020	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,471,406 shares issued and outstanding at June 30, 2019 and 30,625,781 at March 31, 2020	3	3

Additional paid-in capital	183,933	183,282

Accumulated other comprehensive loss	(18,755)	(23,373)

Accumulated deficit	(28,744)	(20,977)

Total General Finance Corporation stockholders’ equity	176,537	179,035

Equity of noncontrolling interests	504	504

Total equity	177,041	179,539

Total liabilities and equity	$718,312	$761,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,

	2019	2020	2019	2020

Revenues
Sales:
Lease inventories and fleet	$25,204	$29,702	$92,653	$88,234
Manufactured units	1,432	2,524	7,941	6,280

	26,636	32,226	100,594	94,514
Leasing	59,573	57,744	181,400	177,462

	86,209	89,970	281,994	271,976

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	18,100	21,444	68,210	63,260
Manufactured units	1,231	1,977	6,600	5,441
Direct costs of leasing operations	22,923	22,968	68,851	68,587
Selling and general expenses	20,647	20,695	60,310	61,833
Depreciation and amortization	10,897	8,613	31,952	26,633

Operating income	12,411	14,273	46,071	46,222

Interest income	27	153	108	519
Interest expense	(10,207)	(5,981)	(27,700)	(20,235)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(1,131)	(11,259)	(22,829)	(6,365)
Foreign exchange and other	(3)	(2,096)	(3,296)	(2,405)

	(11,314)	(19,183)	(53,717)	(28,486)

Income (loss) before provision for income taxes	1,097	(4,910)	(7,646)	17,736

Provision for income taxes	1,429	3,715	5,056	9,969

Net income (loss)	(332)	(8,625)	(12,702)	7,767

Preferred stock dividends	(922)	(922)	(2,766)	(2,766)

Net income (loss) attributable to common stockholders	$(1,254)	$(9,547)	$(15,468)	$5,001

Net income (loss) per common share:
Basic	$(0.04)	$(0.32)	$(0.53)	$0.17
Diluted	(0.04)	(0.32)	(0.53)	0.16

Weighted average shares outstanding:
Basic	29,975,295	30,294,868	29,084,947	30,250,904
Diluted	29,975,295	30,294,868	29,084,947	31,452,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,

	2019	2020	2019	2020

Net income (loss)	$(332)	$(8,625)	$(12,702)	$7,767

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $7 and $94 and $178 and $194 in the quarter and nine months ended March 31, 2019 and 2020, respectively	(135)	(219)	(170)	(256)

Cumulative translation adjustment	416	(4,296)	(26)	(4,362)

Total comprehensive income (loss)	(51)	(13,140)	(12,898)	3,149

Allocated to noncontrolling interests	—	—	—	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(51)	$(13,140)	$(12,898)	$3,149

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

	Cumulative		Additional	Accumulated Other		Total General Finance Corporation	Equity of
	Preferred Stock	Common Stock	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance at June 30, 2019	$40,100	$3	$183,933	$(18,755)	$(28,744)	$176,537	$504	$177,041

Share-based compensation	—	—	683	—	—	683	—	683

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 47,500 shares of common stock on exercises of stock options	—	—	85	—	—	85	—	85

Forfeiture of 1,000 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 55,957 shares of common stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	5,951	5,951	—	5,951

Fair value change in derivative, net of related tax effect	—	—	—	(458)	—	(458)	—	(458)

Cumulative translation adjustment	—	—	—	(1,794)	—	(1,794)	—	(1,794)

Total comprehensive income	—	—	—	—	—	3,699	—	3,699

Balance at September 30, 2019	$40,100	$3	$183,779	$(21,007)	$(22,793)	$180,082	$504	$180,586

Share-based compensation	—	—	685	—	—	685	—	685

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 2,500 shares of common stock on exercises of stock options	—	—	13	—	—	13	—	13

Grant of 27,985 shares of restricted stock	—	—	—	—	—	—	—	—

Net income	—	—	—	—	10,441	10,441	—	10,441

Fair value change in derivative, net of related tax effect	—	—	—	421	—	421	—	421

Cumulative translation adjustment	—	—	—	1,728	—	1,728	—	1,728

Total comprehensive income	—	—	—	—	—	12,590	—	12,590

Balance at December 31, 2019	$40,100	$3	$183,555	$(18,858)	$(12,352)	$192,448	$504	$192,952

Share-based compensation	—	—	647	—	—	647	—	647

Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)

Issuance of 1,000 shares of common stock on exercises of stock options	—	—	2	—	—	2	—	2

Grant of 17,000 shares of restricted stock	—	—	—	—	—	—	—	—

Vesting of restricted stock units into 3,433 shares of common stock	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	(8,625)	(8,625)	—	(8,625)

Fair value change in derivative, net of related tax effect	—	—	—	(219)	—	(219)	—	(219)

Cumulative translation adjustment	—	—	—	(4,296)	—	(4,296)	—	(4,296)

Total comprehensive loss	—	—	—	—	—	(13,140)	—	(13,140)

Balance at March 31, 2020	$40,100	$3	$183,282	$(23,373)	$(20,977)	$179,035	$504	$179,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Nine Months Ended March 31,
	2019	2020

Net cash provided by operating activities (Note 10)	$27,980	$53,120

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(17,077)	(2,239)
Proceeds from sales of property, plant and equipment	244	416
Purchases of property, plant and equipment	(5,855)	(7,045)
Proceeds from sales of lease fleet	20,635	22,556
Purchases of lease fleet	(53,681)	(43,640)
Other intangible assets	(105)	(124)

Net cash used in investing activities	(55,839)	(30,076)

Cash flows from financing activities:
Repayments of equipment financing activities, net	(342)	(496)
Repayment of Bison Capital Senior Term Note	(63,311)	—
Proceeds from (repayments of) senior and other debt borrowings, net	79,938	(17,338)
Deferred financing costs	(427)	(80)
Proceeds from issuances of common stock	858	100
Preferred stock dividends	(2,766)	(2,766)

Net cash provided by (used in) financing activities	13,950	(20,580)

Net increase (decrease) in cash	(13,909)	2,464

Cash and equivalents at beginning of period	21,617	10,359

The effect of foreign currency translation on cash	(894)	(1,080)

Cash and equivalents at end of period	$6,814	$11,743

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustment amounts totaling $1,734 and $263 as part of the consideration for business acquisitions during the nine months ended March 31, 2019 and 2020, respectively (see Note 4).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2019 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2020, particularly in light of the novel strain of coronavirus (COVID-19) that was reported to have surfaced in Wuhan, China and has spread to a number of other countries, including the United States, Canada, Australia and New Zealand. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The Company believes its business is essential, which allows it to continue to serve customers that remain operational. However, if the Company is required to close a certain number of its locations or a number of its employees cannot work because of illness or otherwise, its business could be materially adversely affected in a rapid manner. Similarly, if customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for the Company’s services and products could also be materially adversely affected in a rapid manner. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, at this time it cannot be reasonably predicted to what extent the Company’s consolidated results of operations and financial condition will ultimately be impacted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2019” and “FY 2020” are to the nine months ended March 31, 2019 and 2020, respectively. Certain amounts have been reclassified or revised to conform with the current year presentation. The most significant are the rates disclosed at June 30, 2019 in the table for the open interest rate swap contract in Note 6.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include assumptions used in assigning value to identifiable intangible assets at the acquisition date, the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet, derivative liability valuation and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates. The Company considered the impact of COVID-19 on the estimates and assumptions used and determined that there was not a material adverse effect on the Company’s FY 2020 consolidated results of operations and consolidated financial position as of March 31, 2020.

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,

	2019	2020

Finished goods	$25,576	$21,511
Work in progress	1,275	1,686
Raw materials	2,226	2,312

	$29,077	$25,509

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,	March 31,

		2019	2020

Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,893
Transportation and plant equipment (including finance lease assets)	3 — 20 years	47,433	48,592
Furniture, fixtures and office equipment	3 — 10 years	13,786	14,312

		68,280	69,965
Less accumulated depreciation and amortization		(45,385)	(45,464)

		$22,895	$24,501

Depreciation expense on property, plant and equipment totaled $1,609,000 and $4,936,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $1,999,000 and $5,734,000 for the quarter ended March 31, 2019 and FY 2019, respectively.

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2019 and March 31, 2020, the gross costs of the lease fleet were $598,757,000 and $596,565,000, respectively. Depreciation expense on lease fleet totaled $6,185,000 and $19,151,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $7,677,000 and $22,528,000 for the quarter ended March 31, 2019 and FY 2019, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

At March 31, 2020, the Company determined that qualitative factors in its North American leasing operations pertaining to conditions in the oil and gas market required a quantitative impairment analysis for Lone Star. This impairment analysis indicated that the implied value of goodwill at Lone Star was still greater than its carrying value.

Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions. The North American oil and gas market has been, and the Company expects it to continue to be, highly cyclical, generally fluctuating in correlation with the price of West Texas Intermediate Crude (“WTI”). The recent decrease in demand caused by the COVID-19 pandemic, the political tensions between several large oil producing countries and a lack of storage space for refined oil has resulted in a substantial decline in WTI prices and drilling activity. Specifically impacting the Company is a reduction in drilling activity of oil wells located in the Permian and Eagle Ford shales basins, the two primary basins in which it operates. Should WTI prices and drilling activity in the Permian and Eagle Ford shales basins remain depressed for an extended period of time, an impairment is possible as it would have a negative effect on the long-term financial model used by the Company in analyzing potential impairment. The Company believes that this downturn in the oil and gas market is temporary, reflecting the cyclical nature of the industry, and that WTI prices and drilling activity will recover to normalized levels over the next twelve months. However, the Company intends to continue to monitor its North American goodwill for impairment in response to events or changes in circumstances.

Other intangible assets include those with indefinite lives (trademark and trade name) and finite lives (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2019			March 31, 2020

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark and trade name	$5,486	$(453)	$5,033	$5,482	$(453)	$5,029
Customer base and lists	31,069	(17,174)	13,895	31,638	(18,905)	12,733
Non-compete agreements	8,782	(8,031)	751	8,616	(8,130)	486
Deferred financing costs	3,563	(2,290)	1,273	3,643	(2,642)	1,001
Other	4,328	(3,471)	857	2,492	(2,075)	417

	$53,228	$(31,419)	$21,809	$51,871	$(32,205)	$19,666

Amortization expense related to amortizable intangible assets, other than deferred financing costs, totaled $918,000 and $2,843,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $1,322,000 and $3,994,000 for the quarter ended March 31, 2019 and FY 2019, respectively. Amortization expense, which is included in interest expense, related to deferred financing costs recorded as amortizable intangible assets totaled $120,000 and $353,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $116,000 and $442,000 for the quarter ended March 31, 2019 and FY 2019, respectively.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2019	2020	2019	2020
Basic	29,975,295	30,294,868	29,084,947	30,250,904
Dilutive effect of common stock equivalents	—	—	—	1,201,973

Diluted	29,975,295	30,294,868	29,084,947	31,452,877

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Potential common stock equivalents totaling 2,167,371 for both the quarter ended March 31, 2019 and FY 2019, 2,049,340 and 847,367 for the quarter ended March 31, 2020 and FY 2020, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during the quarter ended March 31, 2019 and FY 2019 and the quarter ended March 31, 2020 and FY 2020 were $13,855,000 and $41,560,000 and $14,054,000 and $41,806,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2019 and March 31, 2020, we had approximately $22,671,000 and $24,358,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $1,348,000 and $14,207,000, which were included in the unearned rental revenue balance at June 30, 2019, were recognized during the quarter ended March 31, 2020 and FY 2020, respectively. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2019 and March 31, 2020, the Company had $219,331 and $189,111, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	Quarter Ended March 31, 2020

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$15,155	$-	$15,155	$-	$-	$15,155	$14,547	$29,702
Sales manufactured units	-	-	-	3,505	(981)	2,524	-	2,524

Total non-lease revenues	15,155	-	15,155	3,505	(981)	17,679	14,547	32,226

Leasing:
Rental revenue	23,981	3,804	27,785	-	(103)	27,682	11,971	39,653
Rental-related services	9,916	4,293	14,209	-	-	14,209	3,882	18,091

Total leasing revenues	33,897	8,097	41,994	-	(103)	41,891	15,853	57,744

Total revenues	$49,052	$8,097	$57,149	$3,505	$(1,084)	$59,570	$30,400	$89,970

	Nine Months Ended March 31, 2020

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$48,649	$35	$48,684	$-	$-	$48,684	$39,550	$88,234
Sales manufactured units	-	-	-	10,079	(3,799)	6,280	-	6,280

Total non-lease revenues	48,649	35	48,684	10,079	(3,799)	54,964	39,550	94,514

Leasing:
Rental revenue	75,765	11,681	87,446	-	(524)	86,922	36,139	123,061
Rental-related services	31,183	11,425	42,608	-	-	42,608	11,793	54,401

Total leasing revenues	106,948	23,106	130,054	-	(524)	129,530	47,932	177,462

Total revenues	$155,597	$23,141	$178,738	$10,079	$(4,323)	$184,494	$87,482	$271,976

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

Future payments of operating lease liabilities at March 31, 2020 are as follows (in thousands):

Year Ending March 31,
2021	$11,371
2022	9,878
2022	8,959
2024	7,533
2025	6,533
Thereafter	53,804

Total commitments	98,078
Less – interest	(33,683)

$64,395

Non-cancellable operating lease rentals at June 30, 2019 are payable as follows (in thousands):

Year Ending June 30,
2020	$11,655
2021	9,198
2022	6,585
2023	4,992
2024	3,103
Thereafter	9,091

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating lease activity during the periods was as follows (in thousands):

	Quarter Ended	Nine Months Ended
	March 31, 2020
Expense:
Short-term lease expense	$957	$2,780
Fixed lease expense	3,296	9,786
Variable lease expense	313	1,043
Sublease income	(1,120)	(3,569)

	$3,446	$10,040

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$2,973	$8,933
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	499	4,208

The weighted-average remaining lease term and weighted average discount rate for operating leases at March 31, 2020 was 12.4 years and 6.2%, respectively. Rental expense on non-cancellable operating leases during the quarter ended March 31, 2019 and FY 2019 was $3,461,000 and $10,062,000, respectively.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2019 and March 31, 2020, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2019 and March 31, 2020, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000 and $40,610,000, respectively. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of March 31, 2020, since issuance, dividends paid or payable totaled $107,000 for the Series B Preferred Stock and dividends paid totaled $24,500,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

FY 2020 Acquisition

On February 28, 2020, the Company, through Pac-Van, purchased the storage container and storage trailer business of Mar-Rube Trailer Rental (“Mar-Rube”) for approximately $2,502,000, which included a general indemnity and other adjustment amounts of $263,000. Mar-Rube is located in Baltimore, Maryland. The preliminary allocation to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

Mar-Rube February 28, 2020
Fair value of the net tangible assets acquired and liabilities assumed:
Inventories	$145
Property, plant and equipment	43
Lease fleet	753
Unearned revenue and advance payments	(96)

Total net tangible assets acquired and liabilities assumed	845

Fair value of intangible assets acquired:
Non-compete agreement	23
Customer lists/relationships	977
Goodwill	657

Total intangible assets acquired	1,657

Total purchase consideration	$2,502

The FY 2020 operating results prior to and since the respective date of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Mar-Rube acquisition is deductible for U.S. income tax purposes

The Company incurred approximately $162,000 and $285,000 during the quarter ended March 31, 2019 and FY 2019, respectively; and $47,000 and $559,000 during the quarter ended March 31, 2020 and FY 2020, respectively, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $26,412,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $71,559,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $12,285,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $23,034,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $1,763,700 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $645,900 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 3.0% and 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2020 and 2021, with no prepayment penalty due after March 22, 2021.

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

At March 31, 2020, borrowings under the Deutsche Bank Credit Facility totaled $113,944,000 (AUS$185,504,000), net of deferred financing costs of $426,000 (AUS$694,000), and availability, including cash at the bank, totaled $21,502,000 (AUS$35,006,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.614241 U.S. dollar and one New Zealand dollar to 0.597524 U.S. dollar at March 31, 2020.

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

Convertible Note

At any time prior to maturity, Bison Capital may have converted unpaid principal and interest under the Convertible Note into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Note. If GFN common stock trades above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeds $600,000 over the last 20 consecutive days of the same 30-day period, GFN may force Bison Capital to convert all or a portion of the Convertible Note. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Note into 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Note included a provision which required GFNAPH to pay Bison Capital, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Note, a minimum return of 1.75 times the original principal amount. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion, this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and separately accounted for on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At March 31, 2020, the fair value of this bifurcated derivative was $26,147,000. In the event that Bison Capital or holders of the Convertible Note receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Note, then 50% of the interest actually paid to Bison Capital (such amount, the “Price Increase”) shall be repaid by Bison Capital or holders of the Convertible Note by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the Convertible Note holder in the sale of such shares. The Convertible Note holders may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase.

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

North America Senior Credit Facility

At March 31, 2020, the North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) had a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full through borrowings from the Wells Fargo Credit Facility and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate. The FILO Term Loan that was within the Wells Fargo Credit Facility bore interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%.

The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined.

At March 31, 2020, borrowings and availability under the Wells Fargo Credit Facility totaled $179,442,000 and $97,190,000, respectively.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($76,184,000 and $76,618,000, net of unamortized debt issuance costs of $1,206,000 and $772,000, at June 30, 2019 and March 31, 2020, respectively).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes. The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% (102.031% at March 31, 2020) of the principal amount of the Senior Notes (and which declines each year on July 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At March 31, 2020, equipment financing and other debt totaled $8,293,000.

The Company was in compliance with the financial covenants under all its credit facilities as of March 31, 2020.

The weighted-average interest rate in the Asia-Pacific area was 13.7% and 10.7% during the quarter ended March 31, 2019 and FY 2019, respectively, and 6.2% and 7.3% during the quarter ended March 31, 2020 and FY 2020, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 6.2% and 6.7% during the quarter ended March 31, 2019 and FY 2019, respectively, and 5.4% and 5.8% during the quarter ended March 31, 2020 and FY 2020, respectively; which does not include the effect of the amortization of deferred financing costs and accretion.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

instruments measured at fair value and their classification in the consolidated balances sheets and statements of operations are as follows (in thousands):

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2019			March 31, 2020

Swap Contracts	Trade payables and accrued liabilities	$		2,233	$		2,598

Forward-Exchange Contracts	Trade and other receivables		2			287

	Trade payables and accrued liabilities		18			—

Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note		19,782			26,147

		Quarter Ended March 31,			Nine Months Ended March 31,
Type of Derivative Contract	Statement of Operations Classification	2019		2020	2019		2020

Swap Contracts	Unrealized gain (loss) included in “Interest expense”		$—	$—		$—	$—

Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) included in “Foreign exchange and other”		(152)	587		(279)	331

Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note		(1,131)	(11,259)		(22,829)	(6,365)

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2019 and March 31, 2020, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	March 31,

	2019	2020

Notional amounts	$70,287	$61,424
Fixed/Strike Rates	7.42%	7.17%
Floating Rates	6.70%	5.62%
Fair Value of Combined Contracts	$(2,233)	$(2,598)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2019, there were 21 open forward exchange contracts that mature between July 2019 and October 2019; and, as of March 31, 2020, there were 15 open forward exchange contracts that mature between April 2020 and September 2020, as follows (dollars in thousands):

	June 30,	March 31,

	2019	2020

Notional amounts	$9,305	$5,272
Exchange/Strike Rates (AUD to USD)	0.67313 – 0.72039	0.56516 – 0.69982
Fair Value of Combined Contracts	$(16)	$287

For the quarter ended March 31, 2019 and 2020, net unrealized and realized foreign exchange gains (losses) totaled $6,602,000 and $(6,454,000) and $(2,627,000) and $(59,000), respectively. In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $5,334,000 and $(10,141,000), and $(2,632,000) and $(104,000), respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2019 and March 31, 2020 was determined to be approximately $402,245,000 (carrying value of $406,499,000, gross of deferred financing costs of $2,314,000) and $350,504,000 (carrying value of $371,202,000, gross of deferred financing costs of $1,198,000), respectively. The Company believes that the fair value of its other debt of $6,956,000 and $8,293,000 at June 30, 2019 and March 31, 2020 approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $29,000 and $84,000 during the quarter ended March 31, 2019 and FY 2019, respectively; and $28,000 and $83,000 during the quarter ended March 31, 2020 and FY 2020, respectively.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $38,000 and $138,000 during the quarter ended March 31, 2019 and FY 2019, respectively; and $40,000 and $116,000 during the quarter ended March 31, 2020 and FY 2020, respectively. FY 2019 includes an estimated property tax catch-up of $29,000 paid directly to the landlord.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At March 31, 2020, 620,913 shares remained available for grant.

On February 11, 2020 (the “February 2020 Grant”), the Company granted 1,723 time-based and 1,722 performance-based options to a key employee of Royal Wolf to purchase a total of 3,445 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $9.49 per share. The options under the February 2020 Grant vest over 31 - 36 months from the date of grant, with the vesting of the performance-based options subject to the attainment of the targets. The fair value of the stock options in the February 2020 Grant was $4.49, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.515%, an expected life of 7.5 years, an expected volatility of 42.68% and no expected dividend.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At March 31, 2020, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2020 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Outstanding at June 30, 2019	1,676,196	$4.39
Granted	3,445	9.49
Exercised	(51,000)	1.96
Forfeited or expired	(600)	1.28

Outstanding at March 31, 2020	1,628,041	$4.48	4.4

Vested and expected to vest at March 31, 2020	1,628,041	$4.48	4.4

Exercisable at March 31, 2020	1,520,337	$4.33	4.1

At March 31, 2020, outstanding time-based options and performance-based options totaled 1,058,095 and 569,946, respectively. Also at that date, the Company’s market price for its common stock was $6.24 per share, which was above the exercise prices of approximately 77% of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $3,096,000. Share-based compensation of $9,389,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2020. At that date, there remains $242,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of less than one year.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU

	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2019	329,417	$8.28	139,187	$7.62
Granted	44,985	10.26	29,131	9.49
Vested	(61,031)	8.80	(59,390)	7.52
Forfeited	(1,000)	10.34	—	—

Nonvested at March 31, 2020	312,371	$8.45	108,928	$8.18

Share-based compensation of $5,632,000 and $1,294,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2020. At that date, there remains $1,770,000 for the restricted stock and $516,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.95 years for the restricted stock and less than a year to 2.5 years for the RSU.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9. Commitments and Contingencies

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2019 and March 31, 2020, reported liability totaled $1,335,000 and $1,188,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2019	2020
Cash flows from operating activities
Net income (loss)	$(12,702)	$7,767
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(76)	(220)
Gain on sales of lease fleet	(6,219)	(7,029)
Gains on bargain purchases of businesses	(1,767)	—
Unrealized foreign exchange loss (gain)	(5,334)	2,632
Non-cash realized foreign exchange loss on forced conversion of Convertible Note	3,554	—
Unrealized loss (gain) on forward exchange contracts	279	(331)
Change in valuation of bifurcated derivatives in Convertible Note	22,829	6,365
Depreciation and amortization	32,256	26,930
Amortization of deferred financing costs	2,446	1,388
Accretion of interest	(529)	—
Interest deferred on Senior Term Note	4,798	—
Share-based compensation expense	1,996	2,015
Deferred income taxes	4,233	8,211
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(4,858)	7,265
Inventories	(12,456)	1,854
Prepaid expenses and other	(3,404)	(1,283)
Trade payables, accrued liabilities and unearned revenues	3,225	(2,682)
Income taxes	(291)	238

Net cash provided by operating activities	$27,980	$53,120

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

	Quarter Ended March 31, 2020

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$15,155	$-	$15,155	$3,505	$(981)	$17,679	$14,547	$32,226

Leasing	33,897	8,097	41,994	—	(103)	41,891	15,853	57,744

	$49,052	$8,097	$57,149	$3,505	$(1,084)	$59,570	$30,400	$89,970

Share-based compensation	$97	$11	$108	$9	$334	$451	$196	$647

Depreciation and amortization	$4,104	$1,556	$5,660	$99	$(179)	$5,580	$3,132	$8,712

Operating income	$9,316	$1,629	$10,945	$385	$(1,474)	$9,856	$4,417	$14,273

Interest income	$-	$-	$-	$-	$-	$-	$153	$153

Interest expense	$2,056	$61	$2,117	$23	$1,716	$3,856	$2,125	$5,981

	Nine Months Ended March 31, 2020

	North America

	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$48,649	$35	$48,684	$10,079	$(3,799)	$54,964	$39,550	$94,514

Leasing	106,948	23,106	130,054	—	(524)	129,530	47,932	177,462

	$155,597	$23,141	$178,738	$10,079	$(4,323)	$184,494	$87,482	$271,976

Share-based compensation	$308	$35	$343	$27	$1,083	$1,453	$562	$2,015

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation and amortization	$12,203	$4,826	$17,029	$297	$(537)	$16,789	$10,141	$26,930

Operating income	$34,506	$4,170	$38,676	$358	$(4,578)	$34,456	$11,766	$46,222

Interest income	$-	$-	$-	$-	$2	$2	$517	$519

Interest expense	$7,113	$266	$7,379	$89	$5,150	$12,618	$7,617	$20,235

Additions to long-lived assets	$38,728	$892	$39,620	$41	$(388)	$39,273	$11,412	$50,685

	At March 31, 2020

Long-lived assets	$321,036	$41,736	$362,772	$1,452	$(9,462)	$354,762	$119,465	$474,227

Operating lease assets	$26,731	$2,514	$29,245	$275	$291	$29,811	$33,948	$63,759

Goodwill	$65,078	$20,782	$85,860	$—	$—	$85,860	$22,732	$108,592

	At June 30, 2019

Long-lived assets	$301,233	$44,694	$345,927	$1,707	$(9,606)	$338,028	$141,689	$479,717

Goodwill	$64,517	$20,782	$85,299	$—	$—	$85,299	$26,024	$111,323

	Quarter Ended March 31, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$14,386	$-	$14,386	$2,736	$(1,304)	$15,818	$10,818	$26,636

Leasing	31,808	11,414	43,222	—	(424)	42,798	16,775	59,573

	$46,194	$11,414	$57,608	$2,736	$(1,728)	$58,616	$27,593	$86,209

Share-based compensation	$86	$9	$95	$7	$393	$495	$160	$655

Depreciation and amortization	$3,950	$2,403	$6,353	$101	$(189)	$6,265	$4,733	$10,998

Operating income	$8,154	$2,708	$10,862	$(91)	$(1,484)	$9,287	$3,124	$12,411

Interest income	$-	$-	$-	$-	$3	$3	$24	$27

Interest expense	$2,680	$250	$2,930	$53	$1,716	$4,699	$5,508	$10,207

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended March 31, 2019

	North America

	Leasing

	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated

Revenues:

Sales	$53,949	$-	$53,949	$10,670	$(2,729)	$61,890	$38,704	$100,594

Leasing	96,463	37,330	133,793	-	(1,515)	132,278	49,122	181,400

	$150,412	$37,330	$187,742	$10,670	$(4,244)	$194,168	$87,826	$281,994

Share-based compensation	$234	$23	$257	$19	$1,176	$1,452	$544	$1,996

Depreciation and amortization	$11,455	$7,153	$18,608	$304	$(562)	$18,350	$13,906	$32,256

Operating income	$28,962	$11,730	$40,692	$518	$(4,116)	$37,094	$8,977	$46,071

Interest income	$—	$—	$—	$—	$5	$5	$103	$108

Interest expense	$8,511	$939	$9,450	$212	$5,126	$14,788	$12,912	$27,700

Additions to long-lived assets	$39,112	$1,771	$40,883	$20	$(162)	$40,741	$18,795	$59,536

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $1,304,000 and $2,729,000 during the quarter ended March 31, 2019 and FY 2019, respectively; and $981,000 and $3,799,000 during the quarter ended March 31, 2020 and FY 2020, respectively. Intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $391,000 and $1,416,000 during the quarter ended March 31, 2019 and FY 2019, respectively; and $70,000 and $425,000 during the quarter ended March 31, 2020 and FY 2020, respectively.

Note 12. Subsequent Events

On April 10, 2020, the Company announced that its Board of Directors declared a cash dividend of $2.25 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2020 through April 29, 2020, and is payable on April 30, 2020 to holders of record as of April 29, 2020.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of March 31, 2020, our two geographic leasing operations primarily lease and sell their products through 24 customer service centers (“CSCs”) in Australia, 15 CSCs in New Zealand, 63 branch locations in the United States and three branch locations in Canada. At that date, we had 277 and 742 employees and 46,219 and 56,071 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Recent Developments

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and has since spread to a number of other countries, including the United States, Canada, Australia and New Zealand. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Through the nine months ended March 31, 2020, the COVID-19 pandemic did not have a significant impact on our business. However, efforts to contain the spread of COVID-19 have intensified. Many countries, including the United States, Canada, Australia and New Zealand, have declared states of emergency or, at the very least, implemented restrictions, including banning international travel, restricting social gatherings, temporarily closing businesses not considered essential and issuing varying quarantine orders in response to the COVID-19 pandemic. The existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments and private sectors around the world in response to the COVID-19 pandemic have impeded a great number of businesses (including ours, our customers and our vendors) to conduct normal business operations. We believe that our business is essential, which allows us to continue to serve customers that remain operational. However, if we are required to close a certain number of our locations or a number of our employees cannot work because of illness or otherwise, our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. The situation will likely become more critical if prolonged. While we are closely monitoring the situation, including implementing restrictions on investing and spending, and laying the groundwork for other cost-cutting measures, the impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our results of operations, liquidity and financial condition will ultimately be impacted, nor to reasonably assess the various measures that we may have to put in place to mitigate the effect.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which provides relief, particularly to small businesses, and, among other things, includes modifications to the limitation on business interest expense and net operating loss provisions. Based on our preliminary review of available information, the CARES Act is not expected to have a material impact on our consolidated operating results or consolidated financial position.

Results of Operations

Quarter Ended March 31, 2020 (“QE FY 2020”) Compared to Quarter Ended March 31, 2019 (“QE FY 2019”)

Revenues. Revenues increased by $3.8 million, or 4%, to $90.0 million in QE FY 2020 from $86.2 million in QE FY 2019. This consisted of an increase of $2.8 million, or 10%, in revenues in the Asia-Pacific area, a slight decrease of $0.1 million in revenues in our North American leasing and an increase of $1.1 million, or 79%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in QE FY 2020 versus QE FY 2019 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during QE FY 2020 was $0.6588 U.S. dollar compared to $0.7126 U.S. dollar during QE FY 2019. In Australian dollars, total revenues in the Asia-Pacific area increased by 19% in QE FY 2020 from QE FY 2019.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $3.2 million, or 7%, in QE FY 2020 from QE FY 2019; primarily in the construction, commercial, industrial and mining sectors, which increased by an aggregate $2.4 million between the periods. At Lone Star, revenues decreased by $3.3 million, or 29%, from $11.4 million in QE FY 2019 to $8.1 million in QE FY 2020. In local Australian dollars, revenue between the periods increased by AUS$7.2 million, primarily in the transportation, utilities and government sectors, which aggregated an AUS$9.2 million increase; offset somewhat by a decrease in the education sector of AUS$2.0 million.

Sales and leasing revenues represented 34% and 66% of total non-manufacturing revenues, respectively, in QE FY 2020, as compared to 30% and 70% of total non-manufacturing revenues, respectively, in QE FY 2019.

Non-manufacturing sales during QE FY 2020 amounted to $29.7 million, compared to $25.2 million during QE FY 2019; representing an increase of $4.5 million, or 18%. This consisted of an increase of $3.7 million, or 34%, in the Asia-Pacific area and an increase of $0.8 million, or approximately 6%, in our North American leasing operations. The increase in the Asia-Pacific area was comprised of an increase of $3.9 million ($2.5 million increase due higher average prices, $1.8 million increase due to higher unit sales and a $0.4 million decrease due to foreign exchange movements) in the national accounts group, offset somewhat by a decrease of $0.2 million ($1.0 million increase due to higher unit sales, $0.5 million decrease due to lower average prices and a $0.7 million decrease due to foreign exchange movements) in the CSC operations. The translation of sales in the Asia-Pacific area was adversely impacted by the weaker Australian dollar when comparing QE FY 2020 to QE FY 2019. In Australian dollars, total sales in the Asia-Pacific area increased by 44% in QE FY 2020 from QE FY 2019, primarily in the transportation and utilities sectors, which increased by an aggregate AUS$8.9 million between the periods; and was offset somewhat by decreases totaling AUS$1.9 million in the education and consumer sectors. The transportation sector included two large sales in QE FY 2020 totaling AUS$9.2 million. In our North American leasing operations, the sales increase in QE FY 2020 from QE FY 2019 was primarily in the industrial, commercial, mining and education sectors, which increased by an aggregate $1.6 million between the periods; offset somewhat by a decrease of $1.1 million in the construction sector. The increase at Southern Frac in QE FY 2020 from QE FY 2019 was primarily due to manufacturing sales to one customer of specialty trailers totaling $1.1 million.

Leasing revenues totaled $57.8 million in QE FY 2020, a decrease of $1.8 million, or 3%, from $59.6 million in QE FY 2019. This consisted of a decrease of $0.9 million, or 2%, in North America and a decrease of $0.9 million, or 5%, in the Asia-Pacific area. In Australian dollars, in the Asia-Pacific area, leasing revenues actually increased by 2% in QE FY 2020 from QE FY 2019.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 82% and 78%, respectively, during QE FY 2020, as compared to 82% and 80%, respectively, in QE FY 2019. The overall average utilization was 81% in QE FY 2020 and 82% in QE FY 2019; but the average monthly lease rate of containers increased to AUS$169 in QE FY 2020 from AUS$166 in QE FY 2019, caused primarily by higher average lease rates in portable storage and building containers between the periods. However, the composite average monthly number of units on lease was over 800 lower in QE FY 2020, as compared to QE FY 2019. Locally, in Australian dollars, leasing revenue remained constant or increased across a majority of the sectors in QE FY 2020 versus QE FY 2019, particularly in the consumer, government and moving (removals) and storage sectors, which increased between the periods by an aggregate AUS$0.9 million; but this was offset somewhat by a decrease of AUS$0.5 million in the education sector.

In our North American leasing operations, average utilization rates were 69%, 79%, 50%, 81% and 82% and average monthly lease rates were $117, $385, $838, $378 and $893 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2020; as compared to 76%, 83%, 74%, 84% and 84% and average monthly lease rates were $113, $354, $921, $323 and $788 for storage containers, office containers, frac tank containers, mobile offices and modular units in QE FY 2019, respectively. The average composite utilization rate was 71% QE FY 2020 and 79% in QE FY 2019, and the composite average monthly number of units on lease was over 400 lower in QE FY 2020 as compared to QE FY 2019. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in QE FY 2020 was $3.4 million below QE FY 2019, substantially all attributable to Lone Star; but this decrease was significantly offset by increases across the board in all other sectors, particularly construction, which increased by $1.5 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $3.3 million from $18.1 million during QE FY 2019 to $21.4 million during QE FY 2020, but our gross profit percentage from these non-manufacturing sales remained constant at 28% during both periods. Despite this, fluctuations in gross profit percentage between periods would not be unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $2.0 million in QE FY 2020, as compared to $1.2 million in QE FY 2019, resulting in a gross margin of $0.5 million in QE FY 2020 versus a gross margin of $0.2 million in QE FY 2019. In addition, the gross margin percentage in our manufacturing operations improved to 20% in QE FY 2020, as compared to 14% in QE FY 2019, due to the increased production and sales discussed above.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses increased slightly by $0.1 million from $43.6 million during QE FY 2019 to $43.7 million during QE FY 2020. However, as a percentage of revenues, these costs decreased to 49% during QE FY 2020 from 51% in QE FY 2019 due primarily to our infrastructure not proportionately increasing with the higher revenues between the periods.

Depreciation and Amortization. Depreciation and amortization decreased by $2.3 million to $8.6 million in QE FY 2020 from $10.9 million in QE FY 2019. The decrease was in both geographic venues, $0.7 million in North America and $1.6 million in the Asia-Pacific area, impacted by the effect of certain intangible assets becoming fully amortized. The decrease in the Asia-Pacific also included the translation effect of a weaker Australian dollar to the U.S. dollar in QE FY 2020 versus QE FY 2019.

Interest Expense. Interest expense of $6.0 million in QE FY 2020 decreased by $4.2 million from $10.2 million in QE FY 2019. In North America, QE FY 2020 interest expense decreased by $0.8 million from QE FY 2019 due to both lower average borrowings and a lower weighted-average interest rate between the periods. The weighted-average interest rate in QE FY 2020 was 5.4% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) versus 6.2% in QE FY 2019. In the Asia-Pacific area, QE FY 2020 interest expense was $3.4 million lower from QE FY 2019 also due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 6.2% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2020 versus 13.7% in QE FY 2019.

Change in Valuation of Bifurcated Derivatives. QE FY 2020 includes a non-cash charge of $11.3 million for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) versus a charge of $1.1 million in QE FY 2019.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7055 at December 31, 2018, 0.7099 at March 31, 2019, 0.701415 at December 31, 2019 and 0.614241 at March 31, 2020. In QE FY 2019 and QE FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $6,602,000 and $(6,454,000) and $(2,627,000) and $(59,000), respectively. In addition, in QE FY 2019 and QE FY 2020, net unrealized exchange gains (losses) on forward exchange contracts totaled $(152,000) and $587,000, respectively.

Income Taxes. Our income tax provision for QE FY 2020 and QE FY 2019, which derived a very high effective tax rate from the U.S. federal statutory rate of 21%, was primarily as a result of nontaxable or nondeductible items for (i) the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and, in QE FY 2019, (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both QE FY 2020 and QE FY 2019, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net loss attributable to common stockholders was $9.5 million in QE FY 2020, versus $1.3 million in QE FY 2019, an increase loss of $8.2 million. This was primarily due to the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note being $11.3 million in QE FY 2020, versus a charge of $1.1 million in QE FY 2019, as well as an adverse foreign exchange effect between the periods; offset somewhat by lower interest expense and higher operating profit in both geographic venues.

Nine Months Ended March 31, 2020 (“FY 2020”) Compared to Nine Months Ended March 31, 2019 (“FY 2019”)

Revenues. Revenues decreased by $10.0 million, or 4%, to $272.0 million in FY 2020 from $282.0 million in FY 2019. This consisted of a decrease of $8.0 million, or 4%, in revenues in our North American leasing operations, a slight decrease of $0.3 million in revenues in the Asia-Pacific area and a decrease of $1.7 million, or 21%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2020 versus FY 2019 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2020 was $0.6762 U.S. dollar compared to $0.7205 U.S. dollar during FY 2019. In Australian dollars, total revenues in the Asia-Pacific area actually increased by 6% in FY 2020 from FY 2019.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $6.2 million, or 4%, in FY 2020 from FY 2019; primarily in the construction, commercial and retail sectors, which increased by an aggregate $11.3 million between the periods; offset somewhat by decreases totaling $5.4 million in the industrial, education and services sectors. At Lone Star, revenues decreased by $14.2 million, or 38%, from $37.3 million in FY 2019 to $23.1 million in FY 2020. The slight revenue decrease in the Asia-Pacific area occurred primarily because of the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods actually increased by AUS$7.3 million, primarily in the transportation, government and mining sectors, which increased by AUS$14.3 million; offset somewhat by decreases totaling AUS$7.0 million in the construction, consumer, education and moving (removals) and storage sectors.

Sales and leasing revenues represented 33% and 67% of total non-manufacturing revenues, respectively, in FY 2020, compared to 34% and 66% of total non-manufacturing revenues, respectively in FY 2019.

Non-manufacturing sales during FY 2020 amounted to $88.2 million, compared to $92.6 million during FY 2019; representing a decrease of $4.4 million, or 5%. This consisted of a decrease of $5.2 million, or 10%, in our North American leasing operations and an increase of $0.8 million, or 2%, in sales in the Asia-Pacific area. The increase in the Asia-Pacific area was comprised of an increase of $4.5 million in the national accounts group ($2.0 million decrease due to lower unit sales, $7.2 million increase due to higher average prices and a $0.7 million decrease due to foreign exchange movements), offset somewhat by a decrease of $3.7 million ($2.5 million decrease due to lower unit sales, $0.5 million increase due to higher average prices and a $1.7 million decrease due to foreign exchange movements) in the CSC operations. The translation of sales in the Asia-Pacific area was adversely impacted by the weaker Australian dollar when comparing FY 2020 to FY 2019. In Australian dollars, total sales in the Asia-Pacific area increased by 9% in FY 2020 from FY 2019, primarily in the transportation, mining and government sectors, which increased by an aggregate AUS$13.9 million; offset somewhat by a total decrease of AUS$9.4 million in the construction, consumer, defense, education, moving (removals) and storage and utilities sectors. The transportation sector included two large sales in FY 2020 totaling AUS$9.2 million. In our North American leasing operations, the sales decrease in FY 2020 from FY 2019 was across most sectors, but primarily in the industrial, education and services sectors, which decreased by an aggregate $6.8 million between the periods; offset somewhat be a total increase of $1.8 million in the construction and commercial sectors. FY 2019 included four large sales aggregating $7.1 million, one in the industrial sector for $5.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The decrease at Southern Frac was due primarily from reduced sales of liquid containment tanks and chassis, which decreased by an aggregate $3.9 million in FY 2020 from FY 2019; offset somewhat by increases in manufacturing sales to one customer of specialty trailers totaling $1.1 million, plus increased sales between the periods in trash hoppers and other products totaling $1.1 million.

Leasing revenues totaled $177.5 million in FY 2020, a decrease of $3.9 million, or 2%, from $181.4 million in FY 2019. This consisted of a decrease of $2.8 million, or 2%, in North America and a decrease of $1.1 million, or 2%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually increased by 4% percent in the Asia-Pacific area in FY 2020 from FY 2019.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 81% and 73%, respectively, during FY 2020, as compared to 84% and 73%, respectively, in FY 2019. The overall average utilization was 80% in FY 2020 and 82% in FY 2019; but the average monthly lease rate of containers increased to AUS$167 in FY 2020 from AUS$164 in FY 2019, caused primarily by higher average lease rates in portable storage and building containers between the periods. However, the composite average monthly number of units on lease was over 770 lower in FY 2020, as compared to FY 2019. Locally, in Australian dollars, leasing revenue remained constant or increased across a majority of the sectors in FY 2020 versus FY 2019, particularly in the consumer, government, moving (removals) and storage and retail sectors, which increased between the periods by an aggregate AUS$2.4 million.

In our North American leasing operations, average utilization rates were 75%, 80%, 56%, 84% and 82% and average monthly lease rates were $123, $387, $819, $365 and $874 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2020; as compared to 80%, 85%, 79%, 85% and 85% and average monthly lease rates were $120, $358, $983, $315 and $772 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2019, respectively. The average composite utilization rate was 74% FY 2020 and 80% in FY 2019, and the composite average monthly number of units on lease was over 1,900 higher in FY 2020 as compared to FY 2019. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in FY 2020 was approximately $14.1 million below FY 2019, substantially all attributable to Lone Star; but this decrease was substantially offset by an aggregate $10.7 million increase in the construction, commercial, retail and industrial sectors.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $4.9 million from $68.2 million during FY 2019 to $63.3 million during FY 2020, and our gross profit percentage from these non-manufacturing sales increased to 28% in FY 2020 from 26% in FY 2019. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $5.4 million in FY 2020, as compared to $6.6 million in FY 2019, resulting in a gross margin of $0.9 million in FY 2020 versus a gross margin of $1.4 million in FY 2019, resulting in a gross margin percentage of 14% and 16%, respectively. The lower gross margin in FY 2020 from FY 2019 was due to the reduced sales discussed above and less than optimum production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses increased by $1.2 million from $129.2 million during FY 2019 to $130.4 million during FY 2020. As a percentage of revenues, these costs increased to 48% during FY 2020 from 46% in FY 2019 due to our infrastructure not decreasing with the lower revenues. Reduced sales during FY 2019 from FY 2020 and lower leasing revenues, due primarily to the soft oil and gas market in North America, adversely impacted revenues during FY 2020, but did not result in significant actions to reduce our infrastructure. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature. As discussed above in “Recent Developments,” we are closely monitoring the COVID-19 situation, including implementing restrictions on investing and spending, and laying the groundwork for other cost-cutting measures for the remainder of our fiscal year ending June 30, 2020 and the foreseeable future. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Depreciation and Amortization. Depreciation and amortization decreased by $5.4 million to $26.6 million in FY 2020 from $32.0 million in FY 2019. The decrease was in both geographic venues, $1.6 million in North America and $3.8 million in the Asia-Pacific area, which were impacted from the effect of certain intangible assets becoming fully amortized. The decrease in the Asia-Pacific also included the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2020 versus FY 2019.

Interest Expense. Interest expense of $20.2 million in FY 2020 decreased by $7.5 million from $27.7 million in FY 2019. In North America, FY 2020 interest expense decreased by $2.2 million from FY 2019 due to both lower average borrowings and a lower weighted-average interest rate between the periods. The weighted-average interest rate was 5.8% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2020 versus 6.7% in FY 2019. In the Asia-Pacific area, FY 2020 interest expense was $5.3 million lower from FY 2019 also due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 7.3% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2020 versus 10.7% in FY 2019.

Change in Valuation of Bifurcated Derivatives. FY 2020 includes a non-cash charge of $6.4 million for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note (see Note 5 of Notes to Condensed Consolidated Financial Statements) versus a charge of $22.8 million in FY 2019.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7411 at June 30, 2018, 0.7099 at March 31, 2019, 0.7029 at June 30, 2019 and 0.614241 at March 31, 2020. In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $5,334,000 and $(10,141,000) and $(2,632,000) and $(104,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to the Bison Capital Convertible Note prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements). In addition, in FY 2019 and FY 2020, net unrealized exchange gains on forward exchange contracts totaled $(279,000) and $331,000, respectively.

Income Taxes. Our income tax provision for FY 2020 and FY 2019, which derived a very high effective tax rate from the U.S. federal statutory rate of 21%, was primarily as a result of nontaxable or nondeductible items for (i) the change in the valuation of the bifurcated derivatives in the Bison Capital Convertible Note and, in FY 2019, (ii) the non-cash realized foreign exchange loss prior its conversion to equity. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2020 and FY 2019, we paid dividends of $2.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders was $5.0 million in FY 2020 versus a net loss of $15.5 million in FY 2019, a significant improvement of $25.0 million. This was primarily due to the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note being $6.4 million versus a charge of $22.8 million in FY 2019, as well as lower interest expense and higher operating profit in the Asia-Pacific area; offset somewhat by the lower operating profit in North America.

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

	Quarter Ended March 31,		Nine Months Ended March 31,

	2019	2020	2019	2020

Net income (loss)	$(332)	$(8,625)	$(12,702)	$7,767
Add (deduct) —
Provision for income taxes	1,429	3,715	5,056	9,969
Change in valuation of bifurcated derivatives in Convertible Note	1,131	11,259	22,829	6,365
Foreign currency exchange and other loss	3	2,096	3,296	2,405
Interest expense	10,207	5,981	27,700	20,235
Interest income	(27)	(153)	(108)	(519)
Depreciation and amortization	10,998	8,712	32,256	26 ,930
Share-based compensation expense	655	647	1,996	2,015
Refinancing costs not capitalized	58	—	506	—

Adjusted EBITDA	$24,122	$23,632	$80,829	$75,167

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $26,412,000 (AUS$43,000,000) Facility A that will amortize semi-annually; a $71,559,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $12,285,000 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $23,034,000 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

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

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming our publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

Borrowings under the Wells Fargo Credit Facility accrue interest, at the our option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, plus 1.0% and a range of 2.50% to 3.00%. The FILO Term Loan bore interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate.

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

As of March 31, 2020, our required principal and other obligations payments for the twelve months ending March 31, 2021 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,

	2021	2022	2023	2024

Deutsche Bank Credit Facility	$4,977	$4,977	$4,977	$99,439
Wells Fargo Credit Facility (a)	—	179,442	—	—
Senior Notes	—	77,390	—	—
Other	2,919	1,578	1,857	1,303

	$7,896	$263,387	$6,834	$100,742

(a)	Matures March 24, 2022, assuming the Senior Notes are refinanced.

Reference is made to “Recent Developments” above for a discussion on the COVID-19 pandemic and Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our equity transactions and senior and other debt, respectively, and Note 12 for a discussion of subsequent events.

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,

	2019	2020

Net cash provided by operating activities	$27,980	$53,120

Net cash used in investing activities	$(55,839)	$(30,076)

Net cash provided (used in) by financing activities	$13,950	$(20,580)

Cash Flow for FY 2020 Compared to FY 2019

Operating activities. Our operations provided cash of $53.1 million during FY 2020 versus $28.0 million during FY 2019, an increase of $25.1 million between the periods. Net income in FY 2020 of $7.8 million was a significant improvement of $20.5 million from the net loss in FY 2019 of $12.7 million and our management of operating assets and liabilities in FY 2020, when compared to FY 2019, further increased cash by $23.2 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In addition, the non-cash gains on the bargain purchases of two businesses we acquired in FY 2019 improved our cash between the periods by $1.8 million as we did not make any such acquisitions in FY 2020. In addition, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased operating cash flow by approximately $7.4 million between the periods, from a net cash decrease of $5.1 million in FY 2019 to a net cash increase of $2.3 million in FY 2020. However, cash from operating activities between the periods decreased by a total of $20.0 million as a result of non-cash adjustments relating to the change in the valuation of the stand-alone bifurcated derivatives in the Bison Capital Convertible Note, which increased cash by $22.8 million in FY 2019 versus increasing cash by only $6.4 million in FY 2020, a decrease between the periods of $16.4 million; and the non-cash addback of the realized foreign exchange loss prior to its conversion to equity (see Note 5 of Notes to Condensed Consolidated Financial Statements), which increased cash in FY 2019 by $3.6 million. In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, decreased cash between the periods by $5.9 million, from an aggregate $34.2 million increase in FY 2019 to a $28.3 million increase in FY 2020. Deferred income taxes increased cash flows in FY 2020 by $8.2 million, versus $4.2 million in FY 2019, an increase between the periods of $4.0 million. During FY 2020 and FY 2019, the net gain on the sales of lease fleet reduced operating cash flows by $7.0 million and $6.2 million, respectively; and, in both periods, non-cash share-based compensation increased operating cash flows by approximately $2.0 million.

Investing Activities. Cash used in investing activities was $30.1 million during FY 2020, as compared to $55.8 million used during FY 2019, resulting in a net decrease in cash used between the periods of $25.7 million. We made one acquisition in North America in FY 2020 for $2.2 million, whereas in FY 2019 we made five business acquisitions, four in North America and one in the Asia-Pacific area, for $17.1 million (see Note 4 of Notes to Condensed Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $7.0 million in FY 2020 and $5.9 million in FY 2019, an increase of $1.1 million, primarily in our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $21.1 million in FY 2020, as compared to $33.0 million in FY 2019, a decrease of $11.9 million. In FY 2020, net capital expenditures of lease fleet were approximately $20.7 million in North America, as compared to $24.2 million in FY 2019, a decrease of $3.5 million; and net capital expenditures of lease fleet in the Asia Pacific totaled $0.4 million in FY 2020, versus a net investment of $8.8 million in FY 2019, a decrease of $8.4 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Cash used in financing activities was $20.6 million during FY 2020, as compared to $14.0 million of cash provided during FY 2019, a decrease to cash between the periods of $34.6 million. In FY 2020, we repaid a net $17.8 million on our senior and other debt versus borrowing a net $79.6 million in FY 2019. These financing activities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends and manage our operating assets and liabilities. In addition, in FY 2019, $63.3 million was borrowed under the Deutsche Bank Credit Facility to repay the Senior Term Note (see Note 5 of Notes to Condensed Consolidated Financial Statements). Deferred financing costs, totaled $0.4 million in FY 2019, which primarily related to the Senior Notes consent solicitation and an amendment to Wells Fargo Credit Facility, as compared to $0.1 million in FY 2020, which related to another amendment to Wells Fargo Credit Facility. Cash of $2.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock. In FY 2020 and FY 2019, we received proceeds of $0.9 million and $0.1 million, respectively, from issuances of common stock on the exercises of stock options.

Asset Management

Receivables and inventories were $47.0 million and $25.5 million at March 31, 2020 and $56.2 million and $29.1 million at June 30, 2019, respectively. At March 31, 2020, DSO in trade receivables were 33 days and 45 days in the Asia-Pacific area and our North American leasing operations, as compared to 34 days and 46 days at June 30, 2019, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. As further discussed above in “Recent Developments,” if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner, including the increase of DSO in trade receivables.

The net book value of our total lease fleet was $449.7 million at March 31, 2020, as compared to $456.8 million at June 30, 2019. At March 31, 2020, we had 102,290 units (24,602 units in retail operations in Australia, 9,335 units in national account group operations in Australia, 12,282 units in New Zealand, which are considered retail; and 56,071 units in North America) in our lease fleet, as compared to 99,743 units (25,355 units in retail operations in Australia, 9,254 units in national account group operations in Australia, 12,574 units in New Zealand, which are considered retail; and 52,560 units in North America) at June 30, 2019. At those dates, 75,745 units (19,830 units in retail operations in Australia, 6,605 units in national account group operations in Australia, 10,682 units in New Zealand, which are considered retail; and 38,628 units in North America); and 77,214 units (20,376 units in retail operations in Australia, 5,931 units in national account group operations in Australia, 10,196 units in New Zealand, which are considered retail; and 40,711 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 38,686 storage and freight containers and 7,533 portable building containers at March 31, 2020; and 39,616 storage and freight containers and 7,567 portable building containers at June 30, 2019. At those dates, units on lease were comprised of 31,953 storage and freight containers and 5,164 portable building containers; and 31,610 storage and freight containers and 4,893 portable building containers, respectively.

In North America, the lease fleet was comprised of 40,180 storage containers, 6,168 office containers (GLOs), 4,209 portable liquid storage tank containers, 4,339 mobile offices and 1,175 modular units at March 31, 2020; and 37,304 storage containers, 5,426 office containers (GLOs), 4,215 portable liquid storage tank containers, 4,436 mobile offices and 1,179 modular units at June 30, 2019. At those dates, units on lease were comprised of 27,198 storage containers, 4,993 office containers, 1,928 portable liquid storage tank containers, 3,544 mobile offices and 965 modular units; and 28,561 storage containers, 4,437 office containers, 2,793 portable liquid storage tank containers, 3,931 mobile offices and 989 modular units, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2019, as filed with the SEC on September 12, 2019 (“Annual Report”) and other subsequent filings with the SEC, including the following:

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19., and the recent disruption in the global oil markets and resulting substantial price decline.

Our business, consolidated results of operations and financial condition would be adversely affected if a global public health pandemic, including COVID-19, interferes with the ability of our employees, vendors, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. A global public health pandemic, including COVID-19, poses the risk that we or our employees, vendors, customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities, restrictions on travel to or from locations where we provide service, or restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located. The extent to which the COVID-19 pandemic will impact our business remains uncertain, however, there could be a material adverse impact on our financial condition or results of operations.

Our business, results of operations and financial condition may be adversely affected by the recent disruption in the global oil markets and resulting substantial price decline.

As a result of the decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries, there has been a substantial decline in oil and gas prices. A significant portion of our leasing revenues in North America are derived from customers in the oil and gas industry, particularly those doing business in the Permian and Eagle Ford basins in Texas, who are typically adversely affected when this industry is in a downward economic cycle. The substantial decline in oil and gas prices could result in the reduction of drilling activity, project modifications, delays or cancellations, general business disruptions and delays in payment of, or nonpayment of, amounts that are owed to us. The extent to which the decline in oil and gas prices will impact our business remains uncertain, however, there could be a material adverse impact on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Amendment No. 9 to Amended and Restated Credit Agreement dated as of February 14, 2020 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, B.M. (“BHI”), Associated Bank (“Associated”), Bank of the West (“BOTW” and collectively with Wells Fargo, East West, CIT, CIBC, Key Bank, BHI and Associated, the “Lenders”), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated February 14, 2020 by PV Acquisition Corp. and GFN Manufacturing Corporation Limited (incorporated by reference to Registrant’s Form 8-K/A filed February 19, 2020)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

101	The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2020	GENERAL FINANCE CORPORATION

By: /s/ Jody E. Miller Jody E. Miller Chief Executive Officer

By: /s/ Charles E. Barrantes Charles E. Barrantes Chief Financial Officer