Form 10-K
period 2020-06-30
General Finance CORP
filed 2020-09-10
CIK 1342287

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-32845

(Exact name of registrant as specified in its charter)

Delaware	32-0163571
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

39 East Union Street Pasadena, California 91103	(626) 584-9722
(Address of Principal Executive Offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols(s)	Name of Each Exchange On Which Registered

Common Stock, $0.0001 par value	GFN	NASDAQ Global Market

9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (Liquidation Preference $100 per share)	GFNCP	NASDAQ Global Market

8.125% Senior Notes due 2021	GFNSL	NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on December 31, 2019 was approximately $165,555,000 based on a closing price of $11.07 for the Common Stock on such date. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

There were 30,166,938 shares of the Registrant’s Common Stock outstanding as of September 3, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. In addition, certain exhibits are incorporated into Part IV, Item 15. of this Annual Report on Form 10-K by reference to other reports and registration statements of the Registrant, which have been filed with the Securities and Exchange Commission.

GENERAL FINANCE CORPORATION

2020 ANNUAL REPORT ON FORM 10-K

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

Overview

Founded in 2005, we are a leading specialty rental services company offering portable storage, modular space and liquid containment solutions, with a diverse and expanding lease fleet of 100,645 units as of June 30, 2020. Our primary 105 branch locations across North America and the Asia-Pacific area offer a wide range of portable storage units, including our core 20-feet and 40-feet steel containers, office container, mobile office and modular space products and steel tanks that provide our customers a flexible, cost-effective and convenient way to meet their temporary storage and space needs. Our units are easily customized to satisfy our customers’ specific application needs and include numerous value-added components. We provide our storage solutions to a diverse base of approximately 50,000 customers across a broad range of industries, including the commercial, construction, transportation, industrial, energy, manufacturing, mining, retail, consumer, education and government sectors. Our customers utilize our storage and space units for a wide variety of applications, including the temporary storage of materials, supplies, equipment, retail merchandise inventories, documents and liquid storage and for office use.

We focus on leasing rather than selling our units. Approximately 65% of our total non-manufacturing revenues for the year ended June 30, 2020 (“FY 2020”) were derived from leasing activities. We believe our business model is compelling because it is driven by lease fleet assets that:

•	generate a recurring revenue stream with average lease durations of over 9—16 months;

•	possess long useful lives of 20 to 30 years with high residual values;

•	return the original equipment cost through revenue within four years on average;

•	operate at high lease fleet utilization levels, historically between 70% and 85%;

•	require low maintenance expenditures; and

•	earn attractive margins.

Our lease fleet is comprised of three distinct specialty rental equipment categories that possess attractive asset characteristics and serve our customers’ on-site temporary needs and applications. These categories match the sectors we serve and which we collectively refer to as the “portable services industry” —portable (or mobile) storage, modular space and liquid containment.

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

Summary Organization Chart (1) (2)

(1)	Summary organization chart is illustrative and does not reflect our legal operating structure.
(2)	Reflects consolidated revenues for FY 2020.

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

The Modular Building Institute, in its 2020 Relocatable Buildings Annual Data Report, stated that the North American modular space (or relocatable) sector, as reported by its members only, generated approximately $2.5 billion in annual revenues and management believes that the total sector to be approximately $4.0 billion. The sector has evolved in recent years as the number of applications for modular space has expanded and recognition of the product’s positive attributes has grown. By outsourcing their space needs, customers are able to achieve flexibility, preserve capital for core operations, and convert fixed costs into variable costs. The IBIS World Industry Report published in November 2019 estimated that the portable container buildings market in Australia generated revenue of AUS$2.1 billion ($1.4 billion), of which approximately AUS$1.3 billion ($0.9 billion) related to the markets in which we offer a competing product. We believe that we are well positioned to benefit from any growth in the North American and Asia-Pacific modular space markets.

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

Liquid Containment

Portable liquid storage tank containers are used in environmental and industrial applications to temporarily store hazardous and nonhazardous liquids and semi-solids. The tanks are used by customers across a wide variety of end markets, including chemical, refinery and industrial plant maintenance, environmental remediation, infrastructure building construction, marine services, oil and gas exploration and field services, pipeline construction and maintenance, tank terminal services, wastewater treatment and waste management and landfill services. Liquid containment end market demand is recurring and is driven by the non-discretionary nature of required customer maintenance cycles, an increasing enforcement of existing environmental regulations, a growing outsourcing of liquid containment solutions and an increasing level of vendor consolidation. We are not aware of any published third-part analysis of the industry, but believe that the rental industry in the U.S. for liquid containment equipment is fragmented. As a result of the decline in oil and gas prices during the latter part of our year ended June 30, 2015, the size of the liquid containment sector has contracted. However, oil and gas drilling and production activity, particularly in the Permian Basin of Texas, increased in the year ended June 30, 2018 (“FY 2018”), stabilized in the year ended June 30, 2019 (“FY 2019”) and decreased in the latter part of FY 2020 primarily due to the decrease in demand caused by the COVID-19 pandemic and political tensions between several large oil-producing countries. We believe that we can leverage our branch network, existing relationships and operating philosophies to successfully compete in this sector. Our research indicates that many of the companies that used containment solutions also used portable storage and mobile office products.

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

Superior Service Focus

Our operating infrastructure in each of our markets is designed to ensure that we consistently meet or exceed customer expectations. Our scalable management information systems and administrative support services enhance our customer service capabilities by enabling our operating management teams to access real time information on product availability, customer reservations, customer usage history and rates on a national, regional and local level. We believe these capabilities enable us to provide superior customer service, allowing us to attract new and retain existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on net promoter scores (“NPS”) in North America at Pac-Van, which track customer willingness to recommend our products and services, and for FY 2020 our customers gave us an NPS of 85. In the Asia Pacific at Royal Wolf our customers there gave us an NPS of 74 in FY 2020. In addition, approximately 90% of our consolidated total leasing revenues in FY 2020 were derived from repeat customers, which we believe is a result of our superior customer service.

Extensive Reach and Capabilities

Through our expansive primary branch network of 105 locations, we maintain national service capabilities in our markets. In North America, our branches serve 52 of the top 100 U.S. Metropolitan Statistical Areas, or MSAs. With our presence in Alberta and British Columbia, we are also able to serve the western provinces in Canada. Our Lone Star branches are strategically positioned to be able to respond quickly and maximize service opportunities with customers in the Permian Basin and Eagle Ford Shale. We also have branch offices located in every state in Australia and on both the North and South Islands of New Zealand. We are the only portable storage container company in these Asia-Pacific markets with a national infrastructure and workforce.

Geographic, Product and End Market Diversification

Our specialty rental units are used in a wide variety of applications, and we have established strong relationships with a diversified customer base in both our North American and Asia-Pacific venues. Our customers range from large companies with a national presence to small local businesses. On a consolidated basis, during FY 2020 we served approximately 50,000 customers across a broad range of industries. In FY 2020, our largest customer in each venue accounted for less than 6% of the respective venue’s revenues and our 20 largest customers in each venue accounted for less than 26% of the respective venue’s revenues. We believe that the breadth of our products and services limits the impact of changes within any given customer or industry.

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

Experienced Management Team

We believe our management team’s experience and long tenure with our company and within the industry give us a strong competitive advantage. Our current senior executive management team led by Jody Miller, Chief Executive Officer and President, has over the years successfully entered new markets, expanded the customer base and integrated a number of meaningful acquisitions. Jody became our Chief Executive Officer in January 2018, our President in January 2017 and has been Chief Executive Officer of GFNNA Leasing since June 2015. He has spent over 25 years in the equipment rental industry. Jody took over as Chief Executive Officer from Ronald F. Valenta, who is one of our founders. Ron is our Executive Chairman of the Board.

Neil Littlewood, who became Chief Executive Officer of Royal Wolf in July 2016, has over 19 years of senior experience in the rental/hire industry and Pac-Van’s Chief Executive Officer and President, Theodore M. Mourouzis, joined Pac-Van in 1997 and has been integral to our successful growth in North America.

Lone Star’s management team has extensive experience in the oil and gas industry and emphasizes service and safety training and monitoring for all employees.

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

Business Strategy

Our business strategy consists of the following:

Focus on High Margin Core Leasing Business

We focus on growing our core leasing business because it provides recurring revenues from specialty rental assets that (1) have long useful lives of over 20 years; (2) generate rapid payback of unit investment through revenue in less than four years on average; and (3) have high residual values of up to 70% of original equipment cost. We have successfully increased leasing revenues as a percentage of our consolidated non-manufacturing revenues from 29% in fiscal year 2007 to 65% for FY 2020. We believe that we can continue to generate substantial demand for our leasing products as the industry is still relatively underdeveloped in our markets. With new uses for our products continually emerging, we believe many more applications for our specialty rental solutions are still yet to be developed.

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

Leverage Our Infrastructure

Our branch network infrastructure covers a broad geographic area and is capable of serving significant additional customer volume while incurring a minimal amount of incremental fixed costs. With our established branch network and infrastructure we generate significant adjusted earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“Adjusted EBITDA”) margins on incremental units deployed. Our objective is to add volume by organically growing the lease fleet across our locations and through strategic acquisitions. Asset purchases of “tuck-in” competitors and adding new units to our fleet allow us to more effectively leverage our infrastructure. Between June 30, 2007 and June 30, 2020, our lease fleet grew from approximately 16,000 units to over 100,600 units, representing an over 15% compound annual growth rate, and our Adjusted EBITDA margin expanded from 17% in the fiscal year ended June 30, 2008 to over 27% in FY 2020.

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

Pursue Select Strategic Acquisitions

Acquisitions represent an attractive means for us to further leverage our infrastructure, add complementary product lines, enter new geographic regions and accelerate our growth and margin expansion opportunities. We operate in fragmented industries, and we seek to identify acquisition candidates that we believe would be earnings accretive. We have a proven integration model that we have effectively used to integrate 58 acquisitions since June 30, 2005.

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

Products and Services

Portable Storage

Our portable storage products primarily consist of steel storage containers and freight containers. Storage containers are weathering (cor-ten) steel structures, which are generally eight feet wide and eight and one-half feet high; and are built to ISO standards for carrying ocean cargo. They typically vary in size from 10 feet to 48 feet in length, with 20-foot and 40-foot length containers being the most common. Storage containers consist of new and used shipping containers that provide a flexible, low cost alternative to warehousing, while offering greater security, convenience and immediate accessibility. Storage containers include general purpose dry storage, refrigerated and specialty containers in a range of standard and modified sizes, designs and capacities. Specialty containers include solar lit, blast-resistant, hoarding and hazardous waste units. In FY2018 we introduced our patent-pending safety containers, marketed as PV3 Safety Containers in the United States, CK3 Safety Containers in Canada and the Wolf Lock Premium Container in the Asia/Pacific region. Our freight containers are specifically designed for transport of products by road and rail, and include curtain-side, refrigerated and bulk cargo containers, together with a range of standard and industry-specific dry freight containers. Freight container products are only offered in our Asia-Pacific territory. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of at least eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by the ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, further customize them, and add our decals and branding.

Modular Space

Our modular space products include office container products, modular buildings and mobile offices. Our office container products (portable building containers and ground level office containers, or GLOs) are either modified or specifically-manufactured containers that provide secure and convenient office space with maximum design flexibility. Floor plans can either be all office space, with features similar to those found in mobile offices, or a combination of office and storage space. Due to their construction, office containers provide greater security than traditional field offices, and since they sit at ground level they do not require stairs for entry and exit. In FY2020, Pac-Van introduced a new office container with a restroom – Gotta Go GLO™. Modular buildings are factory-built, highly customizable portable structures constructed for diverse applications, ranging from schools to restaurants to medical offices and ranging in size from 1,000 to over 50,000 square feet. Mobile offices are factory built, single-unit structures that are re-locatable and used primarily for temporary office space. Mobile offices are generally built on frames that are connected to axles and wheels and have either a fixed or removable hitch for easy transportation. Mobile offices can be equipped with HVAC systems, restrooms, lighting, electrical wiring, phone jacks, desk tops, shelving and other features normally associated with basic office space. Mobile sales offices generally have wood siding, carpeting, high ceilings, custom windows and glass storefront doors, which provide a professional, customer-friendly building in which to conduct business. In addition to offering modular buildings for rent, in the Asia-Pacific area, we also provide customers with the ability to customize buildings using our in-house engineering team.

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

The tables below provide details of our lease fleet by product category and unit types at June 30, 2020, 2019 and 2018; and for FY 2020, FY 2019 and FY 2018.

					FY 2020
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2020	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific

	Storage Containers	Dry storage, refrigerated and specialty containers	Classroom equipment storage, Construction equipment and tool storage, Disaster shelters, Landscaping sheds, Recreational equipment storage, Retail inventory storage	68,751	$121	A$147	73%	84%
	Freight Containers	Dry freight, curtain-side, refrigerated, bulk cargo containers	Distribution and Logistics, Moving and Transportation, Road and Rail	8,735	NA	A$122	NA	72%
	Office or Portable Building Containers, and GLOs	Storage containers, modified to include office space	General administrative office space, Military installations, Workforce living accommodations, Bank branches, Classrooms /Education, Construction offices, Daycare facilities, Dormitories, General administrative office space, Healthcare facilities, Rental facilities, Retail space, Shelters	13,501	$390	A$332	81%	67%
	Modular Buildings	Portable structures used for a variety of applications		1,173	$882	NA	81%	NA
	Mobile Offices	Relocatable wood-framed temporary office space		4,291	$371	NA	83%	NA
	Portable Liquid Storage Tanks	Steel tanks, acid tanks, gas buster tanks and oil test tanks	Well-site liquid containment needs, Expansion / upgrade projects, Highway construction/Groundwater sewage, Infrastructure projects, Major industrial projects, Mining pit pump work, Municipal sewer and water projects, Non-residential construction projects, Pipeline construction and maintenance, Refinery turnarounds	4,194	$801	NA	50%	NA

					FY 2019
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2019	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers			68,027	$119	A$141	79%	86%
	Freight Containers			8,893	NA	A$130	NA	75%
	Office or Portable Building Containers and GLOs	SEE PRECEDING CHART		12,993	$361	A$317	84%	67%
	Modular Buildings			1,179	$786	NA	85%	NA
	Mobile Offices			4,436	$320	NA	86%	NA

	Portable Liquid Storage Tanks			4,215	$964	NA	76%	NA

					FY 2018
Product Category	Unit Type	Description	Industry Applications	Number of Units as of June 30, 2018	Average Monthly Lease Rate		Average Utilization
					North America	Asia- Pacific	North America	Asia- Pacific
	Storage Containers			56,524	$122	A$138	77%	88%
	Freight Containers			7,501	NA	A$135	NA	75%
	Office or Portable Building Containers and GLOs			12,014	$340	A$286	83%	70%
	Modular Buildings	SEE PRECEDING CHART		1,179	$767	NA	84%	NA
	Mobile Offices			4,447	$292	NA	82%	NA

	Portable Liquid Storage Tanks			4,147	$783	NA	78%	NA

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

Designed for transporting containers safely on the road, the chassis are made with high quality components, are fully customizable and all chassis sales are backed with both a five-year limited warranty on axles as well as a five-year warranty on workmanship.

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

Geographic Network

Our service locations are segmented into two operating areas: North America and Asia-Pacific. In North America, these service locations are called branches and in our Asia-Pacific area they are referred to as Customer Service Centers, or “CSCs.” Our primary North American branch network consists of 63 branch locations in the United States and three in Canada, and our primary Asia-Pacific network consists of 24 CSCs in Australia and 15 in New Zealand.

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

The following maps show our existing branch and CSC locations as of June 30, 2020.

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

Asia-Pacific

We believe that our Asia-Pacific CSC network is the largest of any storage container company in Australia and New Zealand, and management estimates that we have approximately 35% market share in Australia and approximately 50% market share in New Zealand. We are represented in all major metropolitan areas and are the only container leasing and sales company with a nationally integrated infrastructure and workforce. A typical CSC consists of a leased site of approximately two to six acres with a sales office, forklifts and all-weather container repair workshop. CSC office staffing ranges from one to 15 people and include a branch manager supported by the appropriate level of sales, operations and administrative personnel. Yard and workshop staffing may have up to 12 people and can consist of welders, spray painters, boilermakers, forklift drivers and production supervisors. CSC inventory usually ranges between 30 and 700 storage containers at any one time, depending on market size and throughput demand. Each CSC has a branch manager who has overall supervisory responsibility for all activities of the CSC. Branch managers report to one of our Regional Managers for Australia and New Zealand who in turn report to an Executive General Manager who reports to the CEO. Performance-based incentive bonuses are a portion of the compensation for the CSC, Regional and Branch managers. Branches have the facilities to load and unload containers and the capacity to bulk stack containers up to four-high to maximize usable ground area. Our larger branches also have a fleet maintenance department to make modifications to the containers and maintain the branch’s forklifts and other equipment. Our smaller branches perform preventative maintenance tasks and outsource major repairs.

We lease all of our branch locations and Royal Wolf’s corporate and administrative offices in Gordon, New South Wales. All of our major leased properties have remaining lease terms of up to 28 years and we believe that satisfactory alternative properties can be found in all of our markets, if we do not renew these existing leased properties.

Reference is made to “Item 2. Properties” for a more detailed description of our geographic locations.

Customers and End Markets

We have a diverse customer base consisting of approximately 50,000 customers, who operate in a broad variety of industries in our North American and Asia-Pacific venues. Our customers consist of large national corporations, as well as many local companies and organizations. As a result, in each venue no customer contributed more than 6% of the respective venue’s FY 2020 revenues. Our end markets include construction, commercial, transportation, industrial, energy, manufacturing, mining, retail, consumer, education and government. We believe the end market and geographic diversification of our customer base reduces the business exposure to a significant downturn in any particular industry or geography.

The diversity for our leasing operations is depicted in the following charts showing total revenue breakdown by end markets for FY 2020:

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

•

Commercial - businesses that provide services to both commercial businesses and individual consumers, including wholesalers, health care facilities, veterinary offices, entertainment companies, religious institutions and lodging facilities

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

We differentiate ourselves from competitors in several ways. In our portable storage and modular space businesses, we provide a diverse set of competitively priced products and, in our Asia-Pacific market, we leverage our engineering team to provide customized units upon customer request. In our liquid containment business, we leverage long-standing customer relationships and not only provide liquid containment units, but also bundle units with transportation, on-site set-up, and the servicing of equipment 24 hours a day, 7 days a week. Our customer-centric approach is designed to ensure that our businesses consistently meet or exceed customer expectations. We believe this focus on customer service attracts new and retains existing customers. With the goal of delivering “best in class” customer service, we began collecting customer responses on NPS in North America at Pac-Van during the year ended June 30, 2015, which track customer willingness to recommend our products and services. In FY 2018 and FY 2019, our customers gave us an NPS of 85 and 84, respectively. In FY 2020, our customers at Pac-Van gave us an NPS of 85. In the year ended June 30, 2017 (“FY 2017”), we began collecting customer responses on NPS in the Asia Pacific at Royal Wolf and in FY 2018 and FY 2019 our customers there gave us an NPS of 61 and 69, respectively. In FY 2020, our customers at Royal Wolf gave us an NPS of 74. In addition, approximately 90% of our consolidated total leasing revenues in FY 2020 were derived from repeat customers, which we believe is a result of our superior customer service.

Sales and Marketing

In North America, members of our sales teams act as primary customer service representatives and are responsible for prospecting new customers, fielding calls, obtaining credit applications, quoting prices, following up on quotes and handling orders. Our sales teams are responsible for developing and managing local relationships, as well as handling both inbound and outbound calls. They also assist customers in defining their space needs, assess potential opportunities, quote deals, close transactions and obtain the necessary documentation. Upon completing a lease or a sale, the sales team works closely with the local branch operations team to ensure that customer expectations are met or exceeded, relative to equipment quality and delivery timing. Our marketing group is primarily responsible for lead generation, digital marketing, advertising campaigns, producing company literature, creating promotional sales tools and oversight of customer relationship management systems. We market services through a number of promotional vehicles, including website, search engine optimization (SEO), search engine marketing (SEM), signage on our equipment, outbound sales efforts, targeted mailings, trade shows, live chat and online ordering portal, which rolled out in FY 2019. We believe this targeted approach to marketing is consistent with the local nature of our business and allows each branch to employ a customized marketing plan that fosters growth within its particular market. As a result of our national footprint and strong service levels, we continue to seek and secure national account agreements with large retailers, industrial organizations, hospitality entities, construction companies and other large businesses. We provide ongoing training to our sales teams, monitor call quality and survey our customers to ensure that customer interactions meet our quality and service standards. Our lease fleet carries signage reflecting our brands, which is important to ongoing name recognition.

Our sales and marketing strategy in the Asia-Pacific is designed to reach thousands of potential customers. Communication with potential customers is predominantly generated through a combination of digital marketing, including SEO and SEM advertising, print media advertising, telemarketing, website, customer referrals, signage and decal awareness, direct mail, video, television, radio, social media and live chat. The customer hiring or buying process is being driven by customer awareness of the products combined with price shopping. We believe that while a typical customer may shop a limited number of suppliers, the customer does not spend much time doing so because the potential cost savings is relatively low compared to the value of their time. Our goals are to be the first suppliers that potential customers call and to make the experience as easy as possible for that customer.

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

In the Asia-Pacific, most of our fleet is comprised of new and refurbished and customized storage containers, manufactured steel containers and record storage units, along with our freight and accommodation units. These products are designed for long useful lives. A portion of our fleet consists of used storage containers of at least eight to thirteen years in age, a time at which their useful life as ocean-going shipping containers is over according to the standards promulgated by ISO. Because we do not have the same stacking and strength requirements that apply in the ocean-going shipping industry, we have no need for these containers to meet ISO standards. We purchase these containers in large quantities, refurbish them by removing any rust and paint them with a rust inhibiting paint, further customize them and add our decals and branding. We maintain our steel containers on a regular basis by painting them on average once every three to five years, removing rust, spot welding and occasionally replacing the wooden floor or other parts. This periodic maintenance keeps the container in good condition and is designed to maintain the unit’s value and rental rates comparable to new units.

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

In our Asia-Pacific portable storage and modular space businesses, our management information systems, including Microsoft Dynamics Navision and CRM, Armada, TCM and Power BI, are scalable and provide us with critical information to manage our business. Utilizing our systems, we track a number of key operating and financial metrics including utilization, lease rates, profitability, customer trends and fleet data. All our branches use the CRM Platform for surveying and enhanced customer relationship management and “cradle to grave” quoting, and Navision and Armada for day to day processing. TCM, Power BI and Navision provide branch managers with vital data for financial, inventory and customer reports. In the year ending June 30, 2021, we intend to refine and further automate reporting, roll-out an e-commerce platform for business interaction and continue to provide efficiency through system improvements and mobility solutions.

Our North American manufacturing business utilizes the enterprise resource planning (ERP) business system, Infor CloudSuite Industrial, which provides comprehensive functionality, including order processing, inventory, purchasing, planning and scheduling, production, cost management, project tracking, accounting and customer service.

Product Procurement

North America

Our North American leasing operations closely monitor fleet capital expenditures, which include fleet purchases and any capitalized improvements to existing units. Pac-Van’s top ten suppliers of units for FY 2020 represented approximately 59% of all fleet purchases and the top ten suppliers represented approximately 68% of all fleet purchases. We purchase our Pac-Van lease fleet from a network of third-party suppliers. All of our mobile offices are built by an established network of manufacturing partners to standard specifications, which may vary depending on regional preferences. In addition, we build these units to meet state building code requirements and generally obtain multi-state certificates enabling us to move equipment among our branch network to meet changing demand and supply conditions. Like mobile offices, we procure modular buildings from an established network of manufacturing partners to meet state building requirements and generally obtain multiple state certificates for each unit.

On October 1, 2012, we acquired 90% of the membership interests of Southern Frac. Southern Frac at that time manufactured primarily portable liquid storage containers in Waxahachie, Texas for oil and gas exploration and production, as well as for, among others, the chemical and industrial, environmental remediation, waste water treatment and waste management sectors. Prior to FY 2017, Southern Frac introduced other high-quality steel-based products, including container chassis, under the name “Southern Fabrication Specialties.”

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

Asia-Pacific

In the Asia-Pacific area, we purchase marine cargo containers from a wide variety of international shipping lines and container leasing companies and new container products directly from storage container manufacturers in China. We believe we are the largest buyer of both new and used storage container products for the Australia and New Zealand markets. The majority of used storage containers purchased is standard 20-foot and 40-foot units which we convert, refurbish or customize. We purchase new storage container products in the Asia-Pacific area under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, if one or more suppliers did not timely fill our purchase orders or did not properly manufacture the ordered products, our reputation and financial condition also could be harmed. The top ten suppliers represented approximately 82% and 93% of all fleet purchases in Australia and New Zealand, respectively, during FY 2020.

Competition

Portable Storage

The portable storage markets in North America, Australia and New Zealand are highly fragmented. In most locations within its markets, Pac-Van and Royal Wolf compete with several national and regional competitors. Our largest competitors in the portable storage sector in North America are WillScot Mobile Mini Holdings, which was formed on July 1, 2020 by the merger between WillScot Corporation and Mobile Mini, Inc. (“WillScot”), McGrath RentCorp, Haulaway Storage Containers, Eagle Leasing, PODS, 1-800-PACK-RAT and other national, regional and local companies. We believe we are the market share leader in Australia and New Zealand. Our primary competitors in these markets include the Tradecorp Group and the SCF Group (Simply Containers) in Australia and CSL Containers, Boxman Containers and ContainerCo in New Zealand, as well as smaller, full and part-time operators. Local competitors are regionally focused, and are usually more capital-constrained. Therefore, in general, they are heavily reliant on monthly sales performance, have slow growing rental fleets and have limited ability to handle larger volume contracts or customer accounts. We believe that participants in this sector compete on the basis of customer relationships, price, service, as well as breadth and quality of equipment offered.

Modular Space

The modular space sector is highly competitive and fragmented as a whole. We typically compete with one or more local providers in all of our markets, as well as with a limited number of national and regional companies. Our largest North American competitors, WillScot and Mobile McGrath RentCorp have greater market share or product availability in some markets, as well as greater financial resources and pricing flexibility. Other regional competitors include ATCO Structures & Logistics, BOXX Modular, Vanguard Modular, Design Space and Satellite Shelters. In the Australian portable container buildings market, Royal Wolf maintains a small presence and competes primarily with three large participants who manufacture their own units and most of whom offer units for both lease and sale to customers. These competitors are Coates Hire, Atco Structures & Logistics and Ausco Modular (Algeco Scotsman). We believe we compete on the basis of service, quality, customer relationships and price. We believe that our reputation for customer service and a wide selection of units allow us to compete effectively. The major barrier to entry for new participants is the degree of market penetration necessary to create a wide profile with contractors and clients. Penetrating and competing with the range of products and number of depots and agencies offered by incumbent operators tend to inhibit new entrants. As we already maintain a national sale and distribution network, established supply channels and a strong profile in our target markets, many of the barriers to entry applicable to other new entrants are not applicable to us.

Liquid Containment

The liquid containment sector is highly competitive. We compete in this sector based upon product availability, product quality, price, service and reliability. As with the other industries we serve, the competition consists of national, regional and local companies. Some of the national competitors, notably BakerCorp (United Rentals), Rain For Rent and Adler Tanks (McGrath RentCorp), have significantly larger tank lease fleet and may have greater financial and marketing resources, more established relationships and greater name recognition in the market than we do. As a result, the competitors with these advantages may be better able to attract customers and provide their products and services at lower rental rates.

Employees

As of June 30, 2020, we had a total of 934 employees. None of our employees are covered by a collective bargaining agreement and management believes its relationship with employees is good. We have never experienced any material labor disruption and are unaware of any efforts or ongoing plans to organize our employees. The employee groups are as follows:

	North America			Asia- Pacific
	Leasing	Manufacturing	Corporate	Leasing
Corporate executive	—	—	5	—
Regional executive and administrative staff	66	10	2	30
Senior and branch management	75	—	—	23
Sales and marketing	99	—	—	86
Branch operations and administration	378	—	—	128
Manufacturing	—	32	—	—

	618	42	7	267

Executive Officers of the Registrant

The following information is provided as of June 30, 2020 regarding our executive officers. No family relationship exists between any executive officer.

Name	Age	Position
Ronald F. Valenta	61	Executive Chairman of the Board
Jody Miller	53	President and Chief Executive Officer
Charles E. Barrantes	68	Executive Vice President and Chief Financial Officer
Christopher A. Wilson	53	General Counsel, Vice President and Secretary
Jeffrey A. Kluckman	59	Executive Vice President of Global Business Development
Neil Littlewood	59	Chief Executive Officer of Royal Wolf Trading Australia Pty Limited
Theodore M. Mourouzis	57	Chief Executive Officer and President of Pac-Van, Inc.

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

Neil Littlewood became Chief Executive Officer of Royal Wolf in July 2016. He joined Royal Wolf in March 2013 in the role of Executive General Manager, North East. Neil has over 19 years of senior experience in the rental/hire industry including executive roles at Coates Hire and Australian Temporary Fencing. Prior to this, Neil spent 20 years as an Army Officer including being in charge of recruiting for the Australian Army and retiring as Lieutenant Colonel. He is a graduate of the Royal Military College Duntroon and holds a Bachelor of Arts and Masters in Management from the University of New South Wales.

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

Trademarks

North America

We own trademarks important to our North American leasing operations, including Pac-Van®, “We’ve Put Thousands of U.S. Businesses In Space®,” “Expect More. We’ll Deliver®” and the “Container King” logo in Canada. Material trademarks are registered in the U.S. Patent and Trademark Office (“USPTO”). On April 13, 2020, we filed an application for the mark “GOTTA GO GLO,” which promotes a Pac-Van’s new ground-level office which features a built-in restroom, and on August 24, 2020 we filed an application for the mark “PV 3 Safety Container,” that promotes Pac-Van innovative locking system for storage containers. Registrations for such trademarks in the U.S. will last indefinitely as long as we continue to use and maintain the trademarks and renew filings with the applicable governmental offices.

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

Our business, results of operations and financial condition may be adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19.

Our business, consolidated results of operations and financial condition would be adversely affected if a global public health pandemic, including COVID-19, interferes with the ability of our employees, vendors, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. A global public health pandemic, including COVID-19, poses the risk that our employees, vendors, customers may be prevented from conducting business activities for an indefinite period of time as a result of shutdowns that may be requested or mandated by governmental authorities, restrictions on travel to or from locations where we provide service, or restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.

The current pandemic continues to adversely impact global commercial activity in many countries, including the U.S., Canada, Australia and New Zealand where we conduct business, and has contributed to significant volatility in financial markets. An extended period of market disruption or closures, or a prolonged economic downturn (including the result of a resurgence or second wave of infections) would negatively impact our business and enterprise valuation. There is also a potential risk that key employees, including members of our senior management team and/or our board of directors, could become incapacitated or otherwise unable to perform their duties for an extended period of time due to illness resulting from the COVID-19 pandemic.

We have taken various measures in response to COVID-19, including adopting strict social distancing and cleaning measures in our branches and CSCs and instituting remote work for many of our employees. We may take further actions in our locations as may be required by government authorities or as we determine are in the best interests of our employees, customers, and vendors. There is no certainty that such measures will be sufficient to mitigate the risks posed by COVID-19 or will be satisfactory to government authorities. In addition, the technological resources and infrastructure used by us may be strained due to the increase in the number of remote users and we may face increased cybersecurity risks due to the number of employees who are working remotely in regions impacted by stay-at-home orders or observing quarantine safety measures. Increased levels of remote access may create additional opportunities for cybercriminals to attempt to exploit vulnerabilities, and employees may be more susceptible to phishing and social engineering attempts due to increased stress caused by the crisis and from balancing family and work responsibilities at home.

There are no comparable events, including the relatively recent global financial crisis, which may provide guidance as to the effect of the COVID-19 pandemic, and, as a result, its ultimate impact is highly uncertain and very fluid. We do not yet know the full extent of the impacts on the global economy and our business and the full impact will depend on a number of evolving factors that are outside our control.

Our business, results of operations and financial condition may be adversely affected by the recent disruption in the global oil markets and resulting substantial price decline.

As a result of the decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries, there has been a substantial decline in oil and gas prices. A significant portion of our leasing revenues in North America are derived from customers in the oil and gas industry, particularly those doing business in the Permian and Eagle Ford basins in Texas, who are typically adversely affected when this industry is in a downward economic cycle. The substantial decline in oil and gas prices could result in the further reduction of drilling activity, project modifications, delays or cancellations, general business disruptions and delays in payment of, or nonpayment of, amounts that are owed to us. The extent to which the decline in oil and gas prices will impact our business remains uncertain, however, there could be a material adverse impact on our financial condition or results of operations as a result of the decline.

Economic conditions and global market disruptions may adversely affect our business, financial condition and results of operations.

Notwithstanding the COVID-19 pandemic and its effects discussed above, an economic slowdown in the United States and/or globally, including reduced oil and gas and non-residential construction activity, would adversely affect our business. Furthermore, increased global trade disputes, particularly between the U.S. and China, could negatively impact the economies where we operate in North America and the Asia-Pacific area. Worsening conditions could adversely affect, among other things, the collection of our trade receivables on a timely basis, resulting in additional reserves for uncollectible accounts; and, in the event of continued contraction in product sales and leasing, could lead to a build-up of sale inventory, reduced utilization of our lease fleet and a decline in revenues. In addition, we engage in borrowing and repayment activities under our revolving credit facilities on a daily basis and have had no disruption in our ability to access our revolving credit facilities as needed. However, disruptions in the global capital and credit markets, such as those that occurred in the global financial crisis during the latter part of the past decade, could increase the likelihood that one or more of our lenders may be unable to honor its commitments under our revolving credit facilities, which could have an adverse effect on our business, financial condition and results of operations.

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

Our ability to achieve our long-term business strategy is dependent to a certain extent on supply chain and purchasing. We are reliant on a supply chain from China for new containers and the diplomatic and political tensions between the U.S., Australia and China and combined with the recent COVID-19 pandemic has potentially made it more expensive and riskier to source from China.

The growth and long-term business strategy for both our North American and Asia-Pacific leasing operations assume a certain level of growth for container-based solutions. Our ability to meet our growth target is dependent, to a certain extent, on the ability to purchase storage containers economically and on a timely basis. We purchase new storage container products under purchase orders issued to container manufacturers, which the manufacturers may or may not accept or be able to fill. There are several alternative sources of supply for storage containers. Though we are not dependent upon any one manufacturer in purchasing storage container products, the failure of one or more of our suppliers to timely deliver containers to us could adversely affect our operations. If these suppliers do not timely fill our purchase orders or do not properly manufacture the ordered products, our reputation and business performance could be harmed. China is currently the largest shipping container manufacturing country in the world, representing over 85% of the world’s total shipping container production, and is home to the world’s ten largest shipping container manufacturers. These manufacturers have years of experience, a complete supply chain of raw materials, a capable labor force, and efficient logistics. The availability of regular one-way freight-free shipping from China significantly reduces logistics costs. Other manufacturing alternatives and sources would significantly increase container prices and require a large investment to initiate. Increasing diplomatic tensions, introduction of tariffs, increasing labor costs, stricter environmental laws, rising material prices, and other factors make it potentially more expensive and riskier to source from China. During 2018, the U.S. government announced an ad valorem tariff that would be applied to Chinese exports to the U.S. The rollout of the tariff was in the form of tranches or lists of items to be subject to the tariff. The lists of proposed products and commodities that would be subject to this 25% tariff included ISO containers, but they were subsequently removed. However, there cannot be any guarantee that they will not be subject to future tariffs. Containers involved in typical import/export shipping activities are considered instruments of international trade and not typically subject to tariffs, but it is possible that the U.S. government could view containers as being subject to the proposed tariff once they are sold into the United States. Since a significant portion of portable storage containers currently in the United States are originally manufactured in China to transport goods before eventually being sold for domestic use, any proposed tariff would immediately increase the cost of new and used containers being sold into the United States. Such an action would result in increased steel container prices, which could adversely affect our results of operations and financial condition. In addition, with heightened risk of political, national security and personal safety, the Australian government has issued a travel warning to China; and this, along with the COVID-19 travel restrictions, add an additional element of risk to our supply chain and technical sales.

We also purchase, remanufacture and modify used ISO containers in order to expand our rental fleet. If used ISO container prices increase substantially, these price increases could increase our expenses, particularly if we are not able (due to competitive reasons or otherwise) to raise our rental rates to absorb this increased cost. Conversely, an oversupply of used ISO containers may cause container prices to fall. In such event, competitors may then lower the rental rates on their storage units. As a result, we may need to lower our rental rates to remain competitive. Therefore, fluctuations in the used ISO container market could cause our revenues and our earnings to decline. Historically, particularly at Royal Wolf, we have successfully worked with shipping lines and international container leasing companies to purchase used containers, but there can be no guarantee of this in the future. Changes to shipping line practices with respect to used containers, and adverse changes in trade practices, regulations and relations between us and our trading partners, including China, could adversely impact our ability to purchase containers or impact the price at which we are able to purchase containers.

Historically, we have relied on internal supply chain and sourcing arrangements, international suppliers and the logistics industry to relocate containers. Changes to these arrangements, constraints on the supply chain, failure of suppliers to deliver or deliver in a timely manner or material increases in the price of new or used containers could have an adverse impact on our business, operational performance, profit margins and financial results.

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

Oil and gas exploration and extraction (including the use of tanks for hydraulic fracturing of gas and oil shale) are subject to numerous local, state and federal regulations which are often driven by the policies of the

U.S. Administration. A change in the U.S. Administration to one that has an unfavorable view of hydraulic fracking could negatively impact the oil and gas markets in which we operate. The hydraulic fracturing method of extraction has come under scrutiny in several states and by the federal government due to the potential adverse effects that hydraulic fracturing, and the liquids and chemicals used, may have on water quality and public health. In addition, the disposal of wastewater from the hydraulic fracturing process into injection wells may be proven to increase the rate of seismic activity near drill sites and could result in regulatory changes, delays or interruption of future activity. Changes in these regulations could limit, interrupt or stop exploration and extraction activities, which would negatively impact the demand for our portable liquid containment products and services in North America.

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

We have insurance policies with coverage that we believe are adequate, including auto liability, general liability, directors and officers liability and workers compensation. Effective on February 1, 2017, we became self-insured for auto liability and general liability in our North American leasing operations through GFNI, our wholly-owned captive insurance company. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. We record reserves (included in “Trade payables and accrued liabilities” in our consolidated balance sheets) to cover estimated losses for our self-insured general liability and auto liability. The determination of these loss reserves is based upon a number of factors, including current and historical claims activity, claims payment patterns and developments in any existing claims. Accordingly, reserves do not represent an exact calculation of liability and can be affected by both internal and external events, such as adverse developments on existing claims or changes in claims handling procedures, administrative costs and legal fees, inflation, and legal trends and legislative changes. Loss reserves are adjusted from time to time to reflect new claims, claim developments, or systemic changes, and such adjustments are reflected in the results of the periods in which the loss reserves are changed. Though we believe the loss reserves recorded at our consolidated balance sheet dates are adequate, because of the uncertainties that surround estimating losses we cannot be certain that such reserves will cover the ultimate liability. If our loss reserves are insufficient to cover our actual losses, we would incur additional charges that could be material to our consolidated results of operations and financial condition.

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

The portable storage industry in North America is highly competitive and fragmented. Many of the markets in which we operate are served by numerous competitors, ranging from national companies to smaller multi-

regional companies and small, independent businesses with a limited number of locations. Some of these competitors currently offer products outside of our offerings or may have better brand recognition in some market sectors. If these competitors use their brand awareness to promote products that compete with our product offerings, customers may choose these competitors’ products over ours, and we could lose business. A number of our competitors are competing aggressively on the basis of pricing and may drive down prices. Additionally, general economic factors could drive down market prices. To the extent that we choose to match our competitors’ declining prices, it could harm our results of operations as we would have lower margins. To the extent that we choose not to match or remain within a reasonable competitive distance from our competitors’ pricing, it could also harm our results of operations, as we may lose rental volume.

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

Although our competition varies significantly by market, the modular space markets in which we compete are dominated primarily by two participants and are highly competitive. In addition, we compete with a number of large to mid-sized regional competitors, as well as many smaller, full and part-time operators in many local regions. The modular space industry is highly competitive, subject to stiff pricing competition and almost all of the competitors have portable storage product offerings. The primary modular national competitors with portable storage product offerings have greater financial resources and pricing flexibility. If they focus on portable storage and are unable to compete successfully, we could lose customers and our future revenues and results of operations could decline.

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

We lease the locations in our North American leasing operations, except for Pac-Van’s corporate offices and two branch locations. Most of the major leased properties have remaining lease terms of at least one year and we believe that satisfactory alternative properties could be found in all of our North American markets, if necessary. The following table shows information about our primary branches and other properties in North America as of June 30, 2020:

Location	Function/Uses
United States:
Albany, GA	Leasing and sales
Atlanta, GA	Leasing and sales
Austin, TX	Leasing and sales
Bakersfield, CA	Leasing and sales
Baltimore, MD	Leasing and sales
Birmingham, AL	Leasing and sales
Boston, MA	Leasing and sales
Charleston, WV	Leasing and sales
Charlotte, NC	Leasing and sales
Chicago, IL (owned)	Leasing and sales
Chino, CA (Los Angeles)	Leasing and sales
Cincinnati, OH	Leasing and sales
Cleveland, OH	Leasing and sales

Location	Function/Uses
Columbus, OH	Leasing and sales
Corpus Christi, TX	Leasing and sales
Dallas, TX	Leasing and sales
Denver, CO	Leasing and sales
Des Moines, IA	Leasing and sales
Detroit, MI	Leasing and sales
Elkhart, IN	Leasing and sales
Elko, NV	Leasing and sales
Green Bay, WI (c)	Leasing and sales
Greenville, SC	Leasing and sales
Houma, LA	Leasing and sales
Houston, TX	Leasing and sales
Indianapolis, IN	Leasing and sales
Indianapolis, IN (owned)	Corporate office
Jacksonville, FL	Leasing and sales
Kansas City, MO	Leasing and sales
Kenedy, TX (a)	Leasing and sales
Kermit, TX (b)	Leasing and sales
Lafayette, LA	Leasing and sales
Las Vegas, NV	Leasing and sales
Lexington, KY	Leasing and sales
Little Rock, AK	Leasing and sales
Louisville, KY	Leasing and sales
Madison, WI	Leasing and sales
Memphis, TN (owned)	Leasing and sales
Miami, FL	Leasing and sales
Midland, TX	Leasing and sales
Milwaukee, WI	Leasing and sales
Nashville, TN	Leasing and sales
New Brunswick, NJ	Leasing and sales
Orlando, FL	Leasing and sales
Paducah, KY	Leasing and sales
Panama City, FL	Leasing and sales
Philadelphia, PA	Leasing and sales
Phoenix, AZ (c)	Leasing and sales
Pittsburgh, PA	Leasing and sales
Portland, OR	Leasing and sales
East Moline, IL (Quad Cities)	Leasing and sales
Raleigh, NC	Leasing and sales
Royalton, VT	Leasing and sales
Salt Lake City, UT	Leasing and sales
San Antonio, TX	Leasing and sales
Seattle, WA	Leasing and sales
Springfield, MO	Leasing and sales
St. Louis, MO	Leasing and sales
Tampa, FL	Leasing and sales
Tilton, NH	Leasing and sales
Toledo, OH	Leasing and sales
Watford City, ND	Leasing and sales
Wichita, KS	Leasing and sales
Yakima, WA	Leasing and sales

Location	Function/Uses
Canada:
Edmonton, AB (c)	Leasing and sales
Calgary, AB	Leasing and sales
Vancouver, BC	Leasing and sales

(a)	There is another associated location in Karnes County, TX, but it does not conduct leasing and sales for Lone Star.
(b)	There are other associated locations in Goldsmith, Midland and Mentone, TX, but they do not conduct leasing and sales for Lone Star.
(c)	There is also a fleet maintenance and modification facility in this market.

Southern Frac’s 40,000 square foot manufacturing facility located in Waxahachie, Texas is on a 7.4 acre property, which we purchased in December 2012. In addition, Southern Frac has two contiguous leased properties that include administrative offices and warehouse space, as well as additional parking.

We lease our GFN corporate headquarters in Pasadena, California, effective January 31, 2008, from an affiliate of our former chief executive officer, who is also the executive chairman of the board of directors. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, we exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, exercised our second option for an additional five-year term commencing on February 1, 2018. We also lease a small office in Northbrook, Illinois. The term of the lease is through April 30, 2021.

We locate our Asia-Pacific CSCs (or branches) in markets with attractive demographics and strong growth prospects. Within each market, we have located our CSCs in areas that allow for easy delivery of portable storage units to our customers over a wide geographic area. In addition, when cost effective, we seek high visibility locations. Our CSCs maintain an inventory of portable storage units available for lease, and most of our CSCs also provide storage of units under lease at the site (“on-site storage”). Several CSCs have multiple leases of adjoining or contiguous properties and the CSCs are all leased. The following table shows information about our primary CSCs and other properties by country (Australia and New Zealand) at June 30, 2020 and we believe these properties are suitable and adequate:

Location	Functions/Uses
Australia:
Adelaide	Leasing, on-site storage and sales
Albury	Leasing, on-site storage and sales
Brisbane – Weyba Street Banyo	Leasing, on-site storage and sales
Brisbane – Armada Place Banyo (special projects and modifications)	Leasing and sales (not a CSC)
South Brisbane – Meadowbrook	Leasing, on-site storage and sales
Cairns	Leasing, on-site storage and sales
Canberra	Leasing, on-site storage and sales
Coffs Harbour	Leasing, on-site storage and sales
Melbourne East – Clayton	Leasing, on-site storage and sales
Melbourne West – Sunshine	Leasing, on-site storage and sales
Darwin	Leasing, on-site storage and sales
Geelong (Vic)	Leasing, on-site storage and sales
Geraldton	Leasing, on-site storage and sales
Gippsland	Leasing, on-site storage and sales
Gold Coast	Leasing, on-site storage and sales
Gosford – Central Coast	Leasing, on-site storage and sales
Hobart – Tasmania	Leasing, on-site storage and sales

Location	Functions/Uses
Launceston – Tasmania	Leasing, on-site storage and sales
Gordon	Head office (Not a CSC)
Sydney – Moorebank	Leasing, on-site storage and sales
Newcastle	Leasing, on-site storage and sales
Perth – Bassendean	Leasing, on-site storage and sales
Rockhampton	Leasing, on-site storage and sales
Toowoomba	Leasing, on-site storage and sales
Townsville	Leasing, on-site storage and sales
Wollongong	Leasing, on-site storage and sales
New Zealand:
Auckland – Jarvis Way	Head Office, Leasing, on-site storage and sales
Christchurch	Leasing, on-site storage and sales
Cromwell (Central Otago)	Leasing, on-site storage and sales
Dunedin	Leasing, on-site storage and sales
Hamilton	Leasing, on-site storage and sales
Invercargill	Leasing, on-site storage and sales
Napier	Leasing, on-site storage and sales
Nelson	Leasing, on-site storage and sales
New Plymouth	Leasing, on-site storage and sales
Palmerston North	Leasing, on-site storage and sales
Silverdale/Albany	Leasing, on-site storage and sales
Tauranga/Bay of Plenty	Leasing, on-site storage and sales
Timaru	Leasing, on-site storage and sales
Wellington	Leasing, on-site storage and sales
Whangarei	Leasing, on-site storage and sales

Item 3. Legal Proceedings

We are not involved in any material lawsuits or claims arising out of the normal course of our business. We have insurance policies to cover general liability and workers compensation related claims. Effective on February 1, 2017, we became self-insured for auto liability and general liability in our North American leasing operations through GFNI, our wholly-owned captive insurance company. In our opinion, the ultimate amount of liability not covered by insurance under pending litigation and claims, if any, will not have a material adverse effect on our financial position, operating results or cash flows.

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

	Common Stock
	High	Low
Year Ended June 30, 2020:
Fourth Quarter	$7.11	$4.86
Third Quarter	11.18	5.04
Second Quarter	11.07	8.13
First Quarter	10.50	6.98

Year Ended June 30, 2019:
Fourth Quarter	$9.67	$7.63
Third Quarter	11.16	9.02
Second Quarter	16.00	9.03
First Quarter	15.95	13.10

Record Holders

As of August 3, 2020, there were 67 holders of record of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stocks whose shares are held in the names of various security brokers, dealers and registered clearing agencies. We believe that there are thousands of beneficial owners.

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

Issuer Purchase of Equity Securities

On June 22, 2020, we entered into that certain Stock Purchase Agreement with General Electric Pension Trust (“GEPT”) under which we purchased 911,765 shares of our common stock held by GEPT at a price of $6.40 per share, the closing price of our common stock on June 22, 2020, for an aggregate price of $5,835,296 payable on June 24, 2020.

Equity Compensation Plans

The following table sets forth information concerning our equity compensation plans (see Note 9 of Notes to Consolidated Financial Statements) as of June 30, 2020:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,599,541	$4.54	394,663	(i)
Equity compensation plans not approved by security holders	—	—	—

Total	1,599,641	$4.54	394,663	(i)

(i)	Reduced by the issuance under the equity compensation plans of 1,772,594 restricted stock units (RSU) and restricted (non-vested equity) and non-restricted shares.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

The following graph compares the five-year cumulative total return on our common stock with the cumulative total returns (assuming reinvestment of dividends) on the Standard and Poor’s (“S&P”) Small Cap 600 Index and the Russell 2000 Index if $100 were invested in our common stock and each index on June 30, 2015.

	Period Ending
Index	06/30/15	06/30/16	06/30/17	06/30/18	06/30/19	06/30/20
General Finance Corporation	100.00	81.42	98.66	259.58	160.34	128.54
Russell 2000 Index	100.00	93.27	116.21	136.63	132.11	123.35
S&P SmallCap 600 Index	100.00	99.97	122.43	147.52	140.32	124.49

Item 6. Selected Financial Data

The following tables summarize our selected financial data for each of the five years ended June 30, 2020 and should be read in conjunction with the audited consolidated financial statements included in “Item 8 Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Consolidated Statement of Operations Information:

	Year Ended June 30,
	2016	2017	2018	2019	2020
Sales:
Lease inventories and fleet	$111,439	$95,764	$122,467	$126,932	$121,323
Manufactured units	6,179	4,895	9,850	10,784	7,319

	117,618	100,659	132,317	137,716	128,642
Leasing	168,233	176,269	214,985	240,490	227,837

	285,851	276,928	347,302	378,206	356,479

Operating income	14,383	19,066	43,699	61,590	45,454
Other expense, net	(19,860)	(19,938)	(53,485)	(63,236)	(30,805)

Income (loss) before provision for income taxes	(5,477)	(872)	(9,786)	(1,646)	14,649
Net income (loss)	(3,286)	(847)	(9,107)	(7,466)	7,954
Net income (loss) attributable to common stockholders	(9,025)	(6,620)	(11,964)	(11,124)	4,286

Net income (loss) per common share:
Basic	$(0.35)	$(0.25)	$(0.46)	$(0.38)	$0.14
Diluted	(0.35)	(0.25)	(0.46)	(0.38)	0.14

Consolidated Balance Sheet Information:

	June 30,
	2016	2017	2018	2019	2020
Trade and other receivables, net	$38,067	$44,390	$50,525	$56,204	$44,066
Inventories	34,609	29,648	22,731	29,077	20,928
Lease fleet, net	419,345	427,275	429,388	456,822	458,727
Total assets	673,574	675,314	689,687	718,312	756,022

Trade payables and accrued liabilities	43,476	42,774	50,545	48,460	46,845
Senior and other debt	352,220	355,638	427,218	411,141	379,798
Total equity	224,612	223,248	141,785	177,041	174,917

Selected Unaudited Quarterly Financial Data

The following table sets forth unaudited operating data for each quarter of the years ended June 30, 2020 and June 30, 2019. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, contains all significant adjustments necessary to state fairly the information set forth herein. These quarterly results are not necessarily indicative of future results, growth rates or quarter-to-quarter comparisons.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
For the Fiscal Year Ended June 30, 2020:
Revenues	$89,897	$92,109	$89,970	$84,503
Gross profit	8,921	8,087	8,805	9,676
Operating income (loss) (a)	14,930	17,019	14,273	(768)
Net income (loss) (b)	5,951	10,441	(8,625)	187
Net income (loss) attributable to common stockholders	5,029	9,519	(9,547)	(715)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net income (loss) per common share:
Basic	$0.17	$0.31	$(0.32)	$(0.02)
Diluted	0.16	0.30	(0.32)	(0.02)

For the Fiscal Year Ended June 30, 2019:
Revenues	$97,792	$97,993	$86,209	$96,212
Gross profit	9,555	8,924	7,305	10,271
Operating income	16,205	17,455	12,411	15,519
Net income (loss) (c)	(8,164)	(4,206)	(332)	5,236
Net income (loss) attributable to common stockholders	(9,086)	(5,128)	(1,254)	4,344

Net income (loss) per common share:
Basic	$(0.33)	$(0.17)	$(0.04)	$0.14
Diluted	(0.33)	(0.17)	(0.04)	0.14

(a)	Includes a goodwill impairment charge of $14,160 in the fourth quarter (see Note 2 of Notes to Consolidated Financial Statements).
(b)

Includes pretax charge (benefit) of $(992), $(3,902), $11,259 and $(979) in the first, second, third and fourth quarter, respectively, for the change in valuation of a bifurcated derivatives in convertible notes (see Note 5 of Notes to Consolidated Financial Statements).

(c)

Includes pretax charge of $12,366, $9,332, $1,131 and $1,741 in the first, second, third and fourth quarter, respectively, for the change in valuation of a bifurcated derivatives in convertible notes (see Note 5 of Notes to Consolidated Financial Statements).

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of June 30, 2020, our two geographic leasing operations primarily lease and sell their products through 24 customer service centers (“CSCs”) in Australia, 15 CSCs in New Zealand, 63 branch locations in the United States and three branch locations in Canada. At that date, we had 267 and 667 employees and 45,463 and 55,182 lease fleet units in the Asia-Pacific area and North America, respectively.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and has since spread to a number of other countries, including the United States, Canada, Australia and New Zealand. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic did not have a significant impact on our core mobile storage and modular space businesses, but did have a significant impact in our liquid containment business in the oil and gas sector. The decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries caused an even further decline in oil and gas prices in an already soft market. A significant portion of our leasing revenues in North America are derived from customers in the oil and gas industry, particularly those doing business in the Permian and Eagle Ford basins in Texas, who are typically adversely affected when this industry is in a downward economic cycle. We have also seen reductions in construction activity, including suspensions, postponements and some cancellations of projects, in both geographic venues. Efforts to contain the spread of COVID-19 intensified and many countries, including the United States, Canada, Australia and New

Zealand, declared states of emergency or, at the very least, implemented restrictions, including banning international travel, restricting social gatherings, temporarily closing businesses not considered essential and issuing varying quarantine orders in response to the COVID-19 pandemic. The existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments and private sectors around the world in response to the COVID-19 pandemic have impeded a great number of businesses (including ours, our customers and our vendors) to conduct normal business operations. We believe that our business is essential, which allows us to continue to serve customers that remain operational. However, if we are required to close a certain number of our locations or a number of our employees cannot work because of illness or otherwise, our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. The situation will likely become more critical if prolonged. While we are closely monitoring the situation, including curtailing domestic and international travel, promoting social distancing and work-from-home practices, implementing restrictions on investing and spending, and laying the groundwork for other cost-cutting measures, the impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our results of operations, liquidity and financial condition will ultimately be impacted, nor to reasonably assess the various measures that we may have to put in place to mitigate the effect.

Results of Operations

Year Ended June 30, 2020 (“FY 2020”) Compared to Year Ended June 30, 2019 (“FY 2019”)

Revenues. Revenues decreased by $21.8 million, or 6%, to $356.4 million in FY 2020 from $378.2 million in FY 2019. This consisted of a decrease of $14.5 million, or 6%, in revenues in our North American leasing operations, a decrease of $3.8 million, or 3%, in revenues in the Asia-Pacific area and a decrease of $3.5 million, or 32%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a weaker Australian dollar relative to the U.S. dollar in FY 2020 versus FY 2019 reduced the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2020 was $0.6714 U.S. dollar compared to $0.7155 U.S. dollar during FY 2019. In Australian dollars, total revenues in the Asia-Pacific area actually increased by 3% in FY 2020 from FY 2019.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by $6.7 million, or 3%, in FY 2020 from FY 2019; primarily in the construction, commercial and retail sectors, which increased by an aggregate $12.6 million between the periods; offset somewhat by decreases totaling $6.4 million in the industrial, education, oil and gas and mining sectors. At Lone Star, revenues decreased by $21.2 million, or 45%, from $47.2 million in FY 2019 to $26.0 million in FY 2020. The revenue decrease in the Asia-Pacific area occurred primarily because of the translation effect of the weaker Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods actually increased by AUS$4.9 million, primarily in the transportation, utilities, government and mining sectors, which increased by AUS$21.9 million; offset somewhat by decreases totaling AUS$17.2 million across most of the other sectors, led by the education sector which revenues decreased between the periods by AUS$7.9 million.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues in both FY 2020 and FY 2019.

Non-manufacturing sales during FY 2020 amounted to $121.3 million, compared to $126.9 million during FY 2019; representing a decrease of $5.6 million, or 4%. This consisted of a decrease of $3.4 million, or 5%, in our North American leasing operations and a decrease of $2.2 million, or 4%, in sales in the Asia-Pacific area. The decrease in the Asia-Pacific area was comprised of a decrease of $7.1 million ($4.2 million decrease due to lower unit sales, $0.8 million decrease due to higher average prices and a $2.1 million decrease due to foreign exchange movements) in the CSC operations, offset somewhat by an increase of $4.9 million in the national accounts group ($2.1 million decrease due to lower unit sales, $8.0 million increase due to higher average prices and a $1.0 million decrease due to foreign exchange movements). The translation of sales in the Asia-Pacific area was adversely impacted by the weaker Australian dollar when comparing FY 2020 to FY 2019. In Australian dollars, total sales in the Asia-Pacific area increased by 2% in FY 2020 from FY 2019, primarily in the transportation, mining, government and utilities sectors, which increased by an aggregate AUS$20.8 million; offset somewhat by a total decrease of AUS$19.6 million in most of the other sectors, led by the education sector which revenues decreased between the periods by AUS$7.6 million. In FY 2020, the transportation sector included three large sales totaling AUS$10.8 million and the utilities sector had one large sale for AUS$5.6 million. In FY 2019, the education sector had one large sale for AUS$6.2 million. In our North American leasing operations, the sales decrease in FY 2020 from FY 2019 was primarily in the industrial and education sectors, which decreased by an aggregate $5.8 million between the periods; offset somewhat by a total increase of $2.5 million in the commercial, retail and services sectors. FY 2019 included seven large sales aggregating $11.2 million, two in the industrial sector for $7.1 million, two in the construction sector for $2.5 million, two in the education sector for $1.0 million and one in the mining sector for $0.6 million. The decrease at Southern Frac was due primarily from reduced sales of liquid containment tanks and chassis, which decreased by an aggregate $4.7 million in FY 2020 from FY 2019; offset somewhat by increases in manufacturing sales of trash hoppers and other products totaling $1.3 million.

Leasing revenues totaled $227.8 million in FY 2020, a decrease of $12.7 million, or 5%, from $240.5 million in FY 2019. This consisted of a decrease of $11.1 million, or 6%, in North America and a decrease of $1.6 million, or 2%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually increased by 4% percent in the Asia-Pacific area in FY 2020 from FY 2019.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 82% and 70%, respectively, during FY 2020, as compared to 83% and 71%, respectively, in FY 2019. The overall average utilization was 79% in FY 2020 and 81% in FY 2019; but the average monthly lease rate of containers increased to AUS$168 in FY 2020 from AUS$163 in FY 2019, caused primarily by higher average lease rates in storage and portable building containers between the periods. However, the composite average monthly number of units on lease was over 780 lower in FY 2020, as compared to FY 2019. Locally, in Australian dollars, leasing revenue remained constant or increased across a majority of the sectors in FY 2020 versus FY 2019, particularly in the consumer, government, moving (removals) and storage and retail sectors, which increased between the periods by an aggregate AUS$3.3 million.

In our North American leasing operations, average utilization rates were 73%, 81%, 50%, 83% and 81% and average monthly lease rates were $121, $390, $801, $371 and $882 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2020; as compared to 79%, 84%, 76%, 86% and 85% and average monthly lease rates were $119, $361, $964, $320 and $786 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2019, respectively. The average composite utilization rate was 73% FY 2020 and 80% in FY 2019, and the composite average monthly number of units on lease was 170 lower in FY 2020 as compared to FY 2019. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in FY 2020 was approximately $22.2 million below FY 2019, substantially all attributable to Lone Star; but this decrease was offset somewhat by increases across the board in the other sectors, particularly in the construction, commercial, retail and industrial sectors, which increased by an aggregate $11.4 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $6.1 million from $93.2 million during FY 2019 to $87.1 million during FY 2020, and our gross profit percentage from these non-manufacturing sales increased to 28% in FY 2020 from 27% in FY 2019. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $6.1 million in FY 2020, as compared to $8.5 million in FY 2019, resulting in a gross margin of $1.2 million in FY 2020 versus a gross margin of $2.3 million in FY 2019, resulting in a gross margin percentage of 17% and 21%, respectively. The lower gross margin in FY 2020 from FY 2019 was due to the reduced sales discussed above and less than optimum production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses decreased by $4.7 million from $173.3 million during FY 2019 to $168.6 million during FY 2020. As a percentage of revenues, these costs increased slightly to 47% during FY 2020 from 46% in FY 2019 due to our infrastructure not decreasing with the lower revenues. Reduced sales during FY 2019 from FY 2020 and lower leasing revenues, due primarily to the soft oil and gas market in North America, adversely impacted revenues during FY 2020, but did not result in significant actions to reduce our infrastructure that materially impacted FY 2020 results. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature. As discussed above in “COVID-19,” we are closely monitoring the situation, including implementing restrictions on investing and spending, and laying the groundwork for other potential cost-cutting measures for our fiscal year ending June 30, 2021. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Impairment of Goodwill. We recognized non-cash impairment charge of $14.2 million to the goodwill recorded in our North American leasing operations as a result of the Lone Star acquisition. Reference is made to “Critical Accounting Estimates” below and Note 2 of Notes to Consolidated Financial Statements for further discussion regarding this non-amortizable intangible asset.

Depreciation and Amortization. Depreciation and amortization decreased by $6.5 million to $35.2 million in FY 2020 from $41.7 million in FY 2019. The decrease was in both geographic venues, $1.7 million in North America and $4.8 million in the Asia-Pacific area, which were impacted from the effect of certain intangible assets becoming fully amortized. The decrease in the Asia-Pacific also included the translation effect of a weaker Australian dollar to the U.S. dollar in FY 2020 versus FY 2019.

Interest Expense. Interest expense of $26.4 million in FY 2020 decreased by $8.9 million from $35.3 million in FY 2019. In North America, FY 2020 interest expense decreased by $3.4 million from FY 2019 due to both lower average borrowings and a lower weighted-average interest rate between the periods. The weighted-average interest rate was 5.5% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2020 versus 6.6% in FY 2019. In the Asia-Pacific area, FY 2020 interest expense was $5.5 million lower from FY 2019 also due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a weaker Australian dollar between the periods. The weighted-average interest rate was 7.6% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2020 versus 10.0% in FY 2019.

Change in Valuation of Bifurcated Derivatives. FY 2020 includes a non-cash charge of $5.4 million for the change in the valuation of the stand-alone bifurcated derivatives (see Note 5 of Notes to Consolidated Financial Statements), a $19.2 million reduction from the FY 2019 charge of $24.6 million.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7411 at June 30, 2018, 0.7029 at June 30, 2019 and 0.687771 at June 30, 2020. In FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $5,163,000 and $(10,159,000) and $(709,000) and $1,224,000, respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 on the conversion of the Convertible Notes to equity; and FY 2020 includes a non-cash realized gain of $534,000 on the assumption of the bifurcated derivative liability by GFN U.S. effective June 30, 2020 (see Note 5 of Notes to Consolidated Financial Statements). In addition, in FY 2019 and FY 2020, net unrealized exchange losses on forward exchange contracts totaled $311,000 and $213,000, respectively.

Income Taxes. Our income tax provision for FY 2020 and FY 2019, which derived a very high effective tax rate from the U.S. federal statutory rate of 21%, was primarily as a result of nontaxable or nondeductible items for (i) the change in the valuation of the bifurcated derivatives in the Convertible Notes and, in FY 2019, (ii) the non-cash realized foreign exchange loss upon its conversion to equity. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2020 and FY 2019, we paid dividends of $3.7 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income (Loss) Attributable to Common Stockholders. Net income attributable to common stockholders was $4.3 million in FY 2020 versus a net loss of $11.1 million in FY 2019, a significant improvement of $15.4 million. This was primarily due to the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives being $5.4 million versus a charge of $24.6 million in FY 2019, as well as lower interest expense and higher operating profit in the Asia-Pacific area; offset somewhat by the lower operating profit in North America, which includes a goodwill impairment charge of $14.2 million.

Results of Operations

FY 2019 Compared to Year Ended June 30, 2018 (“FY 2018”)

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

Change in Valuation of Bifurcated Derivatives. FY 2019 and FY 2018 include non-cash charges of $24.6 million and $13.7 million, respectively, for the loss on the change in the valuation of the stand-alone bifurcated derivatives.

Foreign Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7687 at June 30, 2017, 0.7411 at June 30, 2018 and 0.7029 at June 30, 2019. In FY 2018 and FY 2019, net unrealized and realized foreign exchange gains (losses) totaled $(6,138,000) and $(451,000) and $5,163,000 and $(10,159,000), respectively. FY 2019 includes a non-cash realized foreign exchange loss of $3,554,000 related to conversion of the Convertible Notes to equity. In addition, in FY 2018 and FY 2019, net unrealized exchange gains on forward exchange contracts totaled $697,000 and $(311,000), respectively.

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

	Year Ended June 30,
	2016	2017	2018	2019	2020
Net income (loss)	$(3,286)	$(847)	$(9,107)	$(7,466)	$7,954
Add —
Provision (benefit) for income taxes	(2,191)	(25)	(679)	5,820	6,695
Loss on change in valuation of bifurcated derivative in Convertible Note	—	—	13,719	24,570	5,386
Foreign exchange and other	309	351	5,887	3,513	(304)
Interest expense	19,648	19,653	33,991	35,344	26,386
Interest income	(97)	(66)	(112)	(191)	(663)
Depreciation and amortization	38,634	40,092	40,335	42,108	35,550
Impairment of goodwill and trade name	3,068	—	—	—	14,160
Share-based compensation expense	2,388	1,374	3,658	2,680	2,656
Inventory write-downs and related	1,630	—	—	—	—
Non-recurring severance costs and CEO retirement compensation at Royal Wolf	727	—	—	—	—
Refinancing costs not capitalized	—	437	—	506	—

Adjusted EBITDA	$60,830	$60,969	$87,692	$106,884	$97,820

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH

(subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $29,574,200 (AUS$43,000,000) Facility A that will amortize semi-annually; a $80,125,300 (AUS$116,500,000) Facility B that has no scheduled amortization; a $13,755,400 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $25,791,400 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

Bison Capital Notes

On September 19, 2017, Bison Capital Equity Partners V, L.P and its affiliates (“Bison Capital”), GFN, GFN U.S., GFNAPH and GFNAPF, entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Original Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Original Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse (see Note 5 of Notes to Consolidated Financial Statements), to acquire the 49,188,526 publicly-traded shares of RWH not owned by us and to pay all related fees and expenses. By Letter of Instruction dated September 25, 2017, Bison Capital instructed GFN to transfer the interests in the Original Convertible Note and to issue four new secured senior convertible notes: a $7,750,000 secured senior convertible note held by Teachers Insurance and Association of America, a $7,750,000 secured senior convertible note held by General Electric Pension Trust (“GEPT Convertible Note”) and two secured senior convertible notes totaling $10,500,000 held by Bison Capital. Collectively, these four new secured senior convertible notes are referred to as the “Convertible Notes.”

On September 6, 2018, we elected to force the conversion of the Convertible Notes under its terms therein and delivered a notice to the holders requiring the conversion of the Convertible Notes into 3,058,824 shares of the Company’s common stock effective September 10, 2018. GFNAPF was dissolved in September 2018. On March 25, 2019, the Senior Term Note was repaid in full by proceeds borrowed under the Deutsche Bank Credit Facility, which included interest we elected to defer.

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming our publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. Prior to the issuance of the accompanying consolidated financial statements, we, among other things, approved and implemented a plan for a private placement senior notes offering that could, if market conditions dictate, revert to a public offering. We have obtained indications of interest and are in the process of evaluating these and other alternatives. We believe that it is probable that this plan, or a combination of this and other contemplated actions, would occur to satisfy the Senior Notes prior to March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

Borrowings under the Wells Fargo Credit Facility accrue interest, at our option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate and a range of 2.50% to 3.00%. The FILO Term Loan bore interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate. There is an unused commitment fee of 0.250%—0.375%, based on the average revolver usage.

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Year Ended June 30,
	2018	2019	2020
Net cash provided by operating activities	$58,775	$52,087	$76,574

Net cash used in investing activities	$(114,500)	$(64,000)	$(30,552)

Net cash provided by (used in) financing activities	$70,721	$1,581	$(38,739)

Cash Flow for FY 2020 Compared to FY 2019

Operating activities. Our operations provided cash of $76.6 million during FY 2020 versus $52.1 million during FY 2019, an increase of $24.5 million between the periods. Net income in FY 2020 of $8.0 million was a significant improvement of $15.5 million from the net loss in FY 2019 of $7.5 million and our management of operating assets and liabilities in FY 2020, when compared to FY 2019, further increased cash by $22.5 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. The non-cash gains on the bargain purchases of two businesses we acquired in FY 2019 also improved our cash between the periods by $1.8 million as we did not make any such acquisitions in FY 2020. In addition, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased operating cash flow by $5.8 million between the periods, from a net cash decrease of $4.9 million in FY 2019 to a net cash increase of $0.9 million in FY 2020. However, cash from operating activities between the periods decreased by a net total of $23.3 million as a result of non-cash adjustments relating to (a) the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Notes, which increased cash by $24.6 million in FY 2019 versus increasing cash by only $5.4 million in FY 2020, a decrease between the periods of $19.2 million; and (b) the non-cash realized foreign exchange loss on the conversion of the Convertible Notes to equity, which increased cash in FY 2019 by

$3.6 million, versus the non-cash realized gain on the assumption of the bifurcated derivative liability by GFN U.S. effective June 30, 2020 (see Note 5 of Notes to Consolidated Financial Statements), which decreased cash by $0.5 million, a decrease between the periods of $4.1 million. The non-cash impairment of goodwill (see Note 2 of Notes to Consolidated Financial Statements), depreciation and amortization, amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $2.3 million, from an aggregate $49.3 million increase in FY 2019 to an aggregate $51.6 million increase in FY 2020. Deferred income taxes increased cash flows in FY 2020 by $4.5 million, versus $4.0 million in FY 2019, an increase between the periods of $0.5 million. During FY 2020 and FY 2019, the net gain on the sales of lease fleet reduced operating cash flows by $10.3 million and $10.0 million, respectively; and, in both periods, non-cash share-based compensation increased operating cash flows by $2.7 million.

Investing Activities. Cash used in investing activities was $30.6 million during FY 2020, as compared to $64.0 million used during FY 2019, resulting in a net decrease in cash used between the periods of $33.4 million. We made one acquisition in North America in FY 2020 for $2.2 million, whereas in FY 2019 we made six business acquisitions, five in North America and one in the Asia-Pacific area, for $18.6 million (see Note 4 of Notes to Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $8.4 million in FY 2020 and $7.2 million in FY 2019, an increase of $1.2 million, primarily in our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were $0.5 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $20.2 million in FY 2020, as compared to $38.5 million in FY 2019, a decrease of $18.3 million. In FY 2020, net capital expenditures of lease fleet were approximately $21.3 million in North America, as compared to $32.1 million in FY 2019, a decrease of $10.8 million; and net capital expenditures of lease fleet in the Asia Pacific totaled a negative $1.1 million in FY 2020, versus a net investment of $6.4 million in FY 2019, a decrease of $7.5 million. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Cash used in financing activities was $38.7 million during FY 2020, as compared to $1.6 million of cash provided during FY 2019, a decrease to cash between the periods of $40.3 million. In FY 2020, we repaid a net $29.3 million on our senior and other debt versus borrowing a net $68.1 million in FY 2019. These financing activities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends on our preferred stock, repurchase shares of our common stock and manage our operating assets and liabilities. In addition, in FY 2019, $63.3 million was borrowed under the Deutsche Bank Credit Facility to repay the Senior Term Note (see Note 5 of Notes to Consolidated Financial Statements). Deferred financing costs, totaled $0.4 million in FY 2019, which primarily related to the Senior Notes consent solicitation and an amendment to Wells Fargo Credit Facility, as compared to $0.1 million in FY 2020, which related to another amendment to Wells Fargo Credit Facility. Cash of $3.7 million was used during both periods to pay dividends on primarily our Series C Preferred Stock. In FY 2020, in connection with the settlement of the minimum return liability pertaining to the conversion of the GEPT Convertible Note, we purchased 911,765 shares of our common stock for $5.8 million (see Note 5 of Notes to Consolidated Financial Statements). In FY 2020 and FY 2019, we received proceeds of $0.1 million and $0.9 million, respectively, from issuances of common stock on the exercises of stock options.

Cash Flow for FY 2019 Compared to FY 2018

Operating activities. Our operations provided cash of $52.1 million during FY 2019 versus $58.8 million during FY 2018, a decrease of $6.7 million between the periods. The net loss in FY 2019 of $7.5 million was $1.6 million better than the net loss in FY 2018 of $9.1 million, but our management of operating assets and liabilities in FY 2019, when compared to FY 2018, reduced cash by $17.6 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In FY 2019, we invested more in our fleet inventory than in the prior year to anticipate the demands of our expanding business. In addition, the non-cash gains on the bargain purchases of two businesses, one in each geographic venue (see Note 4 of Notes to Consolidated Financial Statements), reduced our cash from operating activities by $1.8 million in FY 2019; and non-cash share-based compensation also decreased operating cash flows by $1.0 million between the periods. Share-based compensation was $2.7 million in FY 2019 versus $3.7 million in FY 2018. Also, net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, further decreased operating cash flow by approximately $10.3 million between the periods, from a net cash increase of $5.4 million in FY 2018 to a net cash decrease of $4.9 million in FY 2019. However, cash from operating activities between the periods increased by $10.9 million as a result of non-cash adjustments of $24.6 million in FY 2019 relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Notes, versus $13.7 million in FY 2018, and the non-cash realized foreign exchange loss of $3.6 million on its conversion to equity in FY 2019 (see Note 5 of Notes to Consolidated Financial Statements). In addition, non-cash depreciation and amortization, including the amortization of deferred financing costs, accretion of interest and interest deferred on the Senior Term Note, increased cash between the periods by $2.6 million, from an aggregate $46.7 million in FY 2018 to $49.3 million in FY 2019; and operating cash flows were further enhanced by $7.0 million between the periods for deferred income taxes. Deferred income taxes increased cash in FY 2019 by $4.0 million versus reducing cash by $3.0 million in FY 2018. During FY 2019 and FY 2018, the net gain on the sales of lease fleet reduced operating cash flows by $10.0 million and $8.5 million, respectively.

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

Asset Management

Receivables and inventories were $44.1 million and $20.9 million at June 30, 2020 and $56.2 million and $29.1 million at June 30, 2019, respectively. At June 30, 2020, DSO in trade receivables were 43 days and 40 days in the Asia-Pacific area and our North American leasing operations, as compared to 34 days and 46 days at June 30, 2019, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. As further discussed above in “COVID-19 Pandemic,” if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner, including the increase of DSO in trade receivables.

The net book value of our total lease fleet was $458.7 million at June 30, 2020, as compared to $456.8 million at June 30, 2019. At June 30, 2020, we had 100,645 units (24,147 units in retail operations in Australia, 8,946 units in national account group operations in Australia, 12,370 units in New Zealand, which are considered retail; and 55,182 units in North America) in our lease fleet, as compared to 99,743 units (25,355 units in retail operations in Australia, 9,254 units in national account group operations in Australia, 12,574 units in New Zealand, which are considered retail; and 52,560 units in North America) at June 30, 2019. At those dates, 72,983 units (19,505 units in retail operations in Australia, 5,255 units in national account group operations in Australia, 10,149 units in New Zealand, which are considered retail; and 38,074 units in North America); and 77,214 units (20,376 units in retail operations in Australia, 5,931 units in national account group operations in Australia, 10,196 units in New Zealand, which are considered retail; and 40,711 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 38,317 storage and freight containers and 7,146 portable building containers at June 30, 2020; and 39,616 storage and freight containers and 7,567 portable building containers at June 30, 2019. At those dates, units on lease were comprised of 29,839 storage and freight containers and 5,070 portable building containers; and 31,610 storage and freight containers and 4,893 portable building containers, respectively.

In North America, the lease fleet was comprised of 39,169 storage containers, 6,355 office containers (GLOs), 4,194 portable liquid storage tank containers, 4,291 mobile offices and 1,173 modular units at June 30, 2020; and 37,304 storage containers, 5,426 office containers (GLOs), 4,215 portable liquid storage tank containers, 4,436 mobile offices and 1,179 modular units at June 30, 2019. At those dates, units on lease were comprised of 27,472 storage containers, 5,184 office containers (GLOs), 1,000 portable liquid storage tank containers, 3,474 mobile offices and 944 modular units; and 28,561 storage containers, 4,437 office containers (GLOs), 2,793 portable liquid storage tank containers, 3,931 mobile offices and 989 modular units, respectively.

Contractual Obligations and Commitments

Our material contractual obligations and commitments consist of outstanding borrowings under our credit facilities discussed above and operating leases for facilities and office equipment. The table below provides a summary of our contractual obligations and reflects expected payments due as of June 30, 2020 and does not reflect changes that could arise after that date (dollars in thousands).

	Total	Within 1 Year	Within 1 to 2 Years	Within 2 to 3 Years	Within 3 to 4 Years	Within 4 to 5 Years	More than 5 Years
Deutsche Bank Credit Facility	$124,224	$8,265	$4,496	$4,496	$106,967	$—	$—
Interest payment obligations under the Deutsche Bank Credit Facility (a)	19,535	6,485	6,141	5,898	1,011	—	—
Wells Fargo Credit Facility	171,083	—	171, 083	—	—	—	—
Interest payment obligations under the Wells Fargo Credit Facility (b)	7,930	4,575	3,355	—	—	—	—
Senior Notes	77,390	—	77,390	—	—	—	—
Interest payment obligations under the Senior Notes (c)	6,812	6,288	524	—	—	—	—
Other (d)	7,997	2,239	1,633	2,055	1,474	512	84
Other interest payment obligations (e)	799	330	237	149	64	17	2
Operating lease liabilities (f)	102,883	11,628	10,336	9,121	7,858	6,750	57,190

Total	$518,653	$39,810	$275,195	$21,719	$117,374	$7,279	$57,276

(a)	Interest payment obligations under the Deutsche Bank Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2020 of 5.40%.
(b)	Interest payment obligations under the Wells Fargo Credit Facility, which are subject to a variable rate, were calculated using a rate at June 30, 2020 of 2.674%.
(c)	Interest payment obligations under the Senior Notes were calculated using the stated rate of 8.125%.
(d)	Includes primarily equipment financing and real estate mortgage.
(e)

Other interest payment obligations were calculated using a weighted –average rate during the fourth quarter of FY 2020 of 4.8% (interest payments subsequent to June 30, 2025 are considered immaterial and are not calculated).

(f)	See Note 10 of Notes to Consolidated Financial Statements.

We estimate the annual distribution requirements with respect to our Series C Preferred Stock and Series B Preferred Stock outstanding at June 30, 2020 to be approximately $3.7 million. Dividends are paid when and if declared by our Board of Directors and accumulate if not paid.

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods. The novel COVID-19 coronavirus and the efforts to contain it have, among other things, negatively impacted the global economy and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. We believe the estimates and assumptions underlying our consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and our business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

We lease and sell a fleet of storage, portable building, office and portable liquid storage tank containers, modular buildings and mobile offices to our customers. Leases to customers, which have varying terms, generally qualify as operating leases unless they meet specific criteria. Revenue is recognized as earned in accordance with the lease terms established by the lease agreements and when collectability is reasonably assured. Revenue from sales of equipment is recognized upon delivery and when collectability is reasonably assured, while revenue from the sales of manufactured units are recognized when title and risk of loss transfers to the purchaser, generally upon shipment. Certain arrangements to sell units under long-term construction-type sales contracts are accounted for under the percentage of completion method. Under this method, income is recognized in proportion to the incurred costs to date under the contract to estimated total costs. There were no such significant arrangements in FY 2018, FY 2019 and FY 2020. The lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 — 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In our opinion, estimated residual values are at or below net realizable values. We periodically review these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and our own historical experience.

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

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates. Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. We account for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. We operate two reportable geographic areas and the vast majority of goodwill recorded (and currently on the books) was in the acquisitions of Royal Wolf, Pac-Van and Lone Star.

We assess the potential impairment of goodwill on an annual basis or if a determination is made based on a qualitative assessment that it is more likely than not (i.e., greater than 50%) that the fair value of the reporting unit is less than its carrying amount. Qualitative factors which could cause an impairment include (1) significant underperformance relative to historical, expected or projected future operating results; (2) significant changes in the manner of use of the acquired businesses or the strategy for our overall business; (3) significant changes during the period in our market capitalization relative to net book value; and (4) significant negative industry or general economic trends. If we did determine that fair value is more likely than not less than the carrying amount, a quantitative process for potential impairment is performed where the fair value of the reporting unit is compared to its carrying value to determine if the goodwill is impaired. If the carrying value of the net assets assigned to the reporting unit were to exceed its fair value, then in accordance with FASB Accounting Standards Update (“ASU”) No. 2017-04, a goodwill impairment write-down would be recorded for the amount by which a reporting unit’s carrying value exceeds its fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Our annual impairment assessment at June 30, 2019 concluded that the fair value of the goodwill of each of its reporting units was greater than their respective carrying amounts.

The North American oil and gas market has been, and we expect it to continue to be, highly cyclical, generally fluctuating in correlation with the price of West Texas Intermediate Crude (“WTI”). The decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries has resulted in a substantial decline in WTI prices and drilling activity, which is likely to continue longer than previously anticipated. Specifically impacting us is a reduction in drilling activity of oil wells located in the Permian and Eagle Ford shales basins in Texas, the two primary basins in which we operate. At June 30, 2020, our annual impairment test for Lone Star, which does its business in the Permian and Eagle Ford shales basins, determined that the implied value of goodwill at Lone Star, based on a discounted cash flow basis, was less than its carrying value and, as a result, a $14,160,000 impairment charge was recorded. Our annual impairment assessment at June 30, 2020 for the other operating units concluded that the fair value of the goodwill for each of them was greater than their respective carrying amounts.

Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. We based our fair value estimates on assumptions that we believe are reasonable, but are uncertain and subject to changes in market conditions.

Intangible assets include those with indefinite (trademark and trade name) and finite (primarily customer base and lists, non-compete agreements and deferred financing costs) useful lives. Customer base and lists and non-compete agreements are amortized on the straight-line basis over the expected period of benefit which range from one to fourteen years. Costs to obtaining long-term financing are deferred and amortized over the term of the related revolving line of credit senior debt using the straight-line method. Amortizing the deferred financing costs using the straight-line method does not produce significantly different results than that of the effective interest method. We review intangible assets (those assets resulting from acquisitions) for impairment if we determine, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If we determine that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If we determine that fair value is not likely to be less than the carrying amount, then no further testing would be required. We conducted our review at each fiscal year-end, which did not result in an impairment adjustment at June 30, 2019 and 2020. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which we believe are reasonable, but are uncertain and subject to changes in market conditions.

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

Impact of Recently Issued Accounting Pronouncements

Reference is made to Note 2 of Notes to Consolidated Financial Statements for a discussion of any recently issued accounting pronouncements that could potentially impact us.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as required by Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, due to the impact of the material weakness in our internal control over financial reporting described below, was not, in all material respects, effective as of June 30, 2020.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Under the supervision and with the participation of management, we assessed the effectiveness of our internal control over financial reporting based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was not, in all material respects, effective as of June 30, 2020. The effectiveness of our internal control over financial reporting as of June 30, 2020 has been audited by Crowe LLP, our independent registered public accounting firm, as stated and attested to in their report that is included herein.

During the fourth quarter of FY 2020, we uncovered irregularities by the manager at one of our smaller CSC locations in the Asia-Pacific area that occurred over a period of several years whereby he sold containers off the books and received the proceeds from the sales personally. While the effect of the theft did not have a significant effect on our results of operations or financial position, we concluded there is a material weakness in the Company’s procedures and controls surrounding existence of fleet assets at Royal Wolf’s small, medium and agent locations which were not designed with adequate segregation of duties.

We have enhanced our controls and procedures to, among other things, increase the frequency of inventory and fleet counts at our small and medium-sized locations by at least two people, one of whom must be independent from the location, and provide for unannounced physical counts. We believe these changes in our controls will remediate the material weakness.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as noted above, we will be implementing changes to our internal control over financial reporting to address the material weakness described above.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the “Proxy Statement”), not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K and the applicable information included in the Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

Exhibit No.	Exhibit Description
2.1	Agreement and Plan of Merger dated July 28, 2008 among General Finance Corporation, GFN North America Corp., Mobile Office Acquisition Corp., Pac-Van, Inc., Ronald F. Valenta, Ronald L. Havner, Jr., D. E. Shaw Laminar Portfolios, L.L.C. and Kaiser Investments Limited (incorporated by reference to Exhibit 2.1 of Registrant’s Form 8-K filed July 28, 2008).

2.2	Asset Purchase Agreement dated February 28, 2014 among KHM Rentals, LLC, Lone Star Tank Rental LP, certain other parties thereto and Lone Star Tank Rental Inc. (incorporated by reference to Registrant’s Form 8-K filed March 3, 2014).

3.1	Amended and Restated Certificate of Incorporation filed April 4, 2006 (incorporated by reference to Exhibit 3.1 of Registrant’s Form S-1, File No. 333-129830).

3.2	Amended and Restated Bylaws as of October 30, 2007 (incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q for the quarter ended September 30, 2007).

3.3	Certificate of Designation for the Series A Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.4	Certificate of Designation for the Series B Preferred Stock filed with the Delaware Secretary of State on December 3, 2008 (incorporated by reference to Registrant’s Form 8-K filed December 9, 2008).

3.5	Corrected Amended and Restated Certificate of Designation for Series A 12.5% Cumulative Preferred Stock filed with the Delaware Secretary of State on May 10, 2013 (incorporated by reference to Registrant’s Form 8-K filed May 16, 2013).

3.6	Certificate of Designation for the Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on September 28, 2012 (incorporated by reference to Registrant’s Form 8-K filed October 4, 2012).

3.7	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series C Convertible Cumulative Preferred Stock filed with the Delaware Secretary of State on April 2, 2013 (incorporated by reference to Registrant’s Form 8-K filed April 5, 2013).

3.8	Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Exhibit 3.7 of Registrant’s Form S-1, File No. 333-187687).

Exhibit No.	Exhibit Description

3.9	Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A 12.5% Cumulative Preferred Stock (incorporated by reference to Registrant’s Form 8-K filed June 14, 2013).

3.10	Amended and Restated Certificate of Designations, Preferences and Rights of 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Association (incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-129830).

4.2	Specimen 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of Registrant’s Form S-1, File No. 333-187687).

4.3	Senior Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.4	First Supplemental Indenture dated as of June 18, 2014, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.5	Form of 8.125% Senior Note due 2021 (incorporated by reference to Registrant’s Form 8-K filed June 18, 2014).

4.6	Second Supplemental Indenture dated as of October 31, 2018, between General Finance Corporation and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Registrant’s Form 8-K filed November 1, 2018).

10.1	General Finance Corporation 2009 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 19, 2009).

10.2	General Finance Corporation 2014 Stock Incentive Plan (incorporated by reference to Appendix A of Registrant’s Definitive Proxy Statement filed October 17, 2014).

10.3	Amendment to General Finance Corporation 2014 Stock Incentive Plan Association (incorporated by reference to Exhibit 10.2 of Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014).

10.4	Amended and Restated 2014 Stock Incentive Plan (incorporated by reference to Registrant’s Form 8-K filed December 9, 2015).

10.5	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), the Private Bank and Trust Company (the “Private Bank”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, N.A. (“BHI”) and GACP I, L.P. (“Great American” and collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), GFN Realty Company, LLC, (“GFNRC”), Lone Star Tank Rental Inc. (“Lone Star”), Pac-Van, Inc. (“Pac-Van”), Southern Frac, LLC (“Southern Frac”), PV Acquisition Corp., (“PV Acquisition”), GFN Manufacturing Corporation (“GFN Manufacturing”), and GFN North America Corp. (“GFNNA” and collectively with GFNRC, Southern Frac, Lone Star, Pac-Van, PV Acquisition and GFN Manufacturing, the “Credit Parties”) (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

10.6	Pledge Agreement dated March 24, 2017 by GFN Realty Company, LLC (“GFN Realty”), for the benefit of Wells Fargo, as agent for the Lenders (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

Exhibit No.	Exhibit Description

10.7	Master Assignment and Assumption Agreement dated March 24, 2017 among Pac-Van, the Lenders, Capital One Business Corp. and HSBC Bank U.S.A. (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

10.8	Intercreditor Provisions dated March 24, 2017 among the Lenders and the Credit Parties (incorporated by reference to Registrant’s Form 8-K/A filed March 31, 2017).

10.9	Omnibus Amendment and Reaffirmation Agreement is dated as of March 24, 2017 among Wells Fargo, East West, CIT, the Private Bank, Key Bank, BHI and Great American (collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the “Lenders”), and the Credit Parties (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017).

10.10	Amendment No. 6 to Amended and Restated Credit Agreement dated March 24, 2017 among Wells Fargo Bank, East West, CIT, Private Bank, Key Bank, BHI, Great American, GFNRC, Lone Star, Pac-Van and Southern Frac. (Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the Securities and Exchange Commission) (incorporated by reference to Registrant’s Form 8-K filed May 3, 2017).

10.11	Increase and Joinder Agreement dated as of June 30, 2017 among Wells Fargo Bank, National Association, Associated Bank, N.A., East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC (incorporated by reference to Registrant’s Form 8-K filed July 6, 2017).

10.12	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.13	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.14	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.15	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K filed July 14, 2017).

10.16	Amendment No. 7 to Amended and Restated Credit Agreement is dated as of July 31, 2017 among Wells Fargo Bank, National Association, East West Bank, CIT Bank, N.A., the Private Bank and Trust Company, Key Bank, National Association, Bank Hapoalim, N.A., Associated Bank, N.A., GACP I, L.P., GFN Realty Company, LLC, Lone Star Tank Rental Inc., Pac-Van, Inc. and Southern Frac, LLC and Guarantor Acknowledgement (incorporated by reference to Registrant’s Form 8-K filed August 1, 2017).

10.17	Waiver of Certain Closing Conditions dated August 17, 2017 by and among Bison Capital Partners V, LP, General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed August 21, 2017).

10.18	Amended and Restated Securities Purchase Agreement dated September 19, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 22, 2017).

Exhibit No.	Exhibit Description

10.19	11.9% Secured Senior Convertible Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.20	11.9% Secured Senior Promissory Note dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.21	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.22	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.23	Pledge and Security Agreement dated September 25, 2017 by GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. in favor of Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.24	Pledged Account Agreement dated September 25, 2017 among D.A. Davidson & Co., Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.25	CHESS Sponsorship Deed dated September 25, 2017 by GFN Asia Pacific Holdings Pty Ltd., Credit Suisse Equities (Australia) Limited and Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.26	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.27	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.28	General Security Deed dated September 25, 2017 between Bison Capital Partners V, L.P. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.29	Side Letter Deed dated September 25, 2017 among Bison Capital Partners V, L.P., General Finance Corporation, GFN U.S. Australasia Holdings, Inc., GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Holdings Pty Ltd. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.30	Board Observer Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.31	Registration Rights Agreement dated September 25, 2017 between General Finance Corporation and Bison Capital Partners V, L.P. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

10.32	Guaranty dated September 25, 2017 by GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K filed September 28, 2017).

Exhibit No.	Exhibit Description

10.33	Syndicated Facility Agreement dated October 26, 2017 among Royal Wolf Holdings Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, Aiguilles Rouges Lux Sarl II, Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed October 27, 2017).

10.34	Commitment Letter dated July 11, 2017 from Bison Capital Partners V., L.P. to GFN Asia Pacific Holdings Pty Ltd. and GFN Asia Pacific Finance Pty Ltd. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.35	Commitment Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to GFN Asia Pacific Holdings Pty Ltd. and General Finance Corporation (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.36	Buy-Out Letter dated 11 July 2017 from Deutsche Bank AG, Sydney Branch to Bison Capital Partners V., L.P. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.37	Securities Purchase Agreement dated July 12, 2017 by and among Bison Capital Partners V., L.P., General Finance Corporation, GFN Asia Pacific Holdings Pty Ltd., GFN Asia Pacific Finance Pty Ltd. and GFN U.S. Australasia Holdings, Inc. (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.38	Takeover Bid Implementation Agreement dated 12 July 10217 between GFN Asia Pacific Holdings Pty Ltd. and Royal Wolf Holdings Limited (incorporated by reference to Registrant’s Form 8-K/A filed November 3, 2017).

10.39	Valenta Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018).

10.40	Miller Employment Agreement dated January 1, 2018 (incorporated by reference to Registrant’s Form 8-K filed January 3, 2018).

10.41	First Amendment and Restatement Deed dated June 25, 2018 among RWH, Royal Wolf Trading Australia Pty Ltd., Royalwolf Trading New Zealand Limited, Kookaburra Containers Pty Limited, Royalwolf NZ Acquisition Co. Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, CSL Fund (PB) Holdings Lux Sarl II, Aiguilles Rouges Lux Sarl II, Core Senior Lending Fund (A-A) Lux SARL II and Core Senior Lending Fund Lux SARL II (incorporated by reference to Registrant’s Form 8-K/A filed June 29, 2018).

10.42	First Amendment to Amended and Restated Purchase Agreement dated June 26, 2018 by and among Bison, GFN, GFNAPH, GFNAPF and GFN U.S. (incorporated by reference to Registrant’s Form 8-K/A filed June 29, 2018).

10.43	Amendment No. 8 to Amended and Restated Credit Agreement dated as of December 24, 2018 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, B.M. (“BHI”), Associated Bank (“Associated” and collectively with Wells Fargo, East West, CIT, CIBC, Key Bank and BHI, the “Lenders”), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated December 24, 2018 by PV Acquisition Corp. and GFN Manufacturing Corporation (incorporated by reference to Registrant’s Form 8-K filed December 26, 2018).

Exhibit No.	Exhibit Description

10.44	Second Amendment and Restatement Deed dated March 22, 2019 among GFN Asia Pacific Holdings Pty Ltd., Royal Wolf Holdings Pty Limited, Royal Wolf Trading Australia Pty Limited, Royalwolf Trading New Zealand Limited, Deutsche Bank AG, Sydney Branch, CSL Fund (PB) Lux Sarl II, CSL Fund (PB) Holdings Lux Sarl II, CSL Fund (PB) Holdings B Lux Sarl II, CSL Fund (PB) Holdings C Lux Sarl II, Aiguilles Rouges Lux Sarl II, Core Senior Lending Fund (A-A) Lux SARL II, Core Senior Lending Fund Lux SARL II, Kitty Hawk Credit Lux SARL II, GIM, L.P., Perpetual Corporate Trust Limited and P.T. Limited (incorporated by reference to Registrant’s Form 8-K filed March 27, 2019).

10.45	Combined Security Agreement dated March 22, 2019 between GFN Asia Pacific Holdings Pty Ltd and P.T. Limited 2018 (incorporated by reference to Registrant’s Form 8-K filed March 27, 2019).

10.46	Amendment No. 9 to Amended and Restated Credit Agreement dated as of February 14, 2020 among Wells Fargo Bank, National Association (“Wells Fargo”), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), Key Bank, National Association (“Key Bank”), Bank Hapoalim, B.M. (“BHI”), Associated Bank (“Associated”), Bank of the West (“BOTW” and collectively with Wells Fargo, East West, CIT, CIBC, Key Bank, BHI and Associated, the “Lenders”), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated February 14, 2020 by PV Acquisition Corp. and GFN Manufacturing Corporation Limited (incorporated by reference to Registrant’s Form 8-K/A filed February 19, 2020)

10.47	Stock Purchase Agreement dated June 22, 2020 between GEPT and GFN (incorporated by reference to Registrant’s Form 8-K filed June 25, 2020)

10.48	Promissory Note dated June 24, 2020 by GFN in favor of GEPT (incorporated by reference to Registrant’s Form 8-K filed June 25, 2020)

21.1	Subsidiaries of General Finance Corporation (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14 (a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350 (a)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350 (a)

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income/Loss, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Financial Statement Schedule I.

(a)	Filed herewith.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Finance Corporation

By:	/s/ Jody E. Miller September 10, 2020
Name:	Jody E. Miller
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jody E. Miller Jody E. Miller	Chief Executive Officer (Principal Executive Officer)	September 10, 2020

/s/ Charles E. Barrantes Charles E. Barrantes	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	September 10, 2020

/s/ Ronald F. Valenta Ronald F. Valenta	Executive Chairman of the Board	September 10, 2020

/s/ James B. Roszak James B. Roszak	Lead Independent Director	September 10, 2020

/s/ Manuel Marrero Manuel Marrero	Director	September 10, 2020

/s/ Susan L. Harris Susan L. Harris	Director	September 10, 2020

/s/ Larry D. Tashjian Larry D. Tashjian	Director	September 10, 2020

/s/ William H. Baribault William H. Baribault	Director	September 10, 2020

/s/ Douglas B. Trussler Douglas B. Trussler	Director	September 10, 2020

SIG

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of General Finance Corporation

Pasadena, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of General Finance Corporation (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive income/loss, equity, and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020 in conformity with accounting principles generally accepted in the United States of America.

In our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s report. The Company’s procedures and controls surrounding existence of fleet assets at Royal Wolf’s small, medium and agent locations were not designed with adequate segregation of duties.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

Sherman Oaks, California

September 10, 2020

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019	June 30, 2020
Assets
Cash and cash equivalents	$10,359	$17,478
Trade and other receivables, net of allowance for doubtful accounts of $5,490 and $5,972 at June 30, 2019 and June 30, 2020, respectively	56,204	44,066
Inventories	29,077	20,928
Prepaid expenses and other	9,823	8,207
Property, plant and equipment, net	22,895	24,396
Lease fleet, net	456,822	458,727
Operating lease assets	—	66,225
Goodwill	111,323	97,224
Other intangible assets, net	21,809	18,771

Total assets	$718,312	$756,022

Liabilities
Trade payables and accrued liabilities	$48,460	$46,845
Income taxes payable	506	645
Unearned revenue and advance payments	22,671	24,642
Operating lease liabilities	—	67,142
Senior and other debt, net	411,141	379,798
Fair value of bifurcated derivatives in Convertible Note	19,782	18,325
Deferred tax liabilities	38,711	43,708

Total liabilities	541,271	581,105

Commitments and contingencies (Note 10)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2019 and 2020	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,471,406 shares issued and outstanding at June 30, 2019 and 30,880,531 shares issued and 29,968,766 shares outstanding at June 30, 2020	3	3
Additional paid-in capital	183,933	183,051
Accumulated other comprehensive loss	(18,755)	(22,106)
Accumulated deficit	(28,744)	(20,790)
Treasury stock, at cost; 911,765 shares at June 30, 2020	—	(5,845)

Total General Finance Corporation stockholders’ equity	176,537	174,413
Equity of noncontrolling interests	504	504

Total equity	177,041	174,917

Total liabilities and equity	$718,312	$756,022

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended June 30,
	2018	2019	2020
Revenues
Sales:
Lease inventories and fleet	$122,467	$126,932	$121,323
Manufactured units	9,850	10,784	7,319

	132,317	137,716	128,642
Leasing	214,985	240,490	227,837

	347,302	378,206	356,479

Costs and expenses
Cost of Sales:
Lease inventories and fleet (exclusive of the items shown separately below)	87,779	93,183	87,071
Manufactured units	9,212	8,478	6,082
Direct costs of leasing operations	89,201	91,286	87,216
Selling and general expenses	77,650	81,965	81,342
Impairment of goodwill	—	—	14,160
Depreciation and amortization	39,761	41,704	35,154

Operating income	43,699	61,590	45,454

Interest income	112	191	663
Interest expense (includes cash flow hedge reclassifications from AOCI of an unrealized gain of $12 in 2018)	(33,991)	(35,344)	(26,386)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(13,719)	(24,570)	(5,386)
Foreign exchange and other	(5,887)	(3,513)	304

	(53,485)	(63,236)	(30,805)

Income (loss) before income taxes	(9,786)	(1,646)	14,649
Provision (benefit) for income taxes	(679)	5,820	6,695

Net income (loss)	(9,107)	(7,466)	7,954

Preferred stock dividends	(3,658)	(3,658)	(3,668)
Noncontrolling interest	801	—	—

Net income (loss) attributable to common stockholders	$(11,964)	$(11,124)	$4,286

Net income (loss) per common share:
Basic	$(0.46)	$(0.38)	$0.14
Diluted	(0.46)	(0.38)	0.14

Weighted average shares outstanding:
Basic	26,269,931	29,318,511	30,252,431
Diluted	26,269,931	29,318,511	31,253,784

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

	Year Ended June 30,
	2018	2019	2020
Net income (loss)	$(9,107)	$(7,466)	$7,954

Other comprehensive income (loss):
Change in fair value, net of cash flow hedge reclassifications to the statement of operations of an unrealized gain of $12 in 2018, and net of income tax effect of $28, $606 and $381 in 2018, 2019 and 2020, respectively	(80)	(1,399)	(856)
Cumulative translation adjustment	1,988	(265)	(2,495)

Total comprehensive income (loss)	(7,199)	(9,130)	4,603
Allocated to noncontrolling interests	(1,095)	—	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(8,294)	$(9,130)	$4,603

The accompanying notes are an integral part of these consolidated financial statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Balance at June 30, 2017	$40,100	$3	$120,370	$(12,355)	$(12,972)	$—	$135,146	$88,102	$223,248
Share-based compensation	—	—	3,067	—	—	—	3,067	591	3,658
Preferred stock dividends	—	—	(3,658)	—	—	—	(3,658)	—	(3,658)
Dividends and distributions by subsidiaries	—	—	—	—	—	—	—	(1,038)	(1,038)
Issuance of 237,260 shares of common stock on exercises of stock options	—	—	1,150	—	—	—	1,150	—	1,150
Grant of net 125,885 shares of restricted stock	—	—	—	—	—	—	—	—	—
Grant of 42,773 shares of common stock	—	—	—	—	—	—	—	—	—
Refund from terminated Royal Wolf LTI Plan trust	—	—	338	—	—	—	338	—	338
Net loss	—	—	—	—	(8,306)	—	(8,306)	(801)	(9,107)
Fair value change in derivative, net of related tax effect	—	—	—	(141)	—	—	(141)	61	(80)
Cumulative translation adjustment	—	—	—	153	—	—	153	1,835	1,988
Total comprehensive income	—	—	—	—	—	—	(8,294)	1,095	(7,199)

Acquisition of noncontrolling interest in Royal Wolf	—	—	18,280	(4,748)	—	—	13,532	(88,246)	(74,714)

Balance at June 30, 2018	$40,100	$3	$139,547	$(17,091)	$(21,278)	$—	$141,281	$504	$141,785

Share-based compensation	—	—	2,680	—	—	—	2,680	—	2,680
Preferred stock dividends	—	—	(3,658)	—	—	—	(3,658)	—	(3,658)
Issuance of 142,963 shares of common stock on exercises of stock options	—	—	858	—	—	—	858	—	858
Grant of 185,940 shares of restricted stock	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units into 66,073 shares of common stock	—	—	—	—	—	—	—	—	—
Forced conversion of Convertible Note into 3,058,824 shares of common stock (Note 5)	—	—	44,506	—	—	—	44,506	—	44,506
Net loss	—	—	—	—	(7,466)	—	(7,466)	—	(7,466)
Fair value change in derivative, net of related tax effect	—	—	—	(1,399)	—	—	(1,399)	—	(1,399)
Cumulative translation adjustment	—	—	—	(265)	—	—	(265)	—	(265)
Total comprehensive income	—	—	—	—	—	—	(9,130)	—	(9,130)

Balance at June 30, 2019	$40,100	$3	$183,933	$(18,755)	$(28,744)	$—	$176,537	$504	$177,041

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

	Cumulative Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Treasury Stock	Total General Finance Corporation Stockholders’ Equity	Equity of Noncontrolling Interests	Total Equity
Share-based compensation	$—	$—	$2,656	$—	$—	$—	$2,656	$—	$2,656
Preferred stock dividends	—	—	(3,668)	—	—	—	(3,668)	—	(3,668)
Issuance of 79,500 shares of common stock on exercises of stock options	—	—	130	—	—	—	130	—	130
Grant of 270,235 shares of restricted stock, net of forfeitures	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units into 59,390 shares of common stock	—	—	—	—	—	—	—	—	—
Purchase of 911,765 shares of common stock (Note 5)	—	—	—	—	—	(5,845)	(5,845)	—	(5,845)
Net income	—	—	—	—	7,954	—	7,954	—	7,954
Fair value change in derivative, net of related tax effect	—	—	—	(856)	—	—	(856)	—	(856)
Cumulative translation adjustment	—	—	—	(2,495)	—	—	(2,495)	—	(2,495)

Total comprehensive income	—	—	—	—	—	—	4,603	—	4,603

Balance at June 30, 2020	$40,100	$3	$183,051	$(22,106)	$(20,790)	$(5,845)	$174,413	$504	$174,917

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended June 30,
	2018	2019	2020
Cash flows from operating activities:
Net income (loss)	$(9,107)	$(7,466)	$7,954
Adjustments to reconcile net loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(2)	(149)	(265)
Gain on sales of lease fleet	(8,464)	(9,967)	(10,314)
Gain on bargain purchase of businesses	—	(1,767)	—
Unrealized foreign exchange loss (gain)	6,138	(5,163)	709
Non-cash realized foreign exchange loss (gain)	—	3,554	(534)
Unrealized loss (gain) on forward exchange contracts	(697)	311	213
Unrealized gain on interest rate swaps	(12)	—	—
Change in valuation of bifurcated derivatives in Convertible Notes	13,719	24,570	5,386
Impairment of goodwill	—	—	14,160
Depreciation and amortization	40,335	42,108	35,550
Amortization of deferred financing costs	2,293	2,915	1,852
Accretion of interest	822	(529)	—
Interest deferred on Senior Term Note	3,272	4,798	—
Share-based compensation expense	3,658	2,680	2,656
Deferred income taxes	(2,981)	3,989	4,508
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	(6,446)	(6,368)	11,822
Inventories	7,021	(3,980)	7,919
Prepaid expenses and other	1,170	(1,847)	2,803
Trade payables, accrued liabilities and unearned revenues	6,975	4,108	(7,973)
Income taxes	1,081	290	128

Net cash provided by operating activities	58,775	52,087	76,574

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(15,084)	(18,598)	(2,239)
Acquisition of noncontrolling interest in Royal Wolf	(73,251)	—	—
Proceeds from sales of property, plant and equipment	281	483	483
Purchases of property, plant and equipment	(4,784)	(7,213)	(8,410)
Proceeds from sales of lease fleet	27,481	32,391	33,809
Purchases of lease fleet	(48,566)	(70,891)	(54,013)
Other intangible assets	(577)	(172)	(182)

Net cash used in investing activities	(114,500)	(64,000)	(30,552)

Cash flows from financing activities:
Proceeds from (repayments of) equipment financing activities, net	(512)	122	(586)
Repayment of Credit Suisse Term Loan	(10,000)	—	—
Repayment of ANZ/CBA Credit Facility	(81,521)	—	—
Proceeds from issuance of Bison Notes	80,000	—	—
Repayment of Bison Capital Senior Term Note	—	(63,311)	—
Proceeds from (repayments of) senior and other debt borrowings, net	89,942	67,997	(28,690)
Purchases of common stock	—	—	(5,845)
Deferred financing costs	(3,980)	(427)	(80)
Proceeds from issuances of common stock	1,150	858	130
Dividends and distributions by subsidiaries	(1,038)	—	—
Refund from terminated Royal Wolf LTI Plan trust	338	—	—
Preferred stock dividends	(3,658)	(3,658)	(3,668)

Net cash provided by (used in) financing activities	70,721	1,581	(38,739)

Net increase (decrease) in cash	14,996	(10,332)	7,283
Cash and equivalents at beginning of period	7,792	21,617	10,359
The effect of foreign currency translation on cash	(1,171)	(926)	(164)

Cash and equivalents at end of period	$21,617	$10,359	$17,478

Supplemental disclosure of cash flow information:
Cash paid during the period:
Interest	$31,091	$31,943	$24,839
Income taxes	587	1,131	1,401

Non-cash investing and financing activities:

The Company included non-cash holdback amounts totaling $1,044, $1,907 and $263 as part of the consideration for business acquisitions during the year ended June 30, 2018, 2019 and 2020, respectively (Note 4).

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Unless otherwise indicated, references to “FY 2018,” “FY 2019” and “FY 2020” are to the fiscal years ended June 30, 2018, 2019 and 2020, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include assumptions used in assigning value to identifiable intangible assets at the acquisition date, the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet, derivative liability valuation and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates. The new strain of coronavirus (“COVID-19”) in FY 2020 and the efforts to contain it have, among other things, negatively impacted the global economy and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and the Company’s business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

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

	June 30,
	2019	2020
Finished goods	$25,576	$17,347
Work in-process	1,275	1,161
Raw materials	2,226	2,420

	$29,077	$20,928

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Property, plant and equipment consist of the following (in thousands):

	Estimated Useful Life	June 30,
		2019	2020
Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,893	4,899
Transportation and plant equipment (including finance lease assets – see Note 10)	3 — 20 years	47,433	50,497
Furniture, fixtures and office equipment	3 — 10 years	13,786	14,583

		68,280	72,147
Less accumulated depreciation and amortization		(45,385)	(47,751)

		$22,895	$24,396

Depreciation and amortization expense on property, plant and equipment totaled $6,942,000, $7,477,000 and $6,563,000 for FY 2018, FY 2019 and FY 2020, respectively.

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. The value of the lease fleet (or lease or rental equipment) is recorded at cost and depreciated on the straight-line basis over the estimated useful life (5 - 20 years), after the date the units are put in service, down to their estimated residual values (up to 70% of cost). In the opinion of management, estimated residual values are at or below net realizable values. The Company periodically reviews these depreciation policies in light of various factors, including the practices of the larger competitors in the industry, and its own historical experience. Costs incurred on lease fleet units subsequent to initial acquisition are capitalized when it is probable that future economic benefits in excess of the originally assessed performance will result; otherwise, they are expensed as incurred. At June 30, 2019 and 2020, the gross costs of the lease fleet were $598,757,000 and $613,358,000, respectively. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale.

Depreciation expense on lease fleet totaled $26,522,000, $29,553,000 and $25,241,000 for FY 2018, FY 2019 and FY 2020, respectively.

Impairment of Long-Lived Assets

The Company periodically reviews for the impairment of long-lived assets and assesses when an event or change in circumstances indicates the carrying value of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and the eventual disposition is less than its carrying amount. The Company has determined that no impairment provision related to long-lived assets was required to be recorded as of June 30, 2019 and 2020.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

The purchase consideration of acquired businesses have been allocated to the assets and liabilities acquired based on the estimated fair values on the respective acquisition dates (see Note 4). Based on these values, the excess purchase consideration over the fair value of the net assets acquired was allocated to goodwill. The Company accounts for goodwill in accordance with FASB ASC Topic 350, Intangibles — Goodwill and Other. FASB ASC Topic 350 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires these assets be reviewed for impairment. The Company operates two reportable geographic areas and the vast majority of goodwill recorded (and currently on the books) was in the acquisitions of Royal Wolf, Pac-Van and Lone Star.

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

The North American oil and gas market has been, and the Company expects it to continue to be, highly cyclical, generally fluctuating in correlation with the price of West Texas Intermediate Crude (“WTI”). The decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries has resulted in a substantial decline in WTI prices and drilling activity, which is likely to continue longer than previously anticipated. Specifically impacting the Company is a reduction in drilling activity of oil wells located in the Permian and Eagle Ford shales basins in Texas, the two primary basins in which it operates. At June 30, 2020, the Company’s annual impairment test for Lone Star, which does its business in the Permian and Eagle Ford shales basins, determined that the implied value of goodwill at Lone Star, based on a discounted cash flow basis, was less than its carrying value and, as a result, a $14,160,000 impairment charge was recorded. The Company’s annual impairment assessment at June 30, 2020 for its other operating units concluded that the fair value of the goodwill for each of them was greater than their respective carrying amounts.

Determining the fair value of a reporting unit requires judgment and involves the use of significant estimates and assumptions. The Company based its fair value estimates on assumptions that it believes are reasonable but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The change in the balance of goodwill was as follows (in thousands):

	June 30,
	2018	2019	2020
Beginning of year (a)	$105,129	$109,943	$111,323
Additions to goodwill	5,827	2,819	657
Impairment of goodwill	—	—	(14,160)
Other adjustments, primarily foreign translation effect	(1,013)	(1,439)	(596)

End of year (b)	$109,943	$111,323	$97,224

(a)	Net of accumulated impairment losses of $16,172 for all periods presented.
(b)	Net of accumulated impairment losses of $16,172 at June 30, 2018 and 2019, and $30,332 at June 30, 2020.

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

	June 30, 2019			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	31,069	(17,174)	13,895	31,691	(19,612)	12,079
Non-compete agreements	8,782	(8,031)	751	8,651	(8,226)	425
Deferred financing costs	3,563	(2,290)	1,273	3,643	(2,769)	874
Other	4,328	(3,471)	857	2,828	(2,468)	360

	$53,228	$(31,419)	$21,809	$52,299	$(33,528)	$18,771

The Company reviews intangible assets (those assets resulting from acquisitions) for impairment if it determines, based on a qualitative assessment, that it is more likely than not (i.e., greater than 50%) that fair value might be less than the carrying amount. If the Company determines that fair value is more likely than not less than the carrying amount, then impairment would be quantitatively tested, using historical cash flows and other relevant facts and circumstances as the primary basis for estimates of future cash flows. If it determines that fair value is not likely to be less than the carrying amount, then no further testing would be required. The Company conducted its review at each fiscal year-end, which did not result in an impairment adjustment at June 30, 2019 and 2020. Determining the fair value of intangible assets involves the use of significant estimates and assumptions, which the Company believes are reasonable, but are uncertain and subject to changes in market conditions.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense related to amortizable intangible assets, other than deferred financing costs, totaled $6,871,000, $5,078,000 and $3,746,000 for FY 2018, FY 2019 and FY 2020, respectively. Amortization expense, which is included in interest expense, related to deferred financing costs recorded as amortizable intangible assets totaled $446,000, $559,000 and $479,000 for FY 2018, FY 2019 and FY 2020, respectively.

The estimated future amortization of intangible assets with finite useful lives as of June 30, 2020 is as follows (in thousands):

Year Ending June 30,
2021	$3,195
2022	2,558
2023	1,773
2024	1,381
2025	1,211
Thereafter	3,620

$13,738

The weighted-average remaining useful life of the finite intangible assets was approximately 8.4 years at June 30, 2020.

Defined Contribution Benefit Plan

Obligations for contributions to defined contribution benefit plans are recognized as an expense in the statement of operations as incurred. Contributions to defined contribution benefit plans in FY 2018, FY 2019 and FY 2020 were $1,552,000, $1,588,000 and $1,631,000, respectively.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during FY 2020, FY 2019 and FY 2018 were $52,048,000, $55,235,000 and $47,600,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2019 and June 30, 2020, we had approximately $22,671,000 and $24,642,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $15,453,000, which were included in the unearned rental revenue balance at June 30, 2019, were recognized during FY 2020. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

type warranties and as of June 30, 2019 and June 30, 2020, the Company had $219,331 and $136,394, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	FY 2020
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Non-lease:
Sales lease inventories and fleet	$68,767	$35	$68,802	$—	$—	$68,802	$52,521	$121,323
Sales manufactured units	—	—	—	12,451	(5,132)	7,319	—	7,319

Total non-lease revenues	68,767	35	68,802	12,451	(5,132)	76,121	52,521	128,642

Leasing:
Rental revenue	99,101	12,954	112,055	—	(616)	111,439	47,648	159,087
Rental-related services	40,206	13,069	53,275	—	—	53,275	15,475	68,750

Total leasing revenues	139,307	26,023	165,330	—	(616)	164,714	63,123	227,837

Total revenues	$208,074	$26,058	$234,132	$12,451	$(5,748)	$240,835	$115,644	$356,479

	FY 2019
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Non-lease:
Sales lease inventories and fleet	$72,241	$—	$72,241	$—	$—	$72,241	$54,691	$126,932
Sales manufactured units	—	—	—	14,922	(4,138)	10,784	—	10,784

Total non-lease revenues	72,241	—	72,241	14,922	(4,138)	83,025	54,691	137,716

Leasing:
Rental revenue	101,830	25,269	127,099	—	(1,862)	125,237	49,813	175,050
Rental-related services	28,631	21,955	50,586	—	—	50,586	14,854	65,440

Total leasing revenues	130,461	47,224	177,685	—	(1,862)	175,823	64,667	240,490

Total revenues	$202,702	$47,224	$249,926	$14,922	$(6,000)	$258,848	$119,358	$378,206

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising

Advertising costs are generally expensed as incurred. At June 30, 2019 and 2020, prepaid advertising costs were not significant. Advertising costs expensed were approximately $3,834,000, $3,587,000 and $3,674,000 for FY 2018, FY 2019 and FY 2020, respectively.

Shipping and Handling Costs

The Company reports shipping and handling costs, primarily related to outbound freight in its North American manufacturing operations, as a component of selling and general expenses. Shipping and handling costs totaled $483,000, $546,000 and $149,000 in FY 2018, FY 2019 and FY 2020, respectively. Freight charges billed to customers are recorded as revenue and included in sales.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for temporary differences between the financial reporting basis and income tax basis of assets and liabilities at the balance sheet date multiplied by the applicable tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. The Company files U.S. Federal tax returns, multiple U.S. state (and state franchise) tax returns and Australian, New Zealand and Canadian tax returns. For U.S. Federal tax purposes, all periods subsequent to June 30, 2016 are subject to examination by the U.S. Internal Revenue Service (“IRS”); and, for U.S. state tax purposes, with few exceptions and depending on the state, periods subsequent to June 30, 2015 are subject to examination by the respective state’s taxation authorities. Periods subsequent to June 30, 2016, June 30, 2015 and June 30, 2013 are subject to examination by the respective taxation authorities in Canada, Australia and New Zealand, respectively. Tax records are required to be kept for five years and seven years in Australia and New Zealand, respectively. The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adjustments that would result in a material change. Therefore, no reserves for uncertain income tax positions have been recorded. In addition, the Company does not anticipate that the total amount of unrecognized tax benefit related to any particular tax position will change significantly within the next 12 months. The Company’s policy for recording interest and penalties, if any, will be to record such items as a component of income taxes.

Enacted U.S. Federal Tax Legislation

Introduced initially as the Tax Cuts and Jobs Act, the Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (the “Act”) was enacted on December 22, 2017. The Act applied to corporations generally beginning with taxable years starting after December 31, 2017, or FY 2019 for the Company, and reduced the corporate tax rate from a graduated set of rates with a maximum 35% tax rate to a flat 21% tax rate. Additionally, the Act introduced other changes that impact corporations, including a net operating loss (“NOL”) deduction annual limitation, an interest expense deduction annual limitation, elimination of the alternative minimum tax, and immediate expensing of the full cost of qualified property. The Act also introduced an international tax reform that moved the U.S. toward a territorial system, in which income earned in other countries will generally not be subject to U.S. taxation. However, the accumulated foreign earnings of certain foreign corporations was subject to a one-time transition tax, which can be elected to be paid over an eight-year tax transition period, using specified percentages, or in one lump sum. NOL and foreign tax credit (“FTC”) carryforwards can be used to offset the transition tax liability. Any transition tax to be paid on accumulated foreign earnings was not significant since the Company had available NOL and FTC carryforwards to offset any transitional taxes that would be otherwise payable. In addition, the Act introduced a tax on Global Intangible Low-Taxed Income (“GILTI”) to include in its gross income annually.

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

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020. Among other things, the CARES Act includes changes to the tax treatment of NOLs for corporations. It temporarily removes the limitations on NOL carryforwards to years beginning before January 1, 2021 and allows for NOL carrybacks. It also temporarily increases the annual limitation on interest expense. The CARES Act did not have a significant impact on the Company’s income tax provision for FY 2020.

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

	FY 2018	FY 2019	FY 2020
Basic	26,269,931	29,318,511	30,252,431
Dilutive effect of common stock equivalents	—	—	1,001,353

Diluted	26,269,931	29,318,511	31,253,784

Potential common stock equivalents totaling 5,475,347, 2,144,800 and 1,115,215 for FY 2018, FY 2019 and FY 2020, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected based on relevant historical information from historical experience, adjusted for current conditions and reasonable and supportable forecasts that affect collectability. Credit losses relating to these financial assets are recorded through an allowance for credit losses. This standard is effective on July 1, 2020 and the Company does not expect its adoption to have a material effect on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which is elective, and provides for optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The Company is currently evaluating the impact of reference rate reform and potential impact of adoption of these elective practical expedients on its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2019 and 2020, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2019 and 2020, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of June 30, 2020, since issuance, dividends paid or payable totaled $109,000 for the Series B Preferred Stock and dividends paid totaled $25,400,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accounting for the purchase consideration and total transaction-related costs of $70,402,000 and $2,299,000 (net of income tax effect of $550,000), respectively, as well as the adjustment to the accumulated other comprehensive income (loss) and reclassification of the noncontrolling interest of Royal Wolf to the Company’s equity accounts, have been recorded as equity transactions in FY 2018.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The allocation for the acquisition in FY 2019 to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

	Spacewise NZ July 2, 2018	Delmarva August 9, 2018	Instant Storage September 21, 2018	Tilton October 5, 2018	BBS Leasing March 27, 2019	Pier Mobile May 7, 2019	Total
Fair value of the net tangible assets acquired and liabilities assumed:
Trade and other receivables	$—	$—	$—	$—	$—	$—	$—
Inventories	995	157	555	318	355	682	3,062
Property, plant and equipment	79	38	465	329	—	195	1,106
Lease fleet	6,834	893	3,013	2,775	234	504	14,253
Unearned revenue and advance payments	(5)	(112)	(289)	(260)	(35)	(30)	(731)
Deferred income taxes	(225)	—	—	—	—	—	(225)

Total net tangible assets acquired and liabilities assumed	7,678	976	3,744	3,162	554	1,351	17,465
Fair value of intangible assets acquired:
Non-compete agreement	67	7	44	42	15	15	190
Customer lists/relationships	734	—	369	576	254	171	2,104
Other	—	—	(306)	—	—	—	(306)
Goodwill	—	—	717	1,651	294	157	2,819

Total intangible assets acquired	801	7	824	2,269	563	343	4,807

Total net tangible and intangible assets acquired	$8,479	$983	$4,568	$5,431	$1,117	$1,694	$22,272

The FY 2019 operating results prior to and since the respective date of acquisition were not considered significant.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FY 2020 Acquisition

On February 28, 2020, the Company, through Pac-Van, purchased the storage container and storage trailer business of Mar-Rube Trailer Rental (“Mar-Rube”) for approximately $2,502,000, which included a general indemnity and other adjustment amounts of $263,000. Mar-Rube is located in Baltimore, Maryland. The allocation to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

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

The estimated fair value of the tangible and intangible assets acquired and liabilities assumed exceeded the purchase prices of Spacewise NZ and Delmarva resulting in estimated bargain purchase gains of $1,142,000 and $625,000, respectively, in FY 2019. These gains have been recorded as non-operating income in the accompanying consolidated statements of operations.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the FY 2018 acquisitions, the FY 2019 acquisitions of Instant Storage, Tilton, BBS Leasing and Pier Mobile, and the FY 2020 acquisition of Mar-Rube are all deductible for U.S. income tax purposes.

The Company incurred approximately $163,000 during FY 2018, $399,000 during FY 2019 and $562,000 during FY 2020 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $29,574,200 (AUS$43,000,000) Facility A that will amortize semi-annually; a $80,125,300 (AUS$116,500,000) Facility B that has no scheduled amortization; a $13,755,400 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $25,791,400 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSY”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $1,974,900 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $723,300 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2021, with no prepayment penalty due after March 22, 2021.

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

At June 30, 2020, borrowings under the Deutsche Bank Credit Facility totaled $123,955,000 (AUS$180,227,000), net of deferred financing costs of $269,000 (AUS$391,000), and availability, including cash at the bank, totaled $28,387,000 (AUS$41,274,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.687771 U.S. dollar and one New Zealand dollar to 0.642807 U.S. dollar at June 30, 2020.

Bison Capital Notes

General

On September 19, 2017, Bison Capital Equity Partners V, L.P and its affiliates (“Bison Capital”), GFN, GFN U.S., GFNAPH and GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”), entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Original Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Original Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under the term loan to Credit Suisse, to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.

The Bison Capital Notes had a maturity of five years and bore interest from the date of issuance, payable quarterly in arrears beginning on January 2, 2018. The Bison Capital Notes may have been prepaid at 102% of the original principal amount, plus accrued interest, after the first anniversary and prior to the second anniversary

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

By Letter of Instruction dated September 25, 2017, Bison Capital instructed GFN to transfer the interests in the Original Convertible Note and to issue four new secured senior convertible notes: a $7,750,000 secured senior convertible note held by Teachers Insurance and Association of America (the “TIAA Convertible Note”), a $7,750,000 secured senior convertible note held by General Electric Pension Trust (the “GEPT Convertible Note) and two secured senior convertible notes totaling $10,500,000 held by Bison Capital (the “Bison Convertible Notes” ). Collectively, these four new secured senior convertible notes are referred to as the “Convertible Notes.”

On March 25, 2019, the Senior Term Note was repaid in full by proceeds totaling $63,311,000 (AUS$89,804,000) borrowed under the Deutsche Bank Credit Facility, which included interest the Company elected to defer and a prepayment fee of two percent.

Convertible Notes

At any time prior to maturity, the holders may have converted unpaid principal and interest under the Convertible Notes into shares of GFN common stock based upon a price of $8.50 per share (3,058,824 shares based on the original $26,000,000 principal amount), subject to adjustment as described in the Convertible Notes. If GFN common stock traded above 150% of the conversion price over 30 consecutive trading days and the aggregate dollar value of all GFN common stock traded on NASDAQ exceeded $600,000 over the last 20 consecutive days of the same 30-day period, GFN may have forced the holders to convert all or a portion of the Convertible Notes. Such a conversion threshold occurred on September 5, 2018, and on September 6, 2018 the Company elected to force the conversion and delivered a notice to the holders requiring the conversion of the Convertible Notes into a total of 3,058,824 shares of the Company’s common stock effective September 10, 2018. The Convertible Notes included a provision which required GFNAPH to pay the holders, via the payment of principal, interest and the realized value of GFN common stock received after conversion of the Convertible Notes, a minimum return of 1.75 times the original principal amount. In the event that the holders of the Convertible Notes receive aggregate proceeds in excess of $48,900,000 from the sale of GFN common stock received after the conversion of the Convertible Notes, then 50% of the interest actually paid to the holders (such amount, the “Price Increase”) shall be repaid by the holders of the Convertible Notes by either (i) paying such Price Increase to GFNAPH in the form of cash, (ii) returning to GFN shares of GFN Common Stock with a value equal to the Price Increase or (iii) any combination of (i) or (ii) above that if the aggregate equals the Price Increase. The value of the GFN common stock for purposes of the return of shares to GFN shall be deemed to be the average price per share of GFN common stock realized by the holders in the sale of such shares. The holders of the Convertible Notes may satisfy such obligations by returning to GFN shares of GFN common stock with an aggregate value equivalent to the Price Increase. Although the conversion feature of this minimum return provision was included in the conversion rights derivative discussed below, as a result of the forced conversion,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

this embedded derivative with a fair value of $8,918,000 at September 10, 2018 remains bifurcated and separately accounted for on a standalone basis. The Company determined the fair value using a valuation model and market prices and will reassess its value at each reporting period, with any changes in value reported in the accompanying consolidated statements of operations.

In June 2020, General Electric Pension Trust (‘GEPT”) elected to sell the 911,765 shares of GFN common stock they own from the conversion of the GEPT Convertible Note. At a meeting on June 18, 2020, the GFN Board of Directors approved GFN buying GEPT’s shares (versus an open market sale by GEPT), as well as entering into an agreement with GEPT to satisfy their remaining minimum return liability in two equal payments, the first one due October 1, 2020 and the second one on January 1, 2021, as well as approving that the bifurcated minimum return derivative liability will be assumed by GFN U.S. effective June 30, 2020. The shares were purchased by the Company at a closing market price on June 22, 2020 of $6.40, resulting in realized gross proceeds to GEPT of $5,835,000, and leaving a remaining minimum return liability of $6,843,000. The GFN shares purchased from GEPT, plus commission of $10,000, was recorded as treasury stock and the minimum return liability due GEPT is included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. The entire bifurcated minimum return derivative liability was revalued at June 22, 2020, and the difference of $436,000 between this valuation and the previous valuation at March 31, 2020 was recognized as a loss in the consolidated statements of operations during the fourth quarter of FY 2020. In addition, the difference of $1,081,000 between the remaining minimum return liability of $6,843,000 due GEPT and its value at June 22, 2020 prior to its assumption by GFN was recognized as a gain in the consolidated statements of operations during the fourth quarter of FY 2020. At June 30, 2020, the fair value of the bifurcated minimum return derivative liability for the remaining 2,147,059 shares remaining from the conversion of the TIAA Convertible Note and Bison Convertible Notes was $18,325,000.

The Company evaluated the Convertible Notes at issuance and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Notes, met the definition of a derivative and none of the exceptions applied. As a result, the Company separately accounted for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Notes. The Company determined the fair value of the bifurcated derivative using a valuation model and market prices and reassessed its fair value at the end of each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 10, 2018, prior to conversion, the fair value of this bifurcated derivative was $29,288,000, of which $20,370,000 was extinguished upon the conversion of the Convertible Notes into shares of the Company’s common stock. The value of the shares received was recorded as a benefit to equity of $44,506,000 in FY 2019.

North America Senior Credit Facility

At March 31, 2020, the North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) had a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. Prior to the issuance of these consolidated financial statements, the Company,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

among other things, approved and implemented a plan for a private placement senior notes offering that could, if market conditions dictate, revert to a public offering. The Company has obtained indications of interest and is in the process of evaluating these and other alternatives. Management of the Company believes that it is probable that this plan, or a combination of this and other contemplated actions, would occur to satisfy the Senior Notes prior to March 24, 2021. There was also a separate loan agreement with Great American Capital Partners (“GACP”), where GACP provided a First-In, Last-Out Term Loan (“FILO Term Loan”) within the Wells Fargo Credit Facility in the amount of $20,000,000 that had the same maturity date and commenced principal amortization on October 1, 2018 at $500,000 per quarter. On December 24, 2018, the FILO Term Loan, with a principal balance of $19,500,000, including accrued interest and prepayment fee of one percent, was repaid in full through borrowings from the Wells Fargo Credit Facility and all terms and provisions relating to the FILO Term Loan were terminated within the credit agreement.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate and a range of 2.50% to 3.00%. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate. There is an unused commitment fee of 0.250% - 0.375%, based on the average revolver usage. The FILO Term Loan that was within the Wells Fargo Credit Facility bore interest at 11.00% above the LIBOR rate, with a LIBOR rate floor of 1.00%.

The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a covenant that would require repayment upon a change in control, as defined.

At June 30, 2020, borrowings and availability under the Wells Fargo Credit Facility totaled $171,083,000 and $101,728,000, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($76,184,000 and $76,763,000, net of unamortized debt issuance costs of $1,206,000 and $627,000, at June 30, 2019 and June 30, 2020, respectively).

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had an option, prior to July 31, 2017, to redeem the Senior Notes in whole or in part upon the payment of 100% of the principal amount of the Senior Notes being redeemed, plus any additional amount required by the Indenture. In addition, the Company may have redeemed up to 35% of the aggregate outstanding principal amount of the Senior Notes before July 31, 2017 with the net cash proceeds from certain equity offerings at a redemption price of 108.125% of the principal amount plus accrued and unpaid interest. If the Company sells certain of its assets or experiences specific kinds of changes in control, as defined, it must offer to redeem the Senior Notes. The Company may, at its option, at any time and from time to time, on or after July 31, 2017, redeem the Senior Notes in whole or in part. The Senior Notes will be redeemable at a redemption price initially equal to 106.094% (102.031% at June 30, 2020) of the principal amount of the Senior Notes (and which declines each year on July 31 and at July 31, 2020 it will be 100.00%) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At June 30, 2020, equipment financing (finance lease liabilities – see Note 10) and other debt totaled $7,997,000.

The Company was in compliance with the financial covenants under all its credit facilities as of June 30, 2020.

The weighted-average interest rate in the Asia-Pacific area was 10.1%, 10.0% and 7.6% in FY 2018, FY 2019 and FY 2020, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 6.2%, 6.6% and 5.5% in FY 2018, FY 2019 and FY 2020, respectively, which does not include the effect of the amortization of deferred financing costs and accretion.

Senior and other debt consisted of the following at June 30, 2019 and 2020 (in thousands):

	June 30,
	2019	2020
Deutsche Bank Credit Facility, net	$134,414	$123,955
Wells Fargo Credit Facility	193,587	171,083
Senior Notes, net	76,184	76,763
Equipment Financing and Other	6,956	7,997

	$411,141	$379,798

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Maturities on Senior and Other Debt

The scheduled maturities for the senior credit facilities senior subordinated notes and other debt at June 30, 2020 were as follows (in thousands):

Year Ending June 30,
2021	$10,504
2022	254,602	(a)
2023	6,551
2024	108,441
2025	512
Thereafter	84

	380,694
Less – deferred financing costs	(896)

	$379,798

(a)	Wells Fargo Credit Facility is reflected as maturing on March 24, 2022.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2019	June 30, 2020
Swap Contracts	Trade payables and accrued liabilities	$2,223	$3,456
Forward-Exchange Contracts	Trade and other receivables	2	—
	Trade payables and accrued liabilities	18	258
Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	19,782	18,325

Type of Derivative Contract	Statement of Operations Classification	FY 2018	FY 2019	FY 2020
Swap Contracts	Unrealized gain included in interest expense	$12	$—	$—
Forward-Exchange Contracts	Unrealized foreign currency exchange gain (loss)	697	(311)	(213)
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	(13,719)	(24,570)	(5,386)

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

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the reporting dates (Level 2 fair value measurement). As of June 30, 2019 and 2020, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	June 30,
	2019	2020
Notional amounts	$70,287	$68,777
Fixed/Strike Rates	7.42%	7.17%
Floating Rates	6.70%	5.35%
Fair Value of Combined Contracts	$(2,233)	$(3,456)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2019, there were 21 open forward exchange that mature between July 2019 and October 2019; and, as of June 30, 2020, there 13 open forward exchange contracts that mature between July 2020 and October 2020, as follows (dollars in thousands):

	June 30,	June 30,
	2019	2020
Notional amounts	$9,305	$3,087
Exchange/Strike Rates (AUD to USD)	0.67313 - 0.72039	0.56516 - 0.68863
Fair Value of Combined Contracts	$(16)	$(258)

In FY 2018, FY 2019 and FY 2020, net unrealized and realized foreign exchange gains (losses) totaled $(6,138,00) and $(451,000), $5,163,000 and $(10,159,000) and $(709,000) and $1,224,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2019 and 2020 was determined to be approximately

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$402,245,000 (carrying value of $406,499,000, gross of deferred financing costs of $2,314,000) and $366,554,000 (carrying value of $372,697,000, gross of deferred financing costs of $896,000), respectively. The Company also determined that the fair value of its other debt of $6,956,000 and $7,997,000 at June 30, 2019 and 2020, respectively, approximated or would not vary significantly from their carrying values.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Credit Risk and Allowance for Doubtful Accounts

Financial instruments potentially exposing the Company to concentrations of credit risk consist primarily of receivables. Concentrations of credit risk with respect to receivables are limited due to the large number of customers spread over a large geographic area in many industry sectors and no single customer accounted for more than 10% of consolidated revenues or trade receivables during and at the periods presented. However, in our North American leasing operations a significant portion of the business activity are with companies in the construction and energy (oil and gas and mining) industries. Revenues from the construction industry totaled $44,769,000 during FY 2018. Revenues and receivables from the construction industry totaled $55,978,000 and $8,142,000 during FY 2019 and at June 30, 2019, respectively; and $61,937,000 and $6,186,000 during FY 2020 and at June 30, 2020, respectively. Revenues of $49,322,000, $58,660,000 and $35,452,000 during FY 2018, FY 2019 and FY 2020, respectively; and receivables of $13,967,000 and $4,825,000 at June 30, 2019 and 2020, respectively, were from the energy industry.

The Company’s receivables related to sales of lease inventories and fleet are generally secured by the equipment sold to the customer. The Company’s receivables related to leasing operations are primarily amounts generated from both off-site and on-site customers. The Company has the right to repossess lease equipment for nonpayment. It is the Company’s policy that all customers who wish to purchase or lease containers on credit terms are subject to credit verification procedures and the Company will agree to terms with customers believed to be creditworthy. In addition, receivable balances are monitored on an ongoing basis with the result that the Company’s exposure to bad debts is not typically significant. Net allowance for doubtful accounts provided and uncollectible accounts written off, net of recoveries and other, was $1,850,000 and $2,570,000, $1,559,000 and $1,702,000 and $2,614,000 and $2,102,000 for FY 2018, FY 2019 and FY 2020, respectively. The translation gain (loss) to the allowance for doubtful accounts for FY 2018, FY 2019 and FY 2020 was $20,000, $(54,000) and $(30,000), respectively.

With respect to credit risk arising from the other significant financial assets of the Company, which comprise cash and cash equivalents, available-for-sale financial assets and certain derivative instruments, the Company’s exposure to credit risk arises from default of the counter party, with a maximum exposure equal to the carrying amount of these instruments. As the counter party for derivative instruments is typically a bank, the Company has assessed this as a low risk.

Note 7. Income Taxes

Income (loss) before provision for income taxes consisted of the following (in thousands):

	FY 2018	FY 2019	FY 2020
North America	$11,739	$29,205	$12,181
Asia-Pacific	(21,525)	(30,851)	2,468

	$(9,786)	$(1,646)	$14,649

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision (benefit) for income taxes consisted of the following (in thousands):

	FY 2018	FY 2019	FY 2020
Current:
U.S. Federal	$—	$—	$(150)
State	481	504	755
Foreign	1,925	1,574	1,092

	2,406	2,078	1,697

Deferred:
U.S. Federal	(1,323)	5,026	3,154
State	844	1,397	641
Foreign	(2,606)	(2,681)	1,203

	(3,085)	3,742	4,998

	$(679)	$5,820	$6,695

The components of the net deferred tax liability are as follows (in thousands):

	June 30,
	2019	2020
Deferred tax assets:
Net operating loss and tax credit carryforwards	$16,928	$24,510
Accrued compensation and other benefits	3,029	2,988
Allowance for doubtful accounts	1,279	1,365
Deferred revenue and expenses	3,892	4,784
Operating lease assets	—	20,820

Total deferred tax assets	25,128	54,467

Deferred tax liabilities:
Accelerated tax depreciation and amortization	(63,310)	(76,415)
Operating lease liabilities	—	(20,498)

Total deferred tax liabilities	(63,310)	(96,913)

Valuation allowance	(529)	(1,262)

Net deferred tax liabilities	$(38,711)	$(43,708)

At June 30, 2020, the Company had a U.S. federal net operating loss carryforward of $103,766,000, which expires if unused during fiscal years ending June 30, 2030 – 2038, and state net operating loss carryforwards of $31,838,000, which will begin expiring in the fiscal year ending June 30, 2021. As a result of transactions of its publicly-held common stock, it is possible to have a change in ownership for federal income tax purposes, which can limit the amount of net operating loss currently available as a deduction. The Company has determined that, as of June 30, 2020, there was not a significant limitation from any such ownership changes. As a result of the stock ownership change in the Pac-Van acquisition in October 2008, there was a limitation on the net operating loss carryforward for the period preceding the ownership change. However, this net operating loss carryforward is fully available and fully utilized in the current year.

For income tax purposes, deductible compensation related to non-qualified stock option awards is based on the value of the award when realized, which may be different than the compensation expense recognized in the

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Management evaluates the ability to realize its deferred tax assets on a quarterly basis and adjusts the amount of its valuation allowance if necessary. As of June 30, 2019 and 2020, the Company recorded a valuation allowance of $529,000 and $1,262,000, respectively, for foreign tax credit carryforwards and state net operating loss carryforwards that it believes will not be realized.

A reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate is as follows:

	FY 2018	FY 2019	FY 2020
Federal statutory rate	28.0%	21.0%	21.0%
Change in valuation of bifurcated derivative in Convertible Note	(42.7)	(521.3)	12.8
State and Asia-Pacific taxes, net of U.S. federal tax benefit	6.0	117.2	7.8
Adjustment of net deferred tax liability for enacted tax rate change by the Act	18.8	21.2	—
Adjustment for previously unrecognized net tax deficiency related to equity compensation activity prior to July 1, 2017	(1.1)	—	—
Net tax benefit related to equity compensation activity	0.4	15.4	(0.5)
GILTI tax adjustment	—	—	4.6
Tax credit adjustment	—	—	(3.3)
Valuation allowance	(3.4)	(12.1)	5.0
Other	0.9	5.0	(1.7)

Effective tax rate	6.9%	(353.6%)	45.7%

Note 8. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and, on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $112,000 in FY 2018, $111,000 in FY 2019 and $112,000 in FY 2020.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $131,000 in FY 2018, $176,000 in FY 2019 and $156,000 in FY 2020. FY 2019 includes an estimated property tax catch-up of $29,000 paid directly to the landlord.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At June 30, 2020, 394,663 shares remained available for grant.

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

On February 11, 2020 (the “February 2020 Grant”), the Company granted 1,723 time-based and 1,722 performance-based options to a key employee of Royal Wolf to purchase a total of 3,445 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $9.49 per share. The options under the February 2020 Grant vest over 31—36 months from the date of grant, with the vesting of the performance-based options subject to the attainment of the targets. The fair value of the stock options in the February 2020 Grant was $4.49, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 1.515%, an expected life of 7.5 years, an expected volatility of 42.68% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At June 30, 2020, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2018, FY 2019 and FY 2020 follows:

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2017	2,061,057	$4.92
Granted	306,280	6.49
Exercised	(237,260)	4.85
Forfeited or expired	(305,167)	8.96

Outstanding at June 30, 2018	1,824,910	$4.52	5.8

Exercisable at June 30, 2018	1,333,564	$4.01	4.5

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2018	1,824,910	$4.52
Granted	3,249	10.34
Exercised	(142,963)	6.01
Forfeited or expired	(9,000)	6.50

Outstanding at June 30, 2019	1,676,196	$4.39	5.0

Vested and expected to vest at June 30, 2019	1,676,196	$4.39	5.0

Exercisable at June 30, 2019	1,360,361	$4.03	4.4

	Number of Options (Shares)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Outstanding at June 30, 2019	1,676,196	$4.39
Granted	3,445	9.49
Exercised	(79,500)	1.63
Forfeited or expired	(600)	1.28

Outstanding at June 30, 2020	1,599,541	$4.54	4.2

Vested and expected to vest at June 30, 2020	1,599,541	$4.54	4.2

Exercisable at June 30, 2020	1,491,836	$4.39	4.0

At June 30, 2020, outstanding time-based options and performance-based options totaled 1,058,095 and 541,446, respectively. Also at that date, the Company’s market price for its common stock was $6.71 per share, which was above the exercise prices of over 90% of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $3,631,700. Share-based compensation of $9,489,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2020. At that date, there remains $139,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of less than one year.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at June 30, 2017	480,310	$4.54	—	$—
Granted	125,885	9.69	211,763	7.15
Vested	(226,345)	4.42	—	—
Forfeited	—	—	—	—

Nonvested at June 30, 2018	379,850	6.32	211,763	7.15
Granted	185,940	8.91	20,590	10.34
Vested	(236,373)	5.63	(66,073)	7.15
Forfeited	—	—	(27,093)	7.15

Nonvested at June 30, 2019	329,417	8.28	139,187	7.62
Granted	271,235	7.51	29,131	9.49
Vested	(191,553)	7.76	(59,390)	7.52
Forfeited	(1,000)	10.34	—	—

Nonvested at June 30, 2020	408,099	$8.00	108,928	$8.18

Share-based compensation of $6,001,000 and $1,466,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through June 30, 2020. At that date, there remains $2,976,000 and $345,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of over approximately 0.43 year – 3.19 years and 1.20 - 2.61 years, respectively, for the restricted stock and RSU.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Leases

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future payments of operating lease liabilities at June 30, 2020 are as follows (in thousands):

Year Ending June 30,
2021	$11,628
2022	10,336
2022	9,121
2024	7,858
2025	6,750
Thereafter	57,190

Total commitments	102,883
Less – effect of discounting	(35,741)

$67,142

Non-cancellable operating lease rentals at June 30, 2019 are payable as follows (in thousands):

Year Ending June 30,
2020	$11,655
2021	9,198
2022	6,585
2023	4,992
2024	3,103
Thereafter	9,091

$44,624

Operating Lease Expense and Activity

Payments due under lease contracts include fixed payments plus, if applicable, variable payments. Fixed payments under leases are recognized on a straight-line basis over the term of the lease, including any periods of

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating lease activity during the periods was as follows (in thousands):

FY 2020
Expense:
Short-term lease expense	$3,660
Fixed lease expense	13,137
Variable lease expense	1,411
Sublease income	(4,678)

$13,530

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$12,058
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	5,349

The weighted-average remaining lease term and weighted average discount rate for operating leases at June 30, 2020 was 12.6 years and 6.3%, respectively. Rental expense on non-cancellable operating leases during FY 2018 and FY 2019 was $13,004,000 and $13,439,000, respectively.

Finance Leases

Specific criteria differentiate a finance lease from an operating lease, but generally leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as finance leases. At adoption of ASU No. 2016-02, all previously classified capital leases were classified as finance leases. In the accompanying consolidated balance sheets, finance lease assets are included in property, plant and equipment (see Note 2), while finance lease liabilities are included in senior and other debt (see Note 5). Finance leased assets as of June 30, 2019 and 2020, include gross costs of $10,804,000 and $8,650,000, and accumulated amortization of $5,655,000 and $2,871,000, resulting in a net book value of $5,149,000 and $5,779,000, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sales-Type and Operating Fleet Leases

Future minimum receipts under sales-type and operating fleet leases at June 30, 2020 are as follows (in thousands):

Year Ending June 30,
2021	$18,389
2022	2,440
2023	781
2024	568
2025	1,034
Thereafter	1

$23,213

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2019 and June 30, 2020, reported liability totaled $1,335,000 and $1,278,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Detail of Certain Accounts

Trade payables and accrued liabilities consist of the following (in thousands):

	June 30,
	2019	2020
Trade payables	$20,448	$14,951
Checks written in excess of bank balance	104	—
Payroll and related	11,506	9,995
Taxes, other than income	1,970	1,658
Fair value of interest swap and forward currency exchange contacts	2,233	3,714
Accrued interest	3,682	3,323
Deferred consideration	1,831	281
Warranty reserve	219	136
Self-insured reported liability	1,335	1,278
GEPT minimum return liability	—	6,843
Other accruals	5,132	4,666

	$48,460	$46,845

Note 12. Segment Reporting

We have two geographic areas that include four operating segments; the Asia-Pacific area, consisting of the leasing operations of Royal Wolf, and North America, consisting of the combined leasing operations of Pac-Van and Lone Star, and the manufacturing operations of Southern Frac. Discrete financial data on each of the Company’s products is not available and it would be impractical to collect and maintain financial data in such a manner. In managing the Company’s business, senior management focuses on primarily growing its leasing revenues and operating cash flow (EBITDA), and investing in its lease fleet through capital purchases and acquisitions. Transactions between reportable segments included in the tables below are recorded on an arms-length basis at market in conformity with U.S. GAAP and the Company’s significant accounting policies (see Note 2). The tables below represent the Company’s revenues from external customers, share-based compensation expense, impairment of goodwill, depreciation and amortization, operating income, interest income and expense, expenditures for additions to long-lived assets (consisting of lease fleet and property, plant and equipment), long-lived assets, operating lease assets and goodwill; as attributed to its geographic and operating segments (in thousands):

	FY 2020
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$68,767	$35	$68,802	$12,451	$(5,132)	$76,121	$52,521	$128,642
Leasing	139,307	26,023	165,330	—	(616)	164,714	63,123	227,837

	$208,074	$26,058	$234,132	$12,451	$(5,748)	$240,835	$115,644	$356,479

Share-based compensation	$405	$48	$453	$37	$1,397	$1,887	$769	$2,656

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	FY 2020
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Impairment of goodwill	$—	$14,160	$14,160	$—	$—	$14,160	$—	$14,160

Depreciation and amortization	$16,361	$6,373	$22,734	$396	$(716)	$22,414	$13,136	$35,550

Operating income (loss)	$45,430	$(11,284)	$34,146	$472	$(6,373)	$28,245	$17,209	$45,454

Interest income	$—	$—	$—	$—	$3	$3	$660	$663

Interest expense	$8,730	$298	$9,028	$106	$6,867	$16,001	$10,385	$26,386

Additions to long-lived assets	$46,370	$925	$47,295	$49	$(220)	$47,124	$15,299	$62,423

	At June 30, 2020
Long-lived assets	$320,956	$40,234	$361,190	$1,361	$(9,145)	$353,406	$129,717	$483,123

Operating lease assets	$25,602	$2,441	$28,043	$244	$267	$28,554	$37,671	$66,225

Goodwill	$65,123	$6,622	$71,745	$—	$—	$71,745	$25,479	$97,224

	FY 2019
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$72,241	$—	$72,241	$14,922	$(4,138)	$83,025	$54,691	$137,716
Leasing	130,461	47,224	177,685	—	(1,862)	175,823	64,667	240,490

	$202,702	$47,224	$249,926	$14,922	$(6,000)	$258,848	$119,358	$378,206

Share-based compensation	$331	$33	$364	$27	$1,562	$1,953	$727	$2,680

Depreciation and amortization	$15,524	$8,936	$24,460	$404	$(741)	$24,123	$17,985	$42,108

Operating income	$39,497	$14,236	$53,733	$1,044	$(6,708)	$48,069	$13,521	$61,590

Interest income	$—	$—	$—	$—	$7	$7	$184	$191

Interest expense	$11,215	$1,130	$12,345	$257	$6,843	$19,445	$15,899	$35,344

Additions to long-lived assets	$53,235	$1,783	$55,018	$27	$(227)	$54,818	$23,286	$78,104

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	At June 30, 2019
Long-lived assets	$301,233	$44,694	$345,927	$1,707	$(9,606)	$338,028	$141,689	$479,717

Goodwill	$64,517	$20,782	$85,299	$—	$—	$85,299	$26,024	$111,323

	FY 2018
	North America
	Leasing
	Pac-Van	Lone Star	Combined	Manufacturing	Corporate and Intercompany Adjustments	Total	Asia – Pacific Leasing	Consolidated
Revenues:
Sales	$55,438	$20	$55,458	$13,565	$(3,715)	$65,308	$67,009	$132,317
Leasing	112,027	39,960	151,987	—	(1,132)	150,855	64,130	214,985

	$167,465	$39,980	$207,445	$13,565	$(4,847)	$216,163	$131,139	$347,302

Share-based compensation	$309	$41	$350	$46	$1,749	$2,145	$1,513	$3,658

Depreciation and amortization	$14,233	$9,161	$23,394	$574	$(731)	$23,237	$17,098	$40,335

Operating income	$28,689	$8,798	$37,487	$(351)	$(6,709)	$30,427	$13,272	$43,699

Interest income	$—	$—	$—	$—	$9	$9	$103	$112

Interest expense	$9,172	$1,770	$10,942	$384	$7,291	$18,617	$15,374	$33,991

Additions to long-lived assets	$33,628	$3,326	$36,954	$131	$(334)	$36,751	$16,599	$53,350

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $3,715,000, $4,138,000 and $5,132,000 during FY 2018, FY 2019 and FY 2020, respectively; and intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $1,000,000, $1,730,000 and $484,000 during FY 2018, FY 2019 and FY 2020, respectively.

Note 13. Subsequent Events

On July 10, 2020, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on April 30, 2020 through July 30, 2020, and payable on July 31, 2020 to holders of record as of July 30, 2020.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED BALANCE SHEETS

	June 30,
	2019	2020
	(in thousands)
Cash and cash equivalents	$266	$144
Property and equipment, net	23	16
Other assets	7,528	12,040
Investment and intercompany accounts	247,638	247,973

Total Assets	$255,455	$260,173

Accounts payable, accrued and other liabilities	$2,734	$8,997
Senior and other debt, net	76,184	76,763
General Finance Corporation stockholders’ equity	176,537	174,413

Total Liabilities and Stockholders’ Equity	$255,455	$260,173

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2018	2019	2020
	(in thousands)
General and administrative expenses	$7,022	$7,299	$6,960
Depreciation and amortization	36	20	12

Operating loss	(7,058)	(7,319)	(6,972)

Equity in income (losses) of subsidiaries	(16,886)	(10,703)	4,038
Intercompany income	16,138	14,164	13,997
Interest expense	(7,291)	(6,843)	(6,867)
Other income, net	7	—	—

	(8,032)	(3,382)	11,168

Income (loss) before income taxes	(15,090)	(10,701)	4,196
Income tax benefit	(6,784)	(3,235)	(3,758)

Net income (loss) attributable to stockholders	(8,306)	(7,466)	7,954
Preferred stock dividends	3,658	3,658	3,668

Net income (loss) attributable to common stockholders	$(11,964)	$(11,124)	$4,286

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

GENERAL FINANCE CORPORATION

(PARENT COMPANY INFORMATION)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2018	2019	2020
	(in thousands)
Cash flows from operating activities:
Net income (loss) attributable to stockholders	$(8,306)	$(7,466)	$7,954
Equity in losses (income) of subsidiaries	16,886	10,703	(4,038)
Depreciation and amortization	36	20	12
Amortization of deferred financing costs	587	555	579
Share-based compensation expense	1,749	1,562	1,397
Deferred income taxes	(6,784)	(3,342)	(3,758)
Changes in operating assets and liabilities	1,950	449	6,180

Net cash provided by operating activities	6,118	2,481	8,326

Cash flows from investing activities:
Purchases of property and equipment	(5)	(23)	(5)
Other intangible assets	—	—	—

Net cash used in investing activities	(5)	(23)	(5)

Cash flows from financing activities:
Repayments of senior and other debt borrowings	(10,000)	—	—
Proceeds from issuances of senior notes	—	—	—
Deferred financing costs	(31)	(196)	—
Proceeds from issuances of common stock	1,150	858	130
Purchase of treasury stock	—	—	(5,845)
Preferred stock dividends	(3,658)	(3,658)	(3,668)
Intercompany transfers	2,571	715	940

Net cash used in financing activities	(9,968)	(2,281)	(8,443)

Net increase (decrease) in cash	(3,855)	177	(122)
Cash at beginning of period	3,944	89	266

Cash at end of period	$89	$266	$144

EXHIBIT INDEX

Exhibit Number	Exhibit Description

21.1	Subsidiaries of General Finance Corporation

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350