Form 10-Q
period 2020-09-30
General Finance CORP
filed 2020-11-09
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,175,225 shares outstanding as of November 5, 2020.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	September 30, 2020
Assets
Cash and cash equivalents	$17,478	$17,297
Trade and other receivables, net of allowance for doubtful accounts of $5,972 and $5,514 at June 30, 2020 and September 30, 2020, respectively	44,066	42,221
Inventories	20,928	20,192
Prepaid expenses and other	8,207	13,660
Property, plant and equipment, net	24,396	24,064
Lease fleet, net	458,727	459,107
Operating lease assets	66,225	76,723
Goodwill	97,224	98,234
Other intangible assets, net	18,771	17,920
Total assets	$756,022	$769,418

Liabilities
Trade payables and accrued liabilities	$46,845	$44,949
Income taxes payable	645	360
Unearned revenue and advance payments	24,642	27,115
Operating lease liabilities	67,142	77,913
Senior and other debt, net	379,798	375,000
Fair value of bifurcated derivatives in Convertible Note	18,325	19,008
Deferred tax liabilities	43,708	44,662
Total liabilities	581,105	589,007

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2020 and September 30, 2020	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,880,531 shares issued and 29,968,766 outstanding at June 30, 2020 and 31,086,990 shares issued and 30,175,225 shares outstanding at September 30, 2020	3	3
Additional paid-in capital	183,051	182,796
Accumulated other comprehensive loss	(22,106)	(20,440)
Accumulated deficit	(20,790)	(16,707)
Treasury stock, at cost; 911,765 shares at June 30, 2020 and September 30, 2020	(5,845)	(5,845)
Total General Finance Corporation stockholders’ equity	174,413	179,907
Equity of noncontrolling interests	504	504
Total equity	174,917	180,411
Total liabilities and equity	$756,022	$769,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2019	2020
Revenues
Sales:
Lease inventories and fleet	$28,791	$29,665
Manufactured units	2,173	357
	30,964	30,022
Leasing	58,933	52,338
	89,897	82,360

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	20,216	21,294
Manufactured units	1,827	441
Direct costs of leasing operations	22,858	20,611
Selling and general expenses	20,655	19,643
Depreciation and amortization	9,411	9,066

Operating income	14,930	11,305

Interest income	186	151
Interest expense	(7,324)	(5,697)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	992	(683)
Foreign exchange and other	(573)	326
	(6,719)	(5,903)

Income before income taxes	8,211	5,402

Provision for income taxes	2,260	1,319

Net income	5,951	4,083

Preferred stock dividends	(922)	(922)

Net income attributable to common stockholders	$5,029	$3,161

Net income per common share:
Basic	$0.17	$0.11
Diluted	0.16	0.10

Weighted average shares outstanding:
Basic	30,205,248	29,693,856
Diluted	31,340,432	30,517,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended September 30,
	2019	2020

Net income	$5,951	$4,083

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $230 and $3 in the quarter ended September 30, 2019 and 2020, respectively	(458)	(87)

Cumulative translation adjustment	(1,794)	1,753

Total comprehensive income	3,699	5,749
Allocated to noncontrolling interests	—	—

Comprehensive income allocable to General Finance Corporation stockholders	$3,699	$5,749

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERALFINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

						Total
				Accumulated		General Finance
	Cumulative		Additional	Other		Corporation	Equity of
	Preferred	Common	Paid-In	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance at June 30, 2019	$40,100	$3	$183,933	$(18,755)	$(28,744)	$176,537	$504	$177,041
Share-based compensation	—	—	683	—	—	683	—	683
Preferred stock dividends	—	—	(922)	—	—	(922)	—	(922)
Issuance of 47,500 shares of common stock on exercises of stock options	—	—	85	—	—	85	—	85
Forfeiture of 1,000 shares of restricted stock	—	—	—	—	—	—	—	—
Vesting of restricted stock units into 55,957 shares of common stock	—	—	—	—	—	—	—	—
Net income	—	—	—	—	5,951	5,951	—	5,951
Fair value change in derivative, net of related tax effect	—	—	—	(458)	—	(458)	—	(458)
Cumulative translation adjustment	—	—	—	(1,794)	—	(1,794)	—	(1,794)
Total comprehensive income	—	—	—	—	—	3,699	—	3,699
Balance at September 30, 2019	$40,100	$3	$183,779	$(21,007)	$(22,793)	$180,082	$504	$180,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

							Total
				Accumulated			General Finance
	Cumulative		Additional	Other			Corporation	Equity of
	Preferred	Common	Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Deficit	Stock	Equity	Interests	Equity
Balance at June 30, 2020	$40,100	$3	$183,051	$(22,106)	$(20,790)	$(5,845)	$174,413	$504	$174,917
Share-based compensation	—	—	524	—	—	—	524	—	524
Preferred stock dividends	—	—	(922)	—	—	—	(922)	—	(922)
Issuance of 132,100 shares of common stock on exercises of stock options	—	—	143	—	—	—	143	—	143
Vesting of restricted stock units into 74,359 shares of common stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	4,083	—	4,083	—	4,083
Fair value change in derivative, net of related tax effect	—	—	—	(87)	—	—	(87)	—	(87)
Cumulative translation adjustment	—	—	—	1,753	—	—	1,753	—	1,753
Total comprehensive income	—	—	—	—	—	—	5,749	—	5,749
Balance at September 30, 2020	$40,100	$3	$182,796	$(20,440)	$(16,707)	$(5,845)	$179,907	$504	$180,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Quarter Ended September 30,
	2019	2020
Net cash provided by operating activities (Note 10)	$13,591	$10,732

Cash flows from investing activities:
Proceeds from sales of property, plant and equipment	185	55
Purchases of property, plant and equipment	(3,372)	(1,249)
Proceeds from sales of lease fleet	7,862	10,284
Purchases of lease fleet	(15,114)	(10,096)
Other intangible assets	(78)	(17)
Net cash used in investing activities	(10,517)	(1,023)

Cash flows from financing activities:
Repayments of equipment financing activities, net	(163)	(60)
Proceeds from (repayments of) senior and other debt borrowings, net	546	(9,669)
Proceeds from issuances of common stock	85	143
Preferred stock dividends	(922)	(922)
Net cash used in financing activities	(454)	(10,508)

Net increase (decrease) in cash	2,620	(799)

Cash and equivalents at beginning of period	10,359	17,478

The effect of foreign currency translation on cash	(847)	618

Cash and equivalents at end of period	$12,132	$17,297

There were no non-cash investing and financing activities

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”) applicable to interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements, although the Condensed Consolidated Balance Sheet at June 30, 2020 was derived from the audited Consolidated Balance Sheet at that date. In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The accompanying results of operations are not necessarily indicative of the operating results that may be expected for the entire fiscal year ending June 30, 2021, particularly in light of the pandemic caused by the novel strain of coronavirus (COVID-19). The Company believes its business is essential, which allows it to continue to serve customers that remain operational. However, if the Company is required to close a certain number of its locations or a number of its employees cannot work because of illness or otherwise, its business could be materially adversely affected in a rapid manner. Similarly, if customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for the Company’s services and products could also be materially adversely affected in a rapid manner. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, at this time it cannot be reasonably predicted to what extent the Company’s consolidated results of operations and financial condition will ultimately be impacted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes thereto of the Company, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020 filed with the Securities and Exchange Commission (“SEC”).

Unless otherwise indicated, references to “FY 2020” and “FY 2021” are to the quarter ended September 30, 2019 and 2020, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes include assumptions used in assigning value to identifiable intangible assets at the acquisition date, the assessment for impairment of goodwill, the assessment for impairment of other intangible assets, the allowance for doubtful accounts, share-based compensation expense, residual value of the lease fleet, derivative liability valuation and deferred tax assets and liabilities. Assumptions and factors used in the estimates are evaluated on an annual basis or whenever events or changes in circumstances indicate that the previous assumptions and factors have changed. The results of the analysis could result in adjustments to estimates. The COVID-19 pandemic and the efforts to contain it have, among other things, negatively impacted the global economy and created significant volatility and disruption of financial markets. In addition, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The Company believes the estimates and assumptions underlying the accompanying consolidated financial statements are reasonable and supportable based on the information available at the time the financial statements were prepared. However, uncertainty over the impact COVID-19 will have on the global economy and the Company’s business in particular makes many of the estimates and assumptions reflected in these consolidated financial statements inherently less certain. Therefore, actual results may ultimately differ from those estimates to a greater degree than historically.

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	September 30,
	2020	2020
Finished goods	$17,347	$16,239
Work in progress	1,161	1,639
Raw materials	2,420	2,314
	$20,928	$20,192

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	September 30,
	Useful Life	2020	2020
Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,899	4,899
Transportation and plant equipment (including finance lease assets - see Note 9)	3 — 20 years	50,497	51,522
Furniture, fixtures and office equipment	3 — 10 years	14,583	14,910
		72,147	73,499
Less accumulated depreciation and amortization		(47,751)	(49,435)
		$24,396	$24,064

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation expense on property, plant and equipment totaled $1,586,000 and $1,637,000 for FY 2020 and FY 2021, respectively.

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2020 and September 30, 2020, the gross costs of the lease fleet were $613,358,000 and $618,643,000, respectively. Depreciation expense on lease fleet totaled $6,959,000 and $6,755,000 for FY 2020 and FY 2021, respectively.

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

The North American oil and gas market has been, and the Company expects it to continue to be, highly cyclical, generally fluctuating in correlation with the price of West Texas Intermediate Crude (“WTI”). The decrease in demand caused by, among other things, the COVID-19 pandemic resulted in a substantial decline in WTI prices and drilling activity which is likely to continue longer than previously anticipated. Specifically impacting the Company is a reduction in drilling activity of oil wells located in the Permian and Eagle Ford shales basins in Texas, the two primary basins in which it operates. At June 30, 2020, the Company’s annual impairment test for Lone Star, which does its business in the Permian and Eagle Ford shales basins, determined that the implied value of goodwill at Lone Star, based on a discounted cash flow basis, was less than its carrying value and, as a result, a $14,160,000 impairment charge was recorded. The Company’s annual impairment assessment at June 30, 2020 for its other operating units concluded that the fair value of the goodwill for each of them was greater than their respective carrying amounts.

At September 30, 2020, the Company determined that qualitative factors in its North American leasing operations pertaining to conditions in the oil and gas market did not change significantly since June 30, 2020 and, as a result, a quantitative impairment analysis for Lone Star was not required.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite lives (trademark and trade name) and finite lives (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2020			September 30, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	31,691	(19,612)	12,079	31,712	(20,286)	11,426
Non-compete agreements	8,651	(8,226)	425	8,669	(8,286)	383
Deferred financing costs	3,643	(2,769)	874	3,643	(2,893)	750
Other	2,828	(2,468)	360	2,948	(2,620)	328
	$52,299	$(33,528)	$18,771	$52,458	$(34,538)	$17,920

Amortization expense related to amortizable intangible assets, other than deferred financing costs, totaled $967,000 and $773,000 for FY 2020 and FY 2021, respectively. Amortization expense, which is included in interest expense, related to deferred financing costs recorded as amortizable intangible assets totaled $116,000 and $124,000 for FY 2020 and FY 2021, respectively.

Revenue from Contracts with Customers

The Company leases and sells new and used storage, office, building and portable liquid storage tank containers, modular buildings and mobile offices to its customers, as well as provides other ancillary products and services. The Company recognizes revenue in accordance with two accounting standards. The rental revenue portions of the Company’s revenues that arise from lease arrangements are accounted for in accordance with Topic 842, Leases. Revenues determined to be non-lease related, including sales of lease inventories and fleet, sales of manufactured units and rental-related services, are accounted for in accordance with ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during FY 2020 and FY 2021 were $13,510,000 and $10,922,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2020 and September 30, 2020, we had approximately $24,642,000 and $27,115,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $10,821,000 and $12,145,000, which were included in the unearned rental revenue balance at June 30, 2019 and 2020, were recognized during FY 2020 and FY 2021, respectively. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2020 and September 30, 2020, the Company had $136,394 and $111,199, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	Quarter Ended September 30, 2020
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$16,834	$20	$16,854	$—	$—	$16,854	$12,811	$29,665
Sales manufactured units	—	—	—	1,625	(1,268)	357	—	357
Total non-lease revenues	16,834	20	16,854	1,625	(1,268)	17,211	12,811	30,022

Leasing:
Rental revenue	24,148	1,106	25,254	—	(83)	25,171	12,058	37,229
Rental-related services	10,271	1,215	11,486	—	—	11,486	3,623	15,109
Total leasing revenues	34,419	2,321	36,740	—	(83)	36,657	15,681	52,338

Total revenues	$51,253	$2,341	$53,594	$1,625	$(1,351)	$53,868	$28,492	$82,360

	Quarter Ended September 30, 2019
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$16,918	$—	$16,918	$—	$—	$16,918	$11,873	$28,791
Sales manufactured units	—	—	—	3,506	(1,333)	2,173	—	2,173
Total non-lease revenues	16,918	—	16,918	3,506	(1,333)	19,091	11,873	30,964

Leasing:
Rental revenue	25,254	4,481	29,735	—	(318)	29,417	11,943	41,360
Rental-related services	10,348	3,902	14,250	—	—	14,250	3,323	17,573
Total leasing revenues	35,602	8,383	43,985	—	(318)	43,667	15,266	58,933

Total revenues	$52,520	$8,383	$60,903	$3,506	$(1,651)	$62,758	$27,139	$89,897

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

	Quarter Ended September 30,
	2019	2020
Basic	30,205,248	29,693,856
Dilutive effect of common stock equivalents	1,135,184	823,871
Diluted	31,340,432	30,517,727

Potential common stock equivalents totaling 905,159 for FY 2020 and 1,086,238 for FY 2021 have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which prescribes that financial assets (or a group of financial assets) should be measured at amortized cost basis to be presented at the net amount expected to be collected based on relevant historical information from historical experience, adjusted for current conditions and reasonable and supportable forecasts that affect collectability.Trade receivables (excluding receivables arising from operating lease revenues, as prescribed in the guidance) are the only material financial asset the Company has that is impacted by this standard. The Company adopted this standard effective July 1, 2020 and the effect was not material to the Company's consolidated financial statements.

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

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2020 and September 30, 2020, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January,

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2020 and September 30, 2020, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of September 30, 2020, since issuance, dividends paid or payable totaled $111,000 for the Series B Preferred Stock and dividends paid totaled $26,320,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

The Company incurred approximately $323,000 during FY 2020 of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

There were no incremental transaction costs incurred and no acquisitions consummated in FY 2021.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $30,707,600 (AUS$43,000,000) Facility A that will amortize semi-annually; a $83,196,300 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,282,600 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $26,779,900 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSW”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $2,050,600 (AUS$2,871,400) are payable quarterly in advance through maturity. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. However, an exit fee of $751,000 (AUS$1,051,600) is due on November 3, 2020 from the original November 3, 2017 financing. Prepayment penalties equal to 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2021, with no prepayment penalty due after March 22, 2021.

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

At September 30, 2020, borrowings under the Deutsche Bank Credit Facility totaled $124,705,000 (AUS$174,626,000), net of deferred financing costs of $70,000 (AUS$97,000), and availability, including cash at the bank, totaled $31,582,000 (AUS$44,225,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.714131 U.S. dollar and one New Zealand dollar to 0.660034 U.S. dollar at September 30, 2020.

Bison Capital Notes

General

On September 19, 2017, Bison Capital Equity Partners V, L.P and its affiliates (“Bison Capital”), GFN, GFN U.S., GFNAPH and GFN Asia Pacific Finance Pty Ltd, an Australian corporation (“GFNAPF”), entered into that certain Amended and Restated Securities Purchase Agreement dated September 19, 2017 (the “Amended Securities Purchase Agreement”). On September 25, 2017, pursuant to the Amended Securities Purchase Agreement, GFNAPH and GFNAPF issued and sold to Bison an 11.9% secured senior convertible promissory note dated September 25, 2017 in the original principal amount of $26,000,000 (the “Original Convertible Note”) and an 11.9% secured senior promissory note dated September 25, 2017 in the original principal amount of $54,000,000 (the “Senior Term Note” and collectively with the Original Convertible Note, the “Bison Capital Notes”). Net proceeds from the sale of the Bison Capital Notes were used to repay in full all principal, interest and other amounts due under a term loan to Credit Suisse AG, to acquire the 49,188,526 publicly-traded shares of RWH not owned by the Company and to pay all related fees and expenses.GFNAPF was dissolved in September 2018.

By Letter of Instruction dated September 25, 2017, Bison Capital instructed GFN to transfer the interests in the Original Convertible Note and to issue four new secured senior convertible notes: a $7,750,000 secured senior convertible note held by Teachers Insurance and Association of America (the "TIAA Convertible Note"), a $7,750,000 secured senior convertible note held by General Electric Pension Trust (the "GEPT Convertible Note) and two secured senior convertible notes totaling $10,500,000 held by Bison Capital (the "Bison Convertible Notes"). Collectively, these four new secured senior convertible notes are referred to as the "Convertible Notes."

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

The Company evaluated the Convertible Notes at issuance and determined that certain conversion rights were an embedded derivative that required bifurcation because they were not deemed to be clearly and closely related to the Convertible Notes, met the definition of a derivative and none of the exceptions applied. As a result, the Company separately accounted for these conversion rights as a standalone derivative. As of the date of issuance on September 25, 2017, the fair value of this bifurcated derivative was determined to be $1,864,000, resulting in a principal balance of $24,136,000 for the Convertible Notes. The Company determined the fair value of the bifurcated derivative using a valuation model and market prices and reassessed its fair value at the end of each reporting period, with any changes in value reported in the accompanying consolidated statements of operations. At September 10, 2018, prior to conversion, the fair value of this bifurcated derivative was $29,288,000, of which $20,370,000 was extinguished upon the conversion of the Convertible Notes into shares of the Company’s common stock. The value of the shares received was recorded as a benefit to equity of $44,506,000 in the year ended June 30, 2019.

In June 2020, General Electric Pension Trust ('GEPT") elected to sell the 911,765 shares of GFN common stock they own from the conversion of the GEPT Convertible Note. At a meeting on June 18, 2020, the GFN Board of Directors approved GFN buying GEPT's shares (versus an open market sale by GEPT), as well as entering into an agreement with GEPT to satisfy their remaining minimum return liability in two equal payments, the first one due October 1, 2020 and the second one on January 1, 2021, as well as approving that the bifurcated minimum return derivative liability will be assumed by GFN U.S. effective June 30, 2020. The shares were purchased by the Company at a closing market price on June 22, 2020 of $6.40, resulting in realized gross proceeds to GEPT of $5,835,000, and leaving a remaining minimum return liability of $6,843,000. The GFN shares purchased from GEPT, plus commission of $10,000, was recorded as treasury stock and the minimum return liability due GEPT is included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. The entire bifurcated minimum return derivative liability was revalued at June 22, 2020, and the difference of $436,000 between this valuation and the previous valuation at March 31, 2020 was recognized as a loss in the consolidated statements of operations during the fourth quarter of FY 2020. In addition, the difference of

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$1,081,000 between the remaining minimum return liability of $6,843,000 due GEPT and its value at June 22, 2020 prior to its assumption by GFN was recognized as a gain in the consolidated statements of operations during the fourth quarter of the fiscal year ended June 30, 2020. At September 30, 2020, the fair value of the bifurcated minimum return derivative liability for the remaining 2,147,059 shares remaining from the conversion of the TIAA Convertible Note and Bison Convertible Notes was $19,008,000.

North America Senior Credit Facility

At September 30, 2020, the North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) had a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on March 24, 2022, assuming the Company’s publicly-traded senior notes due July 31, 2021(see below) are extended at least 90 days past this scheduled maturity date; otherwise the Wells Fargo Credit Facility would mature on March 24, 2021. The Company, among other things, approved and implemented a plan for a private placement senior notes offering that could, if market conditions dictate, revert to a public offering. The Company has obtained indications of interest and is in the process of evaluating these and other alternatives. Management of the Company believes that it is probable that this plan, or a combination of this and other contemplated actions, would occur to satisfy the Senior Notes prior to March 24, 2021 (see Note 12).

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, with a minimum of 0.5%, and a range of 2.50% to 3.00%. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate.

There is an unused commitment fee of 0.250% - 0.375%, based on the average revolver usage. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a composite minimum utilization covenant and a covenant that would require repayment upon a change in control, as defined.

At September 30, 2020, borrowings and availability under the Wells Fargo Credit Facility totaled $163,779,000 and $96,357,000, respectively.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, the Company completed the sale of a “tack-on” offering of its

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. Net proceeds were $5,190,947, after deducting an aggregate original issue discount (“OID”) of $10,780 and underwriting discount of $188,273. In both offerings, the Company used at least 80% of the gross proceeds to reduce indebtedness at Pac-Van and Lone Star under the Wells Fargo Credit Facility in order to permit the payment of intercompany dividends by Pac-Van and Lone Star to GFN to fund the interest requirements of the Senior Notes. For the ‘tack-on” offering, this amounted to $4,303,376 of the net proceeds. The Company has total outstanding publicly-traded Senior Notes in an aggregate principal amount of $77,390,000 ($76,763,000 and $76,908,000, net of unamortized debt issuance costs of $627,000 and $482,000, at June 30, 2020 and September 30, 2020, respectively).

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

The Company may now, at its option, redeem the Senior Notes in whole or in part at a redemption price initially equal to 100% of the principal amount of the Senior Notes,  plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes. The Company has not redeemed any of its Senior Notes as of September 30, 2020 (see Note 12).

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The Senior Notes are listed on NASDAQ under the symbol “GFNSL.”

Other

At September 30, 2020, equipment financing (finance lease liabilities - see Note 9) and other debt totaled $9,608,000.

The Company was in compliance with the financial covenants under all its credit facilities as of September 30, 2020.

The weighted-average interest rate in the Asia-Pacific area was 7.9% and 7.2% in FY 2020 and FY 2021, respectively; which does not include the effect of translation, derivative valuation, amortization of deferred financing costs and accretion. The weighted-

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

average interest rate in North America was 6.1% and 4.6% in FY 2020 and FY 2021, respectively, which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2020	September 30, 2020
Swap Contracts	Trade payables and accrued liabilities	$3,456	$3,580
Forward-Exchange Contracts	Trade and other receivables	—	4
	Trade payables and accrued liabilities	258	7
Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	18,325	19,008

Type of Derivative	Statement of Operations	Quarter Ended	Quarter Ended
Contract	Classification	September 30, 2019	September 30, 2020
Swap Contracts	Unrealized gain (loss) included in “Interest expense”	$—	$—
Foreign Exchange Contracts	Unrealized foreign currency exchange gain included in “Foreign exchange and other”	331	267
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	992	(683)

Interest Rate Swap Contract

The Company’s exposure to market risk for changes in interest rates relates primarily to its senior and other debt obligations. The Company’s policy is to manage its interest expense by using a mix of fixed and variable rate debt.

To manage its exposure to variable interest rates in a cost-efficient manner, the Company has entered into interest rate swaps and interest rate options, in which the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. These swaps and options were designated to hedge changes in the interest rate of a portion of the outstanding borrowings in the Asia-Pacific area. During the year ended June 30, 2017 (“FY 2017”), the Company entered into two interest rate swaps that were designated as cash flow hedges. In January 2018, the Company entered into an interest rate swap contract that was designated as a cash flow hedge. The Company expects this derivative to

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

remain highly effective during its term; however, any changes in the portion of the hedge considered ineffective would also be recorded in interest expense in the consolidated statement of operations. In April 2019, this interest swap contract was amended and extended. There was no ineffective portion recorded in FY 2020 and FY 2021.

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2020 and September 30, 2020, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	September 30,
	2020	2020
Notional amounts	$68,777	$71,413
Fixed/Strike Rates	7.17%	7.17%
Floating Rates	5.35%	5.34%
Fair Value of Combined Contracts	$(3,456)	$(3,580)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2020, there were 13 open forward exchange contracts that mature between July 2020 and October 2020; and, as of September 30, 2020, there were 35 open forward exchange contracts that mature between October 2020 and February 2021, as follows (dollars in thousands):

	June 30,	September 30,
	2020	2020
Notional amounts	$3,087	$12,353
Exchange/Strike Rates (AUD to USD)	0.56516 – 0.68863	0.61689 - 0.72944
Fair Value of Combined Contracts	$(258)	$(3)

In FY 2020 and FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(886,000) and $17,000 and $(3,000) and $51,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2020 was determined to be approximately $366,554,000 (carrying value of $372,697,000, gross

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of deferred financing costs of $896,000).The Company also determined that the fair value of its other debt of $7,997,000 at June 30, 2020 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at September 30, 2020 have not changed significantly from June 30, 2020. Therefore, the proportion of the fair value to the carrying value of the Company's senior credit facilities and other debt at September 30, 2020 would not vary significantly from the proportion determined at June 30, 2020.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 during both FY 2020 and FY 2021.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. Rental payments on these premises totaled $38,000 and $40,000 during FY 2020 and FY 2021, respectively.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At September 30, 2020, 394,663 shares remained available for grant.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	1.19% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At September 30, 2020, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2021 follows:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options	Average	Contractual
	(Shares)	Exercise Price	Term (Years)

Outstanding at June 30, 2020	1,599,541	$4.54
Granted	—	—
Exercised	(132,100)	1.08
Forfeited or expired	—	—
Outstanding at September 30, 2020	1,467,441	$4.85	4.3

Vested and expected to vest at September 30, 2020	1,467,441	$4.85	4.3

Exercisable at September 30, 2020	1,387,945	$4.39	4.1

At September , 2020, outstanding time-based options and performance-based options totaled 1,038,095 and 429,346, respectively. Also at that date, the Company’s market price for its common stock was $6.33 per share, which was above the exercise prices of approximately 75% of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $2,385,000. Share-based compensation of $9,558,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2020. At that date, there remains $73,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of less than one year.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Nonvested at June 30, 2020	408,099	$8.00	108,928	$8.18
Granted	—	—	—	—
Vested	—	—	(74,359)	7.45
Forfeited	—	—	—	—
Nonvested at September 30, 2020	408,099	$8.00	34,569	$9.74

Share-based compensation of $6,412,000 and $1,510,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through September 30, 2020. At that date, there remains $2,564,000 for the restricted stock and $301,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.94 years for the restricted stock and less than a year to 1.95 years for the RSU.

Note 9. Commitments and Contingencies

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

Future payments of operating lease liabilities at June 30, 2020 and September 30, 2020 are as follows (in thousands):

Year Ending June 30,
2021	$11,628
2022	10,336
2022	9,121
2024	7,858
2025	6,750
Thereafter	57,190
Total commitments	102,883
Less – effect of discounting	(35,741)
$67,142

Year Ending September 30,
2021	$12,427
2022	11,441
2022	9,980
2024	8,720
2025	7,639
Thereafter	69,600
Total commitments	119,807
Less – effect of discounting	(41,894)
$77,913

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Operating lease activity during the periods was as follows (in thousands):

	Quarter Ended September 30,
	2019	2020
Expense:
Short-term lease expense	$925	$822
Fixed lease expense	3,223	3,524
Variable lease expense	263	391
Sublease income	(1,163)	(1,080)
	$3,248	$3,657

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$2,932	$3,230
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	1,381	10,826

The weighted-average remaining lease term and weighted average discount rate for operating leases at June 30, 2020 and September 30, 2020 was 12.6 years and 6.3%, and 13.3 years and 6.3%, respectively.

Finance Leases

Specific criteria differentiate a finance lease from an operating lease, but generally leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as finance leases. At adoption of ASU No. 2016-02, all previously classified capital leases were classified as finance leases. In the accompanying consolidated balance sheets, finance lease assets are included in property, plant and equipment (see Note 2), while finance lease liabilities are included in senior and other debt (see Note 5). Finance leased assets as of June 30, 2020 and September 30, 2020, include gross costs of $8,650,000 and $8,650,000, and accumulated amortization of $2,871,000 and $3,301,000 resulting in a net book value of $5,779,000 and $5,349,000, respectively.

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2020 and September 30, 2020, reported liability totaled $1,278,000 and 1,412,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Quarter Ended September 30,
	2019	2020
Cash flows from operating activities
Net income	$5,951	$4,083
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(103)	(40)
Gain on sales of lease fleet	(2,717)	(2,899)
Unrealized foreign exchange loss	886	3
Unrealized gain on forward exchange contracts	(331)	(267)
Change in valuation of bifurcated derivatives in Convertible Note	(992)	683
Depreciation and amortization	9,512	9,165
Amortization of deferred financing costs	464	477
Share-based compensation expense	683	524
Deferred income taxes	1,416	816
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	1,954	2,513
Inventories	(4,532)	1,134
Prepaid expenses and other	(2,615)	(5,045)
Trade payables, accrued liabilities and unearned revenues	4,169	(604)
Income taxes	(154)	189
Net cash provided by operating activities	$13,591	$10,732

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

	Quarter Ended September 30, 2020
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$16,834	$20	$16,854	$1,625	$(1,268)	$17,211	$12,811	$30,022
Leasing	34,419	2,321	36,740	—	(83)	36,657	15,681	52,338
	$51,253	$2,341	$53,594	$1,625	$(1,351)	$53,868	$28,492	$82,360

Share-based compensation	$119	$15	$134	$12	$330	$476	$48	$524
Depreciation and amortization	$4,038	$2,178	$6,216	$99	$(179)	$6,136	$3,029	$9,165
Operating income	$10,354	$(1,909)	$8,445	$(217)	$(1,198)	$7,030	$4,275	$11,305
Interest income	$—	$—	$—	$—	$—	$—	$151	$151
Interest expense	$1,461	$21	$1,482	$12	$1,716	$3,210	$2,487	$5,697
Additions to long-lived assets	$8,783	$36	$8,819	$2	$(218)	$8,603	$2,742	$11,345

	At September 30, 2020
Long-lived assets	$321,987	$38,447	$360,434	$1,264	$(9,185)	$352,513	$130,658	$483,171
Operating lease assets	$25,245	$2,377	$27,622	$214	$243	$28,079	$48,644	$76,723
Goodwill	$65,149	$6,622	$71,771	$—	$—	$71,771	$26,463	$98,234

	At June 30, 2020
Long-lived assets	$320,956	$40,234	$361,190	$1,361	$(9,145)	$353,406	$129,717	$483,123
Operating lease assets	$25,602	$2,441	$28,043	$244	$267	$28,554	$37,671	$66,225
Goodwill	$65,123	$6,622	$71,745	$—	$—	$71,745	$25,479	$97,224

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended September 30, 2019
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$16,918	$—	$16,918	$3,506	$(1,333)	$19,091	$11,873	$30,964
Leasing	35,602	8,383	43,985	—	(318)	43,667	15,266	58,933
	$52,520	$8,383	$60,903	$3,506	$(1,651)	$62,758	$27,139	$89,897

Share-based compensation	$105	$12	$117	$9	$374	$500	$183	$683
Depreciation and amortization	$4,020	$1,617	$5,637	$101	$(179)	$5,559	$3,953	$9,512
Operating income	$11,778	$1,891	$13,669	$176	$(1,618)	$12,227	$2,703	$14,930
Interest income	$—	$—	$—	$—	$1	$1	$185	$186
Interest expense	$2,629	$127	$2,756	$36	$1,717	$4,509	$2,815	$7,324
Additions to long-lived assets	$15,163	$389	$15,552	$8	$(168)	$15,392	$3,094	$18,486

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $1,333,000 and $1,268,000 during FY 2020 and FY 2021, respectively; and intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $285,000 and $50,000 during FY12020 and FY 2020, respectively.

Note 12. Subsequent Events

On October 12, 2020, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on July 31, 2020 through October 30, 2020, and is payable on November 2, 2020 to holders of record as of October 30, 2020.

On October 27, 2020, the Company completed the sale of unsecured senior notes in a public offering for an aggregate principal amount of $60,000,000, which represented 100% of the principal amount. The unsecured senior notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof, bear interest at the rate of 7.875% per annum and mature on October 31, 2025. In connection with the offering, the Company has granted the underwriters an option for 30 days to purchase up to an additional $9,000,000 in aggregate principal amount of the unsecured senior notes to cover overallotments, if any. The Company intends to list the unsecured senior notes on the NASDAQ Global Market under the symbol “GFNSZ” and to use the net proceeds to redeem a portion of the outstanding principal amount of the Senior Notes (see Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the accompanying notes thereto, which are included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (the “Annual Report”) filed with the Securities and Exchange Commission (“SEC”), as well as the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Risk factors that might cause or contribute to such discrepancies include, but are not limited to, those described in our Annual Report and other SEC filings. We maintain a web site at www.generalfinance.com that makes available, through a link to the SEC’s EDGAR system website, our SEC filings.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of September 30, 2020, our two geographic leasing operations primarily lease and sell their products through 24 customer service centers (“CSCs”) in Australia, 15 CSCs in New Zealand, 63 branch locations in the United States and three branch locations in Canada. At that date, we had 271 and 651 employees and 44,837 and 55,007 lease fleet units in the Asia-Pacific area and North America, respectively.

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

Results of Operations

Quarter Ended September 30, 2020 (“FY 2021”) Compared to Quarter Ended September 30, 2019 (“FY 2020”)

Revenues. Revenues decreased by $7.5 million, or 8%, to $82.4 million in FY 2021 from $89.9 million in FY 2020. This consisted of a decrease of $7.0 million, or 12%, in revenues in our North American leasing operations, an increase of $1.4 million, or 5%, in revenues in the Asia-Pacific area and a decrease of $1.9 million, or 86%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a stronger Australian dollar relative to the U.S. dollar in FY 2021 versus FY 2020 increased the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during

FY 2021 was $0.71508 U.S. dollar compared to $0.68569 U.S. dollar during FY 2020. In Australian dollars, total revenues in the Asia-Pacific area actually increased by 1% in FY 2021 from FY 2020.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations decreased by 2% in FY 2021 from FY 2020; primarily in the industrial and oil and gas sectors, which decreased by an aggregate $2.6 million between the periods; offset somewhat by increases totaling $1.3 million in the commercial and education sectors. At Lone Star, revenues decreased by $6.1 million, or approximately 73%, from $8.4 million in FY 2020 to $2.3 million in FY 2021. A significant portion of the revenue increase in the Asia-Pacific area occurred because of the translation effect of the stronger Australian dollar between the periods, as discussed above. In local Australian dollars, revenue between the periods actually increased by only AUS$0.3 million, primarily in the utilities sector, which increased by AUS$2.2 million; offset somewhat by decreases totaling AUS$1.7 million in the government, education and industrial sectors.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues in FY 2021, as compared to 33% and 67% in FY 2020, respectively.

Non-manufacturing sales during FY 2021 amounted to $29.7 million, compared to $28.8 million during FY 2020; representing an increase of $0.9 million, or 3%, substantially all in the Asia-Pacific area. The increase in the Asia-Pacific area was comprised of an increase of $2.0 million in the national accounts group ($2.5 million increase due to higher unit sales, $0.7 million decrease due to lower average prices and a $0.2 million increase due to foreign exchange movements); offset somewhat by a decrease of $1.1 million ($1.4 million decrease due to lower average prices and a $0.3 million increase due to foreign exchange movements) in the CSC operations. The translation of sales in the Asia-Pacific area was beneficially impacted by the stronger Australian dollar when comparing FY 2021 to FY 2020. In Australian dollars, total sales in the Asia-Pacific area increased by 4% in FY 2021 from FY 2020, primarily in the utilities, construction, defense and moving (removals) and storage sectors, which increased by an aggregate AUS$3.2 million; offset somewhat by a total decrease of AUS$1.6 million in the government, industrial and transportation sectors. In FY 2021, the utilities sector included one large sale for AUS$2.2 million. In our North American operations, non-manufacturing sales totaled approximately $16.9 million in both FY 2021 and FY 2020, and the reduction in manufacturing sales at Southern Frac was due primarily in liquid containment and specialty tanks, which decreased by over $1.3 million between the periods.

Leasing revenues totaled $52.4 million in FY 2021, a decrease of $6.5 million, or 11%, from $58.9 million in FY 2020. This consisted of a decrease of $7.0 million, or 16%, in North America and an increase of $0.5 million, or 3%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually decreased by less than 2% percent in the Asia-Pacific area in FY 2021 from FY 2020.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 80% and 62%, respectively, during both FY 2021 and FY 2020. The overall average utilization was 77% in FY 2021 and 76% in FY 2020; and the average monthly lease rate of containers increased to AUS$170 in FY 2021 from AUS$165 in FY 2020, caused primarily by higher average lease rates in storage and portable building containers between the periods. However, the composite average monthly number of units on lease was over 1,100 lower in FY 2021, as compared to FY 2020. Locally, in Australian dollars, leasing revenue decreased between the periods by an aggregate AUS$0.8 million in the education, construction, special events and industrial sectors and was substantially offset by an aggregate increase of $0.5 million in the government and healthcare sectors.

In our North American leasing operations, average utilization rates were 72%, 82%, 24%, 81% and 81% and average monthly lease rates were $120, $408, $521, $400 and $923 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2021; as compared to 76%, 82%, 63%, 87% and 83% and average monthly lease rates were $120, $385, $872, $350 and $849 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2020, respectively. The average composite utilization rate was 71% in FY 2021 and 77% in FY 2020, and the composite average monthly number of units on lease was over 1,800 lower in FY 2021 as compared to FY 2020. The decrease in leasing revenues between the periods was primarily in the oil and gas and services sectors, which in FY 2021 was $7.8 million below FY 2020, substantially all attributable to Lone Star; partially offset by increases in the construction, industrial and mining sectors, which increased by an aggregate $0.9 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $1.1 million from $20.2 million during FY 2020 to $21.3 million during FY 2021, and our gross profit percentage from these non-manufacturing sales decreased to 28% in FY 2021 from 30% in FY 2020.

Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $0.4 million in FY 2021, as compared to $1.8 million in FY 2020, resulting in a gross loss of $0.1 million in FY 2021 versus a gross profit of $0.4 million in FY 2020. The decrease in manufacturing gross margin in FY 2021 from FY 2020 was due to the reduced sales discussed above and less than optimum production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses decreased by $3.2 million from $43.5 million during FY 2020 to $40.3 million during FY 2021. As a percentage of revenues, these costs increased slightly to 49% during FY 2021 from 48% in FY 2020 due to our infrastructure not decreasing proportionately with the lower revenues. Reduced revenues during FY 2021 from FY 2020, particularly lower leasing revenues due primarily to the soft oil and gas market in North America, adversely impacted us during FY 2021; but did not result in significant actions to reduce our core infrastructure, other than certain cost-cutting actions taken at Lone Star and Southern Frac. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature. As discussed above in “COVID-19,” we are closely monitoring the situation, including implementing restrictions on investing and spending, and laying the groundwork for other potential cost-cutting measures for our fiscal year ending June 30, 2021. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Depreciation and Amortization. Depreciation and amortization decreased by $0.3 million to $9.1 million in FY 2021 from $9.4 million in FY 2020. The decrease between the periods was comprised of a $1.0 million reduction in the Asia-Pacific area and a $0.7 million increase in North America, which made significantly more investments in its fleet than the Asia Pacific. The reduction in the Asia-Pacific was partially offset by the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2021 versus FY 2020. In Australian dollars, depreciation and amortization was AUS$4.2 million in FY 2021 versus AUS$5.8 million in FY 2020.

Interest Expense. Interest expense in FY 2021 was $5.7 million, a decrease of $1.6 million from $7.3 million in FY 2020. In North America, FY 2021 interest expense decreased by $1.3 million from FY 2020 due to both lower average borrowings and a lower weighted-average interest rate between the periods. The weighted-average interest rate was 4.6% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2021 versus 6.1% in FY 2020. In the Asia-Pacific area, FY 2020 interest expense was $0.3 million lower from FY 2020 also due to both lower average borrowings and a lower weighted-average interest rate between the periods, as well as the translation effect of a stronger Australian dollar between the periods. The weighted-average interest rate was 7.2% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2021 versus 7.9% in FY 2020. In Australian dollars, interest expense was AUS$3.5 million in FY 2021 versus AUS$4.1 million in FY 2020.

Change in Valuation of Bifurcated Derivatives. FY 2021 includes a non-cash charge of $0.7 million for the change in the valuation of the stand-alone bifurcated derivatives (see Note 5 of Notes to Condensed Consolidated Financial Statements), a $1.7 million decrease from the FY 2020 non-cash benefit of $1.0 million.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7029 at June 30, 2019, 0.675382 at September 30, 2019, 0.687771 at June 30, 2020 and 0.714131 at September 30, 2020. In FY 2020 and FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(886,000) and $17,000 and $(3,000) and $51,000, respectively. In addition, in FY 2020 and FY 2021, net unrealized exchange losses on forward exchange contracts totaled $331,000 and $267,000, respectively.

Income Taxes. Our income tax provision for FY 2021 and FY 2020, which derived an effective tax rate of 24.4% and 27.5%, respectively, differed from the U.S. federal statutory rate of 21%, was primarily as a result of nontaxable or nondeductible items for the change in the valuation of the bifurcated derivatives in the Convertible Notes. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2021 and FY 2020, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $3.2 million in FY 2021 versus net income of $5.0 million in FY 2020, a reduction of $1.8 million. This was primarily due to lower operating profitability in North America between the periods and the non-cash charge for the change in the valuation of the stand-alone bifurcated derivatives being $0.7 million versus a benefit of $1.0 million in FY 2020, offset somewhat by a higher operating profit in the Asia-Pacific area and lower interest expense in FY 2021 from FY 2020.

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

	Quarter Ended September 30,
	2019	2020
Net income	$5,951	$4,083
Add (deduct) —
Provision for income taxes	2,260	1,319
Change in valuation of bifurcated derivatives in Convertible Note	(992)	683
Foreign exchange and other	573	(326)
Interest expense	7,324	5,697
Interest income	(186)	(151)
Depreciation and amortization	9,512	9,165
Share-based compensation expense	683	524
Refinancing costs not capitalized	—	150
Adjusted EBITDA	$25,125	$21,144

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $30,707,600 (AUS$43,000,000) Facility A that will amortize semi-annually; a $83,196,300 (AUS$116,500,000) Facility B that has no scheduled amortization; a $14,282,600 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $26,779,900 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSW”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at our option, either at the base rate, plus 0.5% and a range of 1.00% to 1.50%, or the LIBOR rate, with a minimum of 0.5%, and a range of 2.50% to 3.00%. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate. There is an unused commitment fee of 0.250% - 0.375%, based on the average revolver usage.

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

As of September 30, 2020, our required principal and other obligations payments for the twelve months ending September 30, 2021 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending September 30,
	2021	2022	2023	2024
Deutsche Bank Credit Facility	$4,669	$4,669	$4,669	$110,768
Wells Fargo Credit Facility (a)	—	163,779	—	—
Senior Notes	77,390	—	—	—
Other	4,299	1,552	2,045	1,349
	$86,358	$170,000	$6,714	$112,117
(a)	Matures March 24, 2022, assuming the Senior Notes are refinanced.

Reference is made above for a discussion on the COVID-19 pandemic and Notes 3 and 5 of Notes to Condensed Consolidated Financial Statements for further discussion of our equity transactions and senior and other debt, respectively, and Note 12 for a discussion of subsequent events.

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

As we discussed above, our principal source of capital for operations consists of funds available from the senior secured credit facilities at our operating units. We also finance a smaller portion of capital requirements through finance leases and lease-purchase contracts. We intend to continue utilizing our operating cash flow and net borrowing capacity primarily to expanding our container sale inventory and lease fleet through both capital expenditures and accretive acquisitions; as well as paying dividends on the Series C Preferred Stock and 8.00% Series B Cumulative Preferred Stock ("Series B Preferred Stock"), if and when declared by our Board of Directors. While we have always owned a majority interest in Royal Wolf and its results and accounts are included in our consolidated financial statements, access to its operating cash flows, cash on hand and other financial assets and the borrowing capacity under its senior credit facility are limited to us in North America contractually by its senior lenders.

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Quarter Ended September 30,
	2019	2020
Net cash provided by operating activities	$13,591	$10,732

Net cash used in investing activities	$(10,517)	$(1,023)

Net cash used in financing activities	$(454)	$(10,508)

Cash Flow for FY 2021 Compared to FY 2020

Operating activities. Our operations provided cash of $10.7 million during FY 2021 versus $13.6 million during FY 2020, a decrease of $2.9 million between the periods. Net income in FY 2021 of $4.1 million was $1.9 million less than the net income in FY 2020 of $6.0 million and our management of operating assets and liabilities in FY 2021, when compared to FY 2020, further reduced cash by $0.6 million. Though not the case this time, historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. Net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, also decreased operating cash flow by $0.9 million between the periods, from a net cash increase of $0.6 million in FY 2020 to a net cash decrease of $0.3 million in FY 2021. In addition, depreciation and amortization and the amortization of deferred financing costs further decreased cash between the periods by $0.4 million, from an aggregate $10.0 million increase in FY 2020 to an aggregate $9.6 million increase in FY 2021.However, cash from operating activities between the periods increased by a net total of $1.7 million as a result of the non-cash adjustments relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Notes, which increased cash by $0.7 million in FY 2021 versus decreasing cash by $1.0 million in FY 2020. Deferred income taxes increased cash flows in FY 2021 by $0.8 million, versus $1.4 million in FY 2020; and non-cash share-based compensation increased operating cash flows by $0.5 million in FY 2021, versus $0.7 million in FY 2020. During FY 2021 and FY 2020, the net gain on the sales of lease fleet reduced operating cash flows by $2.9 million and $2.7 million, respectively;

Investing Activities. Cash used in investing activities was $1.0 million during FY 2021, as compared to $10.5 million used during FY 2020, resulting in a net increase in cash used between the periods of $9.5 million. Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $1.2 million in FY 2021 as compared to $3.4 million in FY 2020, a decrease of $2.2 million in primarily our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were a negative $0.2 million in FY 2021, as compared to $7.3 million in FY 2020, a decrease of $7.5 million in net fleet investment. In FY 2021, net capital expenditures of lease fleet were approximately $1.9 million in North America, as compared to $8.1 million in FY 2020, a decrease of $6.2 million; and net capital expenditures of lease fleet in the Asia Pacific totaled a negative $2.1 million in FY 2021, versus a negative $0.8 million in FY 2020, a decrease of $1.3 million in net fleet investment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Cash used in financing activities was $10.5 million during FY 2021, as compared to only $0.5 million of cash used during FY 2020, a decrease to cash between the periods of $10.0 million. In FY 2021, we repaid a net $9.7 million on our equipment financing, senior and other debt versus borrowing a net $0.4 million in FY 2020. These financing activities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends on our preferred stock, repurchase shares of our common stock and manage our operating assets and liabilities. Cash of $0.9 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and we received proceeds of approximately $0.1 million during both periods from issuances of common stock on exercises of stock options.

Asset Management

Receivables and inventories were $42.2 million and $20.2 million at September 30, 2020 and $44.1 million and $20.9 million at June 30, 2020, respectively. At September 30, 2020, DSO in trade receivables were 37 days and 42 days in the Asia-Pacific area and our North American leasing operations, as compared to 43 days and 40 days at June 30, 2020, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. As further discussed above in “COVID-19,” if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner, including the increase of DSO in trade receivables.

The net book value of our total lease fleet was $459.1 million at September 30, 2020, as compared to $458.7 million at June 30, 2020. At September 30, 2020, we had 99,844 units (23,711 units in retail operations in Australia, 8,972 units in national account group operations in Australia, 12,154 units in New Zealand, which are considered retail; and 55,007 units in North America) in our lease fleet, as compared to 100,645 units (24,147 units in retail operations in Australia, 8,946 units in national account group operations in Australia, 12,370 units in New Zealand, which are considered retail; and 55,182 units in North America) at June 30, 2020. At those dates, 75,460 units (19,288 units in retail operations in Australia, 5,983 units in national account group operations in Australia, 9,717 units in New Zealand, which are considered retail; and 40,472 units in North America); and 72,983 units (19,505 units in retail operations in Australia, 5,255 units in national account group operations in Australia, 10,149 units in New Zealand, which are considered retail; and 38,074 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 37,809 storage and freight containers and 7,028 portable building containers at September 30, 2020; and 38,317 storage and freight containers and 7,146 portable building containers at June 30, 2020. At those dates, units on lease were comprised of 30,291 storage and freight containers and 4,697 portable building containers; and 29,839 storage and freight containers and 5,070 portable building containers, respectively.

In North America, the lease fleet was comprised of 38,903 storage containers, 6,496 office containers (GLOs), 4,193 portable liquid storage tank containers, 4,246 mobile offices and 1,169 modular units at September 30, 2020; and 39,169 storage containers, 6,355 office containers (GLOs), 4,194 portable liquid storage tank containers, 4,291 mobile offices and 1,173 modular units at June 30, 2020. At those dates, units on lease were comprised of 29,614 storage containers, 5,391 office containers (GLOs), 1,047 portable liquid storage tank containers, 3,452 mobile offices and 968 modular units; and 27,472 storage containers, 5,184 office containers (GLOs), 1,000 portable liquid storage tank containers, 3,474 mobile offices and 944 modular units, respectively.

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

A comprehensive discussion of our critical and significant accounting policies and management estimates are included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Note 2 of Notes to Consolidated Financial Statements in the Annual Report. Reference is also made to Note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for a further discussion of our significant accounting policies. We believe there have been no significant changes in our critical accounting policies, estimates and judgments since June 30, 2020.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Based on our evaluation under the criteria in Internal Control - Integrated Framework (2013), we concluded that our internal control over financial reporting was not, in all material respects, effective as of September 30, 2020.

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

We have enhanced our controls and procedures to, among other things, increase the frequency of inventory and fleet counts at our small and medium-sized locations by at least two people, one of whom must be independent from the location, and provide for unannounced physical counts. We believe these changes in our controls will remediate the material weakness still existing at

September 30, 2020. Other than the changes made to address the material deficiency described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In evaluating our forward-looking statements, readers should specifically consider risk factors that may cause actual results to vary from those contained in the forward-looking statements. Risk factors associated with our business are included, but not limited to, our Annual Report on Form 10-K for the year ended June 30, 2020, as filed with the SEC on September 10, 2020 (“Annual Report”) and other subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

See Exhibit Index attached.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1

Amendment No. 10 to Amended and Restated Credit Agreement dated as of September 9, 2020 among Wells Fargo Bank, National Association ("Wells Fargo"), East West Bank ("East West"), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), KeyBank, National Association (“KeyBank”), Bank Hapoalim B.M. (“BHI”),  Associated Bank, N.A. (“Associated”), Bank of the West ("BOTW" and collectively with Wells Fargo, East West, CIT, CIBC, KeyBank, BHI and Associated, the "Lenders"), Pac-Van, Inc., Lone Star Tank Rental Inc., GFN Realty Company, LLC and Southern Frac, LLC and the Guarantor Acknowledgement dated September 9, 2020 by PV Acquisition Corp. and GFN Manufacturing Corporation (incorporated by reference to Registrant’s Form 8-K filed September 11, 2020)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350
101

The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2020	GENERAL FINANCE CORPORATION

	By:	/s/ Jody E. Miller
Jody E. Miller
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer