Form 10-Q
period 2020-12-31
General Finance CORP
filed 2021-02-08
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act:

Trading
Title of Each Class	Symbol(s)	Name of Each Exchange On Which Registered

Common Stock, $0.0001 par value	GFN	NASDAQ Global Market

9.00% Series C Cumulative Redeemable Perpetual Preferred Stock (Liquidation Preference $100 per share)	GFNCP	NASDAQ Global Market

7.875% Senior Notes due 2025	GFNSZ	NASDAQ Global Market

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,227,705 shares outstanding as of February 4, 2021.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	December 31, 2020
Assets
Cash and cash equivalents	$17,478	$11,792
Trade and other receivables, net of allowance for doubtful accounts of $5,972 and $5,769 at June 30, 2020 and December 31, 2020, respectively	44,066	43,128
Inventories	20,928	20,402
Prepaid expenses and other	8,207	12,638
Property, plant and equipment, net	24,396	27,095
Lease fleet, net	458,727	471,988
Operating lease assets	66,225	78,532
Goodwill	97,224	100,398
Other intangible assets, net	18,771	18,022
Total assets	$756,022	$783,995

Liabilities
Trade payables and accrued liabilities	$46,845	$43,121
Income taxes payable	645	353
Unearned revenue and advance payments	24,642	31,030
Operating lease liabilities	67,142	80,115
Senior and other debt, net	379,798	372,022
Fair value of bifurcated derivatives in Convertible Note	18,325	16,424
Deferred tax liabilities	43,708	46,985
Total liabilities	581,105	590,050

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2020 and December 31, 2020	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,880,531 shares issued and 29,968,766 shares outstanding at June 30, 2020 and 31,139,470 shares issued and 30,227,705 shares outstanding at December 31, 2020	3	3
Additional paid-in capital	183,051	182,434
Accumulated other comprehensive loss	(22,106)	(15,800)
Accumulated deficit	(20,790)	(7,451)
Treasury stock, at cost; 911,765 shares at June 30, 2020 and December 31, 2020	(5,845)	(5,845)
Total General Finance Corporation stockholders’ equity	174,413	193,441
Equity of noncontrolling interests	504	504
Total equity	174,917	193,945
Total liabilities and equity	$756,022	$783,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Revenues
Sales:
Lease inventories and fleet	$29,741	$30,206	$58,532	$59,871
Manufactured units	1,583	546	3,756	903
	31,324	30,752	62,288	60,774
Leasing	60,785	58,362	119,718	110,700
	92,109	89,114	182,006	171,474

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	21,600	21,215	41,816	42,509
Manufactured units	1,637	628	3,464	1,069
Direct costs of leasing operations	22,761	21,318	45,619	41,929
Selling and general expenses	20,483	19,904	41,138	39,547
Depreciation and amortization	8,609	9,394	18,020	18,460

Operating income	17,019	16,655	31,949	27,960

Interest income	180	151	366	302
Interest expense	(6,930)	(6,686)	(14,254)	(12,383)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	3,902	2,584	4,894	1,901
Foreign exchange and other	264	(1,070)	(309)	(744)
	(2,584)	(5,021)	(9,303)	(10,924)

Income before provision for income taxes	14,435	11,634	22,646	17,036

Provision for income taxes	3,994	2,378	6,254	3,697

Net income	10,441	9,256	16,392	13,339

Preferred stock dividends	(922)	(922)	(1,844)	(1,844)

Net income attributable to common stockholders	$9,519	$8,334	$14,548	$11,495

Net income per common share:
Basic	$0.31	$0.28	$0.48	$0.39
Diluted	0.30	0.27	0.46	0.38

Weighted average shares outstanding:
Basic	30,253,075	29,774,426	30,229,164	29,734,141
Diluted	31,537,637	30,770,036	31,433,274	30,645,104

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020

Net income	$10,441	$9,256	$16,392	$13,339

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $246 and $16 and $80 and $83 in the quarter and six months ended December 31, 2019 and 2020, respectively	421	(12)	(37)	(99)

Cumulative translation adjustment	1,728	4,652	(66)	6,405

Total comprehensive income	12,590	13,896	16,289	19,645
Allocated to noncontrolling interests	—	—	—	—

Comprehensive income allocable to General Finance Corporation stockholders	$12,590	$13,896	$16,289	$19,645

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

							Total
				Accumulated			General Finance
	Cumulative		Additional	Other			Corporation	Equity of
	Preferred	Common	Paid-In	Comprehensive	Accumulated	Treasury	Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Deficit	Stock	Equity	Interests	Equity
Balance at June 30, 2020	$40,100	$3	$183,051	$(22,106)	$(20,790)	$(5,845)	$174,413	$504	$174,917
Share-based compensation	—	—	524	—	—	—	524	—	524
Preferred stock dividends	—	—	(922)	—	—	—	(922)	—	(922)
Issuance of 132,100 shares of common stock on exercises of stock options	—	—	143	—	—	—	143	—	143
Vesting of restricted stock units into 74,359 shares of common stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	4,083	—	4,083	—	4,083
Fair value change in derivative, net of related tax effect	—	—	—	(87)	—	—	(87)	—	(87)
Cumulative translation adjustment	—	—	—	1,753	—	—	1,753	—	1,753
Total comprehensive income	—	—	—	—	—	—	5,749	—	5,749
Balance at September 30, 2020	$40,100	$3	$182,796	$(20,440)	$(16,707)	$(5,845)	$179,907	$504	$180,411
Share-based compensation	—	—	514	—	—	—	514	—	514
Preferred stock dividends	—	—	(922)	—	—	—	(922)	—	(922)
Issuance of 18,000 shares of common stock on exercises of stock options	—	—	46	—	—	—	46	—	46
Grant of 34,480 shares of restricted stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	9,256	—	9,256	—	9,256
Fair value change in derivative, net of related tax effect	—	—	—	(12)	—	—	(12)	—	(12)
Cumulative translation adjustment	—	—	—	4,652	—	—	4,652	—	4,652
Total comprehensive income	—	—	—	—	—	—	13,896	—	13,896
Balance at December 31, 2020	$40,100	$3	$182,434	$(15,800)	$(7,451)	$(5,845)	$193,441	$504	$193,945

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Six Months Ended December 31,
	2019	2020
Net cash provided by operating activities (Note 10)	$37,460	$29,823

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,854)
Proceeds from sales of property, plant and equipment	407	289
Purchases of property, plant and equipment	(5,279)	(5,691)
Proceeds from sales of lease fleet	14,938	19,774
Purchases of lease fleet	(32,805)	(24,279)
Other intangible assets	(104)	(46)
Net cash used in investing activities	(22,843)	(11,807)

Cash flows from financing activities:
Repayments of equipment financing activities, net	(328)	(120)
Proceeds from (repayments of) senior and other debt borrowings, net	(12,849)	(11,585)
Proceeds from issuance of 7.875% Senior Notes	—	69,000
Redemption of 8.125% Senior Notes	—	(77,390)
Deferred financing costs	—	(3,917)
Proceeds from issuances of common stock	98	189
Preferred stock dividends	(1,844)	(1,844)
Net cash used in financing activities	(14,923)	(25,667)

Net decrease in cash	(306)	(7,651)

Cash and equivalents at beginning of period	10,359	17,478

The effect of foreign currency translation on cash	14	1,965

Cash and equivalents at end of period	$10,067	$11,792

Non-cash investing and financing activities:

The Company included non-cash holdback totaling $150 as part of the consideration for a business acquisition during the six months ended December 31, 2020.

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

Unless otherwise indicated, references to “FY 2020” and “FY 2021” are to the six months ended December 31, 2019 and 2020, respectively.

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

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	December 31,
	2020	2020
Finished goods	$17,347	$16,964
Work in progress	1,161	607
Raw materials	2,420	2,831
	$20,928	$20,402

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	December 31,
	Useful Life	2020	2020
Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,899	4,899
Transportation and plant equipment (including finance lease assets - see Note 9)	3 — 20 years	50,497	55,832
Furniture, fixtures and office equipment	3 — 10 years	14,583	15,240
		72,147	78,139
Less accumulated depreciation and amortization		(47,751)	(51,044)
		$24,396	$27,095

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Depreciation expense on property, plant and equipment totaled $1,639,000 and $3,326,000 for the quarter ended December 31, 2019 and FY 2020, respectively; and $1,828,000 and $3,465,000 for the quarter ended December 31, 2020 and FY 2021, respectively.

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2020 and December 31, 2020, the gross costs of the lease fleet were $613,358,000 and $641,233,000, respectively. Depreciation expense on lease fleet totaled $6,110,000 and $12,968,000 for the quarter ended December 31, 2019 and FY 2020, respectively; and $6,895,000 and $13,650,000 for the quarter ended December 31, 2020 and FY 2021, respectively.

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

The North American oil and gas market has been, and the Company expects it to continue to be, highly cyclical, generally fluctuating in correlation with the price of West Texas Intermediate Crude (“WTI”). The decrease in demand caused by, among other things, the COVID-19 pandemic resulted in a substantial decline in WTI prices and drilling activity. Specifically impacting the Company is a reduction in drilling activity of oil wells located in the Permian and Eagle Ford shales basins in Texas, the two primary basins in which it operates. At June 30, 2020, the Company’s annual impairment test for Lone Star, which does its business in the Permian and Eagle Ford shales basins, determined that the implied value of goodwill at Lone Star, based on a discounted cash flow basis, was less than its carrying value and, as a result, a $14,160,000 impairment charge was recorded. The Company’s annual impairment assessment at June 30, 2020 for its other operating units concluded that the fair value of the goodwill for each of them was greater than their respective carrying amounts.

At December 31, 2020, the Company determined that qualitative factors in its North American leasing operations pertaining to conditions in the oil and gas market did not change significantly since June 30, 2020 and, as a result, a quantitative impairment analysis for Lone Star was not required.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite lives (trademark and trade name) and finite lives (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2020			December 31, 2020
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	31,691	(19,612)	12,079	31,893	(20,986)	10,907
Non-compete agreements	8,651	(8,226)	425	8,641	(8,279)	362
Deferred financing costs	3,643	(2,769)	874	4,413	(3,006)	1,407
Other	2,828	(2,468)	360	3,200	(2,887)	313
	$52,299	$(33,528)	$18,771	$53,633	$(35,611)	$18,022

Amortization expense related to amortizable intangible assets, other than deferred financing costs, totaled $772,000 and $1,545,000 for the quarter ended December 31, 2019 and FY 2020, respectively; and $957,000 and $1,924,000 for the quarter ended December 31, 2020 and FY 2021, respectively. Amortization expense, which is included in interest expense, related to deferred financing costs recorded as amortizable intangible assets totaled $117,000 and $233,000 for the quarter ended December 31, 2019 and FY 2020, respectively; and $113,000 and $237,000 for the quarter ended December 31, 2020 and FY 2021, respectively.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during the quarter ended December 31, 2019 and FY 2020 and the quarter ended December 31, 2020 and FY 2021 were $14,242,000 and $27,752,000 and $12,172,000 and $23,094,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2020 and December 31, 2020, we had approximately $24,642,000 and $31,030,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $2,038,000 and $12,859,000, which were included in the unearned rental revenue balance at June 30, 2019, were recognized during the quarter ended December 31, 2019 and FY 2020, respectively. Revenues of $2,051,000 and $14,196,000, which were included in the unearned rental revenue balance at June 30, 2020, were recognized during the quarter ended December 31, 2020 and FY 2021, respectively. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2020 and December 31, 2020, the Company had $136,394 and $90,371, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	Quarter Ended December 31, 2020
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$18,503	$7	$18,510	$—	$—	$18,510	$11,696	$30,206
Sales manufactured units	—	—	—	1,890	(1,344)	546	—	546
Total non-lease revenues	18,503	7	18,510	1,890	(1,344)	19,056	11,696	30,752

Leasing:
Rental revenue	27,441	1,235	28,676	—	(65)	28,611	13,410	42,021
Rental-related services	10,929	1,321	12,250	—	—	12,250	4,091	16,341
Total leasing revenues	38,370	2,556	40,926	—	(65)	40,861	17,501	58,362

Total revenues	$56,873	$2,563	$59,436	$1,890	$(1,409)	$59,917	$29,197	$89,114

	Six Months Ended December 31, 2020
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$35,337	$27	$35,364	$—	$—	$35,364	$24,507	$59,871
Sales manufactured units	—	—	—	3,515	(2,612)	903	—	903
Total non-lease revenues	35,337	27	35,364	3,515	(2,612)	36,267	24,507	60,774

Leasing:
Rental revenue	51,589	2,340	53,929	—	(148)	53,781	25,467	79,248
Rental-related services	21,200	2,537	23,737	—	—	23,737	7,715	31,452
Total leasing revenues	72,789	4,877	77,666	—	(148)	77,518	33,182	110,700

Total revenues	$108,126	$4,904	$113,030	$3,515	$(2,760)	$113,785	$57,689	$171,474

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended December 31, 2019
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$16,576	$35	$16,611	$—	$—	$16,611	$13,130	$29,741
Sales manufactured units	—	—	—	3,068	(1,485)	1,583	—	1,583
Total non-lease revenues	16,576	35	16,611	3,068	(1,485)	18,194	13,130	31,324

Leasing:
Rental revenue	26,530	3,396	29,926	—	(103)	29,823	12,225	42,048
Rental-related services	10,919	3,230	14,149	—	—	14,149	4,588	18,737
Total leasing revenues	37,449	6,626	44,075	—	(103)	43,972	16,813	60,785

Total revenues	$54,025	$6,661	$60,686	$3,068	$(1,588)	$62,166	$29,943	$92,109

	Six Months Ended December 31, 2019
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$33,494	$35	$33,529	$—	$—	$33,529	$25,003	$58,532
Sales manufactured units	—	—	—	6,574	(2,818)	3,756	—	3,756
Total non-lease revenues	33,494	35	33,529	6,574	(2,818)	37,285	25,003	62,288

Leasing:
Rental revenue	51,784	7,878	59,662	—	(421)	59,241	24,168	83,409
Rental-related services	21,267	7,131	28,398	—	—	28,398	7,911	36,309
Total leasing revenues	73,051	15,009	88,060	—	(421)	87,639	32,079	119,718

Total revenues	$106,545	$15,044	$121,589	$6,574	$(3,239)	$124,924	$57,082	$182,006

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Basic	30,253,075	29,774,426	30,229,164	29,734,141
Dilutive effect of common stock equivalents	1,284,562	995,610	1,204,110	910,963
Diluted	31,537,637	30,770,036	31,433,274	30,645,104

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Potential common stock equivalents totaling 756,411 and 836,863 for the quarter ended December 31, 2019 and FY 2020, respectively; and 900,288 and 984,935 for the quarter ended December 31, 2020 and FY 2021, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes by removing a number of exceptions currently provided for in Topic 740 and amending certain other requirements. The Company is currently evaluating the impact of this on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The Company is currently evaluating the impact of this on its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2020 and December 31, 2020, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2020 and December 31, 2020, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of December 31, 2020, since issuance, dividends paid or payable totaled $113,000 for the Series B Preferred Stock and dividends paid totaled $27,240,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

FY 2021 Acquisition

On December 4, 2020, the Company, through Pac-Van, purchased the storage container and storage trailer business of Jackson Container & Trailer Rental, Inc. (“Jackson Container”) for approximately $2,004,000, which included a general indemnity holdback of $150,000. Jackson Container is located in New Orleans, Louisiana. The preliminary allocation to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

Jackson Container
December 4, 2020
Fair value of the net tangible assets acquired and liabilities assumed:
Inventories	$388
Property, plant and equipment	204
Lease fleet	1,414
Unearned revenue and advance payments	(133)
Total net tangible assets acquired and liabilities assumed	1,873

Fair value of intangible assets acquired:
Non-compete agreement	13
Customer lists/relationships	110
Goodwill	8
Total intangible assets acquired	131
Total purchase consideration	$2,004

The FY 2021 operating results prior to and since the respective date of acquisition were not considered significant.

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Jackson Container acquisition is deductible for U.S. income tax purposes

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company incurred approximately $189,000 and $512,000 during the quarter ended December 31, 2019 and FY 2020, respectively, and $15,000 during both the quarter ended December 31, 2020 and FY 2021, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $33,148,900 (AUS$43,000,000) Facility A that will amortize semi-annually; a $89,810,400 (AUS$116,500,000) Facility B that has no scheduled amortization; a $15,418,100 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $28,908,900 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSW”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $2,213,600 (AUS$2,871,400) are payable quarterly in advance through maturity; and an exit fee of $810,700 (AUS$1,051,600), which was due on November 3, 2020 from the original November 3, 2017 financing, was paid in FY 2021. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. Prepayment penalties equal to 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2021, with no prepayment penalty due after March 22, 2021.

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

At December 31, 2020, borrowings under the Deutsche Bank Credit Facility totaled $121,956,000 (AUS$158,198,000) and availability, including cash at the bank, totaled $36,552,000 (AUS$47,415,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.770905 U.S. dollar and one New Zealand dollar to 0.721448 U.S. dollar at December 31, 2020.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In June 2020, General Electric Pension Trust ('GEPT") elected to sell the 911,765 shares of GFN common stock they own from the conversion of the GEPT Convertible Note. At a meeting on June 18, 2020, the GFN Board of Directors approved GFN buying GEPT's shares (versus an open market sale by GEPT), as well as entering into an agreement with GEPT to satisfy their remaining minimum return liability in two equal payments, the first one due October 1, 2020 and the second one on January 1, 2021, as well as approving that the bifurcated minimum return derivative liability will be assumed by GFN U.S. effective June 30, 2020. The shares were purchased by the Company at a closing market price on June 22, 2020 of $6.40, resulting in realized gross proceeds to GEPT of $5,835,000, and leaving a remaining minimum return liability of $6,843,000. The GFN shares purchased from GEPT, plus commission of $10,000, was recorded as treasury stock and the minimum return liability due GEPT is included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. The entire bifurcated minimum return derivative liability was revalued at June 22, 2020, and the difference of $436,000 between this valuation and the previous valuation at March 31, 2020 was recognized as a loss in the consolidated statements of operations during the fourth quarter of FY 2020. In addition, the difference of $1,081,000 between the remaining minimum return liability of $6,843,000 due GEPT and its value at June 22, 2020 prior to its assumption by GFN was recognized as a gain in the consolidated statements of operations during the fourth quarter of the fiscal year ended June 30, 2020. At December 31, 2020, the fair value of the bifurcated minimum return derivative liability for the remaining 2,147,059 shares remaining from the conversion of the TIAA Convertible Note and Bison Convertible Notes was $16,424,000.

North America Senior Credit Facility

At December 31, 2020, the North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) had a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on December 14, 2025, assuming the Company’s publicly-traded senior notes due October 31, 2025 (see below) are extended to a date not earlier than March 14, 2026, or have been repaid in full or refinanced or replaced on terms satisfactory to the Wells Fargo Credit Facility; otherwise the Wells Fargo Credit Facility would mature on July 31, 2025.

The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of the Company’s North American leasing and manufacturing operations. The Wells Fargo Credit Facility effectively not only finances the North American operations, but also the funding requirements for the Series C Preferred Stock (see Note 3) and the publicly-traded unsecured senior notes. The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; and (b) $8,000,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, as defined, or the LIBOR rate, as defined, with a minimum of 0.5%; plus an applicable margin range of 2.50% to 3.00% based on the average excess availability. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2020, borrowings and availability under the Wells Fargo Credit Facility totaled $172,383,000 and $87,883,000, respectively.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “2021 Senior Notes") in a public offering for an aggregate principal amount of $72,000,000. The 2021 Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the first supplemental indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Original Trustee”). The First Supplemental Indenture supplements the indenture entered into by and between the Company and the Original Trustee dated as of June 18, 2014 (the "Base Indenture"). On April 24, 2017, the Company completed the sale of a "tack-on" offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. On October 31, 2018, the Company successfully completed a consent solicitation to amend the Base Indenture and First Supplemental Indenture to permit the Company to incur additional indebtedness from time to time, including pursuant to its existing Wells Fargo Credit Facility and existing master finance/capital lease agreement, or such new finance/capital lease obligations as the Company may enter into from time to time. As a result of the successful consent solicitation, the Company and the Original Trustee entered into the second supplemental indenture dated October 31, 2018 (the “Second Supplemental Indenture” and, together with the Base Indenture and First Supplemental Indenture, the “Existing Indenture"). The 2021 Senior Notes bore interest at the rate of 8.125% per annum and were scheduled to mature on July 31, 2021. Prior to December 31, 2020, an aggregate principal amount of $65,800,000 of the 2021 Senior Notes were redeemed (see below) and the remaining principal balance of $11,590,000, plus accrued interest through the redemption date of January 15, 2021, was effectively defeased by the transfer of funds to the Original Trustee (see Note 12) through borrowings on the Wells Fargo Credit Facility. As a result, the Company has reflected the 2021 Senior Notes as fully repaid at December 31, 2020, and has written off the related unamortized debt issuance costs of $386,000 at November 30, 2020 through interest expense in accompanying consolidated financial statements.

On October 27, 2020, the Company completed the sale of unsecured senior notes (the "2025 Senior Notes") in a public offering for $60,000,000, which represented 100% of the aggregate principal amount. On November 16, 2020, the underwriters exercised their full over-allotment option of $9,000,000, which also represented 100% of the aggregate principal amount. Total net proceeds were $65,853,000, after deducting underwriting discounts and offering costs of approximately $3,147,000. The Company used $65,800,000 of the net proceeds to redeem the majority of the 2021 Senior Notes (see above). The 2025 Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the third supplemental indenture (the "Third Supplemental Indenture" and, together with the Existing Indenture, the "Indenture") by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Trustee"). At December 31, 2020, the 2025 Senior Notes totaled $65,958,000, net of unamortized debt issuance costs.

The 2025 Senior Notes bear interest at the rate of 7.875% per annum, mature on October 31, 2025 and are not subject to any sinking fund. Interest on the 2025 Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on January 31, 2021. The 2025 Senior Notes rank equally in right of payment with all of the Company's existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The 2025 Senior Notes are effectively subordinated to any of the Company's existing and future secured debt, to the extent of the value of the assets securing such debt. The 2025 Senior Notes are structurally subordinated to all existing and future liabilities of the Company's subsidiaries and are not guaranteed by any of the Company's subsidiaries.

The Company may, prior to October 31, 2022, redeem the 2025 Senior Notes in whole or in part upon the payment of 100% of the principal amount of the 2025 Senior Notes being redeemed, plus a “make-whole” price described in the Indenture, and accrued interest and unpaid interest to, but not including, the date of redemption. In addition, the Company may redeem up to 35% of the aggregate outstanding principal amount of the 2025 Senior Notes before October 31, 2022 with the net cash proceeds from certain equity offerings at a redemption price of 107.875% of the principal amount plus accrued and unpaid interest to the date of redemption.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If the Company experiences a change in control, as defined in the Indenture, it must offer to purchase the 2025 Senior Notes at 101% of the principal amount plus accrued and unpaid interest to the date of purchase. If the Company engages in asset sales, as defined in the Indenture, it generally must invest the net cash proceeds from such sales in its business within a period of time, prepay debt under the Wells Fargo Credit Facility or make an offer to purchase a principal amount of the 2025 Senior Notes equal to the excess net cash proceeds. The purchase price of the 2025 Senior Notes will be 100% of their principal amount, plus accrued but unpaid interest.

The Company may, at its option, at any time and from time to time, on or after October 31, 2022, redeem the 2025 Senior Notes in whole or in part. The 2025 Senior Notes will be redeemable at a redemption price initially equal to 104.5% of the principal amount of the 2025 Senior Notes (and which declines each year on October 31) plus accrued and unpaid interest to the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed 2025 Senior Notes.

The Indenture contains covenants which, among other things, limit the Company’s ability to make certain payments, to pay dividends and to incur additional indebtedness if the incurrence of such indebtedness would cause the company’s consolidated fixed charge coverage ratio, as defined in the Indenture, to be below 2.0 to 1.0. The 2025 Senior Notes are listed on NASDAQ under the symbol “GFNSZ.”

Other

At December 31, 2020, equipment financing (finance lease liabilities - see Note 9) and other debt totaled $11,725,000.

The Company was in compliance with the financial covenants under all its credit facilities as of December 31, 2020.

The weighted-average interest rate in the Asia-Pacific area was 7.7% and 7.8% during the quarter ended December 31, 2019 and FY 2020, respectively, and 7.3% during both the quarter ended December 31, 2020 and FY 2021, respectively; which does not include the effect of translation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 5.8% and 6.0% during the quarter ended December 31, 2019 and FY 2020, respectively, and 5.9% and 5.2% during the quarter ended December 31, 2020 and FY 2021, respectively; which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2020	December 31, 2020
Swap Contracts	Trade payables and accrued liabilities	$3,456	$3,597
Forward-Exchange Contracts	Trade payables and accrued liabilities	258	1,251
Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	18,325	16,424

		Quarter Ended		Six Months Ended
Type of Derivative	Statement of Operations	December 31,		December 31,
Contract	Classification	2019	2020	2019	2020
Forward Exchange Contracts	Unrealized foreign currency exchange loss included in “Foreign exchange and other”	$(587)	$(1,209)	$(256)	$(942)
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	3,902	2,584	4,894	1,901

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

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2020 and December 31, 2020, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	December 31,
	2020	2020
Notional amounts	$68,777	$77,091
Fixed/Strike Rates	7.17%	7.17%
Floating Rates	5.35%	5.35%
Fair Value of Combined Contracts	$(3,456)	$(3,597)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2020, there were 13 open forward exchange contracts that mature between July 2020 and October 2020; and, as of December 31, 2020, there were 43 open forward exchange contracts that mature between January 2021 and July 2021, as follows (dollars in thousands):

	June 30,	December 31,
	2020	2020
Notional amounts	$3,087	$18,802
Exchange/Strike Rates (AUD to USD)	0.56516 – 0.68863	0.65125 - 0.72944
Fair Value of Combined Contracts	$(258)	$(1,251)

For the quarter ended December 31, 2019 and 2020, net unrealized and realized foreign exchange gains (losses) totaled $881,000 and $(28,000) and $146,000 and $(10,000), respectively. In FY 2020 and FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(5,000) and $(45,000) and $143,000 and $51,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2020 was determined to be approximately $366,554,000 (carrying value of $372,697,000, gross of deferred financing costs of $896,000). The Company also determined that the fair value of its other debt of $7,997,000 at June 30, 2020 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at December 31, 2020 have not changed significantly from June 30, 2020. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at December 31, 2020 would not vary significantly from the proportion determined at June 30, 2020.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 during both the quarter ended December 31, 2019 and 2020; and $55,000 during both FY 2020 and FY 2021.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. On August 4, 2020, the Company exercised the first option to renew the lease for an additional two-year term commencing January 1, 2021. Rental payments on these premises totaled $38,000 and $76,000 during the quarter ended December 31, 2019 and FY 2020, respectively; and $40,000 and $80,000 during the quarter ended December 31, 2020 and FY 2021, respectively.

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

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At December 31, 2020, 362,889 shares remained available for grant.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

At December 31, 2020, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2021 follows:

			Weighted-
			Average
	Number of	Weighted-	Remaining
	Options	Average	Contractual
	(Shares)	Exercise Price	Term (Years)

Outstanding at June 30, 2020	1,599,541	$4.54
Granted	—	—
Exercised	(150,100)	1.26
Forfeited or expired	—	—
Outstanding at December 31, 2020	1,449,441	$4.88	4.1

Vested and expected to vest at December 31, 2020	1,449,441	$4.88	4.1

Exercisable at December 31, 2020	1,444,945	$4.87	4.1

At December 31, 2020, outstanding time-based options and performance-based options totaled 1,029,095 and 420,346, respectively. Also at that date, the Company’s market price for its common stock was $8.51 per share, which was above the exercise prices of over 98% of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $5,311,000. Share-based compensation of $9,616,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2020. At that date, there remains $16,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of less than two years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Nonvested at June 30, 2020	408,099	$8.00	108,928	$8.18
Granted	34,480	8.70	—	—
Vested	(27,985)	10.72	(74,359)	7.45
Forfeited	—	—	(2,706)	9.49
Nonvested at December 31, 2020	414,594	$7.88	31,863	$9.76

Share-based compensation of $6,824,000 and $1,554,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through December 31, 2020. At that date, there remains $2,453,000 for the restricted stock and $257,000 for the RSU of unrecognized compensation expense

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.69 years for the restricted stock and less than a year to 2.11 years for the RSU.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Future payments of operating lease liabilities at June 30, 2020 and December 31, 2020 are as follows (in thousands):

Year Ending June 30,
2021	$11,628
2022	10,336
2023	9,121
2024	7,858
2025	6,750
Thereafter	57,190
Total commitments	102,883
Less – effect of discounting	(35,741)
$67,142

Year Ending December 31,
2021	$12,568
2022	11,647
2023	9,997
2024	8,808
2025	7,918
Thereafter	72,979
Total commitments	123,917
Less – effect of discounting	(43,802)
$80,115

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

Operating lease activity during the periods was as follows (in thousands):

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Expense:
Short-term lease expense	$898	$833	$1,823	$1,655
Fixed lease expense	3,267	3,572	6,490	7,096
Variable lease expense	467	398	730	789
Sublease income	(1,286)	(1,199)	(2,449)	(2,279)
	$3,346	$3,604	$6,594	$7,261

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$3,028	$3,328	$5,960	$6,558
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	2,328	965	3,709	11,791

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The weighted-average remaining lease term and weighted average discount rate for operating leases at June 30, 2020 and December 31, 2020 was 12.6 years and 6.3%, and 13.4 years and 6.4%, respectively.

Finance Leases

Specific criteria differentiate a finance lease from an operating lease, but generally leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as finance leases. At adoption of ASU No. 2016-02, all previously classified capital leases were classified as finance leases. In the accompanying consolidated balance sheets, finance lease assets are included in property, plant and equipment (see Note 2), while finance lease liabilities are included in senior and other debt (see Note 5). Finance leased assets as of June 30, 2020 and December 31, 2020, include gross costs of $8,650,000 and $12,495,000 and accumulated amortization of $2,871,000 and $3,432,000 resulting in a net book value of $5,779,000 and $9,063,000, respectively.

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2020 and December 31, 2020, reported liability totaled $1,278,000 and $1,341,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Six Months Ended December 31,
	2019	2020
Cash flows from operating activities
Net income	$16,392	$13,339
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(177)	(274)
Gain on sales of lease fleet	(4,738)	(5,701)
Unrealized foreign exchange loss (gain)	5	(143)
Unrealized loss on forward exchange contracts	256	942
Change in valuation of bifurcated derivatives in Convertible Note	(4,894)	(1,901)
Depreciation and amortization	18,218	18,660
Amortization of deferred financing costs	927	1,248
Share-based compensation expense	1,368	1,038
Deferred income taxes	5,242	2,841
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	4,872	2,872
Inventories	(2,316)	2,060
Prepaid expenses and other	(588)	(2,328)
Trade payables, accrued liabilities and unearned revenues	3,091	(2,953)
Income taxes	(198)	123
Net cash provided by operating activities	$37,460	$29,823

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

	Quarter Ended December 31, 2020
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$18,503	$7	$18,510	$1,890	$(1,344)	$19,056	$11,696	$30,752
Leasing	38,370	2,556	40,926	—	(65)	40,861	17,501	58,362
	$56,873	$2,563	$59,436	$1,890	$(1,409)	$59,917	$29,197	$89,114

Share-based compensation	$119	$15	$134	$12	$320	$466	$48	$514
Depreciation and amortization	$4,186	$2,161	$6,347	$101	$(180)	$6,268	$3,227	$9,495
Operating income (loss)	$14,653	$(1,512)	$13,141	$(154)	$(1,360)	$11,627	$5,028	$16,655
Interest income	$—	$—	$—	$—	$—	$—	$151	$151
Interest expense	$1,599	$44	$1,643	$13	$2,749	$4,405	$2,281	$6,686

	Six Months Ended December 31, 2020
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$35,337	$27	$35,364	$3,515	$(2,612)	$36,267	$24,507	$60,774
Leasing	72,789	4,877	77,666	—	(148)	77,518	33,182	110,700
	$108,126	$4,904	$113,030	$3,515	$(2,760)	$113,785	$57,689	$171,474

Share-based compensation	$238	$30	$268	$24	$650	$942	$96	$1,038
Depreciation and amortization	$8,224	$4,339	$12,563	$200	$(359)	$12,404	$6,256	$18,660
Operating income (loss)	$25,007	$(3,421)	$21,586	$(371)	$(2,558)	$18,657	$9,303	$27,960
Interest income	$—	$—	$—	$—	$—	$—	$302	$302
Interest expense	$3,060	$65	$3,125	$25	$4,465	$7,615	$4,768	$12,383
Additions to long-lived assets	$23,311	$42	$23,353	$67	$(302)	$23,118	$6,852	$29,970

	At December 31, 2020
Long-lived assets	$330,624	$36,640	$367,264	$1,228	$(9,089)	$359,403	$139,680	$499,083
Operating lease assets	$23,956	$2,311	$26,267	$183	$218	$26,668	$51,864	$78,532
Goodwill	$65,217	$6,622	$71,839	$—	$—	$71,839	$28,559	$100,398

	At June 30, 2020
Long-lived assets	$320,956	$40,234	$361,190	$1,361	$(9,145)	$353,406	$129,717	$483,123
Operating lease assets	$25,602	$2,441	$28,043	$244	$267	$28,554	$37,671	$66,225
Goodwill	$65,123	$6,622	$71,745	$—	$—	$71,745	$25,479	$97,224

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended December 31, 2019
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$16,576	$35	$16,611	$3,068	$(1,485)	$18,194	$13,130	$31,324
Leasing	37,449	6,626	44,075	—	(103)	43,972	16,813	60,785
	$54,025	$6,661	$60,686	$3,068	$(1,588)	$62,166	$29,943	$92,109

Share-based compensation	$106	$12	$118	$9	$375	$502	$183	$685
Depreciation and amortization	$4,079	$1,653	$5,732	$97	$(179)	$5,650	$3,056	$8,706
Operating income	$13,412	$650	$14,062	$(203)	$(1,486)	$12,373	$4,646	$17,019
Interest income	$—	$—	$—	$—	$1	$1	$179	$180
Interest expense	$2,428	$78	$2,506	$30	$1,717	$4,253	$2,677	$6,930

	Six Months Ended December 31, 2019
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$33,494	$35	$33,529	$6,574	$(2,818)	$37,285	$25,003	$62,288
Leasing	73,051	15,009	88,060	—	(421)	87,639	32,079	119,718
	$106,545	$15,044	$121,589	$6,574	$(3,239)	$124,924	$57,082	$182,006

Share-based compensation	$211	$24	$235	$18	$749	$1,002	$366	$1,368
Depreciation and amortization	$8,099	$3,270	$11,369	$198	$(358)	$11,209	$7,009	$18,218
Operating income	$25,190	$2,541	$27,731	$(27)	$(3,104)	$24,600	$7,349	$31,949
Interest income	$—	$—	$—	$—	$2	$2	$364	$366
Interest expense	$5,057	$205	$5,262	$66	$3,434	$8,762	$5,492	$14,254
Additions to long-lived assets	$29,645	$813	$30,458	$32	$(313)	$30,177	$7,907	$38,084

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $1,485,000 and $2,818,000 during the quarter ended December 31, 2019 and FY 2020, respectively; and $1,344,000 and $2,612,000 during the quarter ended December 31, 2020 and FY 2021, respectively. Intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $70,000 and $355,000 during the quarter ended December 31, 2019 and FY 2020, respectively; and $32,000 and $82,000 during the quarter ended December 31, 2020 and FY 2021, respectively.

Note 12. Subsequent Events

On January 15, 2021, the Company announced that its Board of Directors declared a cash dividend of $2.30 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on October 31, 2020 through January 30, 2021, and is payable on February 1, 2021 to holders of record as of January 30, 2021.

On January 15, 2021, the Company redeemed the remaining $11,590,000 of the issued and outstanding principal amount of the 2021 Senior Notes in accordance with the optional redemption provisions in the Existing Indenture governing the 2021 Senior Notes (see Note 5). The redemption price was equal to 100% of the original principal amount, plus accrued and unpaid interest.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of December 31, 2020, our two geographic leasing operations primarily lease and sell their products through 24 customer service centers (“CSCs”) in Australia, 16 CSCs in New Zealand, 63 branch locations in the United States and three branch locations in Canada. At that date, we had 265 and 643 employees and 44,776 and 56,475 lease fleet units in the Asia-Pacific area and North America, respectively.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and has since spread to a number of other countries, including the United States, Canada, Australia and New Zealand. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has not had a significant impact on our core mobile storage business, but has had a significant impact in our liquid containment business in the oil and gas sector. While conditions in this sector have improved somewhat recently, at the outset the decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries caused an even further decline in oil and gas prices in an already soft market. A significant portion of our leasing revenues in North America are derived from customers in the oil and gas industry, particularly those doing business in the Permian and Eagle Ford basins in Texas, who are typically adversely affected when this industry is in a downward economic cycle. We have also seen reductions in construction activity, including suspensions, postponements and some cancellations of projects, in both geographic venues. Efforts to contain the spread of COVID-19 continue and many countries, including the United States, Canada, Australia and New Zealand, have declared states of emergency or, at the very least, implemented restrictions, including banning international travel, restricting social gatherings, temporarily closing businesses not considered essential and issuing varying quarantine orders in response to the COVID-19 pandemic. The existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments and private sectors around the world in response to the COVID-19 pandemic have impeded a great number of businesses (including ours, our customers and our vendors) to conduct normal business operations. We believe that our business is essential, which allows us to continue to serve customers that remain operational. However, if we are required to close a certain number of our locations or a number of our employees cannot work because of illness or otherwise, our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. The situation will likely become more critical if prolonged. We have curtailed domestic and international travel, promoted social distancing and work-from-home practices, implemented restrictions on investing and spending, and laid the groundwork for other potential cost-cutting measures. While we continue to monitor the situation, the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our results of operations, liquidity and financial condition will ultimately be impacted, nor to reasonably assess the various measures that we may have to put in place to mitigate the effect.

Results of Operations

Quarter Ended December 31, 2020 (“QE 2021”) Compared to Quarter Ended December 31, 2019 (“QE 2020”)

Revenues.  Revenues decreased by $3.0 million, or 3%, to $89.1 million in QE FY 2021 from $92.1 million in QE FY 2020.  This consisted of a decrease of $1.2 million, or 2%, in revenues in our North American leasing operations, a decrease of $0.7 million, or 2%, in revenues in the Asia-Pacific area and a decrease of $1.1 million, or 69%, in manufacturing revenues from Southern Frac.  The effect of the average currency exchange rate of a stronger Australian dollar relative to the U.S. dollar in QE FY 2021 versus QE FY 2020 increased the translation of revenues from the Asia-Pacific area.  The average currency exchange rate of one Australian dollar during

QE FY 2021 was $0.731529 U.S. dollar compared to $0.6840 U.S. dollar during QE FY 2020.  In Australian dollars, total revenues in the Asia-Pacific area actually decreased by 9% in QE FY 2021 from QE FY 2020.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by approximately 5% in QE FY 2021 from QE FY 2020; primarily in the commercial, construction, government and services sectors, which increased by an aggregate $3.1 million between the periods; offset somewhat by a decrease of $1.0 million in the oil and gas sector. At Lone Star, revenues decreased by $4.2 million, or approximately 62%, from $6.7 million in QE FY 2020 to $2.5 million in QE FY 2021. As discussed above, revenues in the Asia-Pacific area benefited between the periods because of the translation effect of the stronger Australian dollar. In local Australian dollars, revenue between the periods actually decreased by AUS$3.8 million, primarily in the transportation (intermodal) sector, which decreased by AUS$6.7 million; offset somewhat by increases totaling AUS$2.6 million in the mining, consumer, moving (removals) and storage and retail sectors.

Sales and leasing revenues represented 34% and 66% of total non-manufacturing revenues in QE FY 2021, as compared to 33% and 67% in QE FY 2020, respectively.

Non-manufacturing sales during QE FY 2021 amounted to $30.2 million, compared to $29.7 million during QE FY 2020, representing an increase of $0.5 million, or 2%; and comprised of an increase in our North American leasing operations of $1.9 million and a decrease in the Asia Pacific area of $1.4 million. The decrease in sales in the Asia-Pacific area was comprised of a decrease of $2.0 million in the national accounts group ($3.0 million decrease due to lower unit sales, $0.8 million increase due to higher average prices and a $0.2 million increase due to foreign exchange movements); offset somewhat by an increase of $0.6 million due to foreign exchange movements in the CSC operations. The translation of sales in the Asia-Pacific area was beneficially impacted by the stronger Australian dollar when comparing QE FY 2021 to QE FY 2020. In Australian dollars, total sales in the Asia-Pacific area decreased by approximately 16% in QE FY 2021 from QE FY 2020, primarily in the transportation sector which decreased by AUS$6.5 million; offset somewhat by a total increase of AUS$3.1 million in the mining, construction, consumer and moving and storage sectors. In QE FY 2020, the transportation sector included two large sales totaling AUS$6.5 million. In our North American operations, the increase in non-manufacturing sales between the periods was primarily in the commercial, construction, government and services sectors, which increased by an aggregate $1.7 million. The reduction in manufacturing sales at Southern Frac between the periods was due primarily in liquid containment and specialty tanks, as well miscellaneous parts, which decreased by $1.3 million; offset somewhat by increased sales of GLOs of $0.3 million.

Leasing revenues totaled $58.4 million in QE FY 2021, a decrease of $2.4 million, or 4%, from $60.8 million in QE FY 2020. This consisted of a decrease of $3.1 million, or 7%, in North America and an increase of $0.7 million, or 4%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually decreased by 3% percent in the Asia-Pacific area in QE FY 2021 from QE FY 2020.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 83% and 85%, respectively, during QE FY 2021; and 82% and 79%, respectively, during QE FY 2020. The overall average utilization was 83% in QE FY 2021 and 81% in QE FY 2020; and the average monthly lease rate of containers increased to AUS$174 in QE FY 2021 from AUS$168 in QE FY 2020, caused primarily by higher average lease rates in storage and portable building containers between the periods. However, the composite average monthly number of units on lease was approximately 400 lower in QE FY 2021, as compared to QE FY 2020. Locally, in Australian dollars, leasing revenue decreased between the periods by an aggregate AUS$0.7 million, primarily in the construction sector.

In our North American leasing operations, average utilization rates were 81%, 83%, 30%, 81% and 82% and average monthly lease rates were $131, $421, $536, $411 and $939 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2021; as compared to 79%, 80%, 57%, 84% and 82% and average monthly lease rates were $130, $394, $768, $370 and $882 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2020. The average composite utilization rate was 73% in QE FY 2021 and 75% in QE FY 2020, and the composite average monthly number of units on lease was over 800 higher in QE FY 2021 as compared to QE FY 2020. The decrease in leasing revenues between the periods was primarily in the oil and gas and services sectors, which in QE FY 2021 was $4.9 million below QE FY 2020, substantially all attributable to Lone Star; partially offset by increases in the commercial, construction, government and mining sectors, which increased by an aggregate $1.6 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) decreased by $0.4 million from $21.6 million during QE FY 2020 to $21.2 million during QE FY 2021, and our gross profit percentage from these non-manufacturing sales increased to 30% in QE FY 2021 from 27% in QE FY 2020. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $0.6 million in QE FY 2021, as compared to $1.6 million in QE FY 2020, resulting in a slight gross loss during both QE FY 2021 and QE FY 2020 as a result of less than optimal production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses decreased by $2.0 million from $43.2 million during QE FY 2020 to $41.2 million during QE FY 2021. As a percentage of revenues, these costs decreased to 46% during QE FY 2021 from 47% in QE FY 2020. Reduced revenues during QE FY 2021 from QE FY 2020, particularly lower leasing revenues due primarily to the soft oil and gas market in North America, adversely impacted us during QE FY 2021; but did not result in reduced margins from our core infrastructure. As discussed above in “COVID-19,” we are monitoring the situation, including implementing restrictions on investing and spending. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Depreciation and Amortization. Depreciation and amortization increased by $0.8 million to $9.4 million in QE FY 2021 from $8.6 million in QE FY 2020. The increase between the periods was comprised of a $0.2 million increase in the Asia-Pacific area and a $0.6 million increase in North America, which made significantly more investments in its fleet than the Asia Pacific. The increase in the Asia-Pacific was enhanced by the translation effect of a stronger Australian dollar to the U.S. dollar in QE FY 2021 versus QE FY 2020. In Australian dollars, depreciation and amortization was AUS$4.4 million in QE FY 2021 versus AUS$4.5 million in QE FY 2020.

Interest Expense. Interest expense in QE FY 2021 was $6.7 million, a decrease of $0.2 million from $6.9 million in QE FY 2020. In North America, QE FY 2021 interest expense increased by $0.2 million from QE FY 2020 due to a higher weighted-average interest rate between the periods; offset somewhat by lower average borrowings. The higher rate in North America was because of an additional $0.6 million of interest from having both public issuances of Senior Notes outstanding for a period of time prior to the redemption of the 8.125% Senior Notes (see Note 5 of Note to Condensed Consolidated Financial Statements). Further, interest expense includes an additional $0.4 million due primarily to the write-off of unamortized deferred financing costs as a result of the redemption of the 8.125% Senior Notes. The weighted-average interest rate was 5.9% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2021 versus 5.8% in QE FY 2020. In the Asia-Pacific area, QE FY 2021 interest expense was $0.4 million lower from QE FY 2020 due to both lower average borrowings and a lower weighted-average interest rate between the periods, offset somewhat by the translation effect of a stronger Australian dollar between the periods. The weighted-average interest rate was 7.3% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2021 versus 7.7% in QE FY 2020. In Australian dollars, interest expense was AUS$3.1 million in QE FY 2021 versus AUS$3.9 million in QE FY 2020.

Change in Valuation of Bifurcated Derivatives. QE FY 2021 includes a non-cash benefit of $2.6 million for the change in the valuation of the stand-alone bifurcated derivatives (see Note 5 of Notes to Condensed Consolidated Financial Statements), a $1.3 million decrease from the QE FY 2020 non-cash benefit of $3.9 million.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.675382 at September 30, 2019, 0.701415 at December 31, 2019, 0.714131 at September 30, 2020 and 0.770905 at December 31, 2020. In QE FY 2020 and QE FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $881,000 and $(28,000) and $146,000 and $(10,000), respectively. In addition, in QE FY 2020 and QE FY 2021, net unrealized exchange gains (losses) on forward exchange contracts totaled $(587,000) and $(1,209,000), respectively.

Income Taxes. Our income tax provision for QE FY 2021 and QE FY 2020, which derived an effective tax rate of 20.4% and 27.7%, respectively, differed from the U.S. federal statutory rate of 21% primarily as a result of nontaxable or nondeductible items for the change in the valuation of the bifurcated derivatives in the Convertible Notes. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both QE FY 2021 and QE FY 2020, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $8.3 million in QE FY 2021 versus $9.5 million in QE FY 2020, a reduction of $1.2 million. This was primarily due to lower operating profitability in North America between the periods and the non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives being $1.3 million lower in QE FY 2021 versus QE FY 2020, offset somewhat by a higher operating profit in the Asia-Pacific area and lower interest expense in QE FY 2021 from QE FY 2020.

Six Months Ended December 31, 2020 (“FY 2021”) Compared to Six Months Ended December 31, 2019 (“FY 2020”)

Revenues. Revenues decreased by $10.5 million, or 6%, to $171.5 million in FY 2021 from $182.0 million in FY 2020. This consisted of a decrease of $8.2 million, or 7%, in revenues in our North American leasing operations, an increase of $0.6 million, or 1%, in revenues in the Asia-Pacific area and a decrease of $2.9 million, or 76%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a stronger Australian dollar relative to the U.S. dollar in FY 2021 versus FY 2020 increased the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2021 was $0.723304 U.S. dollar compared to $0.6848 U.S. dollar during FY 2020. In Australian dollars, total revenues in the Asia-Pacific area actually decreased by 4% in FY 2021 from FY 2020.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by 2% in FY 2021 from FY 2020; primarily in the commercial, government and construction sectors, which increased by an aggregate $3.6 million between the periods; offset somewhat by a decrease of $2.5 million in the oil and gas sector. At Lone Star, revenues decreased by $10.1 million, or approximately 67%, from $15.0 million in FY 2020 to $4.9 million in FY 2021. As discussed above, revenues in the Asia-Pacific area benefited between the periods because of the translation effect of the stronger Australian dollar. In local Australian dollars, revenue between the periods actually decreased by AUS$3.5 million, primarily in the transportation (intermodal) sector, which decreased by AUS$7.1 million; offset somewhat by increases totaling AUS$3.3 million in the mining, consumer, construction and defense sectors.

Sales and leasing revenues represented 35% and 65% of total non-manufacturing revenues in FY 2021, as compared to 33% and 67% in FY 2020, respectively.

Non-manufacturing sales during FY 2021 amounted to $59.9 million, compared to $58.5 million during FY 2020, representing an increase of $1.4 million, or 2%; and comprised of an increase in our North American leasing operations of $1.9 million and a decrease in the Asia Pacific area of $0.5 million. The decrease in the Asia-Pacific area was comprised of an decrease of $0.1 million in the national accounts group ($1.9 million decrease due to lower unit sales, $1.5 million increase due to higher average prices and a $0.3 million increase due to foreign exchange movements); and a decrease of $0.4 million ($1.4 million decrease due to lower average prices and a $0.3 million increase due to foreign exchange movements) in the CSC operations. The translation of sales in the Asia-Pacific area was beneficially impacted by the stronger Australian dollar when comparing FY 2021 to FY 2020. In Australian dollars, total sales in the Asia-Pacific area decreased by 7% in FY 2021 from FY 2020, primarily in the transportation, government and industrial sectors, which decreased by an aggregate AUS$8.7 million; offset somewhat by a total increase of AUS$6.5 million in the utilities, construction, mining, consumer, defense and moving (removals) and storage sectors. In FY 2021, the utilities sector included one large sale for AUS$2.2 million. In FY 2020, the transportation sector included two large sales totaling AUS$6.5 million. In our North American operations, the increase in non-manufacturing sales between the periods was primarily in the commercial, government, retail and services sectors, which increased by an aggregate $2.8 million; offset somewhat by a decrease in the industrial sector of $1.7 million. The reduction in manufacturing sales at Southern Frac between the periods was due primarily in liquid containment and specialty tanks, as well miscellaneous parts, which decreased by over $2.9 million; offset somewhat by increased sales of GLOs of $0.3 million.

Leasing revenues totaled $110.7 million in FY 2021, a decrease of $9.0 million, or 8%, from $119.7 million in FY 2020. This consisted of a decrease of $10.1 million, or 12%, in North America and an increase of $1.1 million, or 3%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually decreased by 2% percent in the Asia-Pacific area in FY 2021 from FY 2020.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 82% and 74%, respectively, during FY 2021; and 81% and 70%, respectively, during FY 2020. The overall average utilization was 80% in FY 2021 and 79% in FY 2020; and the average monthly lease rate of containers increased to AUS$172 in FY 2021 from AUS$166 in FY 2020, caused primarily by higher average lease rates in storage and portable building containers between the periods. However, the composite average monthly number of units on lease was over 770 lower in FY 2021, as compared to FY 2020. Locally, in Australian dollars, leasing revenue decreased between the periods by AUS$1.0 million, primarily in the construction sector.

In our North American leasing operations, average utilization rates were 77%, 82%, 28%, 81% and 82% and average monthly lease rates were $125, $415, $530, $406 and $932 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2021; as compared to 78%, 81%, 60%, 85% and 82% and average monthly lease rates were $125, $389, $818, $360 and $865 for storage containers, office containers, frac tank containers, mobile offices and modular units in FY 2020, respectively. The average composite utilization rate was 72% in FY 2021 and 76% in FY 2020, and the composite average monthly number of units on lease was 500 lower in FY 2021 as compared to FY 2020. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in FY 2021 was $12.3 million below FY 2020, substantially all attributable to Lone Star; partially offset by increases in the commercial, government, construction and mining sectors, which increased by an aggregate $2.1 million.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $0.7 million from $41.8 million during FY 2020 to $42.5 million during FY 2021, but our gross profit percentage from these non-manufacturing sales was 29% in both FY 2021 and FY 2020. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $1.1 million in FY 2021, as compared to $3.5 million in FY 2020, resulting in a gross loss of $0.2 million in FY 2021 versus a gross profit of $0.3 million in FY 2020. The decrease in manufacturing gross margin in FY 2021 from FY 2020 was due to the reduced sales discussed above and less than optimal production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses decreased by $5.2 million from $86.7 million during FY 2020 to $81.5 million during FY 2021. As a percentage of revenues, these costs were 48% during both FY 2021 and FY 2020. Reduced revenues during FY 2021 from FY 2020, particularly lower leasing revenues due primarily to the soft oil and gas market in North America, adversely impacted us during FY 2021; but did not result in reduced margins from our core infrastructure. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature. As discussed above in “COVID-19,” we are monitoring the situation, including implementing restrictions on investing and spending. The impact of the COVID-19 pandemic is fluid, continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Depreciation and Amortization. Depreciation and amortization increased by $0.5 million to $18.5 million in FY 2021 from $18.0 million in FY 2020. The increase between the periods was comprised of a $1.2 million increase in North America, which made significantly more investments in its fleet than the Asia Pacific, and a $0.7 million reduction in the Asia-Pacific area. The reduction in the Asia-Pacific was partially offset by the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2021 versus FY 2020. In Australian dollars, depreciation and amortization was AUS$8.7 million in FY 2021 versus AUS$10.2 million in FY 2020.

Interest Expense. Interest expense in FY 2021 was $12.4 million, a decrease of $1.9 million from $14.3 million in FY 2020. In North America, FY 2021 interest expense decreased by $1.2 million from FY 2020 due to both lower average borrowings and a lower weighted-average interest rate between the periods. The weighted-average interest rate was 5.2% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2021 versus 6.0% in FY 2020. FY 2021 included an additional $0.6 million of interest in North America from having both public issuances of Senior Notes outstanding for a period of time prior to the redemption of the 8.125% Senior Notes (see Note 5 of Note to Condensed Consolidated Financial Statements). Further, interest expense includes an additional $0.4 million due primarily to the write-off of unamortized deferred financing costs as a result of the redemption of the 8.125% Senior Notes. In the Asia-Pacific area, FY 2021 interest expense was $0.7 million lower from FY 2020 also due to both lower average borrowings and a lower weighted-average interest rate between the periods, offset somewhat by the translation effect of a stronger Australian dollar between the periods. The weighted-average interest rate was 7.3% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2021 versus 7.8% in FY 2020. In Australian dollars, interest expense was AUS$6.6 million in FY 2021 versus AUS$8.0 million in FY 2020.

Change in Valuation of Bifurcated Derivatives. FY 2021 includes a non-cash benefit of $1.9 million for the change in the valuation of the stand-alone bifurcated derivatives (see Note 5 of Notes to Condensed Consolidated Financial Statements), a $3.0 million decrease from the FY 2020 non-cash benefit of $4.9 million.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7029 at June 30, 2019, 0.701415 at December 31, 2019, 0.687771 at June 30, 2020 and 0.770905 at December 31, 2020. In FY 2020 and FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(5,000) and $(45,000) and $143,000 and $51,000, respectively. In addition, in FY 2020 and FY 2021, net unrealized exchange gains (losses) on forward exchange contracts totaled $(256,000) and $(942,000), respectively.

Income Taxes. Our income tax provision for FY 2021 and FY 2020, which derived an effective tax rate of 21.7% and 27.6%, respectively, differed from the U.S. federal statutory rate of 21% primarily as a result of nontaxable or nondeductible items for the change in the valuation of the bifurcated derivatives in the Convertible Notes. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2021 and FY 2020, we paid dividends of $1.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $11.5 million in FY 2021 versus $14.5 million in FY 2020, a reduction of $3.0 million. This was primarily due to lower operating profitability in North America between the periods and the non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives being $3.0 million lower in FY 2021 versus FY 2020, offset somewhat by a higher operating profit in the Asia-Pacific area and lower interest expense in FY 2021 from FY 2020.

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

	Quarter Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Net income	$10,441	$9,256	$16,392	$13,339
Add (deduct) —
Provision for income taxes	3,994	2,378	6,254	3,697
Change in valuation of bifurcated derivatives in Convertible Note	(3,902)	(2,584)	(4,894)	(1,901)
Foreign exchange and other	(264)	1,070	309	744
Interest expense	6,930	6,686	14,254	12,383
Interest income	(180)	(151)	(366)	(302)
Depreciation and amortization	8,706	9,495	18,218	18,660
Share-based compensation expense	685	514	1,368	1,038
Refinancing costs not capitalized	—	147	—	297
Adjusted EBITDA	$26,410	$26,811	$51,535	$47,955

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $33,148,900 (AUS$43,000,000) Facility A that will amortize semi-annually; a $89,810,400 (AUS$116,500,000) Facility B that has no scheduled amortization; a $15,418,100 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $28,908,900 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSW”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

North America Senior Credit Facility

Our North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) have a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on December 14, 2025, assuming our publicly-traded senior notes due October 31, 2025 (see below) are extended to a date not earlier than March 14, 2026, or have been repaid in full or refinanced or replaced on terms satisfactory to the Wells Fargo Credit Facility; otherwise the Wells Fargo Credit Facility would mature on July 31, 2025.

Borrowings under the Wells Fargo Credit Facility accrue interest, at our option, either at the base rate, as defined, or the LIBOR rate, as defined, with a minimum of 0.5%; plus an applicable margin range of 2.50% to 3.00% based on the average excess availability. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate. There is an unused commitment fee of 0.250% - 0.375%, based on the average revolver usage.

The Wells Fargo Credit Facility is secured by substantially all of the rental fleet, inventory and other assets of our North American leasing and manufacturing operations. The Wells Fargo Credit Facility effectively not only finances our North American operations, but also the funding requirements for the Series C Preferred Stock and the publicly-traded unsecured senior notes (see below). The maximum amount of intercompany dividends that Pac-Van and Lone Star are allowed to pay in each fiscal year to GFN for the funding requirements of GFN’s senior and other debt and the Series C Preferred Stock are (a) the lesser of $5,000,000 for the Series C Preferred Stock or the amount equal to the dividend rate of the Series C Preferred Stock and its aggregate liquidation preference and the actual amount of dividends required to be paid to the Series C Preferred Stock; and (b) $8,000,000 for the public offering of unsecured senior notes or the actual amount of annual interest required to be paid; provided that (i) the payment of such dividends does not cause a default or event of default; (ii) each of Pac-Van and Lone Star is solvent; (iii) excess availability, as defined, is $5,000,000 or more under the Wells Fargo Credit Facility; (iv) the fixed charge coverage ratio, as defined, will be greater than 1.25 to 1.00; and (v) the dividends are paid no earlier than ten business days prior to the date they are due.

Senior Notes

On June 18, 2014, we completed the sale of unsecured senior notes (the “2021 Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. The 2021 Senior Notes bore interest at the rate of 8.125% per annum and were scheduled to mature on July 31, 2021. Prior to December 31, 2020, an aggregate principal amount of $65,800,000 of the 2021 Senior Notes were redeemed (see below) and the remaining principal balance of $11,590,000, plus accrued interest through the redemption date of January 15, 2021, was effectively defeased by the transfer of funds to Wells Fargo, the trustee. As a result, we have reflected the 2021 Senior Notes as fully repaid at December 31, 2020.

On October 27, 2020, we completed the sale of unsecured senior notes (the “2025 Senior Notes”) in a public offering for $60,000,000, which represented 100% of the aggregate principal amount. On November 16, 2020, the underwriters exercised their full over-allotment option of $9,000,000, which also represented 100% of the aggregate principal amount. Total net proceeds were $65,853,000, after deducting underwriting discounts and offering costs of approximately $3,147,000. We used $65,800,000 of the net proceeds to redeem the majority of the 2021 Senior Notes (see above). The 2025 Senior Notes bear interest at the rate of 7.875% per annum, mature on October 31, 2025 and are not subject to any sinking fund. Interest on the 2025 Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on January 31, 2021. The 2025 Senior Notes rank equally in right of payment with all of our existing and future unsecured senior debt and senior in right of payment to all of our existing and future subordinated debt. The 2025 Senior Notes are effectively subordinated to any of our existing and future secured debt, to the extent of the value of the assets securing such debt. The 2025 Senior Notes are structurally subordinated to all existing and future liabilities of the Company’s subsidiaries and are not guaranteed by any of our subsidiaries.

As of December 31, 2020, our required principal and other obligations payments for the twelve months ending December 30, 2021 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending December 31,
	2021	2022	2023	2024
Deutsche Bank Credit Facility	$4,598	$4,598	$112,760	$—
Wells Fargo Credit Facility	—	—	—	—
2025 Senior Notes	—	—	—	—
Other	3,743	2,806	2,256	1,884
	$8,341	$7,404	$115,016	$1,884

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Six Months Ended December 31,
	2019	2020
Net cash provided by operating activities	$37,460	$29,823

Net cash used in investing activities	$(22,843)	$(11,807)

Net cash used in financing activities	$(14,923)	$(25,667)

Cash Flow for FY 2021 Compared to FY 2020

Operating activities. Our operations provided cash of $29.8 million during FY 2021 versus $37.5 million during FY 2020, a decrease of $7.7 million between the periods. Net income in FY 2021 of $13.3 million was $3.1 million less than the net income in FY 2020 of $16.4 million and our management of operating assets and liabilities in FY 2021, when compared to FY 2020, further reduced cash by $5.1 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. Net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, increased operating cash flow by $0.5 million between the periods, from a net cash increase of $0.3 million in FY 2020 to a net cash increase of $0.8 million in FY 2021. In addition, depreciation and amortization and the amortization of deferred financing costs further increased cash between the periods by $0.8 million, from an aggregate $19.1 million increase in FY 2020 to an aggregate $19.9 million increase in FY 2021; and cash from operating activities between the periods further increased by $3.0 million as a result of the non-cash adjustment relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Notes (see Note 5 of Notes to Condensed Consolidated Financial Statements), which decreased cash by $1.9 million in FY 2021 versus decreasing cash by $4.9 million in FY 2020. However, deferred income taxes increased cash flows in FY 2021 by $2.8 million as compared to $5.2 million in FY 2020, a decrease of approximately $2.4 million between the periods; and non-cash share-based compensation increased operating cash flows by $1.0 million in FY 2021 versus $1.4 million in FY 2020, a decrease of $0.4 million between the periods. During FY 2021 and FY 2020, the net gain on the sales of lease fleet reduced operating cash flows by $5.7 million and $4.7 million, respectively.

Investing Activities. Cash used in investing activities was $11.8 million during FY 2021, as compared to $22.8 million used during FY 2020, resulting in a net decrease in cash used between the periods of $11.0 million. In FY 2021, we made one acquisition in North America for $1.9 million Notes (see Note 4 of Notes to Condensed Consolidated Financial Statements). Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $5.7 million in FY 2021 as compared to $5.3 million in FY 2020, an increase of $0.4 million in primarily our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were not significant. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $4.5 million in FY 2021, as compared to $17.9 million in FY 2020, a decrease of $13.4 million in net fleet investment. In FY 2021, net capital expenditures of lease fleet were approximately $6.9 million in North America, as compared to $17.3 million in FY 2020, a decrease of $10.4 million; and net capital expenditures of lease fleet in the Asia Pacific totaled a negative $2.4 million in FY 2021, versus $0.6 million in FY 2020, a decrease of $3.0 million in net fleet investment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Cash used in financing activities was $25.7 million during FY 2021, as compared to $14.9 million of cash used during FY 2020, an increase in the cash used between the periods of $10.8 million. In FY 2021, cash provided from financing activities included gross proceeds of $69.0 million from the successful public offering of our 7.875% Senior Notes due in October 2025, which net proceeds of $65.8 million were used to redeem the majority of our 8.125% Senior Notes with an aggregate principal balance of $77.4 million (see Note 5 of Notes to Condensed Consolidated Financial Statements). In FY 2021, we repaid a net $11.7 million on our equipment financing, senior and other debt versus repaying a net $13.2 million in FY 2020. Included in the net repayment in FY 2021 was $11.6 million that was borrowed on the Wells Fargo Credit Facility to redeem the remaining principal balance of the 8.125% Senior Notes. We incurred deferred financing costs aggregating $3.9 million in FY 2021 pertaining to the public offering of the 7.875% Senior Notes and for the amendment of the Wells Fargo Credit Facility. Cash of $1.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and we received proceeds of $189,000 and $98,000 in FY 2021 and FY 2020, respectively, from issuances of common stock on exercises of stock options. Other than the redemption of the 8.125% Senior Notes, our financing activities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends on our preferred stock and manage our operating assets and liabilities.

Asset Management

Receivables and inventories were $43.1 million and $20.4 million at December 31, 2020 and $44.1 million and $20.9 million at June 30, 2020, respectively. At December 31, 2020, DSO in trade receivables were 38 days and 36 days in the Asia-Pacific area and our North American leasing operations, as compared to 43 days and 40 days at June 30, 2020, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. As further discussed above in “COVID-19,” if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner, including the increase of DSO in trade receivables.

The net book value of our total lease fleet was $472.0 million at December 31, 2020, as compared to $458.7 million at June 30, 2020. At December 31, 2020, we had 101,251 units (23,656 units in retail operations in Australia, 9,176 units in national account group operations in Australia, 11,944 units in New Zealand, which are considered retail; and 56,475 units in North America) in our lease fleet, as compared to 100,645 units (24,147 units in retail operations in Australia, 8,946 units in national account group operations in Australia, 12,370 units in New Zealand, which are considered retail; and 55,182 units in North America) at June 30, 2020. At those dates, 79,342 units (19,788 units in retail operations in Australia, 8,494 units in national account group operations in Australia, 9,956 units in New Zealand, which are considered retail; and 41,104 units in North America); and 72,983 units (19,505 units in retail operations in Australia, 5,255 units in national account group operations in Australia, 10,149 units in New Zealand, which are considered retail; and 38,074 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 37,811 storage and freight containers and 6,965 portable building containers at December 31, 2020; and 38,317 storage and freight containers and 7,146 portable building containers at June 30, 2020. At those dates, units on lease were comprised of 33,975 storage and freight containers and 4,263 portable building containers; and 29,839 storage and freight containers and 5,070 portable building containers, respectively.

In North America, the lease fleet was comprised of 40,249 storage containers, 6,679 office containers (GLOs), 4,190 portable liquid storage tank containers, 4,189 mobile offices and 1,168 modular units at December 31, 2020; and 39,169 storage containers, 6,355 office containers (GLOs), 4,194 portable liquid storage tank containers, 4,291 mobile offices and 1,173 modular units at June 30, 2020. At those dates, units on lease were comprised of 29,916 storage containers, 5,410 office containers (GLOs), 1,475 portable liquid storage tank containers, 3,347 mobile offices and 956 modular units; and 27,472 storage containers, 5,184 office containers (GLOs), 1,000 portable liquid storage tank containers, 3,474 mobile offices and 944 modular units, respectively.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Based on our evaluation under the criteria in Internal Control - Integrated Framework (2013), we concluded that our internal control over financial reporting was not, in all material respects, effective as of December 31, 2020.

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

We have enhanced our controls and procedures to, among other things, increase the frequency of inventory and fleet counts at our small and medium-sized locations by at least two people, one of whom must be independent from the location, and provide for unannounced physical counts. We believe these changes in our controls will remediate the material weakness still existing at December 31, 2020. Other than the changes made to address the material deficiency described above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.1

Third Supplemental Indenture dated October 27, 2020 by and among GFN, Wells Fargo Bank National Association, as trustee, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Registrant's Form 8-K filed October 27, 2020)

4.2	Form of 7.875% Senior Note due 2025 (included as Exhibit A to Exhibit 4.1 above and incorporated by reference to Registrant's Form 8-K filed October 27, 2020)
10.1

Amendment No. 11 dated as of December 14, 2020 to Amended and Restated Credit Agreement among Wells Fargo Bank, National Association ("Wells Fargo"), East West Bank (“East West”), CIT Bank, N.A. (“CIT”), CIBC Bank USA (“CIBC”), KeyBank, National Association (“KeyBank”), Bank Hapoalim B.M. (“BHI”), Associated Bank, N.A. (“Associated”), Bank of the West ("BOTW" and collectively with Wells Fargo, East West, CIT, CIBC, KeyBank, BHI and Associated, the "Lenders"), Pac-Van, Inc. (“Pac-Van”), Lone Star Tank Rental Inc. (“Lone Star”) and Southern Frac, LLC (“Southern Frac”) and the Guarantor Acknowledgement dated December 14, 2020 by PV Acquisition Corp. (“PV Acquisition”) and GFN Manufacturing Corporation (“GFN Manufacturing”) (incorporated by reference to Registrant’s Form 8-K filed December 18, 2020)

10.2

Omnibus Amendment and Reaffirmation Agreement dated as of December 14, 2020 among Wells Fargo, East West, CIT, CIBC, Key Bank, BHI and Associated Bank (collectively with Wells Fargo, East West, CIT, Private Bank, Key Bank and BHI, the "Lenders"), and among Pac-Van, Lone Star, Southern Frac, PV Acquisition, GFN Manufacturing and GFN North America Corp. (incorporated by reference to Registrant’s Form 8-K filed December 18, 2020)

31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350
101

The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2021	GENERAL FINANCE CORPORATION

	By:	/s/ Jody E. Miller
Jody E. Miller
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer