Form 10-Q
period 2021-03-31
General Finance CORP
filed 2021-05-05
CIK 1342287

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM  10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 30,240,951 shares outstanding as of May 3, 2021.

GENERAL FINANCE CORPORATION

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2020	March 31, 2021
Assets
Cash and cash equivalents	$17,478	$10,702
Trade and other receivables, net of allowance for doubtful accounts of $5,972 and $5,811 at June 30, 2020 and March 31, 2021, respectively	44,066	40,549
Inventories	20,928	33,869
Prepaid expenses and other	8,207	14,095
Property, plant and equipment, net	24,396	26,014
Lease fleet, net	458,727	467,106
Operating lease assets	66,225	79,215
Goodwill	97,224	100,051
Other intangible assets, net	18,771	17,163
Total assets	$756,022	$788,764

Liabilities
Trade payables and accrued liabilities	$46,845	$42,471
Income taxes payable	645	1,287
Unearned revenue and advance payments	24,642	30,810
Operating lease liabilities	67,142	81,058
Senior and other debt, net	379,798	367,020
Fair value of bifurcated derivatives in Convertible Note	18,325	12,802
Deferred tax liabilities	43,708	49,227
Total liabilities	581,105	584,675

Commitments and contingencies (Note 9)	—	—

Equity
Cumulative preferred stock, $.0001 par value: 1,000,000 shares authorized; 400,100 shares issued and outstanding (in series) and liquidation value of $40,722 at June 30, 2020 and $40,702 at March 31, 2021	40,100	40,100
Common stock, $.0001 par value: 100,000,000 shares authorized; 30,880,531 shares issued and 29,968,766 shares outstanding at June 30, 2020 and 31,152,716 shares issued and 30,240,951 shares outstanding at March 31, 2021	3	3
Additional paid-in capital	183,051	181,993
Accumulated other comprehensive loss	(22,106)	(16,402)
Retained earnings (Accumulated deficit)	(20,790)	3,736
Treasury stock, at cost; 911,765 shares at June 30, 2020 and March 31, 2021	(5,845)	(5,845)
Total General Finance Corporation stockholders’ equity	174,413	203,585
Equity of noncontrolling interests	504	504
Total equity	174,917	204,089
Total liabilities and equity	$756,022	$788,764

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Revenues
Sales:
Lease inventories and fleet	$29,702	$32,603	$88,234	$92,474
Manufactured units	2,524	332	6,280	1,235
	32,226	32,935	94,514	93,709
Leasing	57,744	57,071	177,462	167,771
	89,970	90,006	271,976	261,480

Costs and expenses
Cost of sales:
Lease inventories and fleet (exclusive of the items shown separately below)	21,444	22,549	63,260	65,058
Manufactured units	1,977	380	5,441	1,449
Direct costs of leasing operations	22,968	21,909	68,587	63,838
Selling and general expenses	20,695	20,757	61,833	60,304
Depreciation and amortization	8,613	9,300	26,633	27,760

Operating income	14,273	15,111	46,222	43,071

Interest income	153	150	519	452
Interest expense	(5,981)	(5,212)	(20,235)	(17,595)
Change in valuation of bifurcated derivatives in Convertible Note (Note 5)	(11,259)	3,622	(6,365)	5,523
Foreign exchange and other	(2,096)	1,293	(2,405)	549
	(19,183)	(147)	(28,486)	(11,071)

Income (loss) before provision for income taxes	(4,910)	14,964	17,736	32,000

Provision for income taxes	3,715	3,777	9,969	7,474

Net income (loss)	(8,625)	11,187	7,767	24,526

Preferred stock dividends	(922)	(922)	(2,766)	(2,766)

Net income (loss) attributable to common stockholders	$(9,547)	$10,265	$5,001	$21,760

Net income (loss) per common share:
Basic	$(0.32)	$0.34	$0.17	$0.73
Diluted	(0.32)	0.33	0.16	0.71

Weighted average shares outstanding:
Basic	30,294,868	29,807,448	30,250,904	29,758,221
Diluted	30,294,868	31,017,679	31,452,877	30,794,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS

(In thousands, except share and per share data)

(Unaudited)

	Quarter Ended March 31,		Nine Months Ended December 31,
	2020	2021	2020	2021

Net income (loss)	$(8,625)	$11,187	$7,767	$24,526

Other comprehensive income (loss):
Change in fair value change of interest rate swap, net of income tax effect of $178 and $194 and $171 and $254 in the quarter and nine months ended March 31, 2020 and 2021, respectively	(219)	435	(256)	336

Cumulative translation adjustment	(4,296)	(1,037)	(4,362)	5,368

Total comprehensive income (loss)	(13,140)	10,585	3,149	30,230
Allocated to noncontrolling interests	—	—	—	—

Comprehensive income (loss) allocable to General Finance Corporation stockholders	$(13,140)	$10,585	$3,149	$30,230

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share and share data)

(Unaudited)

							Total
				Accumulated			General Finance
	Cumulative		Additional	Other			Corporation	Equity of
	Preferred	Common	Paid-In	Comprehensive	Accumulated		Stockholders’	Noncontrolling	Total
	Stock	Stock	Capital	Income (Loss)	Deficit	Treasury Stock	Equity	Interests	Equity
Balance at June 30, 2020	$40,100	$3	$183,051	$(22,106)	$(20,790)	$(5,845)	$174,413	$504	$174,917
Share-based compensation	—	—	524	—	—	—	524	—	524
Preferred stock dividends	—	—	(922)	—	—	—	(922)	—	(922)
Issuance of 132,100 shares of common stock on exercises of stock options	—	—	143	—	—	—	143	—	143
Vesting of restricted stock units into 74,359 shares of common stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	4,083	—	4,083	—	4,083
Fair value change in derivative, net of related tax effect	—	—	—	(87)	—	—	(87)	—	(87)
Cumulative translation adjustment	—	—	—	1,753	—	—	1,753	—	1,753
Total comprehensive income	—	—	—	—	—	—	5,749	—	5,749
Balance at September 30, 2020	$40,100	$3	$182,796	$(20,440)	$(16,707)	$(5,845)	$179,907	$504	$180,411
Share-based compensation	—	—	514	—	—	—	514	—	514
Preferred stock dividends	—	—	(922)	—	—	—	(922)	—	(922)
Issuance of 18,000 shares of common stock on exercises of stock options	—	—	46	—	—	—	46	—	46
Grant of 34,480 shares of restricted stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	9,256	—	9,256	—	9,256
Fair value change in derivative, net of related tax effect	—	—	—	(12)	—	—	(12)	—	(12)
Cumulative translation adjustment	—	—	—	4,652	—	—	4,652	—	4,652
Total comprehensive income	—	—	—	—	—	—	13,896	—	13,896
Balance at December 31, 2020	$40,100	$3	$182,434	$(15,800)	$(7,451)	$(5,845)	$193,441	$504	$193,945
Share-based compensation	—	—	477	—	—	—	477	—	477
Preferred stock dividends	—	—	(922)	—	—	—	(922)	—	(922)
Issuance of 1,000 shares of common stock on exercises of stock options	—	—	4	—	—	—	4	—	4
Grant of 4,500 shares of restricted stock	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units into 7,746 shares of common stock	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	11,187	—	11,187	—	11,187
Fair value change in derivative, net of related tax effect	—	—	—	435	—	—	435	—	435
Cumulative translation adjustment	—	—	—	(1,037)	—	—	(1,037)	—	(1,037)
Total comprehensive income	—	—	—	—	—	—	10,585	—	10,585
Balance at March 31, 2021	$40,100	$3	$181,993	$(16,402)	$3,736	$(5,845)	$203,585	$504	$204,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except shares)

(Unaudited)

	Nine Months Ended March 31,
	2020	2021
Net cash provided by operating activities (Note 10)	$53,120	$33,463

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2,239)	(1,854)
Proceeds from sales of property, plant and equipment	416	364
Purchases of property, plant and equipment	(7,045)	(6,496)
Proceeds from sales of lease fleet	22,556	30,433
Purchases of lease fleet	(43,640)	(34,481)
Other intangible assets	(124)	(47)
Net cash used in investing activities	(30,076)	(12,081)

Cash flows from financing activities:
Repayments of equipment financing activities, net	(496)	(181)
Repayments of senior and other debt borrowings, net	(17,338)	(14,567)
Proceeds from issuance of 7.875% Senior Notes	—	69,000
Redemption of 8.125% Senior Notes	—	(77,390)
Deferred financing costs	(80)	(3,916)
Proceeds from issuances of common stock	100	193
Preferred stock dividends	(2,766)	(2,766)
Net cash used in financing activities	(20,580)	(29,627)

Net decrease (decrease) in cash	2,464	(8,245)

Cash and equivalents at beginning of period	10,359	17,478

The effect of foreign currency translation on cash	(1,080)	1,469

Cash and equivalents at end of period	$11,743	$10,702

Non-cash investing and financing activities:

The Company included non-cash holdback and other adjustments totaling $263 and $150 as part of the consideration for business acquisitions during the nine months ended March 31, 2020 and 2021, respectively.

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

Unless otherwise indicated, references to “FY 2020” and “FY 2021” are to the nine months ended March 31, 2020 and 2021, respectively.

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

Inventories

Inventories are comprised of the following (in thousands):

	June 30,	March 31,
	2020	2021
Finished goods	$17,347	$30,299
Work in progress	1,161	939
Raw materials	2,420	2,631
	$20,928	$33,869

Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	Estimated	June 30,	March 31,
	Useful Life	2020	2021
Land	—	$2,168	$2,168
Building and improvements	10 — 40 years	4,899	4,908
Transportation and plant equipment (including finance lease assets - see Note 9)	3 — 20 years	50,497	55,711
Furniture, fixtures and office equipment	3 — 10 years	14,583	15,489
		72,147	78,276
Less accumulated depreciation and amortization		(47,751)	(52,262)
		$24,396	$26,014

Depreciation expense on property, plant and equipment totaled $1,609,000 and $4,936,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $1,725,000 and $5,190,000 for the quarter ended March 31, 2021 and FY 2021, respectively.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Lease Fleet

The Company has a fleet of storage, portable building, office and portable liquid storage tank containers, mobile offices, modular buildings and steps that it primarily leases to customers under operating lease agreements with varying terms. Units in the lease fleet are also available for sale. The cost of sales of a unit in the lease fleet is recognized at the carrying amount at the date of sale. At June 30, 2020 and March 31, 2021, the gross costs of the lease fleet were $613,358,000 and $639,105,000, respectively. Depreciation expense on lease fleet totaled $6,185,000 and $19,151,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $6,900,000 and $20,550,000 for the quarter ended March 31, 2021 and FY 2021, respectively.

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

At March 31, 2021, the Company determined that qualitative factors in its North American leasing operations pertaining to conditions in the oil and gas market did not change significantly since June 30, 2020 and, as a result, a quantitative impairment analysis for Lone Star was not required.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Other intangible assets include those with indefinite lives (trademark and trade name) and finite lives (primarily customer base and lists, non-compete agreements and deferred financing costs), as follows (in thousands):

	June 30, 2020			March 31, 2021
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Trademark and trade name	$5,486	$(453)	$5,033	$5,486	$(453)	$5,033
Customer base and lists	31,691	(19,612)	12,079	31,870	(21,645)	10,225
Non-compete agreements	8,651	(8,226)	425	8,634	(8,318)	316
Deferred financing costs	3,643	(2,769)	874	4,413	(3,078)	1,335
Other	2,828	(2,468)	360	3,162	(2,908)	254
	$52,299	$(33,528)	$18,771	$53,565	$(36,402)	$17,163

Amortization expense related to amortizable intangible assets, other than deferred financing costs, totaled $918,000 and $2,843,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $776,000 and $2,321,000 for the quarter ended March31, 2021 and FY 2021, respectively. Amortization expense, which is included in interest expense, related to deferred financing costs recorded as amortizable intangible assets totaled $120,000 and $353,000 for the quarter ended March 31, 2020 and FY 2020, respectively; and $72,000 and $309,000 for the quarter ended March 31, 2021 and FY 2021, respectively.

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

Leasing Revenue

Typical rental contracts include the direct rental of fleet, which is accounted for under Topic 842. Rental-related services include fleet delivery and fleet pickup, as well as other ancillary services, which are primarily accounted for under Topic 606. The total amounts of rental-related services related to Topic 606 recognized during the quarter ended March 31, 2020 and FY 2020 and the quarter ended March 31, 2021 and FY 2021 were $14,054,000 and $41,806,000 and $12,004,000 and $35,098,000, respectively. A small portion of the rental-related services, include subleasing, special events leases and other miscellaneous streams, are accounted for under Topic 842. For contracts that have multiple performance obligations, revenue is allocated to each performance obligation in the contract based on the Company’s best estimate of the standalone selling prices of each distinct performance obligation. The standalone selling price is determined using methods and assumptions developed consistently across similar customers and markets generally applying an expected cost plus an estimated margin to each performance obligation. The Company did not elect the practical expedient for lessor accounting.

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

When customers are billed in advance for rentals, end of lease services, and deposit payments, we defer revenue and reflect unearned rental revenue at the end of the period. As of June 30, 2020 and March 31, 2021, we had approximately $24,642,000 and $30,810,000, respectively, of unearned rental revenue included in unearned revenue and advance payments in the accompanying consolidated balance sheets. Revenues of $1,348,000 and $14,207,000, which were included in the unearned rental revenue balance at June 30, 2019, were recognized during the quarter ended March 31, 2020 and FY 2020, respectively. Revenues of $1,835,000 and $16,031,000, which were included in the unearned rental revenue balance at June 30, 2020, were recognized during the quarter ended March 31, 2021 and FY 2021, respectively. The Company’s uncompleted contracts with customers have unsatisfied (or partially satisfied) performance obligations. For the future service revenues that are expected to be recognized within twelve months, the Company has elected to utilize the optional disclosure exemption made available regarding transaction price allocated to unsatisfied (or partially unsatisfied) performance obligations. The transaction price for performance obligations that will be completed in greater than twelve months is generally variable based on the costs ultimately incurred to provide those services and therefore we are applying the optional exemption to omit disclosure of such amounts.

Sales taxes charged to customers are excluded from revenues and expenses.

Sales of new modular buildings not manufactured by the Company are typically covered by warranties provided by the manufacturer of the products sold. Certain sales of manufactured units are covered by assurance-type warranties and as of June 30, 2020 and March 31, 2021, the Company had $136,394 and $42,676, respectively, of warranty reserve included in trade payables and accrued liabilities in the accompanying consolidated balance sheets.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregated Rental Revenue

In the following tables, total revenue is disaggregated by revenue type for the periods indicated. The tables also include a reconciliation of the disaggregated rental revenue to the Company’s reportable segments (in thousands).

	Quarter Ended March 31, 2021
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$18,159	$226	$18,385	$—	$—	$18,385	$14,218	$32,603
Sales manufactured units	—	—	—	1,937	(1,605)	332	—	332
Total non-lease revenues	18,159	226	18,385	1,937	(1,605)	18,717	14,218	32,935

Leasing:
Rental revenue	25,614	1,334	26,948	—	(53)	26,895	13,856	40,751
Rental-related services	10,570	1,506	12,076	—	—	12,076	4,244	16,320
Total leasing revenues	36,184	2,840	39,024	—	(53)	38,971	18,100	57,071

Total revenues	$54,343	$3,066	$57,409	$1,937	$(1,658)	$57,688	$32,318	$90,006

	Nine Months Ended March 31, 2021
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$53,496	$253	$53,749	$—	$—	$53,749	$38,725	$92,474
Sales manufactured units	—	—	—	5,452	(4,217)	1,235	—	1,235
Total non-lease revenues	53,496	253	53,749	5,452	(4,217)	54,984	38,725	93,709

Leasing:
Rental revenue	77,203	4,122	81,325	—	(201)	81,124	39,323	120,447
Rental-related services	31,770	3,595	35,365	—	—	35,365	11,959	47,324
Total leasing revenues	108,973	7,717	116,690	—	(201)	116,489	51,282	167,771

Total revenues	$162,469	$7,970	$170,439	$5,452	$(4,418)	$171,473	$90,007	$261,480

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended March 31, 2020
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$15,155	$—	$15,155	$—	$—	$15,155	$14,547	$29,702
Sales manufactured units	—	—	—	3,505	(981)	2,524	—	2,524
Total non-lease revenues	15,155	—	15,155	3,505	(981)	17,679	14,547	32,226

Leasing:
Rental revenue	23,981	3,804	27,785	—	(103)	27,682	11,971	39,653
Rental-related services	9,916	4,293	14,209	—	—	14,209	3,882	18,091
Total leasing revenues	33,897	8,097	41,994	—	(103)	41,891	15,853	57,744

Total revenues	$49,052	$8,097	$57,149	$3,505	$(1,084)	$59,570	$30,400	$89,970

	Nine Months Ended March 31, 2020
	North America
					Corporate and		Asia –
	Leasing				Intercompany		Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated

Non-lease:
Sales lease inventories and fleet	$48,649	$35	$48,684	$—	$—	$48,684	$39,550	$88,234
Sales manufactured units	—	—	—	10,079	(3,799)	6,280	—	6,280
Total non-lease revenues	48,649	35	48,684	10,079	(3,799)	54,964	39,550	94,514

Leasing:
Rental revenue	75,765	11,681	87,446	—	(524)	86,922	36,139	123,061
Rental-related services	31,183	11,425	42,608	—	—	42,608	11,793	54,401
Total leasing revenues	106,948	23,106	130,054	—	(524)	129,530	47,932	177,462

Total revenues	$155,597	$23,141	$178,738	$10,079	$(4,323)	$184,494	$87,482	$271,976

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Basic	30,294,868	29,807,448	30,250,904	29,758,221
Dilutive effect of common stock equivalents	—	1,210,231	1,201,973	1,036,754
Diluted	30,294,868	31,017,679	31,452,877	30,794,975

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Potential common stock equivalents totaling 2,049,340 and 847,367 for the quarter ended March 31, 2020 and FY 2020, respectively; and 702,924 and 876,401 for the quarter ended March 31, 2021 and FY 2021, respectively, have been excluded from the computation of diluted earnings per share because the effect is anti-dilutive.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which aims to simplify the accounting for income taxes by removing a number of exceptions currently provided for in Topic 740 and amending certain other requirements. This new standard is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company does not expect the adoption of this accounting standard to be material on its consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This new standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The Company is currently evaluating the impact of this on its consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which is elective, and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The amendments also optionally apply to all entities that designate receive-variable rate, pay-variable-rate cross-currency interest rate swaps as hedging instruments in net investment hedges that are modified as a result of reference rate reform. The Company is currently evaluating the impact of reference rate reform and potential impact of adoption of these elective practical expedients on its consolidated financial statements.

Note 3. Equity Transactions

Preferred Stock

Upon issuance of shares of preferred stock, the Company records the liquidation value as the preferred equity in the consolidated balance sheet, with any underwriting discount and issuance or offering costs recorded as a reduction in additional paid-in capital.

Series B Preferred Stock

The Company has outstanding privately-placed 8.00% Series B Cumulative Preferred Stock, par value of $0.0001 per share and liquidation value of $1,000 per share (“Series B Preferred Stock”). The Series B Preferred Stock is offered primarily in connection with business combinations. At June 30, 2020 and March 31, 2021, the Company had outstanding 100 shares of Series B Preferred Stock with an aggregate liquidation preference totaling $102,000. The Series B Preferred Stock is not convertible into GFN common stock, has no voting rights, except as required by Delaware law, and is redeemable after February 1, 2014; at which time it may be redeemed at any time, in whole or in part, at the Company’s option. Holders of the Series B Preferred Stock are entitled to receive, when declared by the Company’s Board of Directors, annual dividends payable quarterly in arrears on the 31st day of January, July and October and on the 30th day of April of each year. In the event of any liquidation or winding up of the Company, the holders of the Series B Preferred Stock will have preference to holders of common stock.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Series C Preferred Stock

The Company has outstanding publicly-traded 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock, liquidation preference $100.00 per share (the “Series C Preferred Stock”). At June 30, 2020 and March 31, 2021, the Company had outstanding 400,000 shares of Series C Preferred Stock with an aggregate liquidation preference totaling $40,620,000 and $40,600,000, respectively. Dividends on the Series C Preferred Stock are cumulative from the date of original issue and will be payable on the 31st day of each January, July and October and on the 30th day of April when, as and if declared by the Company’s Board of Directors. Commencing on May 17, 2018, the Company may redeem, at its option, the Series C Preferred Stock, in whole or in part, at a cash redemption price of $100.00 per share, plus any accrued and unpaid dividends to, but not including, the redemption date. Among other things, the Series C Preferred Stock has no stated maturity, is not subject to any sinking fund or other mandatory redemption, and is not convertible into or exchangeable for any of the Company’s other securities. Holders of the Series C Preferred Stock generally will have no voting rights, except for limited voting rights if dividends payable on the outstanding Series C Preferred Stock are in arrears for six or more consecutive or non-consecutive quarters, and under certain other circumstances. If the Company fails to maintain the listing of the Series C Preferred Stock on the NASDAQ Stock Market (“NASDAQ”) for 30 days or more, the per annum dividend rate will increase by an additional 2.00% per $100.00 stated liquidation value ($2.00 per annum per share) so long as the listing failure continues. In addition, in the event of any liquidation or winding up of the Company, the holders of the Series C Preferred Stock will have preference to holders of common stock and are pari passu with the Series B Preferred Stock. The Series C Preferred Stock is listed on NASDAQ under the symbol “GFNCP.”

Dividends

As of March 31, 2021, since issuance, dividends paid or payable totaled $115,000 for the Series B Preferred Stock and dividends paid totaled $28,160,000 for the Series C Preferred Stock. The characterization of dividends to the recipients for Federal income tax purposes is made based upon the earnings and profits of the Company, as defined by the Internal Revenue Code.

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

FY 2021 Acquisition

On December 4, 2020, the Company, through Pac-Van, purchased the storage container and storage trailer business of Jackson Container & Trailer Rental, Inc. (“Jackson Container”) for approximately $2,004,000, which included a general indemnity

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

holdback of $150,000. Jackson Container is located in New Orleans, Louisiana. The allocation to tangible and intangible assets acquired and liabilities assumed based on their estimated fair market values was as follows (in thousands):

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

Goodwill recognized is attributable primarily to expected corporate synergies, the assembled workforce and other factors. The goodwill recognized in the Jackson Container acquisition is deductible for U.S. income tax purposes

The Company incurred approximately $47,000 and $559,000 during the quarter ended March 31, 2020 and FY 2020, respectively, and $135,000 and $150,000 during the quarter ended March 31, 2021 and FY 2021, of incremental transaction costs associated with acquisition-related activity that were expensed as incurred and are included in selling and general expenses in the accompanying consolidated statements of operations.

Note 5. Senior and Other Debt

Asia-Pacific Leasing Senior Credit Facility

The Company’s operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”) entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $32,715,400 (AUS$43,000,000) Facility A that will amortize semi-annually; a $88,636,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $15,216,500 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $28,530,900 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSW”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. In addition, financing fees totaling $2,184,600 (AUS$2,871,400) are payable quarterly in advance through maturity; and an exit fee of AUS$1,051,600, which was due on November 3, 2020 from the original November 3, 2017 financing, was paid in FY 2021. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023. Prepayment penalties equal to 1.0% of any amount prepaid under the Deutsche Bank Credit Facility will expire on March 22, 2021, with no prepayment penalty due after March 22, 2021.

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Deutsche Bank Credit Facility is subject to certain financial and other customary covenants, including, among other things, compliance with specified net leverage and debt requirement or fixed charge ratios based on earnings before interest, income taxes, impairment, depreciation and amortization and other non-operating costs and income (“EBITDA”), as defined. The Deutsche Bank Credit Facility Agreement also requires Royal Wolf to prepay amounts borrowed by a percentage of excess cash flow, as defined, as of the end of each fiscal year, depending on the net leverage ratio as of such date. At March 31, 2021, borrowings under the Deutsche Bank Credit Facility totaled $119,840,000 (AUS$157,513,000) and availability, including cash at the bank, totaled $35,674,000 (AUS$46,889,000).

The above amounts were translated based upon the exchange rate of one Australian dollar to 0.760824 U.S. dollar and one New Zealand dollar to 0.699005 U.S. dollar at March 31, 2021.

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

By Letter of Instruction dated September 25, 2017, Bison Capital instructed GFN to transfer the interests in the Original Convertible Note and to issue four new secured senior convertible notes: a $7,750,000 secured senior convertible note held by Teachers Insurance and Association of America (the “TIAA Convertible Note”), a $7,750,000 secured senior convertible note held by General Electric Pension Trust (the “GEPT Convertible Note) and two secured senior convertible notes totaling $10,500,000 held by Bison Capital (the “Bison Convertible Notes”). Collectively, these four new secured senior convertible notes are referred to as the “Convertible Notes.”

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

In June 2020, General Electric Pension Trust (‘GEPT”) elected to sell the 911,765 shares of GFN common stock they own from the conversion of the GEPT Convertible Note. At a meeting on June 18, 2020, the GFN Board of Directors approved GFN buying GEPT’s shares (versus an open market sale by GEPT), as well as entering into an agreement with GEPT to satisfy their remaining minimum return liability in two equal payments, the first one due October 1, 2020 and the second one on January 1, 2021, as well as approving that the bifurcated minimum return derivative liability will be assumed by GFN U.S. effective June 30, 2020. The shares were purchased by the Company at a closing market price on June 22, 2020 of $6.40, resulting in realized gross proceeds to GEPT of $5,835,000, and leaving a remaining minimum return liability of $6,843,000. The GFN shares purchased from GEPT, plus commission of $10,000, was recorded as treasury stock and the minimum return liability due GEPT is included in trade payables and accrued liabilities in the accompanying consolidated balance sheets. The entire bifurcated minimum return derivative liability was revalued at June 22, 2020, and the difference of $436,000 between this valuation and the previous valuation at March 31, 2020 was recognized as a loss in the consolidated statements of operations during the fourth quarter of FY 2020. In addition, the difference of $1,081,000 between the remaining minimum return liability of $6,843,000 due GEPT and its value at June 22, 2020 prior to its assumption by GFN was recognized as a gain in the consolidated statements of operations during the fourth quarter of the fiscal year ended June 30, 2020. At March 31, 2021, the fair value of the bifurcated minimum return derivative liability for the remaining 2,147,059 shares remaining from the conversion of the TIAA Convertible Note and Bison Convertible Notes was $12,802,000.

North America Senior Credit Facility

At March 31, 2021, the North America leasing (Pac-Van and Lone Star) and manufacturing operations (Southern Frac) had a combined $285,000,000 senior secured revolving credit facility, as amended, with a syndicate led by Wells Fargo Bank, National Association (“Wells Fargo”) that also includes East West Bank, CIT Bank, N.A., the CIBC Bank USA, KeyBank, National Association, Bank Hapoalim, B.M., Associated Bank and Bank of the West (the “Wells Fargo Credit Facility”). In addition, the Wells Fargo Credit Facility provides an accordion feature that may be exercised by the syndicate, subject to the terms in the credit agreement, to increase the maximum amount that may be borrowed by an additional $25,000,000. The Wells Fargo Credit Facility matures on December 14, 2025, assuming the Company’s publicly-traded senior notes due October 31, 2025 (see below) are extended to a date not earlier than March 14, 2026, or have been repaid in full or refinanced or replaced on terms satisfactory to the Wells Fargo Credit Facility; otherwise the Wells Fargo Credit Facility would mature on July 31, 2025.

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

Borrowings under the Wells Fargo Credit Facility accrue interest, at the Company’s option, either at the base rate, as defined, or the LIBOR rate, as defined, with a minimum of 0.5%; plus an applicable margin range of 2.50% to 3.00% based on the average excess availability. The Wells Fargo Credit Facility also specifies the future conditions under which the current LIBOR-based interest rate could be replaced in the future with an alternate benchmark interest rate. There is an unused commitment fee of 0.250% - 0.375%, based on the average revolver usage. The Wells Fargo Credit Facility contains, among other things, certain financial covenants, including fixed charge coverage ratios, and other covenants, representations, warranties, indemnification provisions, and events of default that are customary for senior secured credit facilities; including a composite minimum utilization covenant and a covenant that would require repayment upon a change in control, as defined. At March 31, 2021, borrowings and availability under the Wells Fargo Credit Facility totaled $171,223,000 and $94,031,000, respectively.

Senior Notes

On June 18, 2014, the Company completed the sale of unsecured senior notes (the “2021 Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. The 2021 Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the first supplemental indenture (the “First Supplemental Indenture”) dated as of June 18, 2014 by and between the Company and Wells Fargo, as trustee (the “Original Trustee”). The First Supplemental Indenture supplements the indenture entered into by and between the Company and the Original Trustee dated as of June 18, 2014 (the “Base Indenture”). On April 24, 2017, the Company completed the sale of a “tack-on” offering of its publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. On October 31, 2018, the Company successfully completed a consent solicitation to amend the Base Indenture and First Supplemental Indenture to permit the Company to incur additional indebtedness from time to time, including pursuant to its existing Wells Fargo Credit Facility and existing master finance/capital lease agreement, or such new finance/capital lease obligations as the Company may enter into from time to time. As a result of the successful consent solicitation, the Company and the Original Trustee entered into the second supplemental indenture dated October 31, 2018 (the “Second Supplemental Indenture” and, together with the Base Indenture and First Supplemental Indenture, the “Existing Indenture”). The 2021 Senior Notes bore interest at the rate of 8.125% per annum and were scheduled to mature on July 31, 2021. Prior to December 31, 2020, an aggregate principal amount of $65,800,000 of the 2021 Senior Notes were redeemed (see below) and the remaining principal balance of $11,590,000, plus accrued interest through the redemption date of January 15, 2021, was effectively defeased by the transfer of funds to the Original Trustee (see Note 12) through borrowings on the Wells Fargo Credit Facility. As a result, the Company has reflected the 2021 Senior Notes as fully repaid at December 31, 2020, and has written off the related unamortized debt issuance costs of $386,000 at November 30, 2020 through interest expense in accompanying consolidated financial statements. On January 15, 2021, the Company redeemed the remaining $11,590,000 of the issued and outstanding principal amount of the 2021 Senior Notes in accordance with the optional redemption provisions in the Existing Indenture governing the 2021 Senior Notes.

On October 27, 2020, the Company completed the sale of unsecured senior notes (the “2025 Senior Notes”) in a public offering for $60,000,000, which represented 100% of the aggregate principal amount. On November 16, 2020, the underwriters exercised their full over-allotment option of $9,000,000, which also represented 100% of the aggregate principal amount. Total net proceeds were $65,853,000, after deducting underwriting discounts and offering costs of approximately $3,147,000. The Company

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

used $65,800,000 of the net proceeds to redeem the majority of the 2021 Senior Notes (see above). The 2025 Senior Notes were issued in minimum denominations of $25 and integral multiples of $25 in excess thereof and pursuant to the third supplemental indenture (the “Third Supplemental Indenture” and, together with the Existing Indenture, the “Indenture”) by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”). At March 31, 2021, the 2025 Senior Notes totaled $66,116,000, net of unamortized debt issuance costs of $2,884,000.

The 2025 Senior Notes bear interest at the rate of 7.875% per annum, mature on October 31, 2025 and are not subject to any sinking fund. Interest on the 2025 Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31, commencing on January 31, 2021. The 2025 Senior Notes rank equally in right of payment with all of the Company’s existing and future unsecured senior debt and senior in right of payment to all of its existing and future subordinated debt. The 2025 Senior Notes are effectively subordinated to any of the Company’s existing and future secured debt, to the extent of the value of the assets securing such debt. The 2025 Senior Notes are structurally subordinated to all existing and future liabilities of the Company’s subsidiaries and are not guaranteed by any of the Company’s subsidiaries.

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

Other

At March 31, 2021, equipment financing (finance lease liabilities - see Note 9) and other debt totaled $9,841,000.

The Company was in compliance with the financial covenants under all its credit facilities as of March 31, 2021.

The weighted-average interest rate in the Asia-Pacific area was 6.2% and 7.3% during the quarter ended March 31, 2020 and FY 2020, respectively, and 7.0% and 7.1% during the quarter ended March 31, 2021 and FY 2021, respectively; which does not include the effect of translation, amortization of deferred financing costs and accretion. The weighted-average interest rate in North America was 5.4% and 5.8% during the quarter ended March 31, 2020 and FY 2020, respectively, and 4.5% and 5.0% during the quarter ended March 31, 2021 and FY 2021, respectively; which does not include the effect of the amortization of deferred financing costs and accretion.

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

Derivative – Fair Value (Level 2)
Type of Derivative Contract	Balance Sheet Classification	June 30, 2020	March 31, 2021
Swap Contracts	Trade payables and accrued liabilities	$3,456	$2,975
Forward-Exchange Contracts	Trade and other receivables	—	52
Forward-Exchange Contracts	Trade payables and accrued liabilities	258	63
Bifurcated Derivatives	Fair value of bifurcated derivatives in Convertible Note	18,325	12,802

		Quarter Ended		Nine Months Ended
Type of	Statement of Operations	March 31,		March 31,
Derivative Contract	Classification	2020	2021	2020	2021
Forward Exchange Contracts	Unrealized foreign currency exchange gain (loss) included in “Foreign exchange and other”	$587	$1,246	$331	$304
Bifurcated Derivatives	Change in valuation of bifurcated derivatives in Convertible Note	(11,259)	3,622	(6,365)	5,523

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

The Company’s interest rate derivative instruments were not traded on a market exchange; therefore, the fair values were determined using valuation models which include assumptions about the interest rate yield curve at the reporting dates (Level 2 fair value measurement). As of June 30, 2020 and March 31, 2021, the open interest rate swap contracts were as follows (dollars in thousands):

	June 30,	March 31,
	2020	2021
Notional amounts	$68,777	$76,082
Fixed/Strike Rates	7.17%	6.92%
Floating Rates	5.35%	5.035%
Fair Value of Combined Contracts	$(3,456)	$(2,975)

Foreign Currency Risk

The Company has transactional currency exposures. Such exposure arises from sales or purchases in currencies other than the functional currency. The currency giving rise to this risk is primarily U.S. dollars. Royal Wolf has a bank account denominated in U.S. dollars into which a small number of customers pay their debts. This is a natural hedge against fluctuations in the exchange rate. The funds are then used to pay suppliers, avoiding the need to convert to Australian dollars. Royal Wolf uses forward currency and participating forward contracts to eliminate the currency exposures on the majority of its transactions denominated in foreign currencies, either by transaction if the amount is significant, or on a general cash flow hedge basis. The forward currency and participating forward contracts are always in the same currency as the hedged item. The Company believes that financial instruments designated as foreign currency hedges are highly effective. However documentation of such as required by ASC Topic 815 does not exist. Therefore, all movements in the fair values of these hedges are reported in the statement of operations in the period in which fair values change. As of June 30, 2020, there were 13 open forward exchange contracts that mature between July 2020 and October 2020; and, as of March 31, 2021, there were 20 open forward exchange contracts that mature between April 2021 and August 2021, as follows (dollars in thousands):

	June 30,	March 31,
	2020	2021
Notional amounts	$3,087	$12,666
Exchange/Strike Rates (AUD to USD)	0.56516 – 0.68863	0.71008 – 0.77540
Fair Value of Combined Contracts	$(258)	$(11)

For the quarter ended March 31, 2020 and 2021, net unrealized and realized foreign exchange gains (losses) totaled $(2,627,000) and $(59,000) and $36,000 and $16,000, respectively. In FY 2020 and FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(2,632,000) and $(104,000) and $179,000 and $57,000, respectively.

Fair Value of Other Financial Instruments

The fair value of the Company’s borrowings under the Senior Notes was determined based on a Level 1 input and for borrowings under its senior credit facilities determined based on Level 3 inputs; including a comparison to a group of comparable industry debt issuances (“Industry Comparable Debt Issuances”) and a study of credit (“Credit Spread Analysis”). Under the Industry Comparable Debt Issuance method, the Company compared the debt facilities to several industry comparable debt issuances. This method consisted of an analysis of the offering yields compared to the current yields on publicly traded debt securities. Under the Credit Spread Analysis, the Company first examined the implied credit spreads, which are based on data published by the United States Federal Reserve. Based on this analysis the Company was able to assess the credit market. The fair value of the Company’s senior credit facilities as of June 30, 2020 was determined to be approximately $366,554,000 (carrying value of $372,697,000, gross

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of deferred financing costs of $896,000). The Company also determined that the fair value of its other debt of $7,997,000 at June 30, 2020 approximated or would not vary significantly from their carrying values. The Company believes that market conditions at March 31, 2021 have not changed significantly from June 30, 2020. Therefore, the proportion of the fair value to the carrying value of the Company’s senior credit facilities and other debt at March 31, 2021 would not vary significantly from the proportion determined at June 30, 2020.

Under the provisions of FASB ASC Topic 825, Financial Instruments, the carrying value of the Company’s other financial instruments (consisting primarily of cash and cash equivalents, net receivables, trade payables and accrued liabilities) approximate fair value.

Note 7. Related-Party Transactions

Effective January 31, 2008, the Company entered into a lease with an affiliate of the Company’s then Chief Executive Officer (now Executive Chairman of the Board of Directors) for its corporate headquarters in Pasadena, California. The rent is $7,393 per month, effective March 1, 2009, plus allocated charges for common area maintenance, real property taxes and insurance, for approximately 3,000 square feet of office space. The term of the lease is five years, with two five-year renewal options, and the rent is adjusted yearly based on the consumer price index. On October 11, 2012, the Company exercised the first option to renew the lease for an additional five-year term commencing February 1, 2013 and on August 7, 2017, it exercised its second option for an additional five-year term commencing on February 1, 2018. Rental payments were $28,000 and $83,000 during both the quarter ended March 31, 2020 and 2021, and FY 2020 and FY 2021, respectively.

The premises of Pac-Van’s Las Vegas branch are owned by and were leased from the then acting branch manager through December 31, 2016. From January 1, 2017 through May 12, 2017, the use of the premises was rented on a month-to-month basis. Effective May 12, 2017, the Company entered into a lease agreement through December 31, 2020 for rental of $10,876 per month and the right to extend the term of the lease for three two-year options, with the monthly rental increasing at each option period from $11,420 to $12,590 per month. On August 4, 2020, the Company exercised the first option to renew the lease for an additional two-year term commencing January 1, 2021. Rental payments on these premises totaled $40,000 and $116,000 during the quarter ended March 31, 2020 and FY 2020, respectively; and $40,000 and $120,000 during the quarter ended March 31, 2021 and FY 2021, respectively.

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

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

All grants to-date consist of incentive and non-qualified stock options that vest over a period of up to five years (“time-based”), non-qualified stock options that vest over varying periods that are dependent on the attainment of certain defined EBITDA and other targets (“performance-based”), non-vested equity shares (“restricted stock”) and restricted stock units (“RSU”). At March 31, 2021, 321,220 shares remained available for grant.

On February 9, 2021 (the “February 2021 Grant”), the Company granted 1,879 time-based and 1,879 performance-based options to a key employee of Royal Wolf to purchase a total of 3,758 shares of common stock at an exercise price equal to the closing market price of the Company’s common stock as of that date, or $10.00 per share. The options under the February 2021 Grant vest over 31 - 36 months from the date of grant, with the vesting of the performance-based options subject to the attainment of the targets. The fair value of the stock options in the February 2020 Grant was $5.41, determined using the Black-Scholes option-pricing model using the following assumptions: a risk-free interest rate of 0.89%, an expected life of 7.5 years, an expected volatility of 52.25% and no expected dividend.

Since inception, the range of the fair value of the stock options granted (other than to non-employee consultants) and the assumptions used are as follows:

Fair value of stock options	$0.81 - $6.35

Assumptions used:
Risk-free interest rate	0.89% - 4.8%
Expected life (in years)	7.5
Expected volatility	26.5% - 84.6%
Expected dividends	—

At March 31, 2021, there were no significant outstanding stock options held by non-employee consultants that were not fully vested. A summary of the Company’s stock option activity and related information for FY 2021 follows:

			Weighted-
		Weighted-	Average
	Number of	Average	Remaining
	Options	Exercise	Contractual
	(Shares)	Price	Term (Years)

Outstanding at June 30, 2020	1,599,541	$4.54
Granted	3,758	10.00
Exercised	(151,100)	1.26
Forfeited or expired	—	—
Outstanding at March 31, 2021	1,452,199	$4.89	3.9

Vested and expected to vest at March 31, 2021	1,452,199	$4.89	3.9

Exercisable at March 31, 2021	1,452,199	$4.89	3.9

At March 31, 2021, outstanding time-based options and performance-based options totaled 1,029,974 and 422,225, respectively. Also at that date, the Company’s market price for its common stock was $12.15 per share, which was above the exercise prices of all of the outstanding stock options, and the intrinsic value of the outstanding stock options at that date was $10,443,000. Share-based compensation of $9,619,000 related to stock options has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2021. At that date, there remains $33,000 of unrecognized compensation expense to be recorded on a straight-line basis over the remaining weighted-average vesting period of 2.1 years.

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

A summary of the Company’s restricted stock and RSU activity follows:

	Restricted Stock		RSU
		Weighted-Average		Weighted-Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Nonvested at June 30, 2020	408,099	$8.00	108,928	$8.18
Granted	38,980	8.85	33,411	10.00
Vested	(43,651)	10.47	(82,105)	7.68
Forfeited	—	—	(2,706)	9.49
Nonvested at March 31, 2021	403,428	$7.82	57,528	$9.89

Share-based compensation of $7,237,000 and $1,615,000 related to restricted stock and RSU, respectively, has been recognized in the consolidated statements of operations, with a corresponding benefit to equity, from inception through March 31, 2021. At that date, there remains $2,083,000 for the restricted stock and $530,000 for the RSU of unrecognized compensation expense to be recorded on a straight-line basis over the remaining vesting period of less than a year to 2.86 years for both the restricted stock and the RSU.

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

Future payments of operating lease liabilities at June 30, 2020 and March 31, 2021 are as follows (in thousands):

Year Ending June 30,
2021	$11,628
2022	10,336
2022	9,121
2024	7,858
2025	6,750
Thereafter	57,190
Total commitments	102,883
Less – effect of discounting	(35,741)
$67,142

Year Ending March 31,
2022	$12,947
2023	11,877
2024	10,092
2025	8,867
2026	8,019
Thereafter	71,904
Total commitments	123,706
Less – effect of discounting	(42,648)
$81,058

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

Operating lease activity during the periods was as follows (in thousands):

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Expense:
Short-term lease expense	$957	$960	$2,780	$2,615
Fixed lease expense	3,296	3,707	9,786	10,803
Variable lease expense	313	366	1,043	1,155
Sublease income	(1,120)	(1,214)	(3,569)	(3,493)
	$3,446	$3,819	$10,040	$11,080

Cash paid and new or modified operating lease information:
Operating cash flows from operating leases	$2,973	$3,427	$8,933	$9,985
Net operating lease assets obtained in exchange for new or modified operating lease liabilities	499	3,967	4,208	15,758

The weighted-average remaining lease term and weighted average discount rate for operating leases at June 30, 2020 and March 31, 2021 was 12.6 years and 6.3%, and 13.2 years and 6.3%, respectively.

Finance Leases

Specific criteria differentiate a finance lease from an operating lease, but generally leases under which substantially all the risks and benefits incidental to ownership of the leased assets are assumed by the Company are classified as finance leases. At adoption of ASU No. 2016-02, all previously classified capital leases were classified as finance leases. In the accompanying consolidated balance sheets, finance lease assets are included in property, plant and equipment (see Note 2), while finance lease liabilities are included in senior and other debt (see Note 5). Finance leased assets as of June 30, 2020 and March 31, 2021, include gross costs of $8,650,000 and $11,995,000, and accumulated amortization of $2,871,000 and $3,740,000 resulting in a net book value of $5,779,000 and $8,255,000, respectively.

Self-Insurance

The Company has insurance policies to cover auto liability, general liability, directors and officers liability and workers compensation-related claims. Effective on February 1, 2017, the Company became self-insured for auto liability and general liability through GFNI, a wholly-owned captive insurance company, up to a maximum of $1,200,000 per policy period. Claims and expenses are reported when it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. These losses include an estimate of claims that have been incurred but not reported. At June 30, 2020 and March 31, 2021, reported liability totaled $1,278,000 and $1,206,000, respectively, and has been recorded in the caption “Trade payables and accrued liabilities” in the accompanying consolidated balance sheets.

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

Note 10. Cash Flows from Operating Activities and Other Financial Information

The following table provides a detail of cash flows from operating activities (in thousands):

	Nine Months Ended March 31,
	2020	2021
Cash flows from operating activities
Net income	$7,767	$24,526
Adjustments to reconcile net income loss to cash flows from operating activities:
Gain on sales and disposals of property, plant and equipment	(220)	(263)
Gain on sales of lease fleet	(7,029)	(10,560)
Unrealized foreign exchange loss (gain)	2,632	(179)
Unrealized gain on forward exchange contracts	(331)	(304)
Change in valuation of bifurcated derivatives in Convertible Note	6,365	(5,523)
Depreciation and amortization	26,930	28,061
Amortization of deferred financing costs	1,388	1,477
Share-based compensation expense	2,015	1,515
Deferred income taxes	8,211	5,142
Changes in operating assets and liabilities (excluding assets and liabilities from acquisitions):
Trade and other receivables, net	7,265	5,259
Inventories	1,854	(11,654)
Prepaid expenses and other	(1,283)	(2,848)
Trade payables, accrued liabilities and unearned revenues	(2,682)	(2,222)
Income taxes	238	1,036
Net cash provided by operating activities	$53,120	$33,463

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

	Quarter Ended March 31, 2021
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$18,159	$226	$18,385	$1,937	$(1,605)	$18,717	$14,218	$32,935
Leasing	36,184	2,840	39,024	—	(53)	38,971	18,100	57,071
	$54,343	$3,066	$57,409	$1,937	$(1,658)	$57,688	$32,318	$90,006

Share-based compensation	$121	$14	$135	$12	$265	$412	$65	$477

Depreciation and amortization	$4,214	$2,148	$6,362	$101	$(180)	$6,283	$3,118	$9,401

Operating income (loss)	$12,316	$(1,468)	$10,848	$(137)	$(1,094)	$9,617	$5,494	$15,111

Interest income	$—	$—	$—	$—	$—	$—	$150	$150

Interest expense	$1,490	$59	$1,549	$13	$1,516	$3,078	$2,134	$5,212

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Nine Months Ended March 31, 2021
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$53,496	$253	$53,749	$5,452	$(4,217)	$54,984	$38,725	$93,709
Leasing	108,973	7,717	116,690	—	(201)	116,489	51,282	167,771
	$162,469	$7,970	$170,439	$5,452	$(4,418)	$171,473	$90,007	$261,480

Share-based compensation	$359	$44	$403	$36	$915	$1,354	$161	$1,515

Depreciation and amortization	$12,438	$6,487	$18,925	$301	$(539)	$18,687	$9,374	$28,061

Operating income (loss)	$37,323	$(4,889)	$32,434	$(508)	$(3,652)	$28,274	$14,797	$43,071

Interest income	$—	$—	$—	$—	$—	$—	$452	$452

Interest expense	$4,550	$124	$4,674	$38	$5,981	$10,693	$6,902	$17,595

Additions to long-lived assets	$30,680	$111	$30,791	$78	$(409)	$30,460	$10,517	$40,977

	At March 31, 2021
Long-lived assets	$329,618	$34,940	$364,558	$1,138	$(9,020)	$356,676	$136,444	$493,120

Operating lease assets	$23,086	$2,245	$25,331	$152	$193	$25,676	$53,539	$79,215

Goodwill	$65,233	$6,622	$71,855	$—	$—	$71,855	$28,196	$100,051

	At June 30, 2020
Long-lived assets	$320,956	$40,234	$361,190	$1,361	$(9,145)	$353,406	$129,717	$483,123

Operating lease assets	$25,602	$2,441	$28,043	$244	$267	$28,554	$37,671	$66,225

Goodwill	$65,123	$6,622	$71,745	$—	$—	$71,745	$25,479	$97,224

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Quarter Ended March 31, 2020
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$15,155	$—	$15,155	$3,505	$(981)	$17,679	$14,547	$32,226
Leasing	33,897	8,097	41,994	—	(103)	41,891	15,853	57,744
	$49,052	$8,097	$57,149	$3,505	$(1,084)	$59,570	$30,400	$89,970

Share-based compensation	$97	$11	$108	$9	$334	$451	$196	$647
Depreciation and amortization	$4,104	$1,556	$5,660	$99	$(179)	$5,580	$3,132	$8,712
Operating income	$9,316	$1,629	$10,945	$385	$(1,474)	$9,856	$4,417	$14,273
Interest income	$—	$—	$—	$—	$—	$—	$153	$153
Interest expense	$2,056	$61	$2,117	$23	$1,716	$3,856	$2,125	$5,981

	Nine Months Ended March 31, 2020
	North America
	Leasing
					Corporate
					and
					Intercompany		Asia – Pacific
	Pac-Van	Lone Star	Combined	Manufacturing	Adjustments	Total	Leasing	Consolidated
Revenues:
Sales	$48,649	$35	$48,684	$10,079	$(3,799)	$54,964	$39,550	$94,514
Leasing	106,948	23,106	130,054	—	(524)	129,530	47,932	177,462
	$155,597	$23,141	$178,738	$10,079	$(4,323)	$184,494	$87,482	$271,976

Share-based compensation	$308	$35	$343	$27	$1,083	$1,453	$562	$2,015
Depreciation and amortization	$12,203	$4,826	$17,029	$297	$(537)	$16,789	$10,141	$26,930
Operating income	$34,506	$4,170	$38,676	$358	$(4,578)	$34,456	$11,766	$46,222
Interest income	$—	$—	$—	$—	$2	$2	$517	$519
Interest expense	$7,113	$266	$7,379	$89	$5,150	$12,618	$7,617	$20,235
Additions to long-lived assets	$38,728	$892	$39,620	$41	$(388)	$39,273	$11,412	$50,685

Intersegment net revenues related to sales of primarily portable liquid storage containers and ground level offices from Southern Frac to the North American leasing operations totaled $981,000 and $3,799,000 during the quarter ended March 31, 2020 and FY 2020, respectively; and $1,605,000 and $4,217,000 during the quarter ended March 31, 2021 and FY 2021, respectively. Intrasegment net revenues in the North American leasing operations related to primarily the leasing of portable liquid storage containers from Pac-Van to Lone Star totaled $70,000 and $425,000 during the quarter ended March 31, 2020 and FY 2020, respectively; and $20,000 and $102,000 during the quarter ended March 31, 2021 and FY 2021, respectively.

Note 12. Subsequent Events

On April 9, 2021, the Company announced that its Board of Directors declared a cash dividend of $2.225 per share on the Series C Preferred Stock (see Note 3). The dividend is for the period commencing on January 31, 2021 through April 29, 2021, and is payable on April 30, 2021 to holders of record as of April 29, 2021.

On April 15, 2021, United Rentals (North America), Inc. (“United Rentals”), UR Merger Sub VI Corporation, a wholly-owned subsidiary of United Rentals (“Merger Sub”), and GFN entered into a definitive merger agreement under which Merger Sub will acquire all of GFN’s outstanding common stock for $19.00 per share in cash. United Rentals, through Merger Sub, commenced a

GENERAL FINANCE CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

tender offer on April 26, 2021 and following its completion, Merger Sub will merge with and into GFN and shares of GFN common stock that have not been tendered and purchased in the tender offer will be converted into the right to receive $19.00 per share in cash. The merger is subject to customary closing conditions, including the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other regulatory approvals.

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

We have two geographic areas that include four operating segments; the Asia-Pacific (or Pan-Pacific) area, consisting of Royal Wolf (which leases and sells storage containers, portable container buildings and freight containers in Australia and New Zealand) and North America, consisting of Pac-Van (which leases and sells storage, office and portable liquid storage tank containers, modular buildings and mobile offices), and Lone Star (which leases portable liquid storage tank containers and containment products, as well as provides certain fluid management services, to the oil and gas industry in the Permian and Eagle Ford basins of Texas), which are combined to form our “North American Leasing” operations, and Southern Frac (which manufactures portable liquid storage tank containers and other steel-related products). As of March 31, 2021, our two geographic leasing operations primarily lease and sell their products through 24 customer service centers (“CSCs”) in Australia, 16 CSCs in New Zealand, 63 branch locations in the United States and three branch locations in Canada. At that date, we had 279 and 651 employees and 44,650 and 55,789 lease fleet units in the Asia-Pacific area and North America, respectively.

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

COVID-19

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China and has since spread to a number of other countries, including the United States, Canada, Australia and New Zealand. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has not had a significant impact on our core mobile storage business, but has had a significant impact in our liquid containment business in the oil and gas sector. While conditions in this sector have improved somewhat recently, at the outset the decrease in demand caused by the COVID-19 pandemic and the political tensions between several large oil producing countries caused an even further decline in oil and gas prices in an already soft market. A significant portion of our leasing revenues of our liquid containment business in North America are derived from customers in the oil and gas industry, particularly those doing business in the Permian and Eagle Ford basins in Texas, who are typically adversely affected when this industry is in a downward economic cycle. We have also seen reductions in construction activity, including suspensions, postponements and some cancellations of projects, in both geographic venues. Efforts to contain the spread of COVID-19 continue, including the commencement of vaccinations. Many countries, including the United States, Canada, Australia and New Zealand, still have some level of restrictions on, among other things, international travel, social gatherings and businesses not considered essential. The existence of the COVID-19 pandemic, the fear associated with the COVID-19 pandemic and the reactions of governments and private sectors around the world in response to the COVID-19 pandemic have impeded a great number of businesses (including ours, our customers and our vendors) to conduct normal business operations. We believe that our business is essential, which allows us to continue to serve customers that remain operational. However, if we are required to close a certain number of our locations or a number of our employees cannot work because of illness or otherwise, our business could be materially adversely affected in a rapid manner. Similarly, if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner. The situation will likely become more critical if prolonged. We have curtailed domestic and international travel, promoted social distancing and work-from-home practices, implemented restrictions on investing and spending, and laid the groundwork for other potential cost-cutting measures. We continue to monitor the situation, but the situation of the COVID-19 pandemic continues to evolve and, therefore, it remains difficult to reasonably predict the extent to which our results of operations, liquidity and financial condition will ultimately be impacted.

Results of Operations

Quarter Ended March 31, 2021 (“QE 2021”) Compared to Quarter Ended March 31, 2020 (“QE 2020”)

Revenues.  Revenues were $90.0 million in both QE FY 2021 and QE FY 2020.  This consisted of a slight increase of $0.2 million in revenues in our North American leasing operations, an increase of $1.9 million, or 6%, in revenues in the Asia-Pacific area and a decrease of $2.2 million, or 88%, in manufacturing revenues from Southern Frac.  The effect of the average currency exchange rate of a stronger Australian dollar relative to the U.S. dollar in QE FY 2021 versus QE FY 2020 increased the translation of revenues from the Asia-Pacific area.  The average currency exchange rate of one Australian dollar during QE FY 2021 was $0.7727 U.S. dollar compared to $0.6588 U.S. dollar during QE FY 2020.  In Australian dollars, total revenues in the Asia-Pacific area actually decreased by 9% in QE FY 2021 from QE FY 2020.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by approximately $5.3 million, or 11%, in QE FY 2021 from QE FY 2020 as a result of across the board increases in most sectors; offset somewhat by decreases totaling $1.4 million in the oil and gas and industrial sectors. At Lone Star, revenues decreased by $5.1 million, or approximately 63%, from $8.1 million in QE FY 2020 to $3.0 million in QE FY 2021. As discussed above, revenues in the Asia-Pacific area benefited between the periods because of the translation effect of the stronger Australian dollar. In local Australian dollars, revenue between the periods decreased by AUS$4.1 million, primarily in the transportation (intermodal), utilities, construction and consumer sectors.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues in QE FY 2021, as compared to 34% and 66% in QE FY 2020, respectively.

Non-manufacturing sales during QE FY 2021 amounted to $32.6 million, compared to $29.7 million during QE FY 2020, representing an increase of $2.9 million, or 10%; and comprised of an increase in our North American leasing operations of $3.2 million and a decrease in the Asia Pacific area of $0.3 million. The decrease in sales in the Asia-Pacific area was comprised of a decrease of $1.4  million in the CSC operations ($2.9 million decrease due to lower unit sales, $0.4 million increase due to higher average prices and a $1.1 million increase due to foreign exchange movements); offset somewhat by an increase of $1.1 million in the national accounts group ($5.9 million increase due to higher unit sales, $5.7 million decrease due to lower average prices and a $0.9 million increase due to foreign exchange movements). The translation of sales in the Asia-Pacific area was beneficially impacted by the stronger Australian dollar when comparing QE FY 2021 to QE FY 2020. In Australian dollars, total sales in the Asia-Pacific area decreased by 16% in QE FY 2021 from QE FY 2020; primarily in the transportation, utilities, consumer and mining sectors, which decreased by an aggregate AUS$3.3 million. In QE FY 2021, the transportation sector included two large sales totaling AUS$7.1 million; whereas in QE FY 2020, the transportation sector included three large sales totaling AUS$9.2 million and the utilities sector included one large sale for AUS$1.3 million. In our North American operations, the increase in non-manufacturing sales between the periods was across the board in most sectors; offset somewhat by a decrease in the industrial sector of $1.0 million. The reduction in manufacturing sales at Southern Frac between the periods was in liquid containment tanks and specialty trailers, which decreased by $2.2 million.

Leasing revenues totaled $57.1 million in QE FY 2021, a decrease of $0.7 million, or 1%, from $57.8 million in QE FY 2020. This consisted of a decrease of $2.9 million, or 7%, in North America and an increase of $2.2 million, or 14%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually decreased by 3% percent in the Asia-Pacific area in QE FY 2021 from QE FY 2020.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 85% and 88%, respectively, during QE FY 2021; and 82% and 78%, respectively, during QE FY 2020. The overall average utilization was 85% in QE FY 2021 and 81% in QE FY 2020; and the average monthly lease rate of containers decreased to AUS$167 in QE FY 2021 from AUS$169 in QE FY 2020, caused primarily by a proportionately lower average lease rate in freight containers between the periods. However, the composite average monthly number of units on lease was over 400 higher in QE FY 2021, as compared to QE FY 2020. Locally, in Australian dollars, leasing revenue decreased between the periods by an aggregate AUS$0.6 million, primarily in the construction, special events and moving (removals) sectors, which decreased by approximately AUS$1.6 million; offset somewhat by increases totaling AUS$1.1 million in the education, industrial, mining and rental sectors.

In our North American leasing operations, average utilization rates were 75%, 83%, 37%, 81% and 82% and average monthly lease rates were $119, $411, $485, $410 and $920 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2021; as compared to 69%, 79%, 50%, 81% and 82% and average monthly lease rates were $117, $385, $838, $378 and $893 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during QE FY 2020. The average composite utilization rate was 74% in QE FY 2021 and 71% in QE FY 2020, and the composite average monthly number of units on lease was over 2,250 higher in QE FY 2021 as compared to QE FY 2020. The decrease in leasing revenues between the periods was primarily in the oil and gas and sector, which in QE FY 2021 was $5.8 million below QE FY 2020, substantially attributable to Lone Star; partially offset by increases across the board in most of the other sectors.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $1.1 million from $21.4 million during QE FY 2020 to $22.5 million during QE FY 2021, and our gross profit percentage from these non-manufacturing sales increased to 31% in QE FY 2021 from 28% in QE FY 2020. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $0.4 million in QE FY 2021, as compared to $2.0 million in QE FY 2020, resulting in a slight gross loss during QE FY 2021 versus a gross profit of $0.5 million in QE FY 2020. The decrease in manufacturing gross margin in QE FY 2021 from QE FY 2020 was due to the reduced sales discussed above and less than optimal production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses decreased by $1.0 million from $43.7 million during QE FY 2020 to $42.7 million during QE FY 2021. As a percentage of revenues, these costs decreased to 47% during QE FY 2021 from 49% in QE FY 2020. Reduced revenues during QE FY 2021 from QE FY 2020, particularly lower leasing revenues due primarily to the soft oil and gas market in North America, adversely impacted us during QE FY 2021; but did not result in reduced margins from our core infrastructure. As discussed above in “COVID-19,” we are monitoring the situation, including implementing restrictions on investing and spending. The impact of the COVID-19 pandemic continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Depreciation and Amortization. Depreciation and amortization increased by $0.7 million to $9.3 million in QE FY 2021 from $8.6 million in QE FY 2020. The increase between the periods was in North America, which made significantly more investments in its fleet than the Asia Pacific. The Asia-Pacific was enhanced by the translation effect of a stronger Australian dollar to the U.S. dollar in QE FY 2021 versus QE FY 2020. In Australian dollars, depreciation and amortization was AUS$4.0 million in QE FY 2021 versus AUS$4.7 million in QE FY 2020.

Interest Expense. Interest expense in QE FY 2021 was $5.2 million, a decrease of $0.8 million from $6.0 million in QE FY 2020. In North America, QE FY 2021 interest expense decreased by $0.8 million from QE FY 2020 due to both a lower weighted-average interest rate and average borrowings between the periods. The weighted-average interest rate was 4.5% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in QE FY 2021 versus 5.4% in QE FY 2020. In the Asia-Pacific area, interest expense was $2.1 million in both QE FY 2021 and QE FY 2020 as lower average borrowings were offset by a higher weighted-average interest rate and a stronger Australian dollar between the periods. The weighted-average interest rate was 7.0% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in QE FY 2021 versus 6.2% in QE FY 2020. In Australian dollars, interest expense was AUS$2.8 million in QE FY 2021 versus AUS$3.2 million in QE FY 2020.

Change in Valuation of Bifurcated Derivatives. QE FY 2021 includes a non-cash benefit of $3.6 million for the change in the valuation of the stand-alone bifurcated derivatives (see Note 5 of Notes to Condensed Consolidated Financial Statements), a $14.9 million increase from the QE FY 2020 non-cash charge of $11.3 million.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.701415 at December 31, 2019, 0.614241 at March 31, 2020, 0.770905 at December 31, 2020 and 0.760824 at March 31, 2021. In QE FY 2020 and QE FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(2,627,000) and $(59,000) and $36,000 and $16,000, respectively. In addition, in QE FY 2020 and QE FY 2021, net unrealized exchange gains (losses) on forward exchange contracts totaled $587,000 and $1,246,000, respectively.

Income Taxes. Our income tax provision for QE FY 2021 and QE FY 2020 derived effective tax rates differing from the U.S. federal statutory rate of 21%, primarily as a result of nontaxable or nondeductible items for the change in the valuation of the bifurcated derivatives in the Convertible Notes. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both QE FY 2021 and QE FY 2020, we paid dividends of $0.9 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $10.3 million in QE FY 2021 versus a net loss of $9.5 million in QE FY 2020, an increase of $19.8 million. This increase in QE FY 2021 from QE FY 2020 was primarily due to a higher operating profit in the Asia-Pacific area, the greater non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives and a lower interest expense; offset somewhat by a lower operating profit in North America.

Nine Months Ended March 31, 2021 (“FY 2021”) Compared to Nine Months Ended March 31, 2020 (“FY 2020”)

Revenues. Revenues decreased by $10.5 million, or 4%, to $261.5 million in FY 2021 from $272.0 million in FY 2020. This consisted of a decrease of $7.9 million, or 4%, in revenues in our North American leasing operations, an increase of $2.5 million, or 3%, in revenues in the Asia-Pacific area and a decrease of $5.1 million, or 81%, in manufacturing revenues from Southern Frac. The effect of the average currency exchange rate of a stronger Australian dollar relative to the U.S. dollar in FY 2021 versus FY 2020 increased the translation of revenues from the Asia-Pacific area. The average currency exchange rate of one Australian dollar during FY 2021 was $0.7395 U.S. dollar compared to $0.6762 U.S. dollar during FY 2020. In Australian dollars, total revenues in the Asia-Pacific area actually decreased by 6% in FY 2021 from FY 2020.

Excluding Lone Star (doing business solely in the oil and gas sector), total revenues of our North American leasing operations increased by 5% in FY 2021 from FY 2020 as a result of across the board increases in most sectors; offset somewhat by decreases totaling $5.3 million in the oil and gas and industrial sectors. At Lone Star, revenues decreased by $15.1 million, or approximately 65%, from $23.1 million in FY 2020 to $8.0 million in FY 2021. As discussed above, revenues in the Asia-Pacific area benefited between the periods because of the translation effect of the stronger Australian dollar. In local Australian dollars, revenue between the periods actually decreased by AUS$7.7 million, primarily in the transportation (intermodal) sector, which decreased by AUS$8.4 million; offset somewhat by an increase of AUS$1.1 million in the mining sector.

Sales and leasing revenues represented 36% and 64% of total non-manufacturing revenues in FY 2021, as compared to 33% and 67% in FY 2020, respectively.

Non-manufacturing sales during FY 2021 amounted to $92.5 million, compared to $88.2 million during FY 2020, representing an increase of $4.3 million, or 5%; and comprised of an increase in our North American leasing operations of $5.1 million and a decrease in the Asia Pacific area of $0.8 million. The decrease in sales in the Asia-Pacific area was comprised of a decrease of $1.7  million in the CSC operations ($3.2 million decrease due to lower unit sales, $0.7 million increase due to lower average prices and a $2.2 million increase due to foreign exchange movements); offset somewhat by an increase of $0.9 million in the national accounts group ($2.5 million increase due to higher unit sales, $2.7 million decrease due to lower average prices and a $1.1 million increase due to foreign exchange movements). The translation of sales in the Asia-Pacific area was beneficially impacted by the stronger Australian dollar when comparing FY 2021 to FY 2020. In Australian dollars, total sales in the Asia-Pacific area decreased by 10% in FY 2021 from FY 2020, primarily in the transportation, government and industrial sectors, which decreased by an aggregate AUS$9.5 million; offset somewhat by a total increase of AUS$3.7 million in the construction, utilities, mining and defense sectors. In FY 2021, the transportation sector included three large sales totaling AUS$8.7 million and the utilities sector included one large sale for AUS$2.2 million; whereas in FY 2020, the transportation sector included six large sales totaling AUS$17.4 million and the utilities sector included one large sale for AUS$1.3 million. In our North American operations, the increase in non-manufacturing sales between the periods was across the board in most sectors; offset somewhat by a decrease in the industrial and oil and gas sectors totaling $2.8 million. The reduction in manufacturing sales at Southern Frac between the periods was due primarily in liquid containment and specialty tanks, as well miscellaneous parts, which decreased by $5.4 million; offset somewhat by increased sales of GLOs of $0.3 million.

Leasing revenues totaled $167.8 million in FY 2021, a decrease of $9.7 million, or 5%, from $177.5 million in FY 2020. This consisted of a decrease of $13.0 million, or 7%, in North America and an increase of $3.3 million, or 7%, in the Asia-Pacific area. In Australian dollars, leasing revenues actually decreased by 2% percent in the Asia-Pacific area in FY 2021 from FY 2020.

In the Asia-Pacific area, average utilization in the retail and the national accounts group operations was 83% and 78%, respectively, during FY 2021; and 81% and 73%, respectively, during FY 2020. The overall average utilization was 82% in FY 2021 and 80% in FY 2020; and the average monthly lease rate of containers increased to AUS$170 in FY 2021 from AUS$167 in FY 2020, caused primarily by higher average lease rates in storage and portable building containers between the periods. However, the composite average monthly number of units on lease was over 350 lower in FY 2021, as compared to FY 2020. Locally, in Australian dollars, leasing revenue decreased between the periods by AUS$1.6 million, primarily in the construction, special events and moving sectors, which decreased by an aggregate AUS$3.3 million; offset somewhat by increases totaling AUS$1.8 million in the health, government, rental, mining and industrial sectors.

In our North American leasing operations, average utilization rates were 76%, 83%, 31%, 81% and 82% and average monthly lease rates were $123, $413, $511, $407 and $928 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2021; as compared to 75%, 80%, 56%, 84% and 82% and average monthly lease rates were $123, $387, $819, $365 and $874 for storage containers, office containers, frac tank containers, mobile offices and modular units, respectively, during FY 2020, respectively. The average composite utilization rate was 73% in FY 2021 and 74% in FY 2020, and the composite average monthly number of units on lease was over 400 higher in FY 2021 as compared to FY 2020. The decrease in leasing revenues between the periods was primarily in the oil and gas sector, which in FY 2021 was $18.1 million below FY 2020, substantially attributable to Lone Star; partially offset by increases across the board in most of the other sectors.

Cost of Sales. Cost of sales from our lease inventories and fleet (which is the cost related to our sales revenues only and exclusive of the line items discussed below) increased by $1.8 million from $63.3 million during FY 2020 to $65.1 million during FY 2021, but our gross profit percentage from these non-manufacturing sales increased to 30% in FY 2021 from 28% in FY 2020. Fluctuations in gross profit percentage between periods is not unusual as a significant amount of our non-manufacturing sales are out of the lease fleet which, among other things, would have varying sales prices and carrying values. Cost of sales from our manufactured products totaled $1.4 million in FY 2021, as compared to $5.4 million in FY 2020, resulting in a gross loss of $0.2 million in FY 2021 versus a gross profit of $0.9 million in FY 2020. The decrease in manufacturing gross margin in FY 2021 from FY 2020 was due to the reduced sales discussed above and less than optimal production levels.

Direct Costs of Leasing Operations and Selling and General Expenses. The total of direct costs of leasing operations and selling and general expenses decreased by $6.3 million from $130.4 million during FY 2020 to $124.1 million during FY 2021. As a percentage of revenues, these costs decreased to 47% during FY 2021 from 48% in FY 2020. Reduced revenues during FY 2021 from FY 2020, particularly lower leasing revenues due primarily to the soft oil and gas market in North America, adversely impacted us during FY 2021; but did not result in reduced margins from our core infrastructure. We do not make significant infrastructure changes unless we believe the economic and market conditions causing these adverse factors are long-term in nature. As discussed above in “COVID-19,” we are monitoring the situation, including implementing restrictions on investing and spending. The impact of the COVID-19 pandemic continues to evolve and, therefore, we cannot reasonably predict at this time the extent to which our infrastructure will ultimately be impacted.

Depreciation and Amortization. Depreciation and amortization increased by $1.2 million to $27.8 million in FY 2021 from $26.6 million in FY 2020. The increase between the periods was comprised of a $1.9 million increase in North America, which made significantly more investments in its fleet than the Asia Pacific, and a $0.7 million reduction in the Asia-Pacific area. The reduction in the Asia-Pacific was partially offset by the translation effect of a stronger Australian dollar to the U.S. dollar in FY 2021 versus FY 2020. In Australian dollars, depreciation and amortization was AUS$12.7 million in FY 2021 versus AUS$15.0 million in FY 2020.

Interest Expense. Interest expense in FY 2021 was $17.6 million, a decrease of $2.6 million from $20.2 million in FY 2020. In North America, FY 2021 interest expense decreased by $1.9 million from FY 2020 due to both lower average borrowings and a lower weighted-average interest rate between the periods. The weighted-average interest rate was 5.0% (which does not include the effect of the accretion of interest and amortization of deferred financing costs) in FY 2021 versus 5.8% in FY 2020. FY 2021 included an additional $0.6 million of interest in North America from having both public issuances of Senior Notes outstanding for a period of time prior to the redemption of the 8.125% Senior Notes (see Note 5 of Note to Condensed Consolidated Financial Statements). Further, interest expense includes an additional $0.4 million due primarily to the write-off of unamortized deferred financing costs as a result of the redemption of the 8.125% Senior Notes. In the Asia-Pacific area, FY 2021 interest expense was $0.7 million lower from FY 2020 also due to both lower average borrowings and a lower weighted-average interest rate between the periods, offset somewhat by the translation effect of a stronger Australian dollar between the periods. The weighted-average interest rate was 7.1% (which does not include the effect of translation, interest rate swap contracts and options and the amortization of deferred financing costs) in FY 2021 versus 7.3% in FY 2020. In Australian dollars, interest expense was AUS$9.4 million in FY 2021 versus AUS$11.2 million in FY 2020.

Change in Valuation of Bifurcated Derivatives. FY 2021 includes a non-cash benefit of $5.5 million for the change in the valuation of the stand-alone bifurcated derivatives (see Note 5 of Notes to Condensed Consolidated Financial Statements), an $11.9 million increase from the FY 2020 non-cash charge of $6.4 million.

Foreign Currency Exchange and Other. The currency exchange rate of one Australian dollar to one U.S. dollar was 0.7029 at June 30, 2019, 0.614241 at March 31, 2020, 0.687771 at June 30, 2020 and 0.760824 at March 31, 2021. In FY 2020 and FY 2021, net unrealized and realized foreign exchange gains (losses) totaled $(2,632,000) and $(104,000) and $179,000 and $57,000, respectively. In addition, in FY 2020 and FY 2021, net unrealized exchange gains (losses) on forward exchange contracts totaled $331,000 and $304,000, respectively.

Income Taxes. Our income tax provision for FY 2021 and FY 2020 derived effective tax rates differing from the U.S. federal statutory rate of 21%, primarily as a result of nontaxable or nondeductible items for the change in the valuation of the bifurcated derivatives in the Convertible Notes. Additionally, in both periods, the effective tax rate also differs from the U.S. federal tax rate because of state income taxes from the filing of tax returns in multiple U.S. states and the effect of doing business and filing income tax returns in foreign jurisdictions and for equity plan activity that is currently recognized in the consolidated statements of operations.

Preferred Stock Dividends. In both FY 2021 and FY 2020, we paid dividends of $2.8 million primarily on our 9.00% Series C Cumulative Redeemable Perpetual Preferred Stock.

Net Income Attributable to Common Stockholders. Net income attributable to common stockholders was $21.8 million in FY 2021 versus $5.0 million in FY 2020, an increase of $16.8 million. This increase in FY 2021 from FY 2020 was primarily due to a higher operating profit in the Asia-Pacific area, the greater non-cash benefit for the change in the valuation of the stand-alone bifurcated derivatives and a lower interest expense; offset somewhat by a lower operating profit in North America.

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

	Quarter Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Net income (loss)	$(8,625)	$11,187	$7,767	$24,526
Add (deduct) —
Provision for income taxes	3,715	3,777	9,969	7,474
Change in valuation of bifurcated derivatives in Convertible Note	11,259	(3,622)	6,365	(5,523)
Foreign exchange and other	2,096	(1,293)	2,405	(549)
Interest expense	5,981	5,212	20,235	17,595
Interest income	(153)	(150)	(519)	(452)
Depreciation and amortization	8,712	9,401	26,930	28,061
Share-based compensation expense	647	477	2,015	1,515
Refinancing costs not capitalized	—	6	—	303
Adjusted EBITDA	$23,632	$24,995	$75,167	$72,950

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

Asia-Pacific Leasing Senior Credit Facility

Our operations in the Asia-Pacific area had an AUS$150,000,000 secured senior credit facility, as amended, under a common terms deed arrangement with the Australia and New Zealand Banking Group Limited (“ANZ”) and Commonwealth Bank of Australia (“CBA”) (the “ANZ/CBA Credit Facility”). On October 26, 2017, RWH (subsequently replaced by GFNAPH) and its subsidiaries and a syndicate led by Deutsche Bank AG, Sydney Branch (“Deutsche Bank”), entered into a Syndicated Facility Agreement (the “Syndicated Facility Agreement”). Pursuant to the Syndicated Facility Agreement, the parties entered into a senior secured credit facility and repaid the ANZ/CBA Credit Facility on November 3, 2017. The senior secured credit facility, as amended (the “Deutsche Bank Credit Facility”), consists of a $32,715,400 (AUS$43,000,000) Facility A that will amortize semi-annually; a $88,636,000 (AUS$116,500,000) Facility B that has no scheduled amortization; a $15,216,500 (AUS$20,000,000) revolving Facility C that is used for working capital, capital expenditures and general corporate purposes; and a $28,530,900 (AUS$37,500,000) revolving Term Loan Facility D. Borrowings bear interest at the three-month bank bill swap interest rate in Australia (“BBSW”), plus a margin of 4.25% to 5.50% per annum, as determined by net leverage, as defined. The Deutsche Bank Credit Facility is secured by substantially all of the assets of Royal Wolf and by the pledge of all the capital stock of GFNAPH and its subsidiaries and matures on November 2, 2023.

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

Senior Notes

On June 18, 2014, we completed the sale of unsecured senior notes (the “2021 Senior Notes”) in a public offering for an aggregate principal amount of $72,000,000. On April 24, 2017, we completed the sale of a “tack-on” offering of our publicly-traded Senior Notes for an aggregate principal amount of $5,390,000 that was priced at $24.95 per denomination. The 2021 Senior Notes bore interest at the rate of 8.125% per annum and were scheduled to mature on July 31, 2021. Prior to December 31, 2020, an aggregate principal amount of $65,800,000 of the 2021 Senior Notes were redeemed (see below) and the remaining principal balance of $11,590,000, plus accrued interest through the redemption date of January 15, 2021, was effectively defeased by the transfer of funds to Wells Fargo, the trustee. On January 15, 2021, we redeemed the remaining $11,590,000 of the issued and outstanding principal amount of the 2021 Senior Notes.

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

As of March 31, 2021, our required principal and other obligations payments for the twelve months ending March 31, 2022 and the subsequent three twelve-month periods are as follows (in thousands):

	Twelve Months Ending March 31,
	2022	2023	2024	2025
Deutsche Bank Credit Facility	$4,538	$4,538	$110,764	$—
Wells Fargo Credit Facility	—	—	—	—
2025 Senior Notes	—	—	—	—
Other	2,461	2,781	2,261	1,563
	$6,999	$7,319	$113,025	$1,563

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

Supplemental information pertaining to our consolidated sources and uses of cash is presented in the table below (in thousands):

	Nine Months Ended March 31,
	2020	2021
Net cash provided by operating activities	$53,120	$33,463

Net cash used in investing activities	$(30,076)	$(12,081)

Net cash used in financing activities	$(20,580)	$(29,627)

Cash Flow for FY 2021 Compared to FY 2020

Operating activities. Our operations provided cash of $33.5 million during FY 2021 versus $53.1 million during FY 2020, a decrease of $19.6 million between the periods. Net income in FY 2021 of $24.5 million was $16.7 million significantly more than the net income in FY 2020 of $7.8 million, but the changes in operating assets and liabilities during FY 2021, when compared to FY 2020, reduced cash by $15.8 million. Historically we have experienced significant variations in operating assets and liabilities between periods when conducting our business in due course. In addition, cash from operating activities between the periods were further reduced by $11.9 million between the periods as a result of the non-cash adjustment relating to the change in the valuation of the stand-alone bifurcated derivatives in the Convertible Notes (see Note 5 of Notes to Condensed Consolidated Financial Statements), which decreased cash by $5.5 million in FY 2021 versus increasing cash by $6.4 million in FY 2020. During FY 2021 and FY 2020, the net gain on the sales of lease fleet reduced operating cash flows by $10.6 million and $7.0 million, respectively, a decrease of $3.6 million between the periods; and net unrealized gains and losses from foreign exchange and foreign exchange contracts (see Note 6 of Notes to Condensed Consolidated Financial Statements), which affect operating results but are non-cash addbacks for cash flow purposes, also decreased operating cash flow by $2.8 million between the periods, from a net cash increase of $2.3 million in FY 2020 to a net cash decrease of $0.5 million in FY 2021. Further, deferred income taxes decreased cash flows in FY 2021 by $5.1 million as compared to $8.2 million in FY 2020, a decrease of approximately $3.1 million between the periods; and non-cash share-based compensation increased operating cash flows by $1.5 million in FY 2021 versus $2.0 million in FY 2020, a decrease of $0.5 million between the periods. However, depreciation and amortization and the amortization of deferred financing costs increased cash between the periods by $1.2 million, from an aggregate $28.3 million increase in FY 2020 to an aggregate $29.5 million increase in FY 2021.

Investing Activities. Cash used in investing activities was $12.1 million during FY 2021, as compared to $30.1 million used during FY 2020, resulting in a net decrease in cash used between the periods of $18.0 million. In both FY 2021 and FY 2020, we made one acquisition in North America for $1.9 million (see Note 4 of Notes to Condensed Consolidated Financial Statements) and $2.2 million, respectively. Purchases of property, plant and equipment, or rolling stock (maintenance capital expenditures), were $6.5 million in FY 2021 as compared to $7.0 million in FY 2020, a decrease of $0.5 million in primarily our North American leasing operations. In both periods, proceeds from sales of property, plant and equipment were approximately $0.4 million. Net capital expenditures of lease fleet (purchases, net of proceeds from sales of lease fleet) were $4.0 million in FY 2021, as compared to $21.1 million in FY 2020, a decrease of $17.1 million in net fleet investment. In FY 2021, net capital expenditures of lease fleet were approximately $6.1 million in North America, as compared to $20.7 million in FY 2020, a decrease of $14.6 million; and net capital expenditures of lease fleet in the Asia Pacific totaled a negative $2.1 million in FY 2021, versus $0.4 million in FY 2020, a decrease of $2.5 million in net fleet investment. The amount of cash that we use during any period in investing activities is almost entirely within management’s discretion and we have no significant long-term contracts or other arrangements pursuant to which we may be required to purchase at a certain price or a minimum amount of goods or services.

Financing Activities. Cash used in financing activities was $29.6 million during FY 2021, as compared to $20.6 million of cash used during FY 2020, an increase in the cash used between the periods of $9.0 million. In FY 2021, cash provided from financing activities included gross proceeds of $69.0 million from the successful public offering of our 7.875% Senior Notes due in October 2025, which net proceeds of $65.8 million were used to redeem the majority of our 8.125% Senior Notes with an aggregate principal balance of $77.4 million (see Note 5 of Notes to Condensed Consolidated Financial Statements). In FY 2021, we repaid a net $14.7 million on our equipment financing, senior and other debt versus repaying a net $17.8 million in FY 2020. Included in the net repayment in FY 2021 was $11.6 million that was borrowed on the Wells Fargo Credit Facility to redeem the remaining principal balance of the 8.125% Senior Notes. We incurred deferred financing costs aggregating $3.9 million in FY 2021 pertaining to the public offering of the 7.875% Senior Notes and for the amendment of the Wells Fargo Credit Facility. Cash of $2.8 million was used during both periods to pay dividends on primarily our Series C Preferred Stock and we received proceeds of $193,000 and $100,000 in FY 2021 and FY 2020, respectively, from issuances of common stock on exercises of stock options. Other than the redemption of the 8.125% Senior Notes, our financing activities were primarily to fund our investment in the container lease fleet, make business acquisitions, pay dividends on our preferred stock and manage our operating assets and liabilities.

Asset Management

Receivables and inventories were $40.5 million and $33.9 million at March 31, 2021 and $44.1 million and $20.9 million at June 30, 2020, respectively. At March 31, 2021, DSO in trade receivables were 32 days and 36 days in the Asia-Pacific area and our North American leasing operations, as compared to 43 days and 40 days at June 30, 2020, respectively. Effective asset management is always a significant focus as we strive to apply appropriate credit and collection controls and maintain proper inventory levels to enhance cash flow and profitability. As further discussed above in “COVID-19,” if our customers experience adverse business consequences due to the COVID-19 pandemic, including being required to shut down their operations, demand for our services and products could also be materially adversely affected in a rapid manner, including the increase of DSO in trade receivables.

The net book value of our total lease fleet was $467.1 million at March 31, 2021, as compared to $458.7 million at June 30, 2020. At March 31, 2021, we had 100,439 units (23,857 units in retail operations in Australia, 8,908 units in national account group operations in Australia, 11,885 units in New Zealand, which are considered retail; and 55,789 units in North America) in our lease fleet, as compared to 100,645 units (24,147 units in retail operations in Australia, 8,946 units in national account group operations in Australia, 12,370 units in New Zealand, which are considered retail; and 55,182 units in North America) at June 30, 2020. At those dates, 80,019 units (20,299 units in retail operations in Australia, 7,298 units in national account group operations in Australia, 10,243 units in New Zealand, which are considered retail; and 42,179 units in North America); and 72,983 units (19,505 units in retail operations in Australia, 5,255 units in national account group operations in Australia, 10,149 units in New Zealand, which are considered retail; and 38,074 units in North America) were on lease, respectively.

In the Asia-Pacific area, the lease fleet was comprised of 37,804 storage and freight containers and 6,846 portable building containers at March 31, 2021; and 38,317 storage and freight containers and 7,146 portable building containers at June 30, 2020. At those dates, units on lease were comprised of 33,357 storage and freight containers and 4,483 portable building containers; and 29,839 storage and freight containers and 5,070 portable building containers, respectively.

In North America, the lease fleet was comprised of 39,483 storage containers, 6,813 office containers (GLOs), 4,171 portable liquid storage tank containers, 4,156 mobile offices and 1,166 modular units at March 31, 2021; and 39,169 storage containers, 6,355 office containers (GLOs), 4,194 portable liquid storage tank containers, 4,291 mobile offices and 1,173 modular units at June 30, 2020. At those dates, units on lease were comprised of 30,388 storage containers, 5,746 office containers (GLOs), 1,632 portable liquid storage tank containers, 3,456 mobile offices and 957 modular units; and 27,472 storage containers, 5,184 office containers (GLOs), 1,000 portable liquid storage tank containers, 3,474 mobile offices and 944 modular units, respectively.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934, as amended ("Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in accordance with SEC guidelines and that such information is communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in the Exchange Act. In designing and evaluating our disclosure controls and procedures, we recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures in reaching that level of reasonable assurance. Based on our evaluation under the criteria in Internal Control — Integrated Framework (2013), we concluded that our internal control over financial reporting was, in all material respects, effective as of March 31, 2021. Please see below for a discussion of the Company’s remediation status of a previously reported material weakness.

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

As a result of the foregoing, we enhanced our controls and procedures to, among other things, increase the frequency of inventory and fleet counts at our small and medium-sized locations by at least two people, one of whom must be independent from the location, provide for unannounced physical counts and strengthened controls over agent locations and IT access. We have found these enhanced internal controls to be designed and operating effectively. As a result, we have concluded that the material weakness has been remediated as of March 31, 2021. Except for the changes in connection with the remediation of the aforementioned material weakness discussed above, there were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101

The following materials from the Registrant’s Quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2021	GENERAL FINANCE CORPORATION

	By:	/s/ Jody E. Miller
Jody E. Miller
Chief Executive Officer

	By:	/s/ Charles E. Barrantes
Charles E. Barrantes
Chief Financial Officer